Form 10-Q
period 1996-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 1996-05-13
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 000-18269

                          DELPHI FINANCIAL GROUP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                            (302) 478-5142                                13-3427277
 (State or other jurisdiction of        (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)              including area code)                               Number)

           1105 North Market Street, Suite 1230, Wilmington, Delaware                             19899
                    (Address of principal executive offices)                                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                            Yes   X               No
                                 ---                 ---

               As of May 10, 1996, the Registrant had 14,892,871 shares of Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the Three
                 Months Ended March 31, 1996 and 1995                                                     3

               Consolidated Balance Sheets at March 31, 1996 and
                 December 31, 1995                                                                        4

               Consolidated Statements of Shareholders' Equity for the
                 Three Months Ended March 31, 1996 and 1995                                               5

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995                                               6

               Notes to Consolidated Financial Statements                                                 7

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                      9

PART II.       OTHER INFORMATION                                                                         13

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     1996              1995
                                                                   ---------         --------
Revenue:
  Insurance premiums and policyholder fees ................        $  72,776         $ 63,543
  Net investment income ...................................           30,624           24,997
  Net realized investment losses ..........................           (1,201)          (1,588)
                                                                   ---------         --------
                                                                     102,199           86,952
                                                                   ---------         --------
Benefits and expenses:
   Benefits, claims, and interest credited to policyholders           62,774           59,545
   Commissions ............................................            5,606            5,249
   Amortization of cost of business acquired ..............            4,906            4,094
   Premium and other taxes, licenses and fees .............            2,731            2,405
   Other operating expenses ...............................            7,536            6,997
                                                                   ---------         --------
                                                                      83,553           78,290
                                                                   ---------         --------

       Operating income ...................................           18,646            8,662

Interest expense ..........................................            3,453            3,512
                                                                   ---------         --------

       Income before income tax expense ...................           15,193            5,150

Income tax expense ........................................            5,318            1,653
                                                                   ---------         --------

Net income ................................................        $   9,875         $  3,497
                                                                   =========         ========


Net income per share of common stock ......................        $     .74         $    .29
                                                                   =========         ========


Weighted average shares outstanding (in thousands) ........           13,404           12,179




                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                March 31,          December 31,
                                                                                  1996                1995
                                                                               -----------         -----------
       ASSETS:
Investments:
    Fixed maturities, available for sale ..............................        $ 1,869,360         $ 1,554,283
    Cash and cash equivalents .........................................             79,767              16,685
    Other investments .................................................            269,035             220,563
                                                                               -----------         -----------
                                                                                 2,218,162           1,791,531
Cost of business acquired .............................................            103,209              94,420
Reinsurance receivables ...............................................            198,627             183,077
Other assets ..........................................................            240,300             193,458
Assets held in separate account .......................................             68,938              64,901
                                                                               -----------         -----------
          Total assets ................................................        $ 2,829,236         $ 2,327,387
                                                                               ===========         ===========

       LIABILITIES:
Policy liabilities and accruals .......................................        $   918,760         $   504,390
Policyholder account balances .........................................            751,755             743,745
Corporate debt ........................................................            241,217             134,611
Advances from Federal Home Loan Bank ..................................            200,986             201,057
Securities sold under agreements to repurchase ........................             84,244             202,495
Other liabilities and policyholder funds ..............................            272,792             259,589
Liabilities related to separate account ...............................             62,315              58,685
                                                                               -----------         -----------
                                                                                 2,532,069           2,104,572
                                                                               ===========         ===========
       SHAREHOLDERS' EQUITY:
Preferred Stock, $.01 par; 10,000,000 shares authorized ...............               --                  --
Class A Common Stock, $.01 par; 40,000,000 shares authorized;
    9,776,094 and 6,696,355 shares issued and outstanding, respectively                 98                  67
Class B Common Stock, $.01 par; 20,000,000 shares authorized;
    5,215,788 shares issued and outstanding ...........................                 52                  52
Additional paid-in capital ............................................            165,327              87,734
Net unrealized depreciation on investments ............................            (47,979)            (34,832)
Retained earnings .....................................................            182,011             172,136
Treasury Stock, at cost; 126,568 shares of Class A Common Stock .......             (2,342)             (2,342)
                                                                               -----------         -----------
                                                                                   297,167             222,815
                                                                               -----------         -----------
          Total liabilities and shareholders' equity ..................        $ 2,829,236         $ 2,327,387
                                                                               ===========         ===========




                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                     Three Months Ended March 31
                                                                          ------------------------------------------------
                                                                                    1996                     1995
                                                                          ----------------------    ----------------------
                                                                            Shares      Amounts       Shares       Amounts
                                                                          ---------    ---------    ---------     --------
CLASS A COMMON STOCK:
     Beginning balance................................................        6,696    $      67        5,901     $     59
        Issuance of stock, exercise of stock options and
           conversion of shares.......................................        3,080           31          171            2
                                                                          ---------    ---------    ---------     --------
     Ending balance ..................................................        9,776    $      98        6,702     $     61
                                                                          =========    =========    =========     ========

CLASS B COMMON STOCK:
     Beginning balance................................................        5,216    $      52        5,866     $     59
        Conversion of shares..........................................            -            -         (127)          (2)
                                                                          ---------    ---------    ---------     --------
     Ending balance ..................................................        5,216    $      52        5,739     $     57
                                                                          =========    =========    =========     ========

CLASS A TREASURY STOCK:
     Beginning balance................................................          127    $  (2,342)           -     $      -
        Receipt of Treasury Stock.....................................            -            -          127       (2,342)
                                                                          ---------    ---------    ---------     --------
     Ending balance ..................................................          127    $  (2,342)         127     $ (2,342)
                                                                          =========    =========    =========     ========

ADDITIONAL PAID-IN CAPITAL:
     Beginning balance................................................                 $  87,734                  $ 86,481
        Issuance of stock and exercise of stock options...............                    77,593                       313
                                                                                       ---------                  --------
     Ending balance...................................................                 $ 165,327                  $ 86,794
                                                                                       =========                  ========

NET UNREALIZED DEPRECIATION ON INVESTMENTS:
     Beginning balance................................................                 $ (34,832)                 $(57,889)
        Change in net unrealized (depreciation) appreciation..........                   (13,147)                   11,247
                                                                                       ---------                  --------
     Ending balance...................................................                 $ (47,979)                 $(46,642)
                                                                                       =========                  ========

RETAINED EARNINGS:
     Beginning balance................................................                 $ 172,136                  $141,672
        Net income....................................................                     9,875                     3,497
                                                                                       ---------                  --------
     Ending balance...................................................                 $ 182,011                  $145,169
                                                                                       =========                  ========

TOTAL SHAREHOLDERS' EQUITY............................................                 $ 297,167                  $183,097
                                                                                       =========                  ========



                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                       1996              1995
                                                                                     ---------         ---------
Operating activities:
   Income from operations ...................................................        $   9,875         $   3,497
   Adjustments to reconcile income from operations
         to net cash provided (used) by operating activities:
      Change in policy liabilities and accruals, reinsurance
         receivables and policyholder accounts ..............................           15,229             5,826
      Amortization, principally the cost of business acquired and investments            4,236             4,316
      Deferred costs of business acquired ...................................           (6,556)           (4,979)
      Net realized losses on investments ....................................            1,201             1,588
      Net change in trading account activities ..............................           (2,225)          (18,181)
      Other .................................................................             (890)          (13,165)
                                                                                     ---------         ---------
         Net cash provided (used) by operating activities ...................           20,870           (21,098)
                                                                                     ---------         ---------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made ...............................         (330,272)          (76,079)
      Sales of investments and receipts from repayment of loans .............          268,095           115,353
      Sales of short-term investments .......................................             --                 125
      Maturities of investments .............................................             --              13,571
      Net change in securities held under reverse repurchase agreements .....          121,984            27,285
   Securities held to maturity:
      Purchases of investments ..............................................             --             (10,327)
      Maturities of investments .............................................             --              12,086
   Cash acquired in the SIG Merger, net of consideration paid ...............           37,313              --
   Change in deposit in separate account ....................................             (407)            1,901
                                                                                     ---------         ---------
      Net cash provided by investing activities .............................           96,713            83,915
                                                                                     ---------         ---------

Financing activities:
   Deposits to policyholder accounts ........................................           17,259               381
   Withdrawals from policyholder accounts ...................................          (13,747)          (44,634)
   Proceeds from issuance of common stock and exercise of stock options .....              238               313
   Borrowings under Credit Agreement ........................................           64,000              --
   Principal payments under Credit Agreement ................................           (4,000)             --
   Change in liability under reverse repurchase agreements ..................         (118,251)          (13,022)
                                                                                     ---------         ---------
      Net cash used by financing activities .................................          (54,501)          (56,962)
                                                                                     ---------         ---------

Increase in cash and cash equivalents .......................................           63,082             5,855
Cash and cash equivalents at beginning of period ............................           16,685             1,443
                                                                                     ---------         ---------
      Cash and cash equivalents at end of period ............................        $  79,767         $   7,298
                                                                                     =========         =========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1995. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995. Capitalized terms without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1995.

NOTE B - MERGER

On March 5, 1996, SIG Holdings, Inc. ("SIG") was merged into the Company for consideration of approximately $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 4.3 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company, plus additional contingent consideration of up to $20.0 million (the "SIG Merger"). The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998 or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three year period or $104.4 million for the four year period. The Company also assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"). The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999. SIG, through its subsidiary Safety National Casualty Corporation ("SNCC"), is a provider of excess workers' compensation products to the self-insured market. As of March 5, 1996, SIG had total assets of $572.5 million, and shareholders' equity was $96.8 million. The merger was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the merger.

The following pro forma data summarize the results of operations of the Company for the three months ended March 31, 1996 and 1995, assuming that the merger with SIG had occurred at the beginning of each period presented. In preparing the pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the merger been consummated as of the date indicated and should not be construed as representative of future operating results.

                                                                                    Three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  1996             1995
                                                                                ---------       ----------
                                                                                 (dollars in thousands)
          Total revenue....................................................     $ 120,008       $  115,311
          Net income.......................................................        12,796            8,485
          Earnings per common share........................................           .78              .51

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - INVESTMENTS

At March 31, 1996, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,869.4 million and an amortized cost of $1,952.7 million. At December 31, 1995, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,554.3 million and an amortized cost of $1,612.7 million.

NOTE D - REVERSE REPURCHASE AGREEMENTS

The Company's liabilities for securities sold under agreements to repurchase totaled $84.2 million and $202.5 million at March 31, 1996 and December 31, 1995, respectively. Included in the Company's fixed maturity securities on the Consolidated Balance Sheet are $88.0 million and $212.0 million of securities, including accrued interest on those securities, at March 31, 1996 and December 31, 1995, respectively, which serve as collateral to secure these liabilities.

NOTE E - CONSOLIDATED STATEMENTS OF CASH FLOW

Supplemental schedule of non-cash investing and financing activities:

The consideration for the SIG Merger included approximately 4.3 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company.

NOTE F-- EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the applicable period adjusted by the number of shares issuable on exercise of common stock options, reduced by the number of shares assumed to have been repurchased (at the average market value per share of the Company's common stock) with the proceeds from their exercise.

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company", which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise) . This analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1995. Capitalized terms without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended March 31, 1996 were $72.8 million as compared to $63.5 million for the three months ended March 31, 1995, an increase of 14.5%. The increase was primarily due to increased premiums from group employee benefit products, including life, excess workers' compensation, long-term disability and special accident insurance. Contributing to this increase was $5.2 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the merger with SIG Holdings, Inc. ("SIG") on March 5, 1996 (the "SIG Merger"). Also contributing to the increase in premiums was the continued development of the Company's distribution system, normal growth in employment and salary levels for the Company's existing customer base and certain price increases. Deposits from the Company's single premium deferred annuity products, including the Company's new market value adjusted annuity product, which it began marketing in the fall of 1995, were $16.8 million for the three months ended March 31, 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended March 31, 1996 was $30.6 million as compared to $25.0 million for the three months ended March 31, 1995, an increase of 22.5%. The increase is principally due to improved performance by the Company's independent investment managers program and an increase in average invested assets as a result of the SIG Merger. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.8% on average invested assets of $1,580.0 million and 6.6% on average invested assets of $1,517.8 million for the three months ended March 31, 1996 and 1995, respectively.

Net Realized Investment Losses. Net realized investment losses were $1.2 million for the three months ended March 31, 1996 as compared to net realized investment losses of $1.6 million for the three months ended March 31, 1995. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended March 31, 1996 were $83.6 million as compared to $78.3 million for the three months ended March 31, 1995, an increase of 6.7%. During the first quarter of 1996, benefits and expenses for group employee benefit products increased by $8.8 million as compared to the same period in 1995. Of this increase, $4.3 million was attributable to the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. The remaining increase was primarily attributable to premium growth in the Company's other group product lines. The combined ratio (loss ratio plus expense ratio) for group insurance lines, excluding excess workers' compensation insurance, was 98.4% in both periods. Benefits and interest credited on asset accumulation products decreased by $2.9 million. The primary cause of the decrease was a decline in average funds under management of $149.4 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, due to policy maturities and surrenders. Also contributing to the decrease was a decline in the weighted average annualized crediting rate on asset accumulation products from 5.7% for the first three months of 1995 to 5.3% for the comparable period in 1996, primarily due to scheduled maturities of guaranteed investment contracts, which had higher average crediting rates than the Company's other asset accumulation products.

Operating Income. Operating income before interest and taxes for the three months ended March 31, 1996 was $18.6 million as compared to $8.7 million for the three months ended March 31, 1995, an increase of 115.3%. The increase in 1996 was primarily due to the acquisition of the excess workers' compensation business through the SIG Merger and an increase in the weighted average yield on invested assets.

Interest Expense. Interest expense for the three months ended March 31, 1996 and 1995 was $3.5 million. While interest on the Senior Notes was unchanged, interest expense on borrowings under the Credit Agreement decreased due to a decline in the weighted average borrowing rate during the first quarter of 1996 as compared to the first quarter of 1995. This decrease was offset by interest expense on the SIG Senior Notes, which were assumed in conjunction with the SIG Merger.

Income Taxes. Income tax expense for the three months ended March 31, 1996 was $5.3 million as compared to $1.7 million for the three months ended March 31, 1995. The increase was primarily due to the $9.9 million increase in operating income.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company has approximately $87.3 million of financial resources available at the holding company level at March 31, 1996 which are primarily comprised of investments in the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries were primarily invested in balances with independent investment managers and marketable securities. All of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration statement is also in effect under which up to $149.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debentures issued by RSLIC-Texas, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. RSLIC-Texas generates less than 1% of the Company's premiums, policyholder fees and deposits; therefore, payments on the Surplus Debentures are generally funded by dividend payments made by RSLIC to RSLIC-Texas. These dividends are subject to regulatory restrictions and, in the absence of regulatory approval, are generally limited within any 12-month period, in the aggregate, to the greater of RSLIC's statutory net income for the preceding year, or 10% of RSLIC's statutory surplus at the end of the preceding year. RSLIC has $32.7 million available for dividend payments without prior regulatory approval during 1996. SNCC's ability to pay dividends is subject to regulatory and certain other contractual restrictions and, in the absence of the requisite approvals, dividends are generally limited within any 12-month period, in the aggregate, to the lesser of 10% of SNCC's statutory surplus at the end of the preceding year or SNCC's statutory net investment income for the preceding year. SNCC has $12.2 million available for dividend payments without prior regulatory approval during 1996. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes and the SIG Senior Notes. The Credit Agreement permits the Company to borrow up to $200.0 million at any one time. Of the total facility, $43.5 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes. The maximum amount available to the Company under the Credit Agreement will be reduced on October 1 of each year with the balance due on April 1, 2002. At the Company's current level of borrowing, no principal repayments would be required until October 1, 2000. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in five annual installments of $9.0 million beginning in May 1999. Sources of liquidity available at the holding company level in 1996 are expected to exceed the Company's cash requirements for 1996.

The primary sources of liquidity of the Company's significant insurance subsidiaries are premiums and deposits on policies and contracts, investment income and repayments of principal on, and proceeds from sales and maturities of, invested assets. The liquidity requirements of these subsidiaries principally relate to the contractual obligations associated with their insurance and annuity products and operating expenses. The Company believes that these sources of funding will be adequate to satisfy on both a short-term and long-term basis its insurance subsidiaries' liquidity requirements.

Operating activities increased cash and cash equivalents by $20.9 million for the three months ended March 31, 1996. Net investing activities provided $96.7 million of cash during the first quarter of 1996, primarily due to sales of mortgage-backed securities and net cash acquired as a result of the SIG Merger. Financing activities used $54.5 million of cash for the three months ended March 31, 1996, principally to reduce reverse repurchase agreement liabilities offset by additional borrowings under the Credit Agreement to fund the SIG Merger.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, (i) matching of durations of the Company's interest sensitive assets and liabilities to minimize the Company's exposure to fluctuations in interest rates, (ii) financing the purchase of securities through advances from the FHLB to enhance investment yields and to manage the duration of its liabilities, and (iii) using hedging strategies to reduce interest rate risk and to better match the duration of its interest-sensitive assets and liabilities. The Company has de-emphasized the use of reverse repurchase agreements and has reduced its liabilities under these agreements from $202.5 million at December 31, 1995 to $84.2 million at March 31, 1996. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Moody's Investor Service was "Aa" at March 31, 1996. While an investment grade rating of this type addresses credit risk, it does not address other risks, such as interest rate risk, which is discussed below.

During the first quarter of 1996, the Company reduced its investments in mortgage-backed securities to 40% of total invested assets, or $881.4 million, as compared to 63% of total invested assets, or $1,133.5 million, at December 31, 1995. This reduction resulted from the sale of $235.3 million of mortgage-backed securities and the acquisition of SIG's investment portfolio, which totaled $545.3 million at March 31, 1996. Approximately 35% of the Company's mortgage-backed securities are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest. The remaining 65% of the mortgage-backed portfolio consists of investments in trusts created by banks and finance and mortgage companies. All of these holdings have been given an investment grade credit rating by nationally recognized statistical rating organizations. The single largest investment in a mortgage-backed security totaled $50.7 million, or 2% of invested assets, at March 31, 1996. At times, the Company invests in privately placed mortgage-backed securities. The carrying value of the Company's portfolio invested in this type of security totaled $129.4 million at March 31, 1996. Although there is an additional degree of liquidity risk associated with privately placed securities, the Company believes that, if necessary, it could liquidate all or a portion of its investments in these securities in a timely manner at or close to market value. The Company has not experienced any material write-downs in its mortgage-backed portfolio.

Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk which is generally a function of the repayment priority of the securities in the overall securitization structure and the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral. In addition, the Company has developed a hedging program to assist it in managing the duration of its mortgage-backed securities. The hedging program utilizes short positions in U.S. Treasury futures contracts to reduce the Company's interest rate risk, effectively shortening the duration of the Company's mortgage-backed securities. At March 31, 1996, the Company maintained mortgage-backed securities with a weighted average duration of 5.4 years, after giving effect to hedging activities, in line with the duration of its interest sensitive liabilities, which range from three to six years. The duration of the Company's mortgage-backed securities without the hedging instruments was approximately 6.0 years. At March 31, 1996, realized losses on closed futures positions totaling $26.4 million and unrealized gains on open futures positions totaling $2.1 million have been deferred and recorded as adjustments to the amortized cost of the mortgage-backed securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company has also developed a hedging program to reduce the interest rate risk associated with its municipal securities portfolio. This hedging program also utilizes short positions in U.S. Treasury futures contracts and limits the interest rate risk associated with its investments in trusts comprised of municipal securities. The short futures contracts hedging these securities have a net deferred realized loss on closed positions of $3.2 million and an unrealized gain on open positions of $1.9 million which have been recorded as adjustments to the amortized cost of the municipal securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company manages investment programs in which securities are financed using advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Company earns spread income from this program, which is the difference between the financing cost and the earnings from the securities purchased with those funds. The advances from the FHLB, which are at a fixed rate, had an average term to maturity of 4.5 years. This program requires the Company to maintain securities on deposit with the FHLB as collateral for the funds outstanding. As the fair value of those securities increases or decreases, the Company may be allowed to retake possession of securities or be required to deposit additional securities. The Company may also be subject to risks related to the differences between the duration of the assets and liabilities outstanding under these advances. At March 31, 1996, the assets under this program had a longer duration than the liabilities.

Asset/Liability Management. A significant aspect of the Company's continued profitability is its ability to manage risks associated with interest-sensitive assets and liabilities. The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between its expected return on investments and the crediting rate. The Company achieves this spread by active portfolio management focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in interest rates and by the adjustment of the crediting rate on annuity products. The results of this asset/liability matching are analyzed periodically through cash flow analysis under multiple interest rate scenarios. In response to the decline in interest rates during 1995, the Company has reduced the crediting rates on its annuity products for 1996. The Company believes that it will continue to achieve a positive spread and that the amount of lapses and surrender rates will remain consistent with those assumed in the pricing of the products.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held a Special Meeting of Stockholders on March 1, 1996 to vote upon a proposal to approve the issuance by the Company of shares of Class A Common Stock in connection with the consummation of the merger and upon the exercise of certain stock options assumed in connection therewith, all as contemplated by the Agreement and Plan of Merger dated as of October 5, 1995, by and among the Company, SIG Holdings Acquisition Corp. and SIG Holdings, Inc. The stockholders approved the issuance by the Company of shares of Class A Common Stock by a vote of 54,457,648 votes in favor of the merger, 17,972 votes abstaining and 57,433 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits)

           11.1 - Computation of Earnings Per Share of Common Stock

           27   - Financial Data Schedule

      (b)  Reports on Form 8-K

           The Company filed a report on Form 8-K on March 19, 1996, and an amendment thereto on April 11, 1996, announcing the completion of the merger with SIG Holdings, Inc. on March 5, 1996. The report included the financial statements of SIG Holdings, Inc. as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 and unaudited pro forma condensed financial statements giving effect to the merger as of and for the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  DELPHI FINANCIAL GROUP, INC. (Registrant)


                  /s/          ROBERT ROSENKRANZ
                  ------------------------------------------------------------
                  Robert Rosenkranz
                  Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)


                  /s/          JANE R. DUNLAP
                  ------------------------------------------------------------
                  Jane R. Dunlap
                  Vice President  and Treasurer
                  (Chief Accounting Officer)



Date:  May 13, 1996