Form 10-Q
period 1996-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 1996-08-13
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          As of August 9, 1996, the Registrant had 14,921,911 shares of
                           Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 1996 and 1995............................    2

         Consolidated Balance Sheets at June 30, 1996 and
           December 31, 1995..............................................    3

         Consolidated Statements of Shareholders' Equity
           for the Six Month Ended June 30, 1996 and 1995.................    4

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and 1995........................    5

         Notes to Consolidated Financial Statements.......................    6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................    8




PART II. OTHER INFORMATION................................................   13

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                                1996         1995         1996         1995
                                                             ---------    ---------    ---------    ---------
Revenue:
   Insurance premiums and policyholder fees ..............   $  86,361    $  65,306    $ 158,875    $ 128,478
   Net investment income .................................      38,439       32,118       68,992       57,115
   Net realized investment losses ........................      (4,069)        (941)      (5,268)      (2,529)
                                                             ---------    ---------    ---------    ---------
                                                               120,731       96,483      222,599      183,064
                                                             ---------    ---------    ---------    ---------
Benefits and expenses:
   Benefits, claims and interest credited
     to policyholders.....................................      70,222       59,204      132,795      118,606
   Commissions ...........................................       6,084        5,273       11,651       10,504
   Amortization of cost of business acquired .............       7,432        4,056       12,263        8,150
   Premium and other taxes, licenses and fees ............       2,873        2,499        5,592        4,904
   Other operating expenses ..............................       9,611        6,390       16,572       12,501
                                                             ---------    ---------    ---------    ---------
                                                                96,222       77,422      178,873      154,665
                                                             ---------    ---------    ---------    ---------

         Income from continuing operations before
             interest and income tax expense .............      24,509       19,061       43,726       28,399

Interest expense .........................................       4,591        3,382        8,044        6,894
                                                             ---------    ---------    ---------    ---------

         Income from continuing operations before
             income tax expense ..........................      19,918       15,679       35,682       21,505

Income tax expense .......................................       6,585        5,487       12,103        7,377
                                                             ---------    ---------    ---------    ---------

         Income from continuing operations ...............      13,333       10,192       23,579       14,128

Discontinued operations, net of income tax benefit:
   Loss from operations ..................................        (394)        (404)        (765)        (843)
   Loss on disposal ......................................      (5,836)        --         (5,836)        --
                                                             ---------    ---------    ---------    ---------

         Net income ......................................   $   7,103    $   9,788    $  16,978    $  13,285
                                                             =========    =========    =========    =========

Results per common share:
   Income from continuing operations .....................   $    0.81    $    0.84    $    1.58    $    1.17
   Discontinued operations, net of income tax benefit:
      Loss from operations ...............................       (0.02)       (0.03)       (0.05)       (0.07)
      Loss on disposal ...................................       (0.36)        --          (0.39)        --
                                                             ---------    ---------    ---------    ---------
   Net income ............................................   $    0.43    $    0.81    $    1.14    $    1.10
                                                             =========    =========    =========    =========

Weighted average shares outstanding (in thousands) .......      16,331       12,050       14,868       12,114

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           June 30,     December 31,
                                                                             1996           1995
                                                                         -----------    ------------
       ASSETS:
Investments:
   Fixed maturity securities, available for sale .....................   $ 1,924,665    $ 1,554,283
   Cash and cash equivalents .........................................        79,760         16,685
   Other investments .................................................       258,185        220,563
                                                                         -----------    -----------
                                                                           2,262,610      1,791,531
Cost of business acquired ............................................       100,339         91,346
Reinsurance receivables ..............................................       199,086        183,077
Other assets .........................................................       176,758        192,155
Assets held in separate account ......................................        71,821         64,901
                                                                         -----------    -----------
       Total assets ..................................................   $ 2,810,614    $ 2,323,010
                                                                         ===========    ===========

     LIABILITIES:
Policy liabilities and accruals ......................................   $   927,473    $   501,550
Policyholder account balances ........................................       738,654        743,745
Corporate debt .......................................................       237,116        134,611
Advances from Federal Home Loan Bank .................................       201,020        201,057
Securities sold under agreements to repurchase .......................        52,836        202,495
Other liabilities and policyholder funds .............................       287,725        258,052
Liabilities related to separate account ..............................        64,921         58,685
                                                                         -----------    -----------
                                                                           2,509,745      2,100,195
                                                                         -----------    -----------
     SHAREHOLDERS' EQUITY:
Preferred Stock, $.01 par; 10,000,000 shares authorized ..............          --             --
Class A Common Stock, $.01 par; 40,000,000 shares authorized;
   9,814,540 and 6,696,355 shares issued and outstanding, respectively            98             67
Class B Common Stock, $.01 par; 20,000,000 shares authorized;
   5,215,788 shares issued and outstanding ...........................            52             52
Additional paid-in capital ...........................................       165,356         87,734
Net unrealized depreciation on investments ...........................       (51,409)       (34,832)
Retained earnings ....................................................       189,114        172,136
Treasury stock, at cost; 126,568 shares Class A Common Stock .........        (2,342)        (2,342)
                                                                         -----------    -----------
                                                                             300,869        222,815
                                                                         -----------    -----------
       Total liabilities and shareholders' equity ....................   $ 2,810,614    $ 2,323,010
                                                                         ===========    ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Six Months Ended June 30,
                                                             ------------------------------------------------
                                                                      1996                      1995
                                                             ----------------------    ----------------------
                                                               Shares      Amounts      Shares       Amounts
                                                             ---------    ---------    ---------    ---------
CLASS A COMMON STOCK:
   Beginning balance .....................................       6,696    $      67        5,901    $      59
      Issuance of stock, exercise of stock options and
          conversion of shares ...........................       3,119           31          192            2
                                                             ---------    ---------    ---------    ---------
   Ending balance ........................................       9,815    $      98        6,093    $      61
                                                             =========    =========    =========    =========

CLASS B COMMON STOCK:
   Beginning balance .....................................       5,216    $      52        5,866    $      59
      Conversion of shares ...............................        --           --           (127)          (2)
                                                             ---------    ---------    ---------    ---------
   Ending balance ........................................       5,216    $      52        5,739    $      57
                                                             =========    =========    =========    =========

CLASS A TREASURY STOCK:
   Beginning balance .....................................         127    $  (2,342)        --      $    --
      Receipt of Treasury Stock ..........................        --           --            127       (2,342)
                                                             ---------    ---------    ---------    ---------
   Ending balance ........................................         127    $  (2,342)         127    $  (2,342)
                                                             =========    =========    =========    =========

ADDITIONAL PAID-IN CAPITAL:
   Beginning balance .....................................                $  87,734                 $  86,481
      Issuance of stock and exercise of stock options ....                   77,622                       491
                                                                          ---------                 ---------
   Ending balance ........................................                $ 165,356                 $  86,972
                                                                          =========                 =========

NET UNREALIZED DEPRECIATION ON INVESTMENTS:
   Beginning balance .....................................                $ (34,832)                $ (57,889)
      Change in net unrealized (depreciation) appreciation                  (16,577)                    9,120
                                                                          ---------                 ---------
   Ending balance ........................................                $ (51,409)                $ (48,769)
                                                                          =========                 =========

RETAINED EARNINGS:
   Beginning balance .....................................                $ 172,136                 $ 141,672
      Net income .........................................                   16,978                    13,285
                                                                          ---------                 ---------
   Ending balance ........................................                $ 189,114                 $ 154,957
                                                                          =========                 =========

TOTAL SHAREHOLDERS' EQUITY ...............................                $ 300,869                 $ 190,936
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                      1996         1995
                                                                                   ---------    ---------
Operating activities:
    Net income .................................................................   $  16,978    $  13,285
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Change in policy liabilities and accruals, reinsurance
          receivables and policyholder accounts ................................      16,682       11,097
       Amortization, principally the cost of business acquired and investments .       9,997        8,207
       Deferred costs of business acquired .....................................     (12,904)      (9,469)
       Net realized losses on investments ......................................       5,268        2,529
       Net change in trading account activities ................................      (4,352)     (33,599)
       Other ...................................................................      (7,984)      (3,972)
                                                                                   ---------    ---------
          Net cash provided (used) by operating activities .....................      23,685      (11,922)
                                                                                   ---------    ---------

Investing activities:
    Securities available for sale:
       Purchases of investments and loans made .................................    (704,252)    (151,207)
       Purchases of short-term investments .....................................        --         (6,656)
       Sales of investments and receipts from repayment of loans ...............     641,752      251,412
       Sales of short-term investments .........................................       4,400        1,528
       Maturities of investments ...............................................      13,806       25,732
       Net change in securities held under reverse repurchase agreements .......     153,070      130,165
    Securities held to maturity:
       Purchases of investments ................................................        --        (10,327)
       Maturities of investments ...............................................        --         15,165
    Cash acquired in the SIG Merger, net of consideration paid .................      37,313         --
    Change in deposit in separate account ......................................        (684)       1,672
                                                                                   ---------    ---------
          Net cash provided by investing activities ............................     145,405      257,484
                                                                                   ---------    ---------

Financing activities:
    Deposits to policyholder accounts ..........................................      31,407          934
    Withdrawals from policyholder accounts .....................................     (39,030)     (92,528)
    Proceeds from issuance of common stock and exercise of stock options .......         267          491
    Borrowings under Credit Agreement ..........................................      64,000         --
    Principal payments under Credit Agreement ..................................      (8,000)      (5,000)
    Change in amounts due to brokers and other short-term financing ............      (5,000)      (5,250)
    Change in liability under reverse repurchase agreements ....................    (149,659)    (126,444)
                                                                                   ---------    ---------
          Net cash used by financing activities ................................    (106,015)    (227,797)
                                                                                   ---------    ---------

Increase in cash and cash equivalents ..........................................      63,075       17,765
Cash and cash equivalents at beginning of period ...............................      16,685        1,443
                                                                                   ---------    ---------
    Cash and cash equivalents at end of period .................................   $  79,760    $  19,208
                                                                                   =========    =========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1995. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1995.

NOTE B - DISCONTINUED OPERATIONS

The Company has formalized plans to discontinue its long-term care insurance business. This is intended to be accomplished by means of a sale, which the Company will seek to consummate by June 1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company reconsidered its strategy due to continued losses from this business attributable to less than expected sales levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The loss on the disposal of this business is primarily attributable to the write-off of deferred acquisition costs and goodwill associated with the business and a provision of $1.4 million, net of a tax benefit of $0.8 million, for operating losses during the phase-out period. Operating losses from this business are presented net of a tax benefit of $0.2 million for both the three months ended June 30, 1996 and 1995, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 1996 and 1995, respectively. Revenues from the long-term care insurance business totaled $0.5 million and $0.3 million for the three months ended June 30, 1996 and 1995, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 1996 and 1995, respectively. The net liabilities associated with this business of $3.5 million at June 30, 1996 are included in other liabilities in the consolidated balance sheet and consist primarily of policy liabilities and accruals. The 1995 financial statements have been restated to reflect the discontinuance of this business.

NOTE C - MERGER

On March 5, 1996, SIG Holdings, Inc. ("SIG") was merged into the Company for consideration of approximately $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 4.3 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company, plus additional contingent consideration of up to $20.0 million (the "SIG Merger"). The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998 or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three year period or $104.4 million for the four year period. The Company also assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"). The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999. SIG, through its subsidiary Safety National Casualty Corporation, is a provider of excess workers' compensation products to the self-insured market. As of March 5, 1996, SIG had total assets of $572.5 million, and shareholders' equity was $96.8 million. The SIG Merger was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE C - MERGER (CONTINUED)

The pro forma operating results, which assume the SIG Merger had occurred at the beginning of each period, are as follows: total revenue of $241.1 million and $236.9 million, which includes realized investment losses of $5.3 million, or $0.21 per share after taxes, and $2.5 million, or $0.10 per share after taxes, income from continuing operations of $26.8 million and $23.6 million and earnings per share from continuing operations of $1.63 and $1.44 for the six months ended June 30, 1996 and 1995, respectively. Pro forma net income, after losses from discontinued operations of $6.6 million, or $0.40 per share, and $0.8 million, or $0.05 per share, would be $20.2 million, or $1.23 per share, and $22.7 million, or $1.39 per share, for the six months ended June 30, 1996 and 1995, respectively. In preparing the pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 16.5 million and
16.4 million for the six months ended June 30, 1996 and 1995, respectively, used in calculating the pro forma per share data assume that all of the outstanding options to purchase SIG stock were exercised at the beginning of each period. The pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the date indicated and should not be construed as representative of future operating results.

NOTE D - INVESTMENTS

At June 30, 1996, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,924.7 million and an amortized cost of $2,016.6 million. At December 31, 1995, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,554.3 million and an amortized cost of $1,612.7 million.

NOTE E - REVERSE REPURCHASE AGREEMENTS

The Company's liabilities for securities sold under agreements to repurchase totaled $52.8 million and $202.5 million at June 30, 1996 and December 31, 1995, respectively. Included in the Company's fixed maturity securities on the Consolidated Balance Sheet are $57.1 million and $212.0 million of securities at June 30, 1996 and December 31, 1995, respectively, which serve as collateral to secure these liabilities.

NOTE F - CONSOLIDATED STATEMENTS OF CASH FLOW

Supplemental schedule of non-cash investing and financing activities:

The consideration for the SIG Merger included approximately 4.3 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of SIG stock options assumed by the Company.

NOTE G - EARNINGS PER SHARE

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

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company", which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise). This analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1995. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to
Six Months Ended June 30, 1995

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the six months ended June 30, 1996 were $158.9 million as compared to $128.5 million for the six months ended June 30, 1995, an increase of 23.7%. Contributing to this increase was $22.9 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the merger with SIG Holdings, Inc. ("SIG") on March 5, 1996 (the "SIG Merger"). Also contributing to the increase was modest growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases. Deposits from the Company's single premium deferred annuity products, including the Company's new market value adjusted annuity product, which it began marketing in the fall of 1995, were $30.5 million for the six months ended June 30, 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the six months ended June 30, 1996 was $69.0 million as compared to $57.1 million for the six months ended June 30, 1995, an increase of 20.8%. The increase is principally due to an increase in average invested assets as a result of the SIG Merger and improved performance in the Company's independent investment managers program. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.9% on average invested assets of $1,749.3 million and 7.7% on average invested assets of $1,481.3 million for the six months ended June 30, 1996 and 1995, respectively.

Net Realized Investment Losses. Net realized investment losses were $5.3 million for the six months ended June 30, 1996 as compared to net realized investment losses of $2.5 million for the six months ended June 30, 1995. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the six months ended June 30, 1996 were $178.9 million as compared to $154.7 million for the six months ended June 30, 1995, an increase of 15.6%. During the first six months of 1996, benefits and expenses for group employee benefit products increased by $28.3 million as compared to the same period in 1995. Of this increase, $20.2 million was attributable to the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. The remaining increase was primarily attributable to premium growth in the Company's other group employee benefit product lines. The combined ratio (loss ratio plus expense ratio) for group insurance lines, excluding excess workers' compensation insurance, was 97.8%, slightly above the comparable period of 1995, which was 97.2%. Benefits and interest credited on asset accumulation products decreased by $4.6 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, principally due to a decline in average funds under management of $125.5 million and a decrease in the weighted average annualized crediting rate on asset accumulation products from 5.7% to 5.4%. These decreases were primarily attributable to scheduled maturities of guaranteed investment contracts, which had higher average crediting rates than the Company's other asset accumulation products.

Operating Income. Income from continuing operations before interest and taxes for the six months ended June 30, 1996 was $43.7 million as compared to $28.4 million for the six months ended June 30, 1995, an increase of 53.9%. The increase in 1996 was primarily due to the acquisition of the excess workers' compensation business through the SIG Merger and an increase in the weighted average yield on invested assets, partially offset by an increase in net realized investment losses.

Interest Expense. Interest expense for the six months ended June 30, 1996 was $8.0 million as compared to $6.9 million for the six months ended June 30, 1995. The increase was primarily due to interest expense on the SIG Senior Notes, which were assumed in conjunction with the SIG Merger. An increase in interest expense on the Credit Agreement due to additional borrowings in 1996 to fund the SIG Merger was substantially offset by a decline in the weighted average borrowing rate.

Income Taxes. Income tax expense for the six months ended June 30, 1996 was $12.1 million as compared to $7.4 million for the six months ended June 30, 1995. The increase was primarily due to the $15.3 million increase in operating income partially offset by a decrease in the effective tax rate from 34.3% for the six months ended June 30, 1995 to 33.9% for the six months ended June 30, 1996 due to an increase in tax-exempt interest earned during 1996.

Discontinued Operations. The Company has formalized plans to discontinue its long-term care insurance business. Operating losses on this business totaled $0.8 million, net of a tax benefit of $0.4 million and $0.5 million, for both the six months ended June 30, 1996 and 1995, respectively. The Company also recorded a one-time charge as of June 30, 1996 of $5.8 million, net of a tax benefit of $3.2 million, attributable to the discontinuance of this product line.

Three Months Ended June 30, 1996 Compared to
Three Months Ended June 30, 1995

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended June 30, 1996 were $86.4 million as compared to $65.3 million for the three months ended June 30, 1995, an increase of 32.3%. Contributing to this increase was $17.7 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. Also contributing to the increase was modest growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases. Deposits from the Company's single premium deferred annuity products, including the Company's new market value adjusted annuity product, which it began marketing in the fall of 1995, were $13.7 million for the three months ended June 30, 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended June 30, 1996 was $38.4 million as compared to $32.1 million for the three months ended June 30, 1995, an increase of 19.6%. The increase is principally due to an increase in average invested assets as a result of the SIG Merger. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.8% on average invested assets of $1,961.2 million and 8.7% on average invested assets of $1,471.3 million for the three months ended June 30, 1996 and 1995, respectively. The decline in the yield is principally attributable to the portfolio acquired in conjunction with the SIG Merger, of which a portion is invested in tax-exempt municipal securities.

Net Realized Investment Losses. Net realized investment losses were $4.1 million for the three months ended June 30, 1996 as compared to net realized investment losses of $0.9 million for the three months ended June 30, 1995. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended June 30, 1996 were $96.2 million as compared to $77.4 million for the three months ended June 30, 1995, an increase of 24.3%. During the second quarter of 1996, benefits and expenses for group employee benefit products increased by $19.5 million as compared to the same period in 1995. Of this increase, $15.9 million was attributable to the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. The remaining increase was primarily attributable to premium growth in the Company's other group employee benefit product lines. The combined ratio (loss ratio plus expense ratio) for group insurance lines, excluding excess workers' compensation insurance, was 97.1% for the three months ended June 30, 1996, somewhat above the comparable period of 1995, which was 96.1%. Benefits and interest credited on asset accumulation products decreased by $1.7 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, principally due to a decline in average funds under management of $98.5 million and a decrease in the weighted average annualized crediting rate on asset accumulation products from 5.7% to 5.3%. These decreases were primarily attributable to scheduled maturities of guaranteed investment contracts, which had higher average crediting rates than the Company's other asset accumulation products.

Operating Income. Income from continuing operations before interest and taxes for the three months ended June 30, 1996 was $24.5 million as compared to $19.1 million for the three months ended June 30, 1995, an increase of 28.3%. The increase in 1996 was primarily due to the acquisition of the excess workers' compensation business through the SIG Merger, partially offset by an increase in net realized investment losses.

Interest Expense. Interest expense for the three months ended June 30, 1996 was $4.6 million as compared to $3.4 million for the three months ended June 30, 1995. The increase was primarily due to interest expense on the SIG Senior Notes, which were assumed in conjunction with the SIG Merger. An increase in interest expense on the Credit Agreement due to additional borrowings in 1996 to fund the SIG Merger was partially offset by a decline in the weighted average borrowing rate.

Income Taxes. Income tax expense for the three months ended June 30, 1996 was $6.6 million as compared to $5.5 million for the three months ended June 30, 1995. The increase was primarily due to the $5.4 million increase in operating income, partially offset by a decrease in the effective tax rate from 35.0% in the second quarter of 1995 to 33.1% for the comparable period of 1996 due to an increase in tax-exempt interest earned during 1996.

Discontinued Operations. The Company has formalized plans to discontinue its long-term care insurance business. Operating losses on this business totaled $0.4 million, net of a tax benefit of $0.2 million, for both the three months ended June 30, 1996 and 1995, respectively. The Company also recorded a one-time charge as of June 30, 1996 of $5.8 million, net of a tax benefit of $3.2 million, attributable to the discontinuance of this product line.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company has approximately $97.8 million of financial resources available at the holding company level at June 30, 1996 which are primarily comprised of investments in the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries were primarily invested in balances with independent investment managers and marketable securities. All of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration statement is also in effect under which up to $149.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debentures issued by RSLIC-Texas, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. RSLIC-Texas generates less than 1% of the Company's premiums, policyholder fees and deposits; therefore, payments on the Surplus Debentures are generally funded by dividend payments made by RSLIC to RSLIC-Texas. These dividends are subject to regulatory restrictions and, in the absence of regulatory approval, are generally limited within any 12-month period, in the aggregate, to the greater of RSLIC's statutory net income for the preceding year, or 10% of RSLIC's statutory surplus at the end of the preceding year. RSLIC has $25.3 million available for dividend payments without prior regulatory approval during 1996. SNCC's ability to pay dividends is subject to regulatory and certain other contractual restrictions and, in the absence of the requisite approvals, dividends are generally limited within any 12-month period, in the aggregate, to the lesser of 10% of SNCC's statutory surplus at the end of the preceding year or SNCC's statutory net investment income for the preceding year. SNCC has $9.2 million available for dividend payments without prior approval during 1996. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals.

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

The Company has formalized plans to discontinue its long-term care insurance business. This is expected to be accomplished by means of a sale, which is intended to be consummated by June 1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company reconsidered its strategy due to continued losses from this business attributable to less than expected sales levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The discontinuance of this business is not expected to have a material effect on the Company's financial condition or liquidity in the future.

The primary sources of liquidity of the Company's significant insurance subsidiaries are premiums and deposits on policies and contracts, investment income and repayments of principal on, and proceeds from sales and maturities of, invested assets. The liquidity requirements of these subsidiaries principally relate to the contractual obligations associated with their insurance and annuity products and operating expenses. The Company believes that these sources of funding will be adequate to satisfy its insurance subsidiaries' liquidity requirements on both a short-term and long-term basis.

Operating activities increased cash and cash equivalents by $23.7 million for the six months ended June 30, 1996. Net investing activities provided $145.4 million of cash during the first half of 1996, primarily due to sales of mortgage-backed securities and net cash acquired as a result of the SIG Merger. Financing activities used $106.0 million of cash for the six months ended June 30, 1996, principally to reduce reverse repurchase agreement liabilities, offset by additional borrowings under the Credit Agreement to fund the cash consideration associated with the SIG Merger.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, (i) matching of durations of the Company's interest sensitive assets and liabilities to minimize the Company's exposure to fluctuations in interest rates, (ii) financing the purchase of securities through advances from the FHLB to enhance investment yields and to manage the duration of its liabilities, and (iii) using hedging strategies to reduce interest rate risk and to better match the duration of its interest-sensitive assets and liabilities. The Company has de-emphasized the use of reverse repurchase agreements and has reduced its liabilities under these agreements from $202.5 million at December 31, 1995 to $52.8 million at June 30, 1996. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Moody's Investors Service was "Aa" at June 30, 1996. While an investment grade rating of this type addresses credit risk, it does not address other risks, such as interest rate risk, which is discussed below.

During the first half of 1996, the Company reduced its investments in mortgage-backed securities to 37% of total invested assets, or $845.9 million, as compared to 63% of total invested assets, or $1,133.5 million, at December 31, 1995. This reduction resulted from the sale of $260.0 million of mortgage-backed securities and the acquisition of SIG's investment portfolio, which totaled $541.8 million at June 30, 1996. Approximately 36% of the Company's mortgage-backed securities are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest. The remaining 64% of the mortgage-backed portfolio consists of investments in trusts created by banks and finance and mortgage companies. Of the Company's total mortgage-backed securities portfolio, 99% of these holdings have been rated as investment grade by nationally recognized statistical rating organizations. The single largest investment in a mortgage-backed security totaled $49.6 million, or 2% of total invested assets, at June 30, 1996. The Company's holdings include certain privately placed mortgage-backed securities, the carrying value of which totaled $124.8 million at June 30, 1996. Although there is an additional degree of liquidity risk associated with privately placed securities, the Company believes that, if necessary, it could liquidate all or a portion of its investments in these securities in a timely manner at or close to market value. The Company has not experienced any material write-downs in its mortgage-backed portfolio.

Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral. In addition, the

Company has developed a hedging program to assist it in managing the duration of its mortgage-backed securities. The hedging program utilizes short positions in U.S. Treasury futures contracts to reduce the Company's interest rate risk, effectively shortening the duration of the Company's mortgage-backed securities. At June 30, 1996, the Company maintained mortgage-backed securities with a weighted average duration of 5.4 years, after giving effect to hedging activities, in line with the duration of its interest sensitive liabilities, which range from three to six years. The duration of the Company's mortgage-backed securities without the hedging instruments was approximately 6.1 years. At June 30, 1996, realized losses on closed futures positions totaling $20.8 million and unrealized losses on open futures positions totaling $1.2 million have been deferred and recorded as adjustments to the amortized cost of the mortgage-backed securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company has also developed a hedging program to reduce the interest rate risk associated with its municipal securities portfolio. This hedging program also utilizes short positions in U.S. Treasury futures contracts and limits the interest rate risk associated with its investments in trusts comprised of municipal securities. The short futures contracts hedging these securities have a net deferred realized gain on closed positions of $3.3 million and an unrealized loss on open positions of $2.8 million which have been recorded as adjustments to the amortized cost of the municipal securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company manages an investment program in which securities are financed using advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Company utilizes this program to earn spread income, which is the difference between the financing cost and the earnings from the securities purchased with those funds, and to manage the duration of its liabilities. The advances from the FHLB, which are at a fixed rate, had an average term to maturity of 4.3 years. This program requires the Company to maintain securities on deposit with the FHLB as collateral for the funds outstanding. As the fair value of those securities increases or decreases, the Company may be allowed to retake possession of securities or be required to deposit additional securities.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 14, 1996. The directors elected at the meeting will serve for a term ending on the date of the 1997 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward
         A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., Thomas A. Sullivan and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 1996 Annual Meeting that director was Mr. Rhodes.

         The voting results for all matters at the meeting were as follows:

         1)   Election of Directors

                                                                       VOTES
                                                                       -----
                                                                               Withhold
                                                                   For        Authority
                                                               ----------     ---------
            Class A Director:
                 Thomas L. Rhodes...........................    5,826,250       87,514
            Directors:
                 Robert Rosenkranz..........................   57,984,130       87,514
                 Edward A. Fox..............................   57,984,130       87,514
                 Charles P. O'Brien.........................   57,984,130       87,514
                 Lewis S. Ranieri...........................   57,984,130       87,514
                 Robert M. Smith, Jr........................   57,984,130       87,514
                 Thomas A. Sullivan.........................   57,984,130       87,514
                 B.K. Werner................................   57,984,130       87,514

         2) All Other Matters - With regard to the amendment to the Company's Amended and Restated Employee Nonqualified Stock Option Plan, this proposal received 57,942,094 votes for approval, 44,989 votes against approval, 38,961 votes abstaining and 45,600 broker non-votes. With regard to transacting such other business that properly comes before the meeting or any adjournment thereof, this proposal received 57,054,267 votes for approval, 753,377 votes against approval, 251,000 votes abstaining and 13,000 broker non-votes; however, no such other business came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           11 - Computation of Earnings Per Share of Common Stock
           27 - Financial Data Schedule

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



                                 DELPHI FINANCIAL GROUP, INC. (Registrant)




                                 /s/ ROBERT ROSENKRANZ
                                 ------------------------------------
                                 Robert Rosenkranz
                                 Chairman of the Board, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)




                                 /s/ JANE R. DUNLAP
                                 ------------------------------------
                                 Jane R. Dunlap
                                 Vice President  and Treasurer
                                 (Chief Accounting Officer)



Date: August 13, 1996