Form 10-Q
period 1996-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 1996-11-14
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

       As of November 8, 1996, the Registrant had 18,028,222 shares of
                          Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                        Page
PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the Three and Nine
                 Months Ended September 30, 1996 and 1995                                                 2

               Consolidated Balance Sheets at September 30, 1996 and
                 December 31, 1995                                                                        3

               Consolidated Statements of Shareholders' Equity for
                 the Nine Months Ended September 30, 1996 and 1995                                        4

               Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1996 and 1995                                            5

               Notes to Consolidated Financial Statements                                                 6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                      8


PART II.       OTHER INFORMATION                                                                         13

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                      September 30,
                                                             --------------------------        --------------------------
                                                                1996             1995             1996             1995
                                                             ---------        ---------        ---------        ---------
Revenue:
   Insurance premiums and policyholder fees ..........       $  85,430        $  62,194        $ 244,305        $ 190,672
   Net investment income .............................          43,966           30,413          112,958           87,528
   Net realized investment losses ....................            (666)            (314)          (5,934)          (2,843)
                                                             ---------        ---------        ---------        ---------
                                                               128,730           92,293          351,329          275,357
                                                             ---------        ---------        ---------        ---------
Benefits and expenses:
   Benefits, claims and interest credited
      to policyholders ...............................          71,674           57,639          204,469          176,245
   Commissions .......................................           5,972            5,355           17,623           15,859
   Amortization of cost of business acquired .........          10,390            4,306           22,653           12,456
   Premium and other taxes, licenses and fees ........           3,173            2,324            8,765            7,228
   Other operating expenses ..........................           9,896            6,004           26,468           18,505
                                                             ---------        ---------        ---------        ---------
                                                               101,105           75,628          279,978          230,293
                                                             ---------        ---------        ---------        ---------

        Income from continuing operations before
           interest and income tax expense ...........          27,625           16,665           71,351           45,064

Interest expense .....................................           5,772            3,267           13,816           10,161
                                                             ---------        ---------        ---------        ---------

        Income from continuing operations before
           income tax expense ........................          21,853           13,398           57,535           34,903

Income tax expense ...................................           7,341            4,689           19,444           12,066
                                                             ---------        ---------        ---------        ---------

        Income from continuing operations ............          14,512            8,709           38,091           22,837

Discontinued operations, net of income tax benefit:
   Loss from operations ..............................              --             (397)            (765)          (1,240)
   Loss on disposal ..................................              --               --           (5,836)              --
                                                             ---------        ---------        ---------        ---------

        Net income ...................................       $  14,512        $   8,312        $  31,490        $  21,597
                                                             =========        =========        =========        =========

Results per share of common stock:
   Income from continuing operations .................       $    0.74        $    0.60        $    2.07        $    1.57
   Discontinued operations, net of income tax benefit:
      Loss from operations ...........................              --            (0.03)           (0.04)           (0.08)
      Loss on disposal ...............................              --               --            (0.32)              --
                                                             ---------        ---------        ---------        ---------
   Net income ........................................       $    0.74        $    0.57        $    1.71        $    1.49
                                                             =========        =========        =========        =========

Weighted average shares outstanding (in thousands) ...          19,578           14,501           18,420           14,525


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 September 30,      December 31,
                                                                                     1996               1995
                                                                                 -------------      ------------
ASSETS:
   Investments:
      Fixed maturity securities, available for sale ......................       $ 1,889,729        $ 1,554,283
      Cash and cash equivalents ..........................................            80,614             16,685
      Other investments ..................................................           276,951            220,563
                                                                                 -----------        -----------
                                                                                   2,247,294          1,791,531
   Cost of business acquired .............................................            98,548             91,346
   Reinsurance receivables ...............................................           203,822            183,077
   Other assets ..........................................................           238,011            192,155
   Assets held in separate account .......................................            74,495             64,901
                                                                                 -----------        -----------
         Total assets ....................................................       $ 2,862,170        $ 2,323,010
                                                                                 ===========        ===========

LIABILITIES:
   Policy liabilities and accruals .......................................       $   947,301        $   501,550
   Policyholder account balances .........................................           734,511            743,745
   Corporate debt ........................................................           234,060            134,611
   Advances from Federal Home Loan Bank ..................................           201,020            201,057
   Securities sold under agreements to repurchase ........................            52,866            202,495
   Other liabilities and policyholder funds ..............................           300,152            258,052
   Liabilities related to separate account ...............................            67,292             58,685
                                                                                 -----------        -----------
                                                                                   2,537,202          2,100,195
                                                                                 -----------        -----------
SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par; 10,000,000 shares authorized ...............                --                 --
   Class A Common Stock, $.01 par; 40,000,000 shares authorized;
      11,793,616 and 6,696,355 shares issued and outstanding, respectively               118                 67
   Class B Common Stock, $.01 par; 20,000,000 shares authorized;
      6,258,944 and 5,215,788 shares issued and outstanding, respectively                 63                 52
   Additional paid-in capital ............................................           240,324             87,734
   Net unrealized depreciation on investments ............................           (42,211)           (34,832)
   Retained earnings .....................................................           129,016            172,136
   Treasury stock, at cost; 126,568 shares Class A Common Stock ..........            (2,342)            (2,342)
                                                                                 -----------        -----------
                                                                                     324,968            222,815
                                                                                 -----------        -----------
         Total liabilities and shareholders' equity ......................       $ 2,862,170        $ 2,323,010
                                                                                 ===========        ===========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Nine Months Ended September 30,
                                                                  -------------------------------------------------------
                                                                            1996                          1995
                                                                  --------------------------       ----------------------
                                                                   Shares           Amounts        Shares        Amounts
                                                                  ---------        ---------       -------       --------

CLASS A COMMON STOCK:
   Beginning balance ......................................           6,696        $      67         5,901       $     59
       Issuance of stock, exercise of stock options and
          conversion of shares ............................           3,157               32           741              7
       Stock dividend .....................................           1,941               19            --             --
                                                                  ---------        ---------        ------       --------
   Ending balance .........................................          11,794        $     118         6,642       $     66
                                                                  =========        =========        ======       ========

CLASS B COMMON STOCK:
   Beginning balance ......................................           5,216        $      52         5,866       $     59
       Conversion of shares ...............................              --               --          (646)            (7)
       Stock dividend .....................................           1,043               11            --             --
                                                                  ---------        ---------        ------       --------
   Ending balance .........................................           6,259        $      63         5,220       $     52
                                                                  =========        =========        ======       ========

CLASS A TREASURY STOCK:
   Beginning balance ......................................             127        $  (2,342)           --       $     --
       Receipt of Treasury Stock ..........................              --               --           127         (2,342)
                                                                  ---------        ---------        ------       --------
   Ending balance .........................................             127        $  (2,342)          127       $ (2,342)
                                                                  =========        =========        ======       ========

ADDITIONAL PAID-IN CAPITAL:
   Beginning balance ......................................                        $  87,734                     $ 86,481
       Issuance of stock and exercise of stock options ....                           78,011                          868
       Stock dividend .....................................                           74,579                           --
                                                                                   ---------                     --------
   Ending balance .........................................                        $ 240,324                     $ 87,349
                                                                                   =========                     ========

NET UNREALIZED DEPRECIATION ON INVESTMENTS:
   Beginning balance ......................................                        $ (34,832)                    $(57,889)
       Change in net unrealized (depreciation) appreciation                           (7,379)                      10,404
                                                                                   ---------                     --------
   Ending balance .........................................                        $ (42,211)                    $(47,485)
                                                                                   =========                     ========

RETAINED EARNINGS:
   Beginning balance ......................................                        $ 172,136                     $141,672
       Net income .........................................                           31,490                       21,597
       Stock dividend .....................................                          (74,610)                          --
                                                                                   ---------                     --------
  Ending balance .........................................                         $ 129,016                     $163,269
                                                                                   =========                     ========

TOTAL SHAREHOLDERS' EQUITY ................................                        $ 324,968                     $200,909
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                           September 30,
                                                                                    ----------------------------
                                                                                       1996               1995
                                                                                    -----------        ---------
Operating activities:
   Net income ...............................................................       $    31,490        $  21,597
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
      Change in policy liabilities and accruals, reinsurance
        receivables and policyholder accounts ...............................            39,493           17,172
      Amortization, principally the cost of business acquired and investments            19,456           12,688
      Deferred costs of business acquired ...................................           (21,503)         (13,832)
      Net realized losses on investments ....................................             5,934            2,844
      Net change in trading account activities ..............................            (6,912)         (42,613)
      Other .................................................................             4,443           (3,854)
                                                                                    -----------        ---------
        Net cash provided (used) by operating activities ....................            72,401           (5,998)
                                                                                    -----------        ---------

Investing activities:
   Securities available for sale:
        Purchases of investments and loans made .............................        (1,071,842)        (171,552)
        Purchases of short-term investments .................................                --           (7,913)
        Sales of investments and receipts from repayment of loans ...........           957,720          319,959
        Sales of short-term investments .....................................             4,460            2,784
        Maturities of investments ...........................................            24,267           31,393
        Net change in securities held under reverse repurchase agreements ...           153,070          217,069
   Securities held to maturity:
        Purchases of investments ............................................                --          (10,327)
        Maturities of investments ...........................................                --           15,165
   Cash acquired in the SIG Merger, net of consideration paid ...............            37,313               --
   Change in deposit in separate account ....................................              (986)           1,372
                                                                                    -----------        ---------
        Net cash provided by investing activities ...........................           104,002          397,950
                                                                                    -----------        ---------

Financing activities:
   Deposits to policyholder accounts ........................................            47,271            1,760
   Withdrawals from policyholder accounts ...................................           (58,774)        (144,134)
   Proceeds from issuance of common stock and exercise of stock options .....               658              868
   Borrowings under Credit Agreement ........................................            64,000               --
   Principal payments under Credit Agreement ................................           (11,000)         (10,000)
   Change in amounts due to brokers and other short-term financing ..........            (5,000)         (10,000)
   Change in liability under reverse repurchase agreements ..................          (149,629)        (197,208)
                                                                                    -----------        ---------
        Net cash used by financing activities ...............................          (112,474)        (358,714)
                                                                                    -----------        ---------

Increase in cash and cash equivalents .......................................            63,929           33,238
Cash and cash equivalents at beginning of period ............................            16,685            1,443
                                                                                    -----------        ---------
        Cash and cash equivalents at end of period ..........................       $    80,614        $  34,681
                                                                                    ===========        =========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1995. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1995.

NOTE B - STOCK DIVIDEND

On August 30, 1996, the Company's Board of Directors declared a 20% stock dividend payable to stockholders of record on September 16, 1996. The additional shares were distributed on September 30, 1996. The 1995 results per share and related share amounts have been restated to reflect the stock dividend.

NOTE C - DISCONTINUED OPERATIONS

The Company recorded the discontinuance of its long-term care insurance business as of June 30, 1996. The disposal of this business is intended to be accomplished by means of a sale, which the Company intends to consummate by mid-1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company reconsidered its strategy due to continued losses from this business attributable to less than expected sales levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The loss on the disposal of this business is primarily attributable to the write-off of deferred acquisition costs and goodwill associated with the business and a provision of $1.4 million, net of a tax benefit of $0.8 million, for operating losses during the phase-out period. The actual operating loss for this business for the three months ended September 30, 1996 did not materially differ from the loss provided for at June 30, 1996. Operating losses from this business are presented net of a tax benefit of $0.2 million for the three months ended September 30, 1995 and $0.4 million and $0.7 million for the nine months ended September 30, 1996 and 1995, respectively. Revenues from the long-term care insurance business totaled $0.4 million for both the three months ended September 30, 1996 and 1995, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively. The net liabilities associated with this business of $3.9 million at September 30, 1996 are included in other liabilities in the consolidated balance sheet and consist primarily of policy liabilities and accruals. The 1995 financial statements have been restated to reflect the discontinuance of this business.

NOTE D - MERGER

On March 5, 1996, SIG Holdings, Inc. ("SIG") was merged into the Company for consideration of approximately $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 5.2 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger (the "SIG Options"), plus additional contingent consideration of up to $20.0 million (the "SIG Merger"). The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998 or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three year period or $104.4 million for the four year period. The Company also assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes").

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - MERGER (CONTINUED)

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

The pro forma operating results, which assume the SIG Merger had occurred at the beginning of each period, are as follows: total revenue of $369.7 million and $355.8 million, which includes realized investment losses of $6.0 million, or $0.20 per share after taxes, and $2.8 million, or $0.09 per share after taxes, income from continuing operations of $40.7 million and $36.6 million and earnings per share from continuing operations of $2.06 and $1.86 for the nine months ended September 30, 1996 and 1995, respectively. Pro forma net income, after losses from discontinued operations of $6.6 million, or $0.33 per share, and $1.2 million, or $0.06 per share, would be $34.1 million, or $1.73 per share, and $35.4 million, or $1.80 per share, for the nine months ended September 30, 1996 and 1995, respectively. In preparing the pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 19.8 million and 19.7 million for the nine months ended September 30, 1996 and 1995, respectively, used in calculating the pro forma per share data assume that all of the outstanding SIG Options were exercised at the beginning of each period. The pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the date indicated and should not be construed as representative of future operating results.

NOTE E - INVESTMENTS

At September 30, 1996, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,889.7 million and an amortized cost of $1,968.5 million. At December 31, 1995, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,554.3 million and an amortized cost of $1,612.7 million.

NOTE F - REVERSE REPURCHASE AGREEMENTS

The Company's liabilities for securities sold under agreements to repurchase totaled $52.9 million and $202.5 million at September 30, 1996 and December 31, 1995, respectively. Included in the Company's fixed maturity securities on the Consolidated Balance Sheets are $56.8 million and $212.0 million of securities at September 30, 1996 and December 31, 1995, respectively, which serve as collateral to secure these liabilities.

NOTE G - CONSOLIDATED STATEMENTS OF CASH FLOW

Supplemental schedule of non-cash investing and financing activities:

The consideration for the SIG Merger included approximately 5.2 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of the SIG Options.

NOTE H - RESULTS PER SHARE OF COMMON STOCK

Results per share of common stock are based on the weighted average number of shares outstanding for the applicable period adjusted by the number of shares issuable on exercise of common stock options, reduced by the number of shares assumed to have been repurchased (at the average market value per share of the Company's common stock) with the proceeds from their exercise.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to
Nine Months Ended September 30, 1995

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the nine months ended September 30, 1996 were $244.3 million as compared to $190.7 million for the nine months ended September 30, 1995, an increase of 28.1%. Contributing to this increase was $39.9 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the merger with SIG Holdings, Inc. ("SIG") on March 5, 1996 (the "SIG Merger"). Also contributing to the increase was growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases. Deposits from the Company's single premium deferred annuity products, including the Company's new market value adjusted annuity product, which it began marketing in the fall of 1995, were $45.9 million for the nine months ended September 30, 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the nine months ended September 30, 1996 was $113.0 million as compared to $87.5 million for the nine months ended September 30, 1995, an increase of 29.1%. The increase is principally due to an increase in average invested assets as a result of the SIG Merger. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.4% on average invested assets of $1,800.8 million and 8.1% on average invested assets of $1,446.1 million for the nine months ended September 30, 1996 and 1995, respectively.

Net Realized Investment Losses. Net realized investment losses were $5.9 million for the nine months ended September 30, 1996 as compared to net realized investment losses of $2.8 million for the nine months ended September 30, 1995. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses arising from those sales.

Benefits and Expenses. Policyholder benefits and expenses for the nine months ended September 30, 1996 were $280.0 million as compared to $230.3 million for the nine months ended September 30, 1995, an increase of 21.6%. During the first nine months of 1996, benefits and expenses for group employee benefit products increased by $49.3 million as compared to the same period in 1995. Of this increase, $37.3 million was attributable to the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. The remaining increase was primarily attributable to premium growth in the Company's other group employee benefit product lines. The combined ratio (loss ratio plus expense ratio) for group insurance lines, excluding excess workers' compensation insurance, was 97.3%, slightly below the ratio for the comparable period of 1995, which was 98.0%. Amortization of cost of business acquired related to asset accumulation products was accelerated by $3.7 million during the first nine months of 1996 due to better than anticipated investment results. Benefits and interest credited on asset accumulation products decreased by $4.5 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, principally due to a decline in average funds under management of $102.2 million and a decrease in the weighted average annualized crediting rate on asset accumulation products from 5.6% to 5.3%. These decreases were primarily attributable to scheduled maturities of guaranteed investment contracts, which had higher average crediting rates than the Company's other asset accumulation products.

Operating Income. Income from continuing operations before interest and taxes for the nine months ended September 30, 1996 was $71.4 million as compared to $45.1 million for the nine months ended September 30, 1995, an increase of 58.3%. The increase was primarily due to the acquisition of the excess workers' compensation business through the SIG Merger and an increase in the weighted average annualized yield on invested assets, partially offset by an increase in net realized investment losses.

Interest Expense. Interest expense for the nine months ended September 30, 1996 was $13.8 million as compared to $10.2 million for the nine months ended September 30, 1995. The increase was primarily due to interest expense on the SIG Senior Notes, which were assumed in conjunction with the SIG Merger, and interest paid in the third quarter of 1996 in connection with the settlement of prior year federal income taxes. An increase in interest expense on the Credit Agreement due to additional borrowings in 1996 to fund the SIG Merger was partially offset by a decline in the weighted average borrowing rate.

Income Taxes. Income tax expense for the nine months ended September 30, 1996 was $19.4 million as compared to $12.1 million for the nine months ended September 30, 1995. The increase was primarily due to the $26.3 million increase in operating income partially offset by a decrease in the effective tax rate from 34.6% for the nine months ended September 30, 1995 to 33.8% for the nine months ended September 30, 1996 due to an increase in tax-exempt interest earned during 1996.

Discontinued Operations. The Company recorded the discontinuance of its long-term care insurance business as of June 30, 1996. Operating losses on this business totaled $0.8 million and $1.2 million, net of a tax benefit of $0.4 million and $0.7 million, for the nine months ended September 30, 1996 and 1995, respectively. The Company also recorded a one-time charge as of June 30, 1996 of $5.8 million, net of a tax benefit of $3.2 million, attributable to the discontinuance of this product line.

Three Months Ended September 30, 1996 Compared to
Three Months Ended September 30, 1995

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended September 30, 1996 were $85.4 million as compared to $62.2 million for the three months ended September 30, 1995, an increase of 37.4%. Contributing to this increase was $17.0 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. Also contributing to the increase was growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases. Deposits from the Company's single premium deferred annuity products, including the Company's new market value adjusted annuity product, which it began marketing in the fall of 1995, were $15.4 million for the three months ended September 30, 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended September 30, 1996 was $44.0 million as compared to $30.4 million for the three months ended September 30, 1995, an increase of 44.6%. The increase is principally due to an increase in average invested assets as a result of the SIG Merger and improved performance in the Company's independent investment managers program. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.9% on average invested assets of $1,973.7 million and 8.5% on average invested assets of $1,434.1 million for the three months ended September 30, 1996 and 1995, respectively.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended September 30, 1996 were $101.1 million as compared to $75.6 million for the three months ended September 30, 1995, an increase of 33.7%. During the third quarter of 1996, benefits and expenses for group employee benefit products increased by $21.0 million as compared to the same period in 1995. Of this increase, $17.1 million was attributable to the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. The remaining increase was primarily attributable to premium growth in the Company's other group employee benefit product lines, partially offset by a decrease in the combined ratio (loss ratio plus expense ratio). The combined ratio for group insurance lines, excluding excess workers' compensation insurance, was 96.3% for the three months ended September 30, 1996, compared to 99.8% for the same period of 1995. The 1995 combined ratio reflects the impact of a small number of multiple coverage death claims in the Company's group life insurance line. Amortization of cost of business acquired related to asset accumulation products was accelerated by $3.1 million in the third quarter of 1996 due to better than anticipated investment results.

Operating Income. Income from continuing operations before interest and taxes for the three months ended September 30, 1996 was $27.6 million as compared to $16.7 million for the three months ended September 30, 1995, an increase of 65.8%. The increase in 1996 was primarily due to the acquisition of the excess workers' compensation business through the SIG Merger and an increase in the weighted average annualized yield on invested assets.

Interest Expense. Interest expense for the three months ended September 30, 1996 was $5.8 million as compared to $3.3 million for the three months ended September 30, 1995. The increase was primarily due to interest expense on the SIG Senior Notes, which were assumed in conjunction with the SIG Merger, and interest paid in the third quarter of 1996 in connection with the settlement of prior year federal income taxes. An increase in interest expense on the Credit Agreement due to additional borrowings in 1996 to fund the SIG Merger was partially offset by a decline in the weighted average borrowing rate.

Income Taxes. Income tax expense for the three months ended September 30, 1996 was $7.3 million as compared to $4.7 million for the three months ended September 30, 1995. The increase was primarily due to the $11.0 million increase in operating income, partially offset by a decrease in the effective tax rate from 35.0% in the third quarter of 1995 to 33.6% for the comparable period of 1996 due to an increase in tax-exempt interest earned during 1996.

Discontinued Operations. The Company recorded the discontinuance of its long-term care insurance business as of June 30, 1996. Operating losses on this business totaled $0.4 million, net of a tax benefit of $0.2 million, for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company has approximately $113.0 million of financial resources available at the holding company level at September 30, 1996, which are primarily comprised of investments in the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries were primarily invested in balances with independent investment managers and marketable securities. All of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration statement is also in effect under which up to $149.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debentures issued by RSLIC-Texas, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. RSLIC-Texas generates less than 1% of the Company's premiums, policyholder fees and deposits; therefore, payments on the Surplus Debentures are generally funded by dividend payments made by RSLIC to RSLIC-Texas. These dividends are subject to regulatory restrictions and, in the absence of regulatory approval, are generally limited within any 12-month period, in the aggregate, to the greater of RSLIC's statutory net income for the preceding year, or 10% of RSLIC's statutory surplus at the end of the preceding year. RSLIC has $19.8 million available for dividend payments without prior regulatory approval during 1996. SNCC's ability to pay dividends is subject to regulatory and certain other contractual restrictions and, in the absence of the requisite approvals, dividends are generally limited within any 12-month period, in the aggregate, to the lesser of 10% of SNCC's statutory surplus at the end of the preceding year or SNCC's statutory net investment income for the preceding year. SNCC has $9.2 million available for dividend payments without prior approval during 1996. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes and the SIG Senior Notes. The Credit Agreement permits the Company to borrow up to $190.0 million at any one time. Of the total facility, $43.5 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes. The maximum amount available to the Company under the Credit Agreement will be reduced on October 1 of each year with the balance due on April 1, 2002. At the Company's current level of borrowing, no principal repayments would be required until October 1, 2000. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in five annual installments of $9.0 million beginning in May 1999. Sources of liquidity available at the holding company level in 1996 are expected to exceed the Company's cash requirements for 1996.

The Company recorded the discontinuance of its long-term care insurance business as of June 30, 1996. This is expected to be accomplished by means of a sale, which is intended to be consummated by mid-1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company reconsidered its strategy due to continued losses from this business attributable to less than expected sales levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The discontinuance of this business is not expected to have a material effect on the Company's financial condition or liquidity in the future.

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

Operating activities increased cash and cash equivalents by $72.4 million for the nine months ended September 30, 1996. Net investing activities provided $104.0 million of cash during the nine months ended September 30, 1996, primarily due to sales of securities and net cash acquired as a result of the SIG Merger. Financing activities used $112.5 million of cash for the nine months ended September 30, 1996, principally to reduce reverse repurchase agreement liabilities, offset by additional borrowings under the Credit Agreement to fund the cash consideration associated with the SIG Merger.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, (i) matching of durations of the Company's interest sensitive assets and liabilities to minimize the Company's exposure to fluctuations in interest rates, (ii) financing the purchase of securities through advances from the FHLB to enhance investment yields and to manage the duration of its liabilities, and (iii) using hedging strategies to reduce interest rate risk and to better match the duration of its interest-sensitive assets and liabilities. The Company has de- emphasized the use of reverse repurchase agreements and has reduced its liabilities under these agreements from $202.5 million at December 31, 1995 to $52.9 million at September 30, 1996. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Moody's Investors Service was "Aa" at September 30, 1996. While an investment grade rating of this type addresses credit risk, it does not address other types of risks, such as interest rate risk, which is discussed below.

During the nine months ended September 30, 1996, the Company reduced its investments in mortgage-backed securities to 38% of total invested assets, or $844.2 million, as compared to 63% of total invested assets, or $1,133.5 million, at December 31, 1995. This reduction resulted from the sale of $260.0 million of mortgage-backed securities and the acquisition of SIG's investment portfolio, which totaled $553.0 million at September 30, 1996. Approximately 36% of the Company's mortgage-backed securities are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest. The remaining 64% of the mortgage-backed portfolio consists of investments in trusts created by banks and finance and mortgage companies. Ninety-nine percent of the Company's mortgage-backed securities portfolio, based on carrying value, have been rated as investment grade by nationally recognized statistical rating organizations. The single largest investment in a mortgage-backed security totaled $49.7 million, or 2% of total invested assets, at September 30, 1996. The Company's holdings include certain privately placed mortgage-backed securities, the carrying value of which totaled $122.2 million at September 30, 1996. Although there is an additional degree of liquidity risk associated with privately placed securities, the Company believes that, if necessary, it could liquidate all or a portion of its investments in these securities in a timely manner at or close to market value. The Company has not experienced any material write-downs in its mortgage-backed portfolio.

Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral. In addition, the Company has developed a hedging program to assist it in managing the duration of its mortgage-backed securities. The hedging program utilizes short positions in U.S. Treasury futures contracts to reduce the Company's interest rate risk, effectively shortening the duration of the Company's mortgage-backed securities. At September 30, 1996, the Company maintained mortgage-backed securities with a weighted average duration of 5.5 years, after giving effect to hedging activities, in line with the duration of its interest sensitive liabilities, which range from three to six years. The duration of the Company's mortgage-backed securities without the hedging instruments was approximately 6.2 years. At September 30, 1996, realized losses on closed futures positions totaling $21.3 million and unrealized losses on open futures positions totaling $0.4 million have been deferred and recorded as adjustments to the amortized cost of the mortgage-backed securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company has also developed a hedging program to reduce the interest rate risk associated with its municipal securities portfolio. This hedging program also utilizes short positions in U.S. Treasury futures contracts and limits the interest rate risk associated with its investments in trusts comprised of municipal securities. The short futures contracts hedging these securities have a net deferred realized gain on closed positions of $1.6 million and an unrealized loss on open positions of $1.8 million which have been recorded as adjustments to the amortized cost of the municipal securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company maintains an investment program in which securities are financed using advances from the FHLB. The Company has utilized this program to earn spread income, which is the difference between the financing cost and the earnings from the securities purchased with those funds, and to manage the duration of its liabilities. The advances from the FHLB, which are at a fixed rate, had an average term to maturity of 4.0 years. This program requires the Company to maintain securities on deposit with the FHLB as collateral for the advances outstanding. As the fair value of those securities increases or decreases, the Company may be allowed to retake possession of securities or be required to deposit additional securities.

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

      (b)  Reports on Form 8-K
           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   DELPHI FINANCIAL GROUP, INC. (Registrant)




                   /s/    ROBERT ROSENKRANZ
                   ----------------------------------
                   Robert Rosenkranz
                   Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)




                   /s/   JANE R. DUNLAP
                   ----------------------------------
                   Jane R. Dunlap
                   Vice President  and Treasurer
                   (Chief Accounting Officer)



Date: November 14, 1996