Form 10-K
period 1996-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 1997-03-05
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
                               ---------    ----------
Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                        (302) 478-5142                      13-3427277
--------------------------------    -------------------------------   -------------------------------
 (State or other jurisdiction of    (Registrant's telephone number,   (I.R.S. Employer Identification
 incorporation or organization)          including area code)                               Number)


1105 North Market Street, Suite 1230, Wilmington, Delaware              19899
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


          Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value                    New York Stock Exchange
------------------------------------                  -------------------------
       (Title of Each Class)                           (Name of Each Exchange
                                                        On Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                            Yes  X            No
                                ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Class A Common Stock on February 21, 1997, was $396,269,000.

As of February 21, 1997, the Registrant had 11,884,020 shares of Class A Common Stock and 6,258,944 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise) is an insurance holding company engaged through its subsidiaries in offering a diverse portfolio of group employee benefit products including life, disability, excess workers' compensation and personal accident insurance. The Company also offers asset accumulation products, primarily annuities, to individuals and groups. The Company's two product categories are group employee benefit products and asset accumulation products. The Company offers its insurance products in all fifty states and the District of Columbia. Pennsylvania, New Jersey, Illinois, California, Florida and New York collectively accounted for approximately 48% of the Company's direct written premiums determined in accordance with statutory accounting principles ("SAP"), with no state representing more than approximately 11% of these premiums for the year ended December 31, 1996.

OPERATING STRATEGY

The Company was organized as a Delaware corporation in 1987 for the purpose of acquiring all of the common stock of Reliance Standard Life Insurance Company ("RSLIC") and First Reliance Standard Life Insurance Company ("FRSLIC"), which had historically engaged in the sale of life and accident and health insurance products targeted principally to the employee benefits market. In the third quarter of 1995, the Company began to market its new single premium deferred annuity ("SPDA") products, including a product with a market value adjustment ("MVA") feature. The Company's operating strategy has also emphasized the acquisition of blocks of insurance business and other insurance and financial services companies and the active management of the Company's investment portfolio.

On March 5, 1996, SIG Holdings, Inc. ("SIG") was merged into the Company (the "SIG Merger"). See "Other Transactions." SIG, through its subsidiary Safety National Casualty Corporation ("SNCC"), is an insurance specialist providing excess workers' compensation insurance products to the self-insured market. SNCC, founded in 1942, operates in 49 states and is one of the oldest continuous writers of excess workers' compensation insurance in the United States.

The Company's operating strategy has contributed to a 14% compound annual growth rate in insurance premiums and policyholder fees from January 1988 through December 1996, excluding individual life insurance business, which the Company exited in 1994. This strategy has also contributed to an increase in total assets from $819.1 million at December 31, 1987, to $2,857.9 million at December 31, 1996, a compound annual growth rate of 15%, and an increase in shareholders' equity from $24.1 million at December 31, 1987, to $367.0 million at December 31, 1996, a compound annual growth rate of 35%.

The Company's management of its investment portfolio is an important component of its profitability. The Company's strategy emphasizes liquidity and yield, while seeking to limit risks associated with interest rate fluctuations and credit quality. The Company's average yield on invested assets (excluding realized and unrealized investments gains and losses) was 8.5%, 8.3% and 6.6% for the years ended December 31, 1996, 1995 and 1994, respectively. See "Investments."

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company emphasizes the origination of specialty insurance products directed to the employee benefits market, primarily group life, disability, excess workers' compensation and personal accident insurance. The Company also offers group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 10 to more than 1,000 individuals, although the average size of insured groups currently ranges from 100 to 300 individuals. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The following table sets forth, for the periods indicated, selected financial and statistical data concerning the Company's group employee benefit products:

                                                    Year Ended December 31,
                                         ----------------------------------------------
                                             1996             1995            1994
                                         ------------     ------------     ------------
                                                     (dollars in thousands)
Insurance premiums:
  Life ..............................    $    135,806     $    127,760     $    115,450
  Disability income .................          92,024           85,849           80,666
  Excess workers' compensation (1) ..          56,200               --               --
  Personal accident and other .......          47,348           43,470           37,581
                                         ------------     ------------     ------------
    Total insurance premiums ........    $    331,378     $    257,079     $    233,697
                                         ============     ============     ============

Group life insurance policy data:
      Group life insurance in force:
      Balance, beginning of period ..    $ 43,468,174     $ 45,547,840     $ 37,337,683
      Sales .........................       6,969,825        6,412,543        4,805,923
      Lapses ........................      (8,201,918)      (8,430,816)      (4,754,623)
      Other increases (decreases) (2)       6,920,549          (61,393)       8,158,857
                                         ------------     ------------     ------------
      Balance, end of period ........    $ 49,156,630     $ 43,468,174     $ 45,547,840
                                         ============     ============     ============

    Policy count ....................           6,976            6,652            6,274

(1) Excess workers' compensation business was acquired as a result of the SIG Merger.
(2) Represents net increases (decreases) due to changes in the face amounts of policies issued.

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience and the ability to control administrative expenses. The table below sets forth for the periods indicated the loss and expense ratios as a percent of premium income for the Company's group employee benefit products.

                              Year Ended December 31,
                            ---------------------------
                            1996       1995       1994
                            ----       ----       ----
Loss ratio ...............  70.0%      74.4%      74.3%
Expense ratio ............  26.7       24.5       23.5
                            -----      -----      -----
    Combined ratio .......  96.7%      98.9%      97.8%
                            =====      =====      =====


The loss, expense and combined ratios for the year ended December 31, 1996, excluding excess workers' compensation business, were 72.9%, 24.8% and 97.7%, respectively.

The Company's group life insurance products, which include voluntary group term life, provide for the payment of a stated amount upon the death of a member of the insured group and policy terms are generally one year. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $150,000 per individual for employer provided group life insurance policies and $100,000 for voluntary group term life policies under indemnity reinsurance arrangements with various reinsurance companies. See "Reinsurance."

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. The Company focuses group long-term disability sales toward employers engaged principally in service industries such as accounting, architecture and engineering, as well as certain retailing and manufacturing fields. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When insureds' disabilities prevent them from returning to their original jobs, the Company, in appropriate cases, provides assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and emerging experience of the insured group, as well as assumptions regarding operating expenses and future interest rates. The Company reinsures risks in excess of $2,500 per individual per month under an indemnity reinsurance arrangement. See "Reinsurance."

The Company's excess workers' compensation business was acquired in March 1996 as a result of the SIG Merger. This product provides coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). This product is principally targeted to mid-sized companies and association groups, particularly small municipalities, hospitals and schools. These companies and groups tend to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because claim payments do not begin until after the SIR is met, it takes an average of 13 years from the date the claim is incurred to the time claim payments begin. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage. Medical payments, if any, tend to be stable and predictable. The Company reinsures risks between $500,000 and $50.0 million per policy per occurrence. See "Reinsurance."

The Company's personal accident insurance products include business travel and "all risk" accidental death and dismemberment insurance. These policies pay a stated amount based on a predetermined schedule in the event of accidental dismemberment or death of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual under indemnity reinsurance arrangements with pools of reinsurers through managing reinsurance underwriters. In addition, under a catastrophe reinsurance agreement, the amount of the Company's loss arising from any one occurrence is limited to $500,000. See "Reinsurance."

The Company's group employee benefit products are sold primarily by independent brokers, agents and TPAs. The Company's home offices and 25 regional offices provide sales support and service existing business. The Company believes that its regional sales network minimizes expenses traditionally associated with large insurance company captive marketing systems.

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist primarily of annuity products, principally SPDAs and flexible premium annuities ("FPAs"). The Company consummated five separate annuity block acquisitions between 1988 and 1992 that resulted in the assumption of $967.1 million in liabilities in the form of policyholder account balances. The first acquisition was an assumption reinsurance transaction, and the others were indemnity reinsurance transactions. In the case of each acquisition, assets supporting the related reserves were transferred to, and are managed by, the Company. Pursuant to the assumption reinsurance acquisition, the Company has the right to establish the crediting rate with respect to the business acquired. The Company has the right under each indemnity reinsurance transaction to recommend to the ceding company crediting rates with respect to the business acquired. The ceding company is solely responsible for payment of crediting rates to the extent that these rates exceed the greater of the recommended rate and certain benchmark rates. A substantial portion of the Company's profitability on asset accumulation products is generated from spread income, which is the difference between the net yield achieved on invested assets and the interest credited on policyholder account balances. As a result of the Company's ability to recommend increases or decreases to applicable crediting rates annually, it believes that it can manage the spread income on the annuity business acquired. The aggregate lapse rates experienced on the annuity acquisitions have been consistent with the levels assumed in pricing the transactions and consequently have not adversely affected the Company's liquidity or results of operations.

In the fall of 1995, the Company began to market its new SPDA annuity products, including an MVA annuity product that provides for an adjustment to the accumulated value of the policy if it is surrendered during the surrender charge period. These new products are sold predominantly through networks of independent agents. For the year ended December 31, 1996, these new products accounted for $57.5 million of asset accumulation product deposits, of which $45.5 million was attributable to the new MVA annuity product. One network of independent agents accounted for approximately 75% of the deposits from these new products during 1996. The Company believes that it has a good relationship with this network.

The following table sets forth for the periods indicated selected financial and statistical data concerning the Company's asset accumulation products:

                                                        Year Ended December 31,
                                                   --------------------------------
                                                     1996        1995        1994
                                                   --------    --------    --------
                                                        (dollars in thousands)
Asset accumulation product deposits:
   Annuities ..................................    $ 59,460    $ 13,580    $  7,142
   GICs (1) ...................................          --          --       1,250
                                                   --------    --------    --------
      Total asset accumulation product deposits    $ 59,460    $ 13,580    $  8,392
                                                   ========    ========    ========

Policy count ..................................      37,288      38,119      40,818

Funds under management (at period end):
  Annuities ...................................    $689,952    $695,737    $773,300
  GICs (1) ....................................       1,046      18,997     117,061
                                                   --------    --------    --------
    Total funds under management ..............    $690,998    $714,734    $890,361
                                                   ========    ========    ========

(1) The Company no longer actively markets its GIC product and the remaining contract matures in 1998.

An SPDA provides for a single payment by an annuity holder to the Company, and the payment of interest by the Company at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the payment of interest by the Company at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity holder's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company annually, typically on the policy anniversary, subject to specified guaranteed minimum crediting rates. Minimum guaranteed crediting rates currently range from 3.0% to 5.5%. Withdrawals may be made at any time, but some withdrawals may result in the assessment of surrender charges, market value adjustments, taxes, and/or tax penalties on the withdrawn amount.

At December 31, 1996, annuity liabilities were composed of $492.6 million of SPDA liabilities and $197.4 million of FPA liabilities, for a total of $690.0 million of annuity liabilities with a weighted average crediting rate of 5.4%. Of these liabilities, $194.8 million were subject to surrender charges averaging 7.3% at December 31, 1996. Annuity liabilities not subject to surrender charges have been in force, on average, for 15 years.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between its expected return on investments and the crediting rate. The Company achieves this spread by active portfolio management focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its annuity products. Although the Company believes that these strategies will continue to permit it to achieve a positive spread, a significant decline in the yield on the Company's investments could adversely affect the results of operations and financial condition of the Company.

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and sufficient in management's judgment to satisfy liquidity requirements. See "Investments."

VARIABLE LIFE INSURANCE PRODUCTS

In 1991, the Company introduced a variable flexible premium universal life insurance policy under which the related assets are segregated in a separate account not subject to claims of general creditors of the Company. Policyholders may elect to deposit amounts in the account from time to time, subject to underwriting limits and a minimum initial deposit of $1.0 million. At December 31, 1996, these deposits, excluding the Company's deposit, totaled $71.9 million. Pursuant to the investment option that is available to policyholders, the assets of the separate account have been invested with independent investment managers employing a variety of diversified investment strategies. Both the cash values and death benefits of these policies fluctuate according to the investment experience of the assets in the separate account; accordingly, the investment risk with respect to these assets is borne by the policyholders and any adverse investment experience with respect to these investments would not have a material adverse effect on the Company's results of operations and financial condition. The Company earns fee income from the separate account in the form of charges for management and other administrative fees. The Company reinsures risks in excess of $200,000 per individual under indemnity reinsurance arrangements with various reinsurance companies. See "Reinsurance."

UNDERWRITING PROCEDURES

Premiums charged on insurance products are based in part on assumptions about the incidence and timing of insurance claims. The Company has adopted and follows detailed underwriting procedures designed to assess and qualify insurance risks before issuing policies to groups and individuals. To implement these procedures, the Company employs a professional underwriting staff.

In underwriting group coverage, the Company focuses on the risk characteristics of the group to be insured as a whole. A prospective group is evaluated with particular attention paid to the claims experience of the group with prior carriers, the occupations of the insureds, the nature of the business of the group, the current economic outlook of the group in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company's policies generally afford it the flexibility to adjust premiums charged annually to its policyholders in order to reflect emerging mortality or morbidity experience.

INVESTMENTS

The Company's management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and the interest credited on policyholder funds and reserves. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, managing the durations of the Company's interest-sensitive assets and liabilities and minimizing the Company's exposure to fluctuations in interest rates.

At December 31, 1996, the Company's invested assets had an aggregate carrying value of $2,295.0 million. At December 31, 1996, 1995 and 1994, the Company's fixed maturity portfolio (including cash, cash equivalents and short-term investments), which represented 86.3%, 87.9% and 85.1%, respectively, of the Company's invested assets, had weighted average durations of 4.9 years, 3.9 years and 3.1 years, respectively, after giving effect to hedging activities. The extension in duration of the fixed maturity portfolio, in 1996 is related to the acquisition of long-duration insurance liabilities as a result of the SIG Merger.

For information regarding the composition and diversification of the Company's investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investments" and Notes A, C, D, J and P of the Notes to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the pretax investment results of the Company's investment portfolio:

                                                     Year Ended December 31,
                                          ------------------------------------------
                                              1996            1995           1994
                                          -----------      ----------     ----------
                                                     (dollars in thousands)
Average investments (1) (2) ..........    $ 1,823,223      $1,417,472     $1,625,179
Net investment income (2) (3) ........        154,750         117,112        106,576
Weighted average annual yield (4) ....            8.5%            8.3%           6.6%
Net realized investment (losses) gains    $    (2,651)     $      704     $   10,213

(1) Average investments are computed by dividing the total of the amortized cost of investments at the beginning of the period reduced by advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"), reverse repurchase agreement liabilities and short securities positions plus the individual quarter-end balances by five and deducting one-half of net investment income.
(2)   The increases in 1996 reflect the impact of the SIG Merger.

(3) Consists principally of interest and dividend income less investment expenses.
(4) The weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income (exclusive of realized and unrealized gains and losses) by average investments for the period.

REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding reinsurer, the Company is exposed to a degree of risk if the assuming company becomes insolvent. To limit this risk, the Company reevaluates each of these reinsurance arrangements on a periodic basis focusing principally on the ratings and claims-paying abilities of the respective reinsurers.

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable at any time as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer, subject, in certain cases, to specified rights on the part of the Company to recapture these risks. All of the Company's significant reinsurers are rated "A-" (Excellent) or higher by A.M. Best Company. See Notes D and N of the Notes to the Consolidated Financial Statements.

As of December 31, 1996, reinsured amounts with the Company's reinsurers are as follows:

                                                          Policy            Amounts
                                                       Reserves and       Recoverable
                                        Premium        Policyholder     from Reinsurers
                                        Income        Account Balances   for Paid and
                                         Ceded             Ceded         Unpaid Claims
                                        -------          --------          -------
                                                  (dollars in thousands)
Protective Life Insurance Company       $14,128          $132,499          $ 1,243
Cologne Life Reinsurance Company             --            18,517            9,576
TAURUS ..........................        13,554                --               --
Sun Life Assurance of Canada ....         9,670            13,605            5,712
All other reinsurers ............        24,164             6,344           22,119
                                        -------          --------          -------
    Total .......................       $61,516          $170,965          $38,650
                                        =======          ========          =======

The Company currently participates as an assuming insurer in a number of reinsurance pools. These reinsurance pools generally are administered by TPAs or managing underwriters which underwrite risks, coordinate premiums charged and process claims. The Company has the right, generally exercisable annually, to terminate or change its participation in any of these pools as to new business. These reinsurance pools represented, in the aggregate, $53.0 million of premiums and policyholder fees and $48.9 million of benefits for the year ended December 31, 1996. The Company's five largest participations in these reinsurance pools represented $44.5 million of earned premiums and $41.7 million of benefits for the year ended December 31, 1996. The Company has also acquired blocks of annuity business through indemnity and assumption reinsurance agreements. See "Asset Accumulation Products."

LIFE AND ACCIDENT AND HEALTH INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves to satisfy its life, accident and health and annuity policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions to determine future policy benefit reserves for these products. Differences are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions.

The life and accident and health insurance reserves carried in the Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP") and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the level-premium reserve method on all insurance business. See Note A of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

EXCESS WORKERS' COMPENSATION INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for casualty insurance products. Reserves for claim expenses represent the estimated probable costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements. Over 95% of these reserves relate to excess workers' compensation insurance, and the balance consists of reserves for excess unemployment compensation insurance, self-insurance bonds and an excess umbrella liability insurance product that was discontinued in 1985.

Reserving practices under GAAP allow discounting of claim reserves related to excess workers' compensation losses to reflect the time value of money. Reserve discounting for these types of claims is common industry practice, and the discount factors used are less than the annual tax-equivalent investment yield earned by the Company on its invested assets. Reserves for claim expenses are not discounted.

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses from March 5, 1996, the date of the SIG Merger, to December 31, 1996.

                                                                        Period from March 5 to
                                                                           December 31, 1996
                                                                        ----------------------
                                                                        (dollars in thousands)

Unpaid claims and claim expenses, beginning of period .................       $369,871

Provision for claims and claim expenses incurred in the current year ..         28,290
Increase in estimated claims and claim expenses incurred in prior years          7,358
                                                                              --------
    Incurred claims and claim expenses during the current year ........         35,648
                                                                              --------
Deduct claims and claim expenses paid, occurring during:
    Current year ......................................................            249
    Prior years .......................................................         24,444
                                                                              --------
       Total paid .....................................................         24,693
                                                                              --------
Unpaid claims and claim expenses, end of period .......................       $380,826
                                                                              ========

The increase in estimated claims and claim expenses incurred in prior years is primarily due to the accretion of interest on discounted claim reserves. The effects of the discount to reflect the time value of money of $164.0 million and $168.8 million at March 5, 1996, the date of the SIG Merger, and December 31, 1996, respectively, have been removed from the loss development table which follows in order to present the gross loss development.

                                                 March 5,   December 31,
                                                   1996         1996
                                                 --------   ------------
                                                 (dollars in thousands)
Reserve for unpaid claims and claim expenses     $533,871     $549,653
Cumulative amount of liability paid:
    Period from March 5 to December 31, 1996       24,444
Liability reestimated as of :
    December 31, 1996 ......................      524,423
Cumulative redundancy ......................        9,448

The "Reserve for unpaid claims and claim expenses" line of the table shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" line of the table represents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" line of the table shows the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The "Cumulative redundancy" line of the table represents the aggregate change in the estimated claim reserve liabilities over the prior period.

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, excluding the effects of reinsurance, are approximately $26.0 million less than those reported by the Company for statutory financial statement purposes at December 31, 1996. This difference is primarily due to the use of different discount factors under GAAP and SAP. See Note A of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

COMPETITION

The insurance industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and in acquiring blocks of business. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger agency sales operations. Competition in asset accumulation product markets is also encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

The Company believes that its reputation in the marketplace, quality of service and investment returns have enabled it to compete effectively for new insurance business in its targeted markets. The Company reacts to changes in the marketplace generally by focusing on products with adequate margins and attempting to avoid those with low margins. The Company believes that its smaller size, relative to some of its competitors, enables it to more easily tailor its products to the demands of customers.

REGULATION

The Company's insurance subsidiaries are highly regulated by state insurance authorities in the states in which they are domiciled and the other states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company's insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' business, including, for example, risk-based capital ("RBC") requirements, various reserve requirements and the terms and conditions and manner of sale and marketing of the these subsidiaries' insurance products. These regulations are intended to protect policyholders rather than investors. The

Company's insurance subsidiaries are required under these regulations to file detailed annual reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. Under state insurance laws and the rules of the National Association of Insurance Commissioners ("NAIC"), the Company's insurance subsidiaries may be examined periodically, usually at three- to five-year intervals, by the supervisory agencies of the states in which they do business. To date, no examinations have produced any significant adverse findings or adjustments.

The ability of the Company to receive dividends from its insurance subsidiaries is governed by the insurance laws of the subsidiaries' respective states of domicile. These insurance laws require, among other things, that the statutory surplus of the domiciled insurance company, following any dividend or distribution, be reasonable in relation to its outstanding liabilities and adequate to its financial needs, as determined under standards contained therein. The insurance commissioners of these states may bring an action to enjoin or rescind the payment of a dividend or distribution by an insurer domiciled in its state that would cause the insurer's statutory surplus to be unreasonable or inadequate under this standard. For further information on state limitations on dividends by insurers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - General" and Note K of the Notes to the Consolidated Financial Statements.

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators have been and are involved in a process of reexamining existing laws and their application to insurance companies. In particular, this reexamination has focused on insurance company investment and solvency issues and, more recently, issues relating to the manner in which insurance products are sold and marketed. In some instances, it has resulted in new interpretations of existing law, the development of new laws and the implementation of nonstatutory guidelines. These developments may impact, among other things, the structure of insurance company investment portfolios and the earnings thereon. In addition, the NAIC is currently in the process of comprehensively codifying (and, in certain respects, revising) SAP, which process, when complete, may affect the manner in which insurance companies, including the Company's insurance subsidiaries, report their statutory financial condition and operating results. It is not possible to predict the future impact of changing regulation or accounting practices on the operations of the Company and its insurance subsidiaries.

The NAIC's RBC requirements for insurance companies take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The Company believes that its insurance subsidiaries are adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, were the insurance subsidiaries' RBC position to decline in the future, the insurance subsidiaries' continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected may be affected.

The Company's insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. The amount of any future assessments under these laws cannot reasonably be estimated and thus is not included in the Company's reserves, although none of the Company's insurance subsidiaries has ever incurred any significant costs of this nature.

The federal government currently does not directly regulate the insurance business. However, federal legislation and administrative policies in a number of areas, such as pension regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business.

From time to time, federal legislative proposals have been made that would, if enacted, have an adverse impact on the federal income tax treatment of certain annuity contracts. There can be no assurance that such legislation will not be adopted in the future. Any legislation adopted, depending on its nature, could have a positive or adverse effect on the persistency of the Company's SPDAs and FPAs and the Company's ability to market or acquire additional blocks of these types of products.

EMPLOYEES

The Company and its subsidiaries employed 514 persons at December 31, 1996. The Company believes that it enjoys good relations with its employees.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments, including certain of its balances with independent investment managers, through other wholly-owned non-insurance subsidiaries.

OTHER TRANSACTIONS

On February 23, 1993, the Company entered into an $85.0 million revolving credit facility with a group of institutional lenders (the "Credit Agreement") and used a portion of the facility to refinance a term loan with an institutional lender. Beginning in July 1993, the Company implemented a recapitalization plan (the "Recapitalization") designed to enhance its financial condition by increasing shareholders' equity, reducing leverage and decreasing interest expense. In addition, the Recapitalization was designed to increase the liquidity of the Company's Class A Common Stock. The first step of the Recapitalization occurred in July 1993 and included (i) increasing the principal amount available under the Credit Agreement from $85.0 million to $120.0 million and (ii) using $30.0 million of the additional available funds to redeem $29.0 million aggregate principal amount of the Company's 11 3/4% Senior Subordinated Debentures due 1999 (the "Senior Subordinated Debentures") at 103.42% of par value. In October 1993, the Company completed the second step of the Recapitalization, which included (i) the public offering of $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes"), for net proceeds of $82.4 million and (ii) the public offering of 3.3 million shares of Class A Common Stock (of which 1.2 million shares were sold by selling shareholders) for net proceeds to the Company of $35.8 million. The Recapitalization was completed in November 1993, when the Company redeemed all of the remaining $87.8 million par value Senior Subordinated Debentures at 103.42% of par value.

In July 1994, the Company's shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement provides for the sale, from time to time, of up to $150.0 million of securities. To date, the Company has issued $0.8 million of the total amount of securities available for issuance.

In December 1995, the Company and its existing lenders, along with additional lenders, agreed to amend and restate the terms of the Credit Agreement to increase the maximum amount available under the facility at any one time to $200.0 million. Of the total facility, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes (as defined below).

On March 5, 1996, SIG was merged into the Company for consideration of approximately $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 5.2 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger, plus additional contingent consideration of up to $20.0 million. The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998, or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three-year period or $104.4 million for the four-year period. The Company also assumed $45.0 million of SIG's 8.5% Senior Secured Notes due 2003 (the "SIG Senior Notes").

The Company discontinued its long-term care insurance business during 1996. This is expected to be accomplished by means of a sale, which is intended to be consummated by mid-1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company exited this business due to its continued losses attributable to lower than expected sales and profit levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The discontinuance of this business is not expected to have a material effect on the Company's financial condition or liquidity in the future.

On August 30, 1996, the Company's Board of Directors declared a 20% stock dividend distributed on September 30, 1996 to stockholders of record on September 16, 1996. Results per share and applicable share amounts for prior periods have been restated to reflect the stock dividend.

In December 1996, the Company and its existing lenders agreed to amend and restate the terms of the Credit Agreement to, among other things, reduce the Company's borrowing costs. Under the amended terms, the maximum amount available will be reduced incrementally over a four and one-half year period beginning in October 1999.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 1105 North Market Street, Suite 1230, Wilmington, Delaware 19899. This office space is leased through an operating lease expiring in November 1999. RSLIC owns its home office building at 2501 Parkway, Philadelphia, Pennsylvania, which consists of approximately 100,000 square feet. SNCC also owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri which consists of approximately 58,000 square feet. The Company also maintains 25 sales offices throughout the country to provide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company's insurance subsidiaries are defendants in litigation principally involving insurance policy claims and agent disputes, including claims for compensatory and punitive damages. In the opinion of management, the ultimate disposition of such litigation will not have a material adverse effect upon the Company's financial condition, liquidity or future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY, RSLIC AND SNCC

The table below presents certain information concerning each of the executive officers of the Company, RSLIC and SNCC.

Name                       Age     Position
------------------------------------------------------------------------------------------------------------
Robert Rosenkranz           54     Director of the Company; Chairman of the Board, President and Chief
                                   Executive Officer of the Company; Chairman of the Board of RSLIC
Charles P. O'Brien          60     Director of the Company; President and Chief Executive Officer of RSLIC
Robert M. Smith, Jr.        45     Director and Vice President of the Company
Thomas A. Sullivan          56     Director of the Company; President of DCM
B.K. Werner                 63     Director of the Company; Chairman of the Board and Chief Executive
                                   Officer of SNCC
Chad W. Coulter             34     Assistant Secretary of the Company; Vice President, Secretary and
                                   General Counsel of RSLIC
Jane R. Dunlap              64     Vice President and Treasurer of the Company; Vice President, Finance of
                                   RSLIC
Wayne M. Benseler           47     Vice President and Chief Actuary of RSLIC
Lawrence E. Daurelle        45     Vice President and Treasurer of RSLIC
Christopher A. Fazzini      34     Vice President - Sales and Marketing of RSLIC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He is also Chairman of the Board of RSLIC, FRSLIC and Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas") and serves on the Board of Directors of SNCC. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represents 82% of the voting power of the Company's common stock on a fully diluted basis as of February 21, 1997.

Mr. O'Brien has served as a Director of the Company since November 1987. Since August 1976, Mr. O'Brien has served as President, Chief Executive Officer and a Director of RSLIC. Mr. O'Brien also serves as President and Chief Executive Officer and a Director of RSLIC-Texas and FRSLIC and as a Director of SNCC.

Mr. Smith has served as Vice President of the Company and as Vice President of DCM since July 1994 and as a Director of the Company since January 1995. Mr. Smith also serves as a Director of RSLIC-Texas, RSLIC, FRSLIC and SNCC. Prior to July 1994, Mr. Smith was Director, Investment Banking for Merrill Lynch & Company in New York, New York.

Mr. Sullivan has served as a Director of the Company since July 1991. He became President of DCM and a limited partner in Rosenkranz & Company in July 1991. Prior to that, he served as Chief Investment Officer of DCM from January 1990 to July 1991, and as Chief Investment Officer of the Company from November 1987 to December 1989. Since April 1987, Mr. Sullivan has been owner of MMS Advisors, a commodity trading advisory company.

Mr. Werner was elected a Director of the Company upon the SIG Merger. He has served as Chairman of the Board of SNCC since June 1987 and as Chief Executive Officer since June 1990. Mr. Werner has served as a Director of and has been employed in various capacities by SNCC since 1959.

Mr. Coulter has served as Vice President, Secretary and General Counsel of RSLIC, FRSLIC and RSLIC-Texas since February 1994. Mr. Coulter has also served as Assistant Secretary of the Company since March 1994. From January 1991 to February 1994, he was employed in various capacities by RSLIC. Prior to January 1991, Mr. Coulter was an associate with the law firm of Morris, Nichols, Arsht & Tunnell in Wilmington, Delaware.

Ms. Dunlap has served as Vice President of the Company since April 1989 and Treasurer of the Company since April 1988. She has been Vice President, Finance of RSLIC since March 1984, Vice President, Finance of FRSLIC since April 1987, and Vice President, Finance of RSLIC-Texas since November 1987. Ms. Dunlap has been employed in various capacities by RSLIC since August 1975.

Mr. Benseler has served as Vice President and Chief Actuary of RSLIC and FRSLIC since August 1986 and as Vice President and Chief Actuary of RSLIC-Texas since November 1987. He has been employed in various capacities by RSLIC since February 1980.

Mr. Daurelle has served as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since May 1995. From October 1994 to April 1995, he was Senior Vice President and Chief Financial Officer for Mutual Assurance Company, and from September 1993 to October 1994 he was Senior Vice President, Strategic Planning for The Fidelity Mutual Life Insurance Company. Prior to September 1993, Mr. Daurelle was Vice President of United Pacific Life Insurance Company.

Mr. Fazzini has served as Vice President - Sales and Marketing of RSLIC since November 1996. He has been employed in various capacities by RSLIC since July 1984.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $33 3/8 on February 21, 1997. There were in excess of 1,650 holders of record of the Company's Class A Common Stock as of February 21, 1997.

The following table sets forth high and low closing prices for the Company's Class A Common Stock. The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG and, prior to October 31, 1996, was traded on the NASDAQ National Market under the symbol DLFI. Prior periods have been restated to reflect the 20% stock dividend distributed September 30, 1996.

                                High               Low
                              ---------         ---------
1995:    First Quarter        $  15 7/8         $  13 1/2
         Second Quarter          14 5/8            13 1/2
         Third Quarter           15 1/4            13 7/8
         Fourth Quarter          19 1/8            14 5/8

1996:    First Quarter        $  21             $  19 5/8
         Second Quarter          24 3/8            19 1/2
         Third Quarter           29                21
         Fourth Quarter          29 1/2            27 1/4

Cash dividends have not been declared or paid on the Class A Common Stock or the Class B Common Stock. Dividend payments are permitted under the terms of the Senior Notes subject to certain restrictions and covenants. Under the Credit Agreement, dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 4% of the Company's Consolidated Equity (as defined in the Credit Agreement) as of the end of the preceding fiscal year. The Credit Agreement also permits additional repurchases by the Company of its capital stock in an aggregate amount of up to $20.0 million over the term of the Credit Agreement.

In addition, dividend payments by the Company's insurance subsidiaries to the Company are subject to certain regulatory restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Regulation." The Company presently intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate payment of any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company set forth below for each of the five years ended December 31, 1996, 1995, 1994, 1993 and 1992, were derived from the Consolidated Financial Statements included elsewhere herein or previously filed by the Company. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                      Year Ended December 31,
                                                  --------------------------------------------------------------
                                                  1996 (1)         1995         1994         1993         1992
                                                  ---------      --------     --------     --------     --------
                                                           (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
   Insurance premiums and policyholder fees:
      Group employee benefit products ........    $ 331,378      $257,079     $233,697     $206,587     $178,737
      Annuities ..............................        2,122         2,121        1,716        6,285        3,086
      Other insurance products (2) ...........        1,733         1,702       13,099       22,047       21,065
   Net investment income .....................      154,750       117,112      106,576      177,374      133,515
   Net realized investment (losses) gains ....       (2,651)          704       10,213       13,963       19,115
                                                  ---------      --------     --------     --------     --------
      Total revenue ..........................      487,332       378,718      365,301      426,256      355,518
   Benefits and expenses .....................      387,713       314,549      315,407      335,685      298,416
                                                  ---------      --------     --------     --------     --------
   Income from continuing operations before
      interest and income tax expense ........       99,619        64,169       49,894       90,571       57,102
   Interest expense ..........................       18,269        13,257       12,252       17,720       19,949
   Income taxes ..............................       27,496        18,170       11,698       26,098       12,513
                                                  ---------      --------     --------     --------     --------
   Income from continuing operations .........    $  53,854      $ 32,742     $ 25,944     $ 46,753     $ 24,640
                                                  =========      --------     --------     --------     ========
   Net income (3) ............................    $  47,253      $ 30,464     $ 25,818     $ 34,746     $ 23,659
                                                  =========      ========     ========     ========     ========

PER SHARE DATA (4):
   Income from continuing operations excluding
      realized investment (losses) gains .....    $    2.97      $   2.22     $   1.33     $   3.28     $   1.36
   Income from continuing operations .........    $    2.88      $   2.25     $   1.79     $   3.64     $   1.98
   Net income (3) ............................    $    2.53      $   2.10     $   1.78     $   2.70     $   1.90
   Fully diluted book value per share (5) (6)     $   18.84      $  15.32     $  11.72     $  13.95     $  10.56
   Weighted average shares
      outstanding (000's) (7) ................       18,693        14,532       14,495       12,856       12,421

OTHER DATA:
   Return on average equity (8) ..............         18.5%         16.6%        10.4%        25.5%        15.2%
   Interest coverage ratio (9) ...............         5.83x         4.84x        4.07x        5.11x        2.86x

                                                                       December 31,
                                          ----------------------------------------------------------------------
                                           1996 (1)         1995           1994           1993           1992
                                          ----------     ----------     ----------     ----------     ----------
                                                                  (dollars in thousands)
BALANCE SHEET DATA (at period end):
Total investments ....................    $2,295,007     $1,791,531     $1,965,154     $2,041,774     $1,881,880
Total assets .........................     2,857,906      2,323,010      2,472,776      2,344,321      2,211,751
Long-term debt .......................       231,004        134,611        159,577        159,545        164,274
Shareholders' equity (6) .............       366,965        222,815        170,382        200,968        129,046
Debt to total capitalization ratio (10)         38.6%          37.7%          48.4%          44.3%          56.0%

(1) Reflects the acquisition of excess workers' compensation business as a result of the SIG Merger.

(2) Amounts for 1994, 1993 and 1992 include individual life insurance business, which the Company exited in July 1994. See Note N to the Consolidated Financial Statements.

(3) The Company discontinued its long-term care business in 1996 and recorded a one-time after-tax charge of $5.8 million in 1996 attributable to this discontinuance. After-tax operating losses on this business were $0.8 million, $2.3 million and $0.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Company has incurred after-tax extraordinary losses associated with the early extinguishment of debt. These losses totaled $12.0 million and $0.4 million for the years ended December 31, 1993 and 1992, respectively. The Company also recognized an after-tax charge of $0.6 million related to the cumulative effect of a change in accounting for postretirement benefits other than pensions in the year ended December 31, 1992.

(4) Prior periods have been restated to reflect the 20% stock dividend distributed on September 30, 1996.

(5) Fully diluted book value per share is calculated by dividing shareholders' equity, as increased by the proceeds of the assumed exercise of outstanding stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(6) In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). See Note A to the Consolidated Financial Statements.

(7) Weighted average shares outstanding in 1996, 1995, 1994 and 1993 reflect the issuance of 2.1 million shares of Class A Common Stock in October 1993.

(8) Return on average equity is calculated by dividing income from continuing operations by average shareholders' equity, excluding realized investment gains and losses, discontinued operations, extraordinary items and changes in accounting principles, as determined as of the beginning and end of each year.

(9) The interest coverage ratio is calculated by dividing income from continuing operations before interest and income tax expense by interest expense (1996 excludes interest paid in connection with the settlement of prior-year federal income taxes).

(10) Total capitalization is the sum of the Company's long-term debt and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to
Year Ended December 31, 1995

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees in 1996 were $335.2 million as compared to $260.9 million in 1995, an increase of 28%. Contributing to this increase was $56.2 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. Also contributing to the increase was growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases, growth and development of the Company's sales force and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's SPDA products, including the Company's new MVA product, which it began marketing in the fall of 1995, were $57.5 million during 1996 as compared to $11.4 million in 1995. Deposits for the Company's asset accumulation products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income in 1996 was $154.8 million as compared to $117.1 million in 1995, an increase of 32%. The increase is principally due to an increase in average invested assets as a result of the SIG Merger. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.5% on average invested assets of $1,823.2 million and 8.3% on average invested assets of $1,417.5 million in 1996 and 1995, respectively.

Net Realized Investment (Losses) Gains. Net realized investment losses were $2.7 million in 1996 as compared to net realized investment gains of $0.7 million in 1995. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses arising from those sales.

Benefits and Expenses. Policyholder benefits and expenses in 1996 were $387.7 million as compared to $314.5 million in 1995, an increase of 23%. During 1996, benefits and expenses for group employee benefit products increased by $66.2 million as compared to 1995. Of this increase, $51.7 million was attributable to the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. The remaining increase was primarily attributable to growth in the Company's other group employee benefit product lines. The combined ratio for group insurance lines, excluding excess workers' compensation insurance, decreased from 98.9% in 1995 to 97.7% in 1996. This decrease reflects the impact of certain price increases and the expansion of the Company's loss management capabilities during 1995. Amortization of cost of business acquired related to asset accumulation products was accelerated by $4.8 million during 1996 primarily due to better than anticipated investment results. Benefits and interest credited on asset accumulation products decreased by $4.0 million in 1996 as compared to 1995, principally due to the scheduled maturities during 1995 of guaranteed investment contracts with crediting rates that were generally higher than the Company's other asset accumulation products. Primarily due to these maturities, average funds under management decreased by $87.1 million and the weighted average annual crediting rate on asset accumulation products declined from 5.6% to 5.2%.

Operating Income. Income from continuing operations before interest and taxes in 1996 was $99.6 million as compared to $64.2 million in 1995, an increase of 55%. The increase was primarily due to the acquisition of the excess workers' compensation business through the SIG Merger, partially offset by net realized investment losses in 1996.

Interest Expense. Interest expense in 1996 was $18.3 million as compared to $13.3 million in 1995. The increase was primarily due to interest expense on the SIG Senior Notes, which were assumed in conjunction with the SIG Merger, and additional borrowings under the Credit Agreement in 1996 to fund the SIG Merger partially offset by a decline in the weighted average borrowing rate on the Credit Agreement. Also contributing to the increase was interest paid in 1996 in connection with the settlement of prior-year federal income taxes.

Income Taxes. Income tax expense in 1996 was $27.5 million as compared to $18.2 million in 1995. The increase was primarily due to the $35.4 million increase in operating income partially offset by a decrease in the effective tax rate from 35.7% in 1995 to 33.8% in 1996 due to an increase in tax-exempt interest earned during 1996.

Discontinued Operations. The Company recorded the discontinuance of its long-term care insurance business in 1996. Operating losses on this business totaled $0.8 million and $2.3 million, net of a tax benefit of $0.4 million and $1.2 million, in 1996 and 1995, respectively. The Company also recorded a one-time charge in 1996 of $5.8 million, net of a tax benefit of $3.2 million, as a result of the discontinuance of this business.

Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees in 1995 were $260.9 million as compared to $248.5 million in 1994, an increase of 5%. Premiums from group employee benefits products increased $23.4 million, an increase of 10%. Contributing to the increase in premiums was the growth and development of the Company's sales force, normal growth in employment and salary levels for the Company's existing customer base and certain price increases. The Company had virtually no premium from individual insurance during 1995 due to the 100% reinsurance of this business effective July 1, 1994, while 1994 reflected premiums of $13.1 million. See Note N to the Consolidated Financial Statements.

Net Investment Income. Net investment income in 1995 was $117.1 million as compared to $106.6 million in 1994, an increase of 10%. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.3% on average invested assets of $1,417.5 million and 6.6% on average invested assets of $1,625.2 million in 1995 and 1994, respectively. The increase in yield was primarily due to improved performance by the Company's independent investment manager program and its trading account securities. The impact of the increase in yield was partially offset by a decrease in average invested assets principally due to policy maturities and surrenders and the asset transfer associated with the reinsurance of the Company's individual life insurance business.

Net Realized Investment Gains. Net realized investment gains were $0.7 million in 1995 as compared to $10.2 million in 1994. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses arising from those sales.

Benefits and Expenses. Policyholder benefits and expenses in 1995 were $314.5 million as compared to $315.4 million in 1994. Benefits and expenses related to the Company's individual insurance business, which was 100% reinsured effective July 1, 1994, decreased $17.2 million in 1995 as compared to the same period in 1994. Benefits and interest credited on asset accumulation products decreased by $12.9 million. The primary cause of the decrease was a decline in average funds under management of $201.3 million in 1995 as compared to 1994 due to policy maturities and surrenders. The weighted average annual crediting rate on asset accumulation products was 5.6% in 1995 and 1994. Amortization of cost of business acquired related to asset accumulation products increased by $2.5 million during 1995 due to an increase in the difference between investment yields and credited rates. During 1995, benefits and expenses for group employee benefit products increased by $25.7 million as compared to 1994, primarily due to premium growth in these `product lines. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 98.9% for the year ended December 31, 1995 as compared to 97.8% for 1994. The increase in the combined ratio was primarily due to an increase in expenses related to the expansion of the Company's loss management capabilities.

Operating Income. Income from continuing operations before interest and taxes in 1995 was $64.2 million as compared to $49.9 million for 1994, an increase of 29%. The increase was primarily due to an increase in the weighted average annual yield on invested assets. Partially offsetting this increase in operating income was a decrease in realized investment gains.

Interest Expense. Interest expense for 1995 was $13.3 million as compared to $12.3 million for 1994, an increase of 8%. Interest on the $85.0 million Senior Notes was unchanged. Short-term interest rates, which affect the floating interest rate payable under the Credit Agreement, declined during the year; however, on average, they were more than 100 basis points higher than the previous year.

Income Taxes. Income tax expense in 1995 was $18.2 million as compared to $11.7 million in 1994. The increase was primarily due to the $14.3 million increase in operating income partially offset by an increase in the effective tax rate to 35.7% in 1995 as compared to 31.1% for 1994, which includes an adjustment for a one-time tax recovery.

Discontinued Operations. The operating loss from the Company's discontinued long-term care insurance business for 1995 was $2.3 million as compared to $0.1 million for 1994. This business, which was discontinued in 1996, was acquired in December 1994.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $117.2 million of financial resources available at the holding company level at December 31, 1996, which are primarily comprised of investments in the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries are primarily invested in balances with independent investment managers and marketable securities. Substantially, all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $149.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on a surplus debenture (the "Surplus Debenture") issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. At December 31, 1996, the unpaid principal balance of the Surplus Debenture, which is payable in quarterly installments through December 31, 1999, was $58.0 million. RSLIC-Texas generates less than 1% of the Company's premiums, policyholder fees and deposits; therefore, payments on the Surplus Debenture are generally funded by dividend payments made by RSLIC to RSLIC-Texas. These dividends are subject to regulatory restrictions and, in the absence of regulatory approval, are generally limited within any 12-month period, in the aggregate, to the greater of RSLIC's statutory net income for the preceding calendar year, or 10% of RSLIC's statutory surplus as of the preceding December 31, determined in accordance with state regulations. RSLIC will be permitted to make dividend payments of $23.2 million during 1997 without prior regulatory approval. SNCC's ability to pay dividends is subject to regulatory and certain other contractual restrictions and, in the absence of the requisite approvals, dividends are generally limited within any 12-month period, in the aggregate, to the lesser of 10% of SNCC's statutory surplus as of the preceding December 31, or SNCC's statutory net investment income for the preceding calendar year, determined in accordance with state regulations. SNCC will be permitted to make dividend payments totaling $14.0 million during 1997 without prior approval. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals. See "Business - Regulation." The Credit Agreement permits the Company to borrow up to $200.0 million at any one time. Of the unused portion of the facility, $54.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes and the SIG Senior Notes. Beginning in 1999, the maximum amount available to the Company under the Credit Agreement will be reduced on October 1 of each year with the balance due on April 1, 2003. At the Company's current level of borrowing, no principal repayments would be required until October 1, 2002. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999. See Note F to the Consolidated Financial Statements.

The Company actively pursues acquisitions of blocks of business and insurance and financial services companies that complement or may otherwise be strategically consistent with its existing business. The Company routinely engages in discussions with respect to certain potential transactions, any of which could, if consummated, be material to the Company's operations.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries, scheduled payments under the Surplus Debenture and additional borrowings available under the Credit Agreement, are expected to exceed the Company's cash requirements for 1997.

The principal liquidity requirements of the Company's insurance subsidiaries are, in the cases of RSLIC, FRSLIC and SNCC, their contractual obligations to policyholders and contractholders, and in the case of RSLIC-Texas, its payments to the Company on the Surplus Debenture. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of RSLIC, FRSLIC and SNCC. The Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period.

Operating activities increased cash and cash equivalents by $95.7 million during 1996. Net investing activities provided $101.0 million of cash during 1996, primarily due to sales of securities and net cash acquired as a result of the SIG Merger. Financing activities used $123.7 million of cash during 1996, principally to reduce reverse repurchase agreement liabilities, offset by additional borrowings under the Credit Agreement to fund the cash consideration associated with the SIG Merger.

The Company recorded the discontinuance of its long-term care insurance business in 1996. This is expected to be accomplished by means of a sale, which is intended to be consummated by mid-1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company exited this business due to its continued losses attributable to lower than expected sales and profit levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The discontinuance of this business is not expected to have a material effect on the Company's financial condition or liquidity in the future.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, managing the durations of the Company's interest-sensitive assets and liabilities and minimizing the Company's exposure to fluctuations in interest rates. The Company has de-emphasized the use of reverse repurchase agreements and has reduced its liabilities under these agreements from $202.5 million at December 31, 1995 to $50.2 million at December 31, 1996. The Company's investment portfolio primarily consists of investments in fixed maturity securities. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 1996. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

During the year ended December 31, 1996, the Company's investments in mortgage-backed securities decreased to 36% of total invested assets, or $819.8 million, as compared to 63% of total invested assets, or $1,133.5 million, at December 31, 1995. This decrease resulted from the sale of $296.3 million of mortgage-backed securities and the acquisition of SIG's investment portfolio, which totaled $566.3 million at December 31, 1996. Approximately 35% of the Company's mortgage-backed securities are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest. The remaining 65% of the mortgage-backed portfolio consists of investments in trusts created by banks and finance and mortgage companies. Ninety-nine percent of the Company's mortgage-backed securities portfolio, based on fair value, have been rated as investment grade by nationally recognized statistical rating organizations. The single largest investment in mortgage-backed securities backed by a single mortgage pool totaled $50.7 million, or 2% of total invested assets, at December 31, 1996. The Company's holdings include certain privately placed mortgage-backed securities, the fair value of which totaled $121.8 million at December 31, 1996. Although there is an additional degree of liquidity risk associated with privately placed securities, the Company believes that, if necessary, it could liquidate all or a portion of its investments in these securities in a timely manner at or close to market value. The Company has not experienced any material write-downs in its mortgage-backed portfolio.

Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral. In addition, the Company has developed a hedging program to assist it in managing the duration of its mortgage-backed securities. The hedging program utilizes short positions in U.S. Treasury futures contracts to reduce the Company's interest rate risk, effectively shortening the duration of the Company's mortgage-backed securities. At December 31, 1996, the Company maintained mortgage-backed securities with a weighted average duration of 4.9 years, after giving effect to hedging activities, in line with the duration of its interest sensitive liabilities. The duration of the Company's mortgage-backed securities without the hedging instruments was approximately 5.6 years. At December 31, 1996, realized losses on closed futures positions totaling $23.9 million and unrealized gains on open futures positions totaling $1.4 million have been deferred and recorded as adjustments to the amortized cost of the mortgage-backed securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company has also developed a hedging program to reduce the interest rate risk associated with its municipal securities portfolio. This hedging program utilizes short positions in U.S. Treasury futures contracts and limits the interest rate risk associated with its investments in trusts comprised of municipal securities. The short futures contracts hedging these securities have a net deferred realized loss on closed positions of $4.9 million and an unrealized gain on open positions of $1.8 million which have been recorded as adjustments to the amortized cost of the municipal securities being hedged and will be amortized into investment income over the expected term of the securities being hedged.

The Company maintains an investment program in which securities have been financed using advances from the FHLB. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the securities purchased with those funds. The advances from the FHLB, which are at a fixed rate, had an average term to maturity of 3.8 years. This program requires the Company to maintain securities on deposit with the FHLB as collateral for the advances outstanding. As the fair value of those securities increases or decreases, the Company may be allowed to retake possession of securities or be required to deposit additional securities.

The ability of the Company's insurance subsidiaries to make investments is subject to the insurance laws and regulations of their respective state of domicile. Each of these states has comprehensive investment regulations. In addition, the Credit Agreement and, as to SNCC, the SIG Senior Notes also contain limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company's investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 26 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The response to this portion of Item 14 is submitted as a separate section of this report (see page 26 of this Form 10-K).

         (b) No reports on Form 8-K were filed during the fourth quarter of 1996.

         (c) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:
                  2.1  - Agreement and Plan of Merger, dated October 5,
                         1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (9)
                  3.1  - Restated Certificate of Incorporation of Delphi
                         Financial Group, Inc. (exhibit 3.2) (3)
                  3.2  - Amended and Restated By-laws of Delphi Financial
                         Group, Inc. (exhibit 3.4) (3)
                  4.1  - Indenture, dated as of October 8, 1993, between
                         Delphi Financial Group, Inc. and Fleet National Bank (formerly Shawmut Bank Connecticut, N.A.) as Trustee (8.0% Senior Notes due 2003). (4)
                  10.1 - Senior Management Incentive Plan of Reliance
                         Standard Life Insurance Company. (10)
                  10.2 - Amended and Restated Employee Nonqualified Stock
                         Option Plan of the Company. (Exhibit 4.2) (9)

         10.3  - The Delphi Capital Management, Inc. Pension Plan for Robert
                 Rosenkranz. (exhibit 10.4) (2)
         10.4  - Third Amended and Restated Credit Agreement dated as of
                 December 5, 1996, among the Company, the Lenders named
                 therein, The Bank of New York, NationsBank, N.A. (South) and
                 Fleet National Bank, as Co-Agents for the lenders, and Bank of
                 America National Trust and Savings Association, as
                 Administrative Agent for the lenders. (10)
         10.5  - Borrower Pledge Agreement, dated as of February 23, 1993, between the Company and Bank of America Illinois. (exhibit
                 10.6) (2)
         10.6  - Investment Consulting Agreement, dated as of November 10,
                 1988, between Rosenkranz, Inc. and the Company. (exhibit 10.8)
                 (3)
         10.7  - Investment Consulting Agreement, dated as of November 6,
                 1988, between Rosenkranz, Inc. and Reliance Standard Life
                 Insurance Company. (exhibit 10.9) (3)
         10.8  - Assumption Reinsurance Agreement, dated as of December 5,
                 1988, between John Alden Life Insurance Company and Reliance
                 Standard Life Insurance Company. (exhibit 10.11) (3)
         10.9  - Assignment and Marketing Agreement, dated as of November 1,
                 1988, between Reliance Standard Life Insurance Company and RSL
                 Marketing, Inc. (exhibit 10.14) (3)
         10.10 - Settlement Agreement and Release of February 1988 among
                 Insurers Service Corporation, Frank B. Hall & Co. Inc.,
                 Reliance Group Holdings Inc. and Safety National Casualty
                 Corporation, as supplemented and amended by letter agreement dated March 4, 1996. (exhibit 10.11) (8)
         10.11 - SIG Holdings, Inc. 1992 Long-Term Incentive Plan. (exhibit
                 10.12) (8)
         10.12 - Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein.
                 (exhibit 10.30) (9)
         10.13 - Reliance Standard Life Insurance Company Non-Qualified
                 Deferred Compensation Plan. (exhibit 10.14) (9)
         10.14 - Reliance Standard Life Insurance Company Supplemental
                 Executive Retirement Plan. (exhibit 10.15) (9)
         10.15 - Amended and Consolidated Surplus Debenture, in the amount of
                 $58,000,000, dated December 1, 1996, issued by Reliance
                 Standard Life Insurance Company of Texas to Delphi Financial
                 Group, Inc. (10)
         10.16 - Indemnity Coinsurance Agreement and Administrative Services
                 Agreement, dated as of October 3, 1994, between Reliance
                 Standard Life Insurance Company and Protective Life Insurance
                 Company. (exhibit 10.21) (7)
         10.17 - Indemnity Coinsurance Agreement, dated as of June 30, 1990, between Reliance Standard Life Insurance Company and John
                 Alden Life Insurance Company (with exhibit 1 thereto).
                 (exhibit (10.22) (1)
         10.18 - Indemnity Coinsurance Agreement, dated as of October 31,
                 1990, between Reliance Standard Life Insurance Company and
                 John Alden Life Insurance Company (with exhibit 1 thereto).
                 (exhibit 10.23) (1)
         10.19 - Indemnity Coinsurance Agreement, dated as of March 31, 1992, between Reliance Standard Life Insurance Company and
                 Washington National Life Insurance Company of New York (filed with the Trust Agreement dated as of April 27, 1992, between
                 Reliance Standard Life Insurance Company and Washington
                 National Life Insurance Company of New York). (exhibit 10.24)
                 (1)
         10.20 - Indemnity Coinsurance Agreement, dated as of December 31,
                 1992, between Reliance Standard Life Insurance Company and
                 Lamar Life Insurance Company. (exhibit 10.25) (1)
         10.21 - Employment Agreement, dated March 18, 1994, for Robert M.
                 Smith, Jr. (exhibit 10.31) (7)
         10.22 - Employment Agreement, dated December 22, 1995, for B.K.
                 Werner (10)
         10.23 - SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994
                 (8.5% Senior Secured Notes due 2003). (exhibit 10.25) (8)
         10.24 - Borrower Pledge Agreement, dated as of May 20, 1994, between
                 SIG Holdings, Inc., and the Chase Manhattan Bank, N.A., as
                 collateral agent. (exhibit 10.26) (8)
         10.25 - Subsidiary Pledge Agreement, dated as of March 5, 1996, between SIG Holdings, Inc. and Bank of America National Trust
                 and Savings Association, as Administrative Agent. (exhibit
                 10.27) (8)
         11.1  - Computation of Earnings per Share of Common Stock on Fully
                 Diluted Basis. (10)
         21.1  - List of Subsidiaries of the Company. (10)
         23.1  - Consent of Ernst & Young LLP. (10)
         24.1  - Powers of Attorney. (10)
         27      Financial Data Schedule (10)

(1) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-1 dated September 30, 1993 (Registration No. 33-65828).
(2) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1992.
(3) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).
(4) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1993.
(5) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-8 dated August 8, 1994 (Registration No. 33-82576).
(6) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-8 dated December 7, 1993 (Registration No. 33-72614).
(7) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1994.
(8) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1995.
(9) Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).
(10)     Filed herewith.


    (d) The following consolidated financial statement schedules of Delphi Financial Group, Inc. and subsidiaries are included under Item 8 and are presented beginning on page 47 of this Form 10-K:

        Schedule I          - Summary of Investments Other Than Investments in
                              Related Parties
        Schedule II         - Condensed Financial Information of Registrant
        Schedule IV         - Reinsurance
        Schedule VI         - Supplemental Information Concerning Property
                              -Casualty Operations

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Delphi Financial Group, Inc.

                                        By: /S/ ROBERT ROSENKRANZ
                                            -----------------------------------
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                     Capacity                   Date
----                                     --------                   ----

 /S/    ROBERT ROSENKRANZ         Chairman of the Board,        March 5, 1997
-------------------------------   President and Chief Executive
       (Robert Rosenkranz)        Officer (Principal Executive
                                  Officer)


                *                 Director                      March 5, 1997
-------------------------------
         (Edward A. Fox)

                *                 Director                      March 5, 1997
-------------------------------
      (Charles P. O'Brien)

                *                 Director                      March 5, 1997
-------------------------------
       (Lewis S. Ranieri)

                *                 Director                      March 5, 1997
-------------------------------
       (Thomas L. Rhodes)

 /S/    ROBERT M. SMITH, JR .     Director and                  March 5, 1997
-------------------------------   Vice President
     (Robert M. Smith, Jr.)

                *                 Director                      March 5, 1997
-------------------------------
      (Thomas A. Sullivan)

                *                 Director                      March 5, 1997
-------------------------------
          (B.K. Werner)

                *                 Vice President and Treasurer  March 5, 1997
-------------------------------   (Principal Accounting and
        (Jane R. Dunlap)          Financial Officer)




* BY:  /S/ ROBERT ROSENKRANZ
      -------------------------
           Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Income From
                                         Continuing                                Income From
                                         Operations                                Continuing        Net
                                       Before Interest  Income From                Operations     Income Per
                                          and Income    Continuing         Net     Per Common      Common
                            Revenues     Tax Expense    Operations       Income       Share         Share
                            --------     -----------    -----------      ------       -----         -----
1996:  First Quarter        $101,868       $19,217        $10,246       $ 9,875       $  .64       $  .61
       Second Quarter        120,731        24,509         13,333         7,103          .68          .36
       Third Quarter         128,730        27,625         14,512        14,512          .74          .74
       Fourth Quarter        136,003        28,268         15,763        15,763          .81          .81

1995:  First Quarter        $ 86,581       $ 9,338        $ 3,936       $ 3,497       $  .27       $  .24
       Second Quarter         96,483        19,061         10,192         9,788          .71          .68
       Third Quarter          92,293        16,665          8,709         8,312          .60          .57
       Fourth Quarter        103,361        19,105          9,905         8,867          .68          .61

1994:  First Quarter        $ 88,766       $10,539        $ 4,977       $ 4,977       $  .34       $  .34
       Second Quarter         93,234        12,490          6,200         6,200          .43          .43
       Third Quarter          93,302        19,231         10,454        10,454          .72          .72
       Fourth Quarter         89,999         7,634          4,313         4,187          .30          .29

Computations of earnings per share for each quarter are made independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings and losses during the year, the sum of quarterly earnings per share does not equal the earnings per share for the year.

The 1996 results reflect the inclusion of SIG from the date of the SIG Merger. Prior-period results per share have been restated to reflect the 20% stock dividend distributed on September 30, 1996. The Company discontinued its long-term care insurance business during 1996 (see Note O of the Notes to the Consolidated Financial Statements).

Reporting the results of operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of insurance reserves and the effective rate for federal income taxes. It is the Company's practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of these adjustments being reported in current operations. Only at year-end is the Company able to assess the accuracy of its previous quarterly estimates. The Company's fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        Page
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

   Report of Independent Auditors......................................................................  27

   Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994....................  28

   Consolidated Balance Sheets - December 31, 1996 and 1995 ...........................................  29

   Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994 .....  30

   Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.............................  31

   Notes to Consolidated Financial Statements..........................................................  32

The following Consolidated Financial Statement Schedules of Delphi Financial Group, Inc. and
   Subsidiaries are included under Item 14(d):

   Schedule I, Summary of Investments Other Than Investments in Related Parties........................  47

   Schedule II, Condensed Financial Information of Registrant..........................................  48

   Schedule IV, Reinsurance............................................................................  52

   Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations.............  53

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for investments.


                                             /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 10, 1997

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Year Ended December 31,
                                                                    ---------------------------------------
                                                                       1996           1995           1994
                                                                    ----------     ----------     ---------
Revenue:
   Insurance premiums and policyholder fees ...................     $ 335,233      $ 260,902      $ 248,512
   Net investment income ......................................       154,750        117,112        106,576
   Net realized investment (losses) gains .....................        (2,651)           704         10,213
                                                                    ---------      ---------      ---------
                                                                      487,332        378,718        365,301
                                                                    ---------      ---------      ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ....       280,620        241,165        242,637
   Commissions ................................................        24,550         21,304         21,684
   Amortization of cost of business acquired ..................        31,221         17,045         16,712
   Premium and other taxes, licenses and fees .................        11,575          9,611          8,680
   Other operating expenses ...................................        39,747         25,424         25,694
                                                                    ---------      ---------      ---------
                                                                      387,713        314,549        315,407
                                                                    ---------      ---------      ---------

      Income from continuing operations before
        interest and income tax expense .......................        99,619         64,169         49,894

Interest expense ..............................................        18,269         13,257         12,252
                                                                    ---------      ---------      ---------

      Income from continuing operations before
        income tax expense ....................................        81,350         50,912         37,642

Income tax expense ............................................        27,496         18,170         11,698
                                                                    ---------      ---------      ---------

      Income from continuing operations .......................        53,854         32,742         25,944

Discontinued operations, net of income tax benefit:
   Loss from operations .......................................          (765)        (2,278)          (126)
   Loss on disposal ...........................................        (5,836)            --             --
                                                                    ---------      ---------      ---------

      Net income..............................................      $  47,253      $  30,464      $  25,818
                                                                    =========      =========      =========

Results per share of common stock:
   Income from continuing operations..........................      $    2.88      $    2.25      $    1.79
   Discontinued operations, net of income tax benefit:
      Loss from operations ....................................         (0.04)         (0.15)         (0.01)
      Loss on disposal ........................................         (0.31)            --             --
                                                                    ---------      ---------      ---------
   Net income.................................................      $    2.53      $    2.10      $    1.78
                                                                    =========      =========      =========

   Weighted average shares outstanding (in thousands) .........        18,693         14,532         14,495

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                              December 31,
                                                                                      ----------------------------
                                                                                         1996              1995
                                                                                      -----------      -----------
ASSETS:
   Investments:
      Fixed maturity securities, available for sale ............................      $ 1,891,512      $ 1,554,283
      Cash and cash equivalents.................................................           89,711           16,685
      Other investments.........................................................          313,784          220,563
                                                                                      -----------      -----------
                                                                                        2,295,007        1,791,531
   Cost of business acquired....................................................           94,594           91,346
   Reinsurance receivables......................................................          214,529          183,077
   Other assets.................................................................          174,157          192,155
   Assets held in separate account..............................................           79,619           64,901
                                                                                      -----------      -----------
         Total assets...........................................................      $ 2,857,906      $ 2,323,010
                                                                                      ===========      ===========


LIABILITIES:
   Future policy benefits.......................................................      $   416,854      $   380,339
   Unpaid claims and claim expenses.............................................          509,720          118,370
   Policyholder account balances................................................          719,229          743,745
   Corporate debt...............................................................          231,004          134,611
   Advances from Federal Home Loan Bank.........................................          201,055          201,057
   Securities sold under agreements to repurchase...............................           50,170          202,495
   Other liabilities and policyholder funds.....................................          291,011          260,893
   Liabilities related to separate account......................................           71,898           58,685
                                                                                      -----------      -----------
                                                                                        2,490,941        2,100,195
                                                                                      -----------      -----------

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par; 10,000,000 shares authorized......................                -                -
   Class A Common Stock, $.01 par; 40,000,000 shares authorized;
      11,813,064 and 6,696,355 shares issued and outstanding, respectively......              118               67
   Class B Common Stock, $.01 par; 20,000,000 shares authorized;
      6,258,944 and 5,215,788 shares issued and outstanding, respectively.......               63               52
   Additional paid-in capital...................................................          240,203           87,734
   Net unrealized depreciation on investments...................................          (17,949)         (34,832)
   Retained earnings............................................................          144,530          172,136
   Treasury stock, at cost; 126,568 shares of Class A Common Stock..............                -           (2,342)
                                                                                      -----------      -----------
                                                                                          366,965          222,815
                                                                                      -----------      -----------
         Total liabilities and shareholders' equity.............................      $ 2,857,906      $ 2,323,010
                                                                                      ===========      ===========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                 Year Ended December 31,
                                          ------------------------------------------------------------------------
                                                   1996                    1995                      1994
                                          ---------------------    ---------------------     ---------------------
                                           Shares      Amounts      Shares      Amounts      Shares       Amounts
                                          --------    ---------    --------     --------     -------     ---------
CLASS A COMMON STOCK:
     Beginning balance.................      6,696    $      67       5,901     $     59       5,519     $      55
        Issuance of stock, exercise
           of stock options and
           conversion of shares........      3,303           33         795            8         382             4
        Stock dividend.................      1,941           19           -            -           -             -
        Retirement of Treasury Stock...       (127)          (1)          -            -           -             -
                                          --------    ---------    --------     --------     -------     ---------
     Ending balance ...................     11,813    $     118       6,696     $     67       5,901     $      59
                                          ========    =========    ========     ========     =======     =========
CLASS B COMMON STOCK:
     Beginning balance.................      5,216    $      52       5,866     $     59       5,914     $      59
        Conversion of shares...........          -            -        (650)          (7)        (48)            -
        Stock dividend.................      1,043           11           -            -           -             -
                                          --------    ---------    --------     --------     -------     ---------
     Ending balance ...................      6,259    $      63       5,216     $     52       5,866     $      59
                                          ========    =========    ========     ========     =======     =========
CLASS A TREASURY STOCK:
     Beginning balance.................        127    $  (2,342)          -     $      -           -     $       -
        Retirement of Treasury Stock...       (127)       2,342           -            -           -             -
        Receipt of Treasury Stock......          -            -         127       (2,342)          -             -
                                          --------    ---------    --------     --------     -------     ---------
     Ending balance ...................          -    $       -         127     $ (2,342)          -     $       -
                                          ========    =========    ========     ========     =======     =========
ADDITIONAL PAID-IN CAPITAL:
     Beginning balance.................               $  87,734                 $ 86,481                 $  82,993
        Issuance of stock and
            exercise of stock options..                  79,982                    1,253                     3,488
        Stock dividend.................                  74,579                        -                         -
        Retirement of Treasury Stock...                  (2,092)                       -                         -
                                                      ---------                 --------                 ---------
     Ending balance....................               $ 240,203                 $ 87,734                 $  86,481
                                                      =========                 ========                 =========
NET UNREALIZED (DEPRECIATION)
     APPRECIATION ON INVESTMENTS:
     Beginning balance.................               $ (34,832)                $(57,889)                $   2,007
        Change in net unrealized
           appreciation (depreciation).                  16,883                   23,057                   (74,973)
        Cumulative effect of change in
           accounting..................                       -                        -                    15,077
                                                      ---------                 --------                 ---------
     Ending balance....................               $ (17,949)                $(34,832)                $ (57,889)
                                                      =========                 ========                 =========
RETAINED EARNINGS:
     Beginning balance.................               $ 172,136                 $141,672                 $ 115,854
        Net income.....................                  47,253                   30,464                    25,818
        Stock dividend.................                 (74,610)                       -                         -
        Retirement of Treasury Stock...                    (249)                       -                         -
                                                      ---------                 --------                 ---------
     Ending balance....................               $ 144,530                 $172,136                 $ 141,672
                                                      =========                 ========                 =========

TOTAL SHAREHOLDERS' EQUITY                            $ 366,965                 $222,815                 $ 170,382
                                                      =========                 ========                 =========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                                        -----------------------------------------
                                                                            1996            1995           1994
                                                                        -----------      ---------      ---------
Operating activities:
   Net income .....................................................     $    47,253      $  30,464      $  25,818
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Change in future policy benefits, unpaid claims and claim
        expenses, reinsurance receivables and policyholder accounts          28,614          3,744         37,515
      Amortization, principally the cost of business acquired
        and investments ...........................................          26,978         19,099         14,754
      Deferred costs of business acquired .........................         (28,718)       (19,624)       (21,077)
      Net realized losses (gains) on investments ..................           2,651           (704)       (10,213)
      Net change in trading account securities ....................          (6,995)       (32,285)        (5,797)
      Other .......................................................          28,042         25,593          5,982
                                                                        -----------      ---------      ---------
        Net cash provided by operating activities .................          97,825         26,287         46,982
                                                                        -----------      ---------      ---------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made .....................      (1,420,940)      (332,147)      (120,744)
      Purchases of short-term investments .........................              --        (12,194)          (688)
      Sales of investments and receipts from repayment of loans ...       1,289,364        426,423        352,407
      Sales of short-term investments .............................           4,460          8,384         24,559
      Maturities of investments ...................................          35,722         44,806         39,249
      Net change in securities held under reverse
        repurchase agreements .....................................         156,558        179,631       (133,296)
   Securities held to maturity:
      Purchases of investments ....................................              --        (10,327)      (205,537)
      Maturities of investments ...................................              --         15,165          5,198
      Purchases of securities held under reverse
        repurchase agreements .....................................              --             --        (93,270)
   Cash acquired in SIG Merger, net of consideration paid .........          37,313             --             --
   Net payment to cede individual life business to reinsurer ......              --             --        (66,786)
   Change in deposit in separate account ..........................          (1,506)         1,077         10,213
                                                                        -----------      ---------      ---------
        Net cash provided (used) by investing activities ..........         100,971        320,818       (188,695)
                                                                        -----------      ---------      ---------

Financing activities:
   Deposits to policyholder accounts ..............................          59,460         13,580          9,972
   Withdrawals from policyholder accounts .........................         (78,435)      (172,876)      (168,228)
   Proceeds from issuance of common stock
      and exercise of stock options ...............................             530          1,254          3,492
   Borrowings under Credit Agreement ..............................          64,000             --         91,000
   Principal payments under Credit Agreement ......................         (14,000)       (25,000)       (91,000)
   Advances from Federal Home Loan Bank ...........................              --             --         50,000
   Change in amounts due to brokers and other
      short-term financing ........................................          (5,000)       (10,000)         5,000
   Change in liability under reverse repurchase agreements ........        (152,325)      (138,821)       149,209
                                                                        -----------      ---------      ---------
        Net cash (used) provided by financing activities ..........        (125,770)      (331,863)        49,445
                                                                        -----------      ---------      ---------
Increase (decrease) in cash and cash equivalents ..................          73,026         15,242        (92,268)
Cash and cash equivalents at beginning of year ....................          16,685          1,443         93,711
                                                                        -----------      ---------      ---------
   Cash and cash equivalents at end of year .......................     $    89,711      $  16,685      $   1,443
                                                                        ===========      =========      =========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC") and Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"). As of December 31, 1996, Rosenkranz & Company, through ownership of shares of DFG's Class B Common Stock, has a 26% equity interest in DFG on a fully diluted basis, which represents 68% of the combined voting power of DFG's common stock. In addition, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG and the beneficial owner of the corporate general partner of Rosenkranz & Company, holds an irrevocable proxy to vote or owns directly or beneficially additional shares of Class B Common Stock representing a 14% voting interest in the Company on a fully diluted basis as of December 31, 1996. DFG and its subsidiaries are herein collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.
Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

Nature of Operations. The Company is an insurance holding company engaged through its subsidiaries in offering a diverse portfolio of group employee benefit products including life, disability, excess workers' compensation and personal accident insurance. The Company also offers asset accumulation products, primarily annuities, to individuals and groups. The Company offers its insurance products in all fifty states and the District of Columbia. The Company's two product categories are group employee benefit products and asset accumulation products, which represented approximately 99% and 1%, respectively, of total insurance premiums and policyholder fees of $335.2 million for the year ended December 31, 1996 and 46% and 46%, respectively, of the Company's reserves and policyholder account balances of $1,645.8 million.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments. Fixed maturity securities principally include bonds and redeemable preferred stocks. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires companies to segregate their portfolios into three categories: (i) held to maturity, (ii) available for sale and (iii) trading. Securities held to maturity are carried at amortized cost. Securities available for sale are carried at fair value with changes in unrealized appreciation and depreciation charged directly to shareholders' equity. Trading securities are carried at fair value with changes in unrealized appreciation or depreciation charged to earnings. The cumulative effect of adopting SFAS No. 115 was an increase to shareholders' equity of $15.1 million, net of deferred income taxes of $8.1 million and a reduction of cost of business acquired of $2.7 million. There was no effect on net income as a result of the adoption of SFAS No. 115. For the years ended December 31, 1996, 1995 and 1994, respectively, the change in net unrealized appreciation (depreciation) related to available for sale securities which were marked-to-market pursuant to SFAS No. 115 was $16.9 million, $23.0 million and $(73.3) million, net of deferred income tax expense (benefit) of $9.1 million, $12.4 million and $(39.4) million and a decrease (increase) in cost of business acquired of $1.6 million, $21.4 million and $(28.4) million.

As of June 30, 1995, fixed maturity securities with an amortized cost of $450.3 million and a fair value of $422.7 million were transferred to the available for sale category from the held to maturity category. Shareholders' equity was reduced by net unrealized depreciation of $15.3 million, net of a deferred tax benefit of $8.3 million and an increase in cost of business acquired of $4.0 million, related to the transferred securities. This transfer was made in anticipation of future reductions of mortgage-backed securities in response to concerns of rating agencies and insurance regulators regarding mortgage-backed securities based upon unfavorable publicity about this category of securities and, in particular, their higher risk classes. Although the Company's mortgage-backed securities portfolio emphasizes the more predictable payment classes, the Company has reduced its mortgage-backed securities holdings as a result of such concerns.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Other investments consist primarily of trading account securities, balances with independent investment managers and equity securities. Trading account securities include bonds, common stocks and preferred stocks and are carried at fair value with any changes in fair value included in net investment income. Interest income, dividend income and realized gains and losses from trading account securities are also included in net investment income. Balances with independent investment managers principally represent investments in limited partnerships and are reflected on the equity method, with earnings included in net investment income. Equity securities are stated at fair value, with unrealized appreciation or depreciation charged to shareholders' equity.

Net realized investment gains and losses, determined under the specific identification method, are included in income. Declines in fair value of investments which are considered to be other than temporary are reported as realized losses.

Cost of Business Acquired. Costs relating to the acquisition of new business, such as commissions and policy issue costs, are deferred when incurred. For certain asset accumulation products, these costs are amortized in relation to the incidence of expected gross profits over the life of the policies and products. Deferred acquisition costs for life, accident and health and excess workers' compensation insurance policies are amortized over the premium-paying period or the expected life of the related policies. The present value of estimated future profits, which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is amortized in relation to premium income on life and health lines of business and gross profits on annuity business. The amortization of cost of business acquired was accelerated by $4.8 million before taxes in 1996, primarily due to better than anticipated investment results. The effect of the accelerated amortization was to decrease net income by $3.1 million, or $0.17 per share, for the year ended December 31, 1996. The amortization of cost of business acquired was decelerated by $2.1 million before taxes in 1994, primarily due to a decrease in investment income earned on asset accumulation business. The effect of the decelerated amortization was to increase net income by $1.4 million, or $0.09 per share, for the year ended December 31, 1994.

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The excess of separate account assets over the related liabilities represents the Company's deposit in the separate account which is maintained to support the operation of the separate account program. The Company receives a proportionate share of the income or loss earned by the assets of the separate account, which it generally reinvests in the separate account.

Future Policy Benefits. The liabilities for future policy benefits for traditional nonparticipating business, excluding annuity business, have been computed using a net level method. Mortality, withdrawals and other assumptions are based either on the Company's past experience or various actuarial tables, modified as necessary for possible variations. Changes in these assumptions could result in changes in these liabilities.

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, and any resulting adjustments are reflected in earnings currently. Reserves with a carrying value of $563.6 million have been discounted at rates ranging from 3.7% to 7.0%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the policyholder's accumulated value at any point in time.

Income Taxes. RSLIC-Texas and RSLIC are taxed as life insurance companies and file a consolidated federal tax return. FRSLIC does not qualify as a life insurance company for federal income tax purposes and files a separate federal tax return. DFG, SNCC and the non-insurance subsidiaries of the Company file as a separate subgroup. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company's federal income tax returns.

Insurance Premiums and Policyholder Fees. The Company's group insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period. The liabilities for unearned premiums, included in other liabilities and policyholder funds, represent the portion of the premiums written which applies to the unexpired terms of the policies in force. Revenues from certain asset accumulation products consist of policy charges for the cost of insurance, policy administration and surrender fees. Deposits for asset accumulation products are not recorded as premiums; instead the account balance is recorded as a liability, since these products generally do not involve mortality or morbidity risk.

Earnings Per Share. Earnings per share is computed by dividing net income available for common shareholders by the weighted average number of shares outstanding for the applicable period, adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents include common stock options and deferred shares.

Statements of Cash Flows. For purposes of the Statements of Cash Flows, the Company defines cash equivalents as highly liquid debt instruments purchased with maturities of three months or less. In 1995, the Company received 126,568 shares of the Company's Class A Common Stock with an aggregate market value of $2.3 million in exchange for liquidating its entire limited partnership interest in RSL Partners, L.P., a limited partnership whose primary asset is a limited partnership interest in Rosenkranz & Company. This treasury stock was retired in 1996.

NOTE B - MERGER

On March 5, 1996, SIG Holdings, Inc. ("SIG") was merged into the Company (the "SIG Merger") for consideration of approximately $131.9 million consisting of $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 5.2 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger (the "SIG Options"), plus additional contingent consideration of up to $20.0 million. The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998, or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three-year period or $104.4 million for the four-year period. The Company also assumed $45.0 million of SIG's corporate debt. SIG, through its subsidiary SNCC, is a provider of excess workers' compensation insurance products to the self-insured market. As of March 5, 1996, SIG had total assets of $572.5 million, and shareholders' equity was $96.8 million. The SIG Merger was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger. Goodwill recorded in connection with the SIG Merger is being amortized on a straight-line basis over 40 years.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE B - MERGER - (CONTINUED)

The unaudited pro forma operating results, which assume the SIG Merger had occurred at the beginning of each period, are as follows: total revenue of $505.6 million and $487.2 million, which includes realized investment (losses) gains of $(2.7) million, or $(0.09) per share after taxes, and $3.3 million, or $0.11 per share after taxes, income from continuing operations of $56.3 million and $50.7 million and earnings per share from continuing operations of $2.84 and $2.57 for the years ended December 31, 1996 and 1995, respectively. Unaudited pro forma net income, after losses from discontinued operations of $6.6 million, or $0.33 per share, and $2.3 million, or $0.11 per share, would be $49.7 million, or $2.51 per share, and $48.4 million, or $2.46 per share, for the years ended December 31, 1996 and 1995, respectively. In preparing the unaudited pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 19.8 million and 19.7 million for the years ended December 31, 1996 and 1995, respectively, used in calculating the unaudited pro forma per share data assume that all of the outstanding SIG Options were exercised at the beginning of each period. The unaudited pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the respective dates indicated and should not be construed as representative of future operating results.

NOTE C - INVESTMENTS IN SECURITIES

The amortized cost and fair value of investments in fixed maturity securities are as follows:

                                                                              December 31, 1996
                                                        ----------------------------------------------------------
                                                                            Gross         Gross
                                                          Amortized      Unrealized     Unrealized        Fair
                                                            Cost            Gains         Losses          Value
                                                        ------------     ----------     ----------     -----------
                                                                            (dollars in thousands)
Available for sale:
   Mortgage-backed securities........................   $    819,353     $    2,419     $  (46,805)    $   774,967
   Corporate securities..............................        127,154          4,749         (2,865)        129,038
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................        678,541          7,060         (2,971)        682,630
   Obligations of U.S. states, municipalities and
      political subdivisions.........................        222,867          3,487         (8,262)        218,092
   Securities held under reverse repurchase agreements        57,183              -         (2,666)         54,517
   Other fixed maturity securities...................         31,151          1,196            (79)         32,268
                                                        ------------     ----------     ----------     -----------
      Total fixed maturity securities................   $  1,936,249     $   18,911     $  (63,648)    $ 1,891,512
                                                        ============     ==========     ==========     ===========

                                                                             December 31, 1995
                                                        ----------------------------------------------------------
                                                                            Gross         Gross
                                                           Amortized     Unrealized     Unrealized        Fair
                                                             Cost           Gains         Losses          Value
                                                        ------------     ----------     ----------     -----------
                                                                           (dollars in thousands)
Available for sale:
   Mortgage-backed securities........................   $    973,051     $    9,835     $  (56,234)    $   926,652
   Corporate securities..............................        134,991          1,246           (177)        136,060
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................        167,823          4,099           (533)        171,389
   Obligations of U.S. states, municipalities and
      political subdivisions.........................         74,365            210        (14,710)         59,865
   Securities held under reverse repurchase agreements       214,089            864         (2,929)        212,024
   Other fixed maturity securities...................         48,385             32           (124)         48,293
                                                        ------------     ----------     ----------     -----------
      Total fixed maturity securities................   $  1,612,704     $   16,286     $  (74,707)    $ 1,554,283
                                                        ============     ==========     ==========     ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE C - INVESTMENTS IN SECURITIES - (CONTINUED)

The amortized cost and fair value of fixed maturity securities at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                       Amortized        Fair
                                                          Cost          Value
                                                     -----------     -----------
                                                        (dollars in thousands)
Available for sale:
    Mortgage-backed securities                       $   866,607     $   819,801
    Other securities:
       Less than one year                                 84,852          84,949
       Greater than 1, up to 5 years                     365,824         367,087
       Greater than 5, up to 10 years                    152,467         151,986
       Greater than 10 years                             466,499         467,689
                                                     -----------     -----------
          Total                                      $ 1,936,249     $ 1,891,512
                                                     ===========     ===========

Net investment income was attributable to the following:

                                                 Year Ended December 31,
                                       -----------------------------------------
                                          1996            1995           1994
                                       ----------     ----------      ----------
                                                  (dollars in thousands)
Gross investment income:
   Fixed maturity securities......     $  116,170     $   91,277      $  114,881
   Other..........................         55,018         37,404           3,654
                                       ----------     ----------      ----------
                                          171,188        128,681         118,535
      Less: Investment expenses...         16,438         11,569          11,959
                                       ----------     ----------      ----------
                                       $  154,750     $  117,112      $  106,576
                                       ==========     ==========      ==========

As of December 31, 1996 and 1995, investments with a fair value of $6.4 million and $3.8 million, respectively, had not been meeting contractual obligations for at least one year.

Net realized investment (losses) gains arose from the following:

                                                 Year Ended December 31,
                                       -----------------------------------------
                                          1996            1995           1994
                                       ----------     ----------      ----------
                                                 (dollars in thousands)

Fixed maturity securities...........   $   (5,947)    $     (401)     $    9,048
Other investments...................        3,296          1,105           1,165
                                       ----------     ----------      ----------
                                       $   (2,651)    $      704      $   10,213
                                       ==========     ==========      ==========

Proceeds from sales of investments in fixed maturity securities during 1996, 1995 and 1994 were $1,114.9 million, $338.8 million and $102.5 million, respectively. Gross gains of $17.1 million, $13.8 million and $8.2 million and gross losses of $21.7 million, $13.7 million and $1.8 million, respectively, were realized on those sales during the years ended December 31, 1996, 1995 and 1994, respectively. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities financed under reverse repurchase agreements or of securities classified as trading account securities.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE C - INVESTMENTS IN SECURITIES - (CONTINUED)

The change in net unrealized appreciation (depreciation) in fair value was as follows:

                                               Year Ended December 31,
                                     -----------------------------------------
                                         1996           1995           1994
                                     -------------  -------------  -----------
                                               (dollars in thousands)

   Fixed maturity securities....     $   13,684     $  126,482      $ (207,116)
   Equity securities............         10,756          2,307          (2,763)
   Trading account securities...          5,365         10,779          (3,014)

Bonds and short-term investments with amortized costs of $25.2 million and $10.8 million at December 31, 1996 and 1995, respectively, are on deposit with various states' insurance departments in compliance with statutory regulations. Additionally, certain assets of the Company were restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $153.4 million and $178.8 million at December 31, 1996 and 1995, respectively.

Other investments at December 31, 1996 and 1995 principally include trading account securities of $115.4 million and $126.9 million, balances with independent investment managers of $110.6 million and $58.3 million and equity securities of $74.0 million and $27.9 million, respectively.

Summarized aggregate unaudited financial information for the entities in which the balances with independent investment managers have been invested is shown below:

                                                        December 31,
                                              --------------------------------
                                                  1996                1995
                                              ------------       -------------
                                                   (dollars in thousands)
Assets.....................................   $ 11,830,750       $  10,917,941
                                              ============       =============

Liabilities ...............................   $  6,832,777       $   6,740,452
Partners' capital..........................      4,997,973           4,177,489
                                              ------------       -------------
Total liabilities and partners' capital....   $ 11,830,750       $  10,917,941
                                              ============       =============

Net income.................................   $    882,429       $     795,093
                                              ============       =============

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Derivatives held to hedge investment risks. The Company's mortgage-backed securities portfolio subjects the Company to a degree of interest rate risk, including prepayment and extension risk. Market prices of mortgage-backed securities decline in an environment of increasing interest rates in a manner similar to that of U.S. Treasury securities. Therefore, in order to reduce the extent of this interest rate risk, the Company entered into short U.S. Treasury futures contracts, the value of which will rise in such an environment. Since the Company has taken a short position in these contracts, as the value of the contract's underlying U.S. Treasury securities decrease or increase, the Company recognizes a gain or a loss. These contracts reduce the Company's interest rate risk, thereby effectively shortening the duration of the Company's mortgage-backed securities portfolio from 5.6 years to 4.9 years at December 31, 1996, in line with the duration of the Company's interest sensitive liabilities. Without the hedge, the duration of the mortgage-backed securities portfolio would increase

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - (CONTINUED)

during periods of increasing interest rates because fewer prepayments occur. Conversely, the duration would decrease during periods of decreasing interest rates because more prepayments would occur. Because these futures contracts reduce the Company's exposure to the interest rate risk of the mortgage-backed securities, they qualify as a hedge for accounting purposes. Realized losses on closed futures contracts totaling $23.9 million and unrealized gains on open futures contracts totaling $1.4 million at December 31, 1996 have been deferred and will be amortized into investment income over the expected lives of the mortgage-backed securities. If the securities being hedged are sold or otherwise disposed of, the related realized gain or loss would be computed based upon the difference between the adjusted amortized cost of the security and the proceeds received. At December 31, 1996 and 1995, the Company had 880 and 2,354 outstanding short U.S. Treasury futures contracts hedging the Company's mortgage-backed securities portfolio with fair values of $110.0 million and $308.0 million and notional values of $102.0 million and $275.4 million, respectively.

The Company invests in securities issued by trusts comprised of municipal bonds rated "Aa" and above, which pay varying streams of principal and interest to the security holder depending upon certain conditions, including the interest rate environment. These municipal securities, similar to other fixed maturity securities, are subject to interest rate risk. In order to reduce the extent of this interest rate risk, the Company entered into short U.S. Treasury futures contracts. Because these futures contracts reduce the Company's exposure to the interest rate risk of the municipal securities, they qualify as a hedge for accounting purposes. Realized losses on closed contracts totaling $4.9 million and unrealized gains on open futures contracts totaling $1.8 million at December 31, 1996 have been deferred and will be amortized into investment income over the expected term of the municipal securities. If the securities being hedged are sold or otherwise disposed of, the related realized gain or loss would be computed based upon the difference between the adjusted amortized cost of the security and the proceeds received. At December 31, 1996 and 1995, the Company had 760 and 1,222 outstanding short U.S. Treasury futures contracts hedging the Company's municipal securities portfolio with fair values of $85.6 million and $148.4 million and notional values of $76.0 million and $122.2 million, respectively.

Concentrations of credit risk. As of December 31, 1996 and 1995, approximately 36% and 63%, respectively, of the Company's total invested assets were comprised of mortgage-backed securities. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $104.2 million and $121.8 million at December 31, 1996 and 1995, respectively. Trading account securities include additional non-investment grade securities with fair values of $52.9 million and $68.0 million at December 31, 1996 and 1995, respectively. In the aggregate, non-investment grade securities constituted 7% and 11% of total invested assets at December 31, 1996 and 1995, respectively. At December 31, 1996, the Company had no material off-balance-sheet exposure to credit risk associated with counterparty nonperformance on futures contracts.

The Company's only significant non-investment assets subject to credit risk are its reinsurance receivables. To reduce its exposure to significant losses from reinsurer insolvency, the Company monitors the financial condition of its reinsurers, including, among other things, reviewing the companies' ratings by A.M. Best Company ("A.M. Best"). Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades. The receivable from the Company's largest reinsurer at December 31, 1996 was $132.5 million, or 62% of total reinsurance receivables. This reinsurer is rated "A+" (Superior) by A.M. Best.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE E - ACCIDENT AND HEALTH AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending accident and health and casualty future policy benefits and unpaid claims and claim expenses:

                                                                               For the Year Ended December 31,
                                                                         ----------------------------------------
                                                                            1996           1995           1994
                                                                         ----------     ----------      ---------
                                                                                    (dollars in thousands)
Balance at beginning of year, net of reinsurance..................       $  245,323     $  219,405      $ 195,083
SNCC reserves at merger, net of reinsurance.......................          356,370              -              -
Add:
   Provisions for claims and claim expenses incurred in the
      current year, net of reinsurance............................          133,111         98,804         87,247
   Decrease in estimated claims and claim expenses incurred
      in prior years, net of reinsurance..........................           (3,461)        (1,441)        (1,537)
                                                                         ----------     ----------      ---------
   Incurred claims and claim expenses during the current
      year, net of reinsurance....................................          129,650         97,363         85,710
                                                                         ----------     ----------      ---------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year................................................           23,870         20,586         17,096
      Prior year..................................................           76,988         50,859         44,292
                                                                         ----------     ----------      ---------
                                                                            100,858         71,445         61,388
                                                                         ----------     ----------      ---------
Balance at end of year, net of reinsurance........................          630,485        245,323        219,405
Reinsurance receivables at end of year............................           66,172         41,840         34,475
                                                                         ----------     ----------      ---------
Balance at end of year, gross of reinsurance......................       $  696,657     $  287,163      $ 253,880
                                                                         ==========     ==========      =========

NOTE F - CORPORATE DEBT

The Company has outstanding borrowings pursuant to a Credit Agreement with Bank of America National Trust and Savings Association and a group of lenders named therein (the "Credit Agreement") which permits it to borrow up to $200.0 million under a revolving loan arrangement. The amount of the outstanding borrowings was $100.0 million and $50.0 million at December 31, 1996 and 1995, respectively. Of the unused portion of the facility, $54.0 million is restricted for use in, among other things, acquisitions or the redemption of the SIG Senior Notes (as defined herein). The borrowings under the Credit Agreement accrue interest at a floating rate which is indexed to various published interest indices. In addition to interest on the outstanding borrowings, a non-use fee is charged on the remaining unused commitment. The maximum amount of borrowings available under the Credit Agreement will be reduced to the following amounts in October of each year: 1999 - $180.0 million, 2000 - $150.0 million, 2001 - $110.0 million and 2002 - $60.0 million. The final maturity of the Credit Agreement is on April 1, 2003. The debt is secured by a security interest in all of the common stock and the surplus debenture of RSLIC-Texas, the issued and outstanding common stock of substantially all of the Company's noninsurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of borrowing. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend limitations. As of December 31, 1996, the Company was in compliance in all material respects with all restrictions and covenants in the Credit Agreement.

In 1993, the Company issued $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes"). The Senior Notes are not redeemable prior to maturity nor entitled to any sinking fund. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holder at 101% of the principal amount thereof, plus accrued and

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE F - CORPORATE DEBT - (CONTINUED)

unpaid interest. The Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The terms of the indenture pursuant to which the Senior Notes were issued contain certain covenants and restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 1996, the Company was in compliance in all material respects with the terms of the indenture.

In conjunction with the SIG Merger, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"). The SIG Senior Notes mature in $9.0 million annual installments beginning in May 1999 and are collateralized by all of the common stock of SNCC. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions which set forth, among others, minimum statutory requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 1996, SIG was in compliance in all material respects with the terms of the note agreement.

Interest paid during the years ended December 31, 1996, 1995 and 1994 totaled $17.2 million, $12.8 million and $11.2 million, respectively.

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company maintains an investment program in which securities have been financed using advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). As of December 31, 1996 and 1995, advances from the FHLB, including accrued interest, totaled $201.1 million. Interest expense on the advances is included as an offset to investment income on the financed securities. For the years ended December 31, 1996 and 1995, the average advances outstanding were $200.0 million and the average interest rate was 6.2%. The advances had a weighted average term of 3.8 years at December 31, 1996 and were collateralized by mortgage-backed securities with a fair value of $245.3 million.

NOTE H - INCOME TAXES

Federal income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income from continuing operations before federal income taxes as follows:

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1996            1995           1994
                                                                         ----------     ----------      ----------
                                                                                  (dollars in thousands)
   Federal income tax at statutory rate ..........................       $   28,473     $   17,819      $   13,175
   Dividends received deduction and tax-exempt income.............           (2,747)        (1,274)           (658)
   Tax recovery related to assumption of debt.....................                -              -            (819)
   Other..........................................................            1,770          1,625               -
                                                                         ----------     ----------      ----------
                                                                         $   27,496     $   18,170      $   11,698
                                                                         ==========     ==========      ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE H - INCOME TAXES - (CONTINUED)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability (asset) are as follows:

                                                                           December 31,
                                                                   --------------------------
                                                                       1996           1995
                                                                   ----------      ----------
                                                                     (dollars in thousands)
Cost of business acquired.......................................   $   25,152      $   25,429
Investments.....................................................       30,882          32,425
Future policy benefits and unpaid claims and claim expenses.....        8,846               -
Other...........................................................          951           2,066
                                                                   ----------      ----------
    Gross deferred tax liabilities..............................       65,831          59,920
                                                                   ----------      ----------
Future policy benefits and unpaid claims and claim expenses.....       (8,246)         (3,848)
Investments.....................................................      (13,169)        (22,445)
Other liabilities...............................................      (18,423)              -
Net operating loss carryforwards................................          (65)         (7,971)
Other...........................................................       (1,710)         (2,709)
                                                                   ----------      ----------
    Gross deferred tax assets...................................      (41,613)        (36,973)
                                                                   ----------      ----------
    Net deferred tax liability..................................   $   24,218      $   22,947
                                                                   ==========      ==========
Deferred tax expense ...........................................   $    3,537      $   26,066
                                                                   ==========      ==========

Current tax expense (benefit), current tax liability (recoverable) and income taxes paid are as follows:

                                                                                     As of or for the Year Ended
                                                                                             December 31,
                                                                             -----------------------------------------
                                                                                 1996          1995            1994
                                                                             ----------     ----------      ----------
                                                                                        (dollars in thousands)
Current tax expense (benefit) ....................................           $   23,959     $   (9,123)     $    7,171
Current tax liability (recoverable) ..............................                  272        (16,419)            298
Income taxes paid (net of refunds of $12,465, $783 and $819, respectively)        4,887          7,589           6,596

All of the Company's current and deferred income tax expense is due to federal income taxes as opposed to state income taxes. At December 31, 1996, the Company had available minimum tax credits of $1.2 million for tax purposes.

NOTE I - PRESENT VALUE OF FUTURE PROFITS

In connection with the acquisition of RSLIC and FRSLIC in 1987, the Company recorded the present value of the estimated future profits of the business acquired ("PVFP"). This PVFP, which is included in cost of business acquired on the consolidated balance sheet, relates to all of the business acquired, including group life and disability insurance, annuities and individual life insurance. The PVFP related to the annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Changes in the estimates of future gross profits are accounted for prospectively as adjustments to amortization and are included as amortization in the table below. Amortization of PVFP for group life and disability insurance is at the discount rate established at the time of the acquisition of RSLIC.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE I - PRESENT VALUE OF FUTURE PROFITS - (CONTINUED)

A summary of the activity related to the PVFP asset, which is included in the cost of business acquired balance, is shown below:

                                                                       For the Year Ended December 31,
                                                                  -----------------------------------------
                                                                     1996            1995           1994
                                                                  ----------     -----------     ----------
                                                                            (dollars in thousands)
Balance at beginning of year..................................    $   26,898     $   29,404      $   34,324
    Interest accrued..........................................           639            522             433
    Write-off related to reinsurance of individual business...             -              -          (1,715)
    Amortization..............................................        (3,884)        (3,028)         (3,638)
                                                                  ----------     -----------     ----------
Balance at end of year........................................    $   23,653     $   26,898      $   29,404
                                                                  ==========     ==========      ==========

An estimate of the percentage of the December 31, 1996 PVFP balance to be amortized over each of the next five years is as follows: 1997 - 12%, 1998 - 11%, 1999 -10%, 2000 - 10% and 2001 - 9%.

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below using a summarized version of the Company's assets and liabilities at December 31, 1996 and 1995. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                                December 31,
                                                        ----------------------------------------------------------
                                                                    1996                          1995
                                                        -----------------------------  ---------------------------
                                                          Carrying          Fair        Carrying          Fair
                                                            Value           Value         Value           Value
                                                        ------------    -------------  -----------     -----------
                                                                          (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale.       $  1,891,512    $ 1,891,512    $ 1,554,283     $ 1,554,283
   Cash and cash equivalents.....................             89,711         89,711         16,685          16,685
   Other investments.............................            313,784        313,784        220,563         220,563
   Assets held in separate account...............             79,619         79,619         64,901          64,901

Liabilities:
   Policyholder account balances:
      Annuities .................................            665,245        658,840        672,144         672,859
      GICs.......................................              1,046          1,055         18,997          19,280
   Corporate debt................................            231,004        231,588        134,611         133,300
   Advances from Federal Home Loan Bank..........            201,055        205,754        201,057         210,135
   Securities sold under agreements to repurchase             50,170         50,170        202,495         202,495
   Liabilities related to separate account.......             71,898         71,898         58,685          58,685

Fair values disclosed in the table above have been determined as follows:

The fair values for fixed maturity securities have been obtained from broker-dealers and from nationally recognized statistical rating organizations. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities are equal to fair value.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $33.2 million and $35.7 million at December 31, 1996 and 1995, respectively. Fair values for annuity liabilities were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values. Fair value for the GIC liabilities represents the present value of future cash flows discounted at current interest crediting rates.

The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays a variable rate of interest on the debt which reflects changed market conditions since the time the terms were negotiated. The fair values of the Senior Notes and the SIG Senior Notes are based on the expected cash flows discounted to net present value. The fair values for advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date. The fair value of the liability for securities sold under agreements to repurchase approximates carrying value as the liability is very short-term in nature, with amounts normally due in one month or less.

NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The Company's holders of Class A and Class B Common Stock are entitled to one vote and ten votes per share, respectively. On August 30, 1996, the Company's Board of Directors declared a 20% stock dividend distributed on September 30, 1996 to stockholders of record on September 16, 1996. Results per share and applicable share amounts for prior periods have been restated to reflect the stock dividend.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $180.3 million and $163.7 million at December 31, 1996 and 1995, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries, after interest expense of $6.6 million, $8.4 million and $8.8 million, respectively, on the surplus debenture payable to DFG, was $19.9 million, $28.2 million and $36.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's casualty insurance subsidiary, which was acquired as a result of the SIG Merger, had statutory capital and surplus of $139.8 million at December 31, 1996 and statutory net income of $23.5 million for the year ended December 31, 1996. Payment of shareholder dividends is regulated by insurance laws. Dividends are permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $37.2 million during 1997 without prior regulatory approval.

NOTE L - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company's insurance subsidiaries are defendants in litigation principally involving insurance company policy claims and agent disputes, including compensatory and punitive damages. In the opinion of management, the ultimate disposition of such litigation will not have a material adverse effect upon the Company's financial condition, liquidity or future results of operations.

NOTE M - STOCK OPTIONS

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans because the alternative fair value approach provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans because the exercise price of the options granted equaled the market price of the underlying stock on the date of grant.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE M - STOCK OPTIONS - (CONTINUED)

The Company's employee stock option plan provides for the granting of options to key employees to purchase shares of the Company's Class A Common Stock (the "Employee Option Plan"). Under the terms of the Employee Option Plan, a total of 1,980,000 shares of Class A Common Stock have been reserved for issuance under the plan. The exercise price for options granted under this plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under the Employee Option Plan expire at various dates between 1997 and 2006. As of December 31, 1996, 625,033 options are remaining to be granted under the Employee Option Plan.

The Company also has a stock option plan for the outside directors of the Company (the "Directors Option Plan"). Under the Directors Option Plan, a maximum of 60,000 shares of Class A Common Stock will be issuable upon the exercise of options. The exercise price for options granted under this plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The stock options granted under the Directors Option Plan expire at various dates between 2004 and 2006 and vest in five equal annual installments, commencing on the first anniversary date of the grant. As of December 31, 1996, 31,200 options are remaining to be granted under the Directors Option Plan.

In 1996, the Stock Option and Compensation Committee of the Company's Board of Directors approved a long-term performance-based incentive plan for the Company's chief executive officer (the "Performance Plan"), which provides for the award of up to 288,000 shares or options for shares of the Company's Class A Common Stock (72,000 restricted or deferred shares and options to purchase 216,000 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares do not vest until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. For the year ended December 31, 1996, 72,000 deferred shares and 216,000 options have been earned under the Performance Plan. The Performance Plan, and the 1996 awards thereunder, are subject to approval by the Company's stockholders at the Company's 1997 Annual Meeting. The Company recognized $2.1 million of compensation expense for the year ended December 31, 1996 related to the deferred shares.

Activity with respect to the options granted under the above plans for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                                     Year Ended December 31,
                                               --------------------------------------------------------------------
                                                      1996                     1995                    1994
                                               --------------------   ---------------------    --------------------
                                                           Weighted                Weighted                Weighted
                                               Number      Average     Number      Average     Number      Average
                                                 of        Exercise      of        Exercise      of        Exercise
                                               Options      Price      Options      Price      Options      Price
                                             ---------     --------   ----------   --------    --------   ---------
Options outstanding - beginning of year...     677,144     $ 6.25       735,524    $ 5.11       937,717    $  3.77
Options granted...........................     274,400      30.38        88,200     14.74       134,714      14.03
Options forfeited.........................           -          -        (3,900)    14.79             -          -
Options exercised.........................     (18,019)      2.26      (142,680)     5.48      (336,907)      4.94
                                             ---------                ---------               ---------
Options outstanding - end of year.........     933,525      13.42       677,144      6.25       735,524       5.11
                                             =========                =========               =========

Exercisable options - end of year.........     550,757       4.76       515,933      3.70       623,410       3.51

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE M - STOCK OPTIONS - (CONTINUED)

The weighted average grant-date fair value of options granted during 1996 and 1995 was $15.18 and $5.17, respectively. As of December 31, 1996, the weighted average remaining contractual life of options under the above option plans by range of exercise price was as follows: 428,111 options outstanding and exercisable with an exercise price of $2.26 have a contractual life of 0.9 years, 12,000 options outstanding and exercisable with an exercise price of $7.61 have a contractual life of 5.5 years, 219,014 options outstanding, of which 110,646 are exercisable, with exercise prices ranging from $13.96 to $15.00 (weighted average exercise price of $14.30) have a weighted average contractual life of 8.0 years and 274,400 options, of which none are exercisable with exercise prices ranging from $23.96 to $31.13 (weighted average exercise price of $30.38) have a contractual life of 10.0 years.

In connection with the SIG Merger, the Company assumed 7,197,260 SIG Options. Upon the exercise of the SIG Options, the holder is entitled to receive (i)
 .1056 of a share of Class A Common Stock for each SIG Option; plus (ii) an additional number of shares of Class A Common Stock equal to (a) $1.58 multiplied by the number of SIG Options being exercised increased from time to time by an interest component (the 90-day U.S. Treasury Bill rate) from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. Pursuant to the terms of the SIG Merger, the exercise price of $0.02 per SIG Option remained the same. The SIG Options were granted annually from 1992 to 1996 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. From March 5, 1996, the date of the SIG Merger, to December 31, 1996, 1,435,766 SIG Options were exercised for 246,300 shares of Class A Common Stock and 72,601 SIG Options were forfeited. As of December 31, 1996, 5,688,893 SIG Options, equivalent to 924,621 shares of Class A Common Stock at that date, with a weighted average contractual life of 9.8 years, were outstanding and 141,559 SIG Options, equivalent to 23,008 shares of Class A Common Stock at that date, were exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995: risk-free interest rates ranging from 5.2% to 6.4%, volatility factor of the expected market price of the Company's common stock of .26, expected life of the options ranging from five to ten years and dividend yields of 0%. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different than traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Had the provisions of SFAS No. 123 been adopted, the Company's pro forma information for the years ended December 31, 1996 and 1995 would be as follows: net income of $44.7 million and $30.4 million and earnings per share of $2.39 and $2.10, respectively. This information may not be representative of the effects on pro forma net income in future years.

NOTE N - REINSURANCE

The Company assumes and cedes reinsurance on both a coinsurance and a risk premium basis. The Company obtains reinsurance for amounts above certain retention limits which vary with age, plan of insurance and underwriting classification. Amounts of standard risks in excess of those limits are reinsured. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                DECEMBER 31, 1996

NOTE N - REINSURANCE - (CONTINUED)

The Company, through RSLIC, entered into a transaction effective July 1, 1994 to cede, through a 100% indemnity coinsurance agreement, its in-force block of individual life insurance policies to Protective Life Insurance Company. This transaction did not include the Company's variable universal life insurance product. All premiums earned and losses incurred by the Company on these products after July 1, 1994 have been ceded to the reinsurer pursuant to the terms of the agreement. The balance sheet reflects future policy benefits and policyholder account balances (which were $89.9 million and $42.6 million, respectively, at December 31, 1996) offset by equivalent receivables from the reinsurer reflected as assets.

A summary of reinsurance activity follows:

                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                     1996            1995           1994
                                                  ----------     ----------      ----------
                                                            (dollars in thousands)
Premium income assumed.........................   $   62,626     $   49,850      $   42,904
Premium income ceded...........................       61,516         57,507          51,012
Benefits, claims, and interest credited ceded..       63,525         48,206          46,483

NOTE O - SIGNIFICANT INVESTMENTS

The fair values of investments in any one issuer, excluding U.S. Government obligations, whose value represents 10% or more of shareholders' equity at December 31, 1996 are as follows (dollars in thousands):

Fixed Maturity Securities:
     Federal Home Loan Mortgage Corporation, Series 1465.....................   $   40,150
     Prudential Home Mortgage Securities Co., Series 1993-30.................       50,730
     Residential Funding Mortgage Securities Inc., Series 1993-S27...........       38,202

All of the above fixed maturity securities are investment-grade securities.

Balances with Independent Investment Managers:
     Ferd L.P................................................................       55,691

NOTE P - DISCONTINUED OPERATIONS

The Company discontinued its long-term care insurance business during 1996. This is expected to be accomplished by means of a sale, which is intended to be consummated by mid-1997. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company exited this business due to its continued losses attributable to lower than expected sales and profit levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The loss on the disposal of this business is primarily attributable to the write-off of deferred acquisition costs and goodwill associated with the business and a provision of $1.4 million, net of a tax benefit of $0.8 million, for operating losses during the phase-out period. The actual operating loss for this business for the period subsequent to its discontinuance did not materially differ from the loss provided for. Operating losses from this business are presented net of a tax benefit of $0.4 million, $1.2 million and $0.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Revenues from the long-term care insurance business totaled $1.6 million, $1.1 million and $0.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. The net liabilities associated with this business of $4.3 million at December 31, 1996 are included in other liabilities in the consolidated balance sheet and consist primarily of policy liabilities and accruals. The 1995 and 1994 financial statements have been restated to reflect the discontinuance of this business.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                          Amount
                                                                                                         Shown in
                                                                     Amortized          Fair            Balance
Type of Investment                                                     Cost             Value             Sheet
------------------                                                -------------     ------------     -------------
Fixed maturity securities available for sale (1):

   U.S. Government backed mortgage-backed securities........      $     305,887     $    289,460     $     289,460
   Other mortgage-backed securities.........................            560,720          530,341           530,341
   U.S. Treasury and other U.S. Government
      guaranteed securities.................................            688,470          692,313           692,313
   Obligations of U.S. states, municipalities and political
       subdivisions.........................................            222,867          218,092           218,092
   Corporate securities.....................................            127,154          129,038           129,038
   Other fixed maturity securities..........................             31,151           32,268            32,268
                                                                  -------------     ------------     -------------

      Total fixed maturity securities.......................          1,936,249        1,891,512         1,891,512

Equity securities (primarily common stock)..................             63,282           74,018            74,018
Cash and cash equivalents...................................             89,711           89,711            89,711
Other investments. . .......................................            227,179          239,766           239,766
                                                                  -------------     ------------     -------------
      Total investments.....................................      $   2,316,421     $  2,295,007     $   2,295,007
                                                                  =============     ============     =============

----------
(1) Fixed maturity securities available for sale are carried at fair value. Amortized cost is shown net of write-downs.

                                                                     SCHEDULE II

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  December 31,
                                                                          --------------------------
                                                                              1996           1995
                                                                          ----------      ----------
ASSETS:
   Fixed maturity securities, available for sale.......................   $   54,517      $   54,183
   Cash and other invested assets (including cash and
      cash equivalents of $1,035 and $8,793 at December 31,
      1996 and 1995, respectively).....................................        1,142           9,096
   Investment in subsidiaries..........................................      481,283         276,253
   Surplus debenture due from subsidiary...............................       58,000          65,000
   Other assets........................................................       17,206          30,194
                                                                          ----------      ----------
      Total assets.....................................................   $  612,148      $  434,726
                                                                          ==========      ==========

LIABILITIES:
   Corporate debt......................................................   $  184,649      $  134,611
   Securities sold under agreements to repurchase......................       50,170          43,879
   Other liabilities...................................................       10,364          33,421
                                                                          ----------      ----------
                                                                             245,183         211,911
                                                                          ----------      ----------
SHAREHOLDERS' EQUITY:
   Class A Common Stock................................................          118              67
   Class B Common Stock................................................           63              52
   Additional paid-in capital..........................................      240,203          87,734
   Net unrealized depreciation on investments, net of deferred taxes...      (17,949)        (34,832)
   Retained earnings...................................................      144,530         172,136
   Treasury Stock......................................................            -          (2,342)
                                                                          ----------      ----------
                                                                             366,965         222,815
                                                                          ----------      ----------
      Total liabilities and shareholders' equity.......................   $  612,148      $  434,726
                                                                          ==========      ==========

















                       See notes to financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                     Year Ended December 31,
                                               ------------------------------------
                                                  1996          1995        1994
                                               ----------   ----------   ----------
Revenue:
   Equity in undistributed earnings
     of subsidiaries........................   $   84,872   $   52,999   $   37,564
   Interest from subsidiaries...............        6,981        8,747        9,191
   Dividends from subsidiaries..............        1,600        1,600        7,670
   Other net investment (loss) income.......       (2,365)         (61)       2,644
   Realized investment losses...............            -         (572)      (5,270)
                                               ----------   ----------   ----------
                                                   91,088       62,713       51,799
                                               ----------   ----------   ----------
Expenses:
   Operating expenses.......................        5,661        1,978          389
   Interest expense.........................       14,232       13,328       13,962
                                               ----------   ----------   ----------
                                                   19,893       15,306       14,351
                                               ----------   ----------   ----------

         Income before income tax expense...       71,195       47,407       37,448

Income tax expense..........................       23,942       16,943       11,630
                                               ----------   ----------   ----------

         Net income ........................   $   47,253   $   30,464   $   25,818
                                               ==========   ==========   ==========

























                       See notes to financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                    1996          1995        1994
                                                                 ----------   ----------   ----------
Operating activities:
   Net income.................................................   $   47,253   $   30,464   $   25,818
   Adjustments to reconcile net income to net cash
         (used) provided by operating activities:
      Equity in undistributed earnings of subsidiaries........      (56,143)     (34,099)     (25,074)
      Change in accrued investment income.....................          286        3,384       (2,828)
      Change in other assets and other liabilities............        4,119          (61)      (3,467)
      Change in current and deferred income taxes.............        8,025        5,818       (6,420)
      Amortization, principally of investments and debt
          issuance costs......................................        1,341          749          838
      Net realized losses on investments......................            -          572        5,270
      Change in amounts due to subsidiaries...................      (21,865)      10,338       20,603
                                                                 ----------   ----------   ----------
         Net cash (used) provided by operating activities.....      (16,984)      17,165       14,740
                                                                 ----------   ----------   ----------

Investing activities:
   Purchases of investments...................................      (14,688)     (15,210)        (627)
   Purchases of short-term investments........................            -         (875)      (1,758)
   Sales of investments.......................................       21,897        8,067            -
   Sales and maturities of short-term investments.............          200          996        1,629
   Net change in securities held under reverse
      repurchase agreements...................................       (7,470)     103,419        7,220
   Sales of investments in subsidiaries.......................            -            -        7,000
   Purchases of investments in subsidiaries...................      (54,534)      (4,600)      (7,121)
                                                                 ----------   ----------   ----------
      Net cash (used) provided by investing activities........      (54,595)      91,797        6,343
                                                                 ----------   ----------   ----------

Financing activities:
   Proceeds from issuance of common stock and exercise of
      stock options...........................................          530        1,254        3,492
   Borrowings under Credit Agreement..........................       64,000            -       91,000
   Principal payments under Credit Agreement..................      (14,000)     (25,000)     (91,000)
   Payments received on surplus debenture.....................        7,000       18,739       14,962
   Repayment of affiliated debt...............................            -            -       (9,800)
   Change in borrowings under reverse repurchase agreements ..        6,291      (96,636)     (28,282)
                                                                 ----------   ----------   ----------
      Net cash provided (used) by financing activities........       63,821     (101,643)     (19,628)
                                                                 ----------   ----------   ----------
(Decrease) increase in cash and cash equivalents..............       (7,758)       7,319        1,455
Cash and cash equivalents at beginning of year................        8,793        1,474           19
                                                                 ----------   ----------   ----------
      Cash and cash equivalents at end of year................   $    1,035   $    8,793   $    1,474
                                                                 ==========   ==========   ==========




                       See notes to financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Delphi Financial Group, Inc. and Subsidiaries.

The Company received cash dividends from subsidiaries of $1.6 million, $1.6 million and $7.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                      Percentage
                                                        Ceded to         Assumed                      of Amount
                                          Gross           Other         from Other         Net         Assumed
                                         Amount         Companies       Companies         Amount        to Net
                                      ------------    ------------     ------------    ------------   ----------
Life insurance in force as of
    December 31, 1996...........      $ 45,013,763    $  6,611,333     $ 10,788,577    $ 49,191,007      21.9 %
                                      ============    ============     ============    ============      ====
Year ended December 31, 1996:
    Insurance premiums and
    policyholder fees:
       Life insurance and annuity     $    124,955    $     21,679     $     36,385    $    139,661      26.1 %
       Accident and health insurance       150,396          37,265           26,241         139,372      18.8 %
       Casualty insurance (1)...            58,772           2,572                -          56,200         - %
                                      ------------    ------------     ------------    ------------
Total insurance premiums and
    policyholder fees...........      $    334,123    $     61,516     $     62,626    $    335,233
                                      ============    ============     ============    ============


Life insurance in force as of
    December 31, 1995...........      $ 36,929,009    $  4,944,355     $ 11,516,374    $ 43,501,028      26.5 %
                                      ============    ============     ============    ============      ====
Year ended December 31, 1995:
    Insurance premiums and
    policyholder fees:
       Life insurance and annuity     $    125,283    $     25,400     $     32,689    $    132,572      24.7 %
       Accident and health insurance       144,101          31,869           16,098         128,330      12.5 %
                                      ------------    ------------     ------------    ------------
Total insurance premiums and
    policyholder fees...........      $    269,384    $     57,269     $     48,787    $    260,902
                                      ============    ============     ============    ============


Life insurance in force as of
    December 31, 1994...........      $ 39,858,730    $  4,010,127     $  9,710,891    $ 45,559,494      21.3 %
                                      ============    ============     ============    ============      ====
Year ended December 31, 1994:
    Insurance premiums and
    policyholder fees:
       Life insurance and annuity     $    119,106    $     17,375     $     28,534    $    130,265      21.9 %
       Accident and health insurance       137,514          33,637           14,370         118,247      12.2 %
                                      ------------    ------------     ------------    ------------
Total insurance premiums and
    policyholder fees...........      $    256,620    $     51,012     $     42,904    $    248,512
                                      ============    ============     ============    ============


----------
(1) Reflects the acquisition of excess workers' compensation business acquired as a result of the merger with SIG Holdings, Inc. on March 5, 1996.

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY-CASUALTY INSURANCE OPERATIONS (1)
                             (DOLLARS IN THOUSANDS)

                                                      December 31, 1996
                                                      -----------------
Deferred policy acquisition costs..................   $     2,397

Reserves for unpaid claims and claim expenses......       380,826

Discount, if any, deducted from above (2)..........       168,827

Unearned premiums..................................        17,865

                                                         Period from
                                                      March 5, 1996 to
                                                      December 31, 1996
                                                      -----------------
Earned premiums....................................   $    56,200

Net investment income..............................        25,028

Claims and claim expenses incurred related to:

    Current year...................................        28,290
    Prior years....................................         7,358

Amortization of deferred policy acquisition costs..         7,998

Paid claims and claim adjustment expenses..........        24,693

Premiums written...................................        45,480



----------
(1) Reflects the acquisition of excess workers' compensation business acquired as a result of the merger with SIG Holdings, Inc. on March 5, 1996.

(2)  Based on interest rates ranging from 3.7% to 6.2%.