Form 10-Q
period 1997-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 1997-05-02
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________


Commission File Number 001-11462


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

               As of May 1, 1997, the Registrant had 18,163,173 shares of Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                  Page
                                                                                  ----
PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the Three
                 Months Ended March 31, 1997 and 1996                               3

               Consolidated Balance Sheets at March 31, 1997 and
                 December 31, 1996                                                  4

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1997 and 1996                         5

               Notes to Consolidated Financial Statements                           6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                8



PART II.       OTHER INFORMATION                                                   11

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            1997           1996
                                                                                        ----------      ----------
Revenue:
   Insurance premiums and policyholder fees.........................................    $   87,937      $   72,514
   Net investment income............................................................        46,898          30,553
   Net realized investment gains (losses)...........................................         4,236          (1,199)
                                                                                        ----------      ----------
                                                                                           139,071         101,868
                                                                                        ----------      ----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders..........................        74,382          62,573
   Commissions......................................................................         6,850           5,567
   Amortization of cost of business acquired........................................         7,797           4,831
   Premium and other taxes, licenses and fees.......................................         3,305           2,719
   Other operating expenses.........................................................        11,692           6,961
                                                                                        ----------      ----------
                                                                                           104,026          82,651
                                                                                        ----------      ----------

      Income from continuing operations before interest and income tax expense
         and dividends on Capital Securities of Delphi Funding L.L.C................        35,045          19,217

Interest expense....................................................................         4,298           3,453
                                                                                        ----------      ----------

      Income from continuing operations before income tax expense and
         dividends on Capital Securities of Delphi Funding L.L.C....................        30,747          15,764

Income tax expense..................................................................        10,331           5,518
                                                                                        ----------      ----------

      Income from continuing operations before dividends on
         Capital Securities of Delphi Funding L.L.C.................................        20,416          10,246

Dividends on Capital Securities of Delphi Funding L.L.C.............................           118               -
                                                                                        ----------      ----------

      Income from continuing operations ............................................        20,298          10,246

Discontinued operations, net of income tax benefit..................................              -           (371)
                                                                                        -----------     ----------

      Net income....................................................................    $    20,298     $    9,875
                                                                                        ===========     ==========

Results per share of common stock:
   Income from continuing operations................................................    $     1.03      $     0.64
   Loss from discontinued operations, net of income tax benefit.....................             -           (0.03)
                                                                                        ----------      ----------
      Net income....................................................................    $     1.03      $     0.61
                                                                                        ==========      ==========

   Weighted average shares outstanding (in thousands)...............................        19,615          16,085

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                      March 31,       December 31,
                                                                                         1997             1996
                                                                                    ------------     -------------
Assets:
   Investments:
      Fixed maturity securities, available for sale ............................    $  1,842,915     $   1,891,512
      Cash and cash equivalents.................................................          88,681            89,711
      Other investments.........................................................         350,039           313,784
                                                                                    ------------     -------------
                                                                                       2,281,635         2,295,007
   Cost of business acquired....................................................          95,218            94,594
   Reinsurance receivables......................................................         221,461           214,529
   Other assets.................................................................         212,701           174,157
   Assets held in separate account..............................................          66,867            79,619
                                                                                    ------------     -------------
      Total assets..............................................................    $  2,877,882     $   2,857,906
                                                                                    ============     =============


Liabilities and Shareholders' Equity:
   Future policy benefits.......................................................    $    416,923     $     416,854
   Unpaid claims and claim expenses.............................................         523,844           509,720
   Policyholder account balances................................................         726,227           719,229
   Corporate debt...............................................................         178,947           231,004
   Advances from Federal Home Loan Bank.........................................         201,057           201,055
   Other liabilities and policyholder funds.....................................         314,400           341,181
   Liabilities related to separate account......................................          58,943            71,898
                                                                                    ------------     -------------
      Total liabilities.........................................................       2,420,341          2,490,941
                                                                                    ------------     --------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company.................................................         100,000                 -
                                                                                    ------------     -------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized...................               -                 -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         11,884,020 and 11,813,064 shares issued and outstanding,
            respectively.......................................................              119               118
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         6,258,944 shares issued and outstanding................................              63                63
      Additional paid-in capital................................................         240,456           240,203
      Net unrealized depreciation on investments................................         (47,925)          (17,949)
      Retained earnings.........................................................         164,828           144,530
                                                                                    ------------     -------------
         Total shareholders' equity.............................................         357,541           366,965
                                                                                    ------------     -------------
             Total liabilities and shareholders' equity.........................    $  2,877,882     $   2,857,906
                                                                                    ============     =============

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            1997           1996
                                                                                        ----------      ----------
Operating activities:
   Net income.......................................................................    $   20,298      $    9,875
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in future policy benefits, unpaid claims and claim expenses,
        reinsurance receivables and policyholder accounts...........................        12,080          15,229
      Amortization, principally the cost of business acquired and investments.......         7,234           4,236
      Deferred costs of business acquired...........................................        (8,611)         (6,556)
      Net realized (gains) losses on investments....................................        (4,236)          1,199
      Net change in trading account activities......................................       (11,954)         (2,225)
      Other.........................................................................         5,216            (888)
                                                                                        ----------      ----------
        Net cash provided by operating activities...................................        20,027          20,870
                                                                                        ----------      ----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made.......................................      (273,692)       (354,996)
      Sales of investments and receipts from repayment of loans.....................       243,982         414,803
      Maturities of investments.....................................................         7,903               -
   Cash acquired in the SIG Merger, net of consideration paid.......................             -          37,313
   Change in deposit in separate account............................................          (202)           (407)
                                                                                        ----------      ----------
      Net cash (used) provided by investing activities..............................       (22,009)         96,713
                                                                                        ----------      ----------

Financing activities:
   Deposits to policyholder accounts................................................        17,450          17,259
   Withdrawals from policyholder accounts...........................................       (17,158)        (13,747)
   Proceeds from issuance of common stock and exercise of stock options ............           254             238
   Proceeds from issuance of Capital Securities.....................................        98,750               -
   Borrowings under Credit Agreement................................................             -          64,000
   Principal payments under Credit Agreement........................................       (52,000)         (4,000)
   Change in liability under reverse repurchase agreements..........................       (46,344)       (118,251)
                                                                                        -----------     ----------
      Net cash provided (used) by financing activities..............................           952         (54,501)
                                                                                        ----------      ----------

(Decrease) increase in cash and cash equivalents....................................        (1,030)         63,082
Cash and cash equivalents at beginning of period....................................        89,711          16,685
                                                                                        ----------      ----------
      Cash and cash equivalents at end of period....................................    $   88,681      $   79,767
                                                                                        ==========      ==========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1996. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1996.

NOTE B - CAPITAL SECURITIES

On March 25, 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding (the "Common Securities" and, collectively with the Capital Securities, the "L.L.C. Securities"), the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually on March 25 and September 25 of each year, but may be deferred at any time or from time to time for a period not exceeding 5 years with respect to each deferral period. The distribution and other payment dates on the L.L.C. Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the L.L.C. Securities in exchange for the Capital Securities upon the liquidation of Delphi Funding. The Company has fully and unconditionally guaranteed all payments due on the Capital Securities. The Junior Debentures and the Common Securities purchased by the Company are eliminated in the Consolidated Balance Sheet. Dividends on the Capital Securities are presented net of a tax benefit in the Consolidated Statement of Income.

NOTE C - MERGER

The SIG Merger was consummated on March 5, 1996 and was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger. The pro forma operating results for the three months ended March 31, 1996, which treat the SIG Merger as if it had occurred at the beginning of 1996, are as follows: total revenue of $119.7 million, which includes realized investment losses of $1.2 million, or $0.04 per share after taxes, income from continuing operations of $13.2 million and earnings per share from continuing operations of $0.67. Pro forma net income, after losses from discontinued operations of $0.4 million, or $0.02 per share, would be $12.8 million, or $0.65 per share, for the three months ended March 31, 1996. In preparing the pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 19.8 million used in calculating the pro forma per share data assume that all of the outstanding SIG Options were exercised at the beginning of the period. The pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the date indicated and should not be construed as representative of future operating results.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE D - INVESTMENTS

At March 31, 1997, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,842.9 million and an amortized cost of $1,919.8 million. At December 31, 1996, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,891.5 million and an amortized cost of $1,936.2 million.

NOTE E - RESULTS PER SHARE OF COMMON STOCK

Results per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding for the applicable period, adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents include common stock options and deferred shares.

On August 30, 1996, the Company's Board of Directors declared a 20% stock dividend payable to stockholders of record on September 16, 1996. The additional shares were distributed on September 30, 1996. The 1996 results per share and applicable share amounts have been restated to reflect the stock dividend.


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute per share results and to restate all prior periods. Under the new requirements for calculating results per share of common stock, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in net income per share of common stock of $0.08 and $0.04 for the three months ended March 31, 1997 and 1996, respectively. The impact of Statement No. 128 on the calculation of results per share of common stock, assuming full dilution, is not expected to be material.

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise) . This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1996. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1996.

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premium production, the claims experience of its insurance products and the performance of its investment portfolio. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


RESULTS OF OPERATIONS

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended March 31, 1997 were $87.9 million as compared to $72.5 million for the three months ended March 31, 1996, an increase of 21%. Premiums from the Company's excess workers' compensation business, which was acquired in March 1996 and included in the Company's results from the date of the acquisition, totaled $16.3 million in the first quarter of 1997 as compared to $5.2 million for the corresponding period of 1996. Premiums earned from the Company's excess workers' compensation insurance business have decreased from historical levels primarily due to state mandated reductions in premium rates and increased competition. The Company does not expect this reduction in premiums to have a material impact on the underwriting results for this product as decreased benefit levels, also mandated by the states, are expected to offset the decline in premiums. Growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base, also contributed to the increase in premiums for the quarter. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $16.7 million for both the three months ended March 31, 1997 and 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended March 31, 1997 was $46.9 million as compared to $30.6 million for the three months ended March 31, 1996, an increase of 53%. The increase is primarily due to an increase in average invested assets as a result of the SIG Merger and strong performance from all sectors of the Company's investment portfolio, including the Company's independent investment managers. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 9.1% on average invested assets of $2,057.3 million and 7.8% on average invested assets of $1,580.0 million for the three months ended March 31, 1997 and 1996, respectively.

Net Realized Investment Gains (Losses). Net realized investment gains were $4.2 million for the three months ended March 31, 1997 as compared to net realized investment losses of $1.2 million for the three months ended March 31, 1996. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended March 31, 1997 were $104.0 million as compared to $82.7 million for the three months ended March 31, 1996, an increase of 26%. During the first quarter of 1997, benefits and expenses for group employee benefit products increased by $15.2 million as compared to the same period of 1996. This increase was attributable to the Company's excess workers' compensation business which was acquired in March 1996 and premium growth in the Company's other group product lines. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 98.1% for the three months ended March 31, 1997 as compared to 97.3% for the three months ended March 31, 1996. A decrease in the loss ratio from 72.3% for the first quarter of 1996 to 70.5% for the comparable period of 1997 reflects the inclusion of the Company's excess workers' compensation business for the entire first quarter of 1997, as well as the impact of selected price increases and a lower incidence of claims for the Company's disability products. The expense ratio increased from 25.0% for the three months ended March 31, 1996 to 27.6% for the three months ended March 31, 1997 primarily due to the inclusion of excess workers' compensation insurance results for the entire first quarter of 1997. Amortization of cost of business acquired related to asset accumulation products was accelerated by $1.5 million during the first quarter of 1997 due to better than expected investment results. The weighted average annualized crediting rate on asset accumulation products for the three months ended March 31, 1997 and 1996 was 5.3% in both periods.

Operating Income. Income from continuing operations before interest and income tax expense and dividends for the three months ended March 31, 1997 was $35.0 million as compared to $19.2 million for the three months ended March 31, 1996, an increase of 82%. The increase was primarily due to the inclusion of excess workers' compensation insurance results for the entire quarter of 1997, an increase in the weighted average yield on invested assets and realized investment gains in 1997 as compared to realized investment losses in 1996.

Interest Expense. Interest expense for the three months ended March 31, 1997 was $4.3 million as compared to $3.5 million for the three months ended March 31, 1996. This increase is primarily due to increased interest expense on borrowings under the Credit Agreement due to an increase in the weighted average outstanding borrowings related to the SIG Merger, partially offset by a decrease in the weighted average borrowing rate. Also contributing to the increase was the inclusion of a full quarter of interest expense on the SIG Senior Notes.

Income Taxes. Income tax expense for the three months ended March 31, 1997 was $10.3 million as compared to $5.5 million for the three months ended March 31, 1996. The increase was primarily due to the $15.8 million increase in operating income, partially offset by a decrease in the effective tax rate from 35.0% for the three months ended March 31, 1996 to 33.6% for the three months ended March 31, 1997 due to an increase in tax-exempt income earned in 1997.

Dividends on Capital Securities. On March 25, 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. See Note B to the Consolidated Financial Statements.

Discontinued Operations. The Company discontinued its long-term care business as of June 30, 1996 and provided for losses on its operations during the phase-out period. The actual operating results for this business subsequent to its discontinuance have not materially differed from the loss provided for. Operating losses on this business totaled $0.4 million, net of a tax benefit of $0.2 million, for the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

On March 25, 1997, Delphi Funding issued $100.0 million liquidation amount of Capital Securities in a public offering pursuant to the Company's existing shelf registration statement (see Note B to the Consolidated Financial Statements). The net proceeds from the offering were used to repay $50.0 million of borrowings under the Credit Agreement, and the remainder was used to reduce reverse repurchase agreement liabilities pending investment with selected independent investment managers.

The Company had approximately $176.3 million of financial resources available at the holding company level at March 31, 1997 as compared to $117.2 million at December 31, 1996. The increase in available financial resources was primarily due to funds received from the Capital Securities offering. The financial resources available at the holding company level are primarily comprised of investments in fixed maturity securities and the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries are primarily invested in balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries will be permitted to make dividend payments of $31.7 million during the remainder of 1997 without prior regulatory or other approval, and additional dividends may be paid with the requisite approvals. Of the unused portion of the Credit Agreement facility of $152.0 million, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities (see Note B to the Consolidated Financial Statements) and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes and the SIG Senior Notes. The Junior Debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and, at the Company's current level of borrowings, no principal repayments would be required under the Credit Agreement until April 1, 2003. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999.

Operating activities increased cash and cash equivalents by $20.0 million for the three months ended March 31, 1997. Net investing activities used $22.0 million of cash during the first quarter of 1997, primarily due to purchases of securities. Financing activities provided $1.0 million of cash for the three months ended March 31, 1997. The proceeds from the issuance of the Capital Securities was offset by the repayment of borrowings under the Credit Agreement and reverse repurchase agreement liabilities. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           11 - Computation of Earnings Per Share of Common Stock
           27 - Financial Data Schedule

      (b)  Reports on Form 8-K

           The Company filed a report on Form 8-K on March 24, 1997 announcing the offering of $100 million of 9.31% Series A Capital Securities.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    DELPHI FINANCIAL GROUP, INC. (Registrant)




                    /s/    ROBERT ROSENKRANZ
                    -----------------------------------------------------------
                    Robert Rosenkranz
                    Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)




                    /s/    JANE R. DUNLAP
                    -----------------------------------------------------------
                    Jane R. Dunlap
                    Vice President  and Treasurer
                    (Principal Accounting and Financial Officer)




Date: May 2, 1997