Form 10-Q
period 1997-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 1997-08-04
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________


Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                            (302) 478-5142                                13-3427277
 -------------------------------        -------------------------------             -------------------------------
 (State or other jurisdiction of        (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)              including area code)                               Number)


 1105 North Market Street, Suite 1230, Wilmington, Delaware                                     19899
--------------------------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                                            (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                        Yes   X            No
                            ------           ------

               As of July 25, 1997, the Registrant had 12,235,940 shares of Class A Common Stock and 6,331,787 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION
          Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 1997 and 1996..........................   3

          Consolidated Balance Sheets at June 30, 1997 and
              December 31, 1996............................................   4

          Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1997 and 1996......................   5

          Notes to Consolidated Financial Statements.......................   6

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   8

PART II.  OTHER INFORMATION................................................  12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                 June 30,
                                                             ---------------------    ---------------------
                                                                1997       1996         1997         1996
                                                             ---------   ---------    ---------   ---------
Revenue:
   Insurance premiums and policyholder fees ..............   $  89,873   $  86,361    $ 177,810   $ 158,875
   Net investment income .................................      37,622      38,439       84,520      68,992
   Net realized investment gains (losses) ................         127      (4,069)       4,363      (5,268)
                                                             ---------   ---------    ---------   ---------
                                                               127,622     120,731      266,693     222,599
                                                             ---------   ---------    ---------   ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders      73,087      70,222      147,469     132,795
   Commissions ...........................................       6,162       6,084       13,012      11,651
   Amortization of cost of business acquired .............       6,583       7,432       14,380      12,263
   Premium and other taxes, licenses and fees ............       2,902       2,873        6,207       5,592
   Other operating expenses ..............................       9,261       9,611       20,953      16,572
                                                             ---------   ---------    ---------   ---------
                                                                97,995      96,222      202,021     178,873
                                                             ---------   ---------    ---------   ---------
      Income from continuing operations before interest
         and income tax expense and dividends on
         Capital Securities of Delphi Funding L.L.C ......      29,627      24,509       64,672      43,726

Interest expense .........................................       3,539       4,591        7,837       8,044
                                                             ---------   ---------    ---------   ---------
      Income from continuing operations before income
         tax expense and dividends on Capital Securities
         of Delphi Funding L.L.C .........................      26,088      19,918       56,835      35,682

Income tax expense .......................................       8,559       6,585       18,890      12,103
                                                             ---------   ---------    ---------   ---------
      Income from continuing operations before dividends
         on Capital Securities of  Delphi Funding L.L.C ..      17,529      13,333       37,945      23,579

Dividends on Capital Securities of Delphi Funding L.L.C ..       1,512          --        1,630          --
                                                             ---------   ---------    ---------   ---------
      Income from continuing operations ..................      16,017      13,333       36,315      23,579

Discontinued operations, net of income tax benefit:
   Loss from operations ..................................          --        (394)          --        (765)
   Loss on disposal ......................................          --      (5,836)          --      (5,836)
                                                             ---------   ---------    ---------   ---------
      Net income .........................................   $  16,017   $   7,103    $  36,315   $  16,978
                                                             =========   =========    =========   =========
Results per share of common stock:
   Income from continuing operations .....................   $    0.80   $    0.67    $    1.81   $    1.29
   Loss from discontinued operations, net of income
     tax benefit:
      Loss from operations ...............................          --       (0.02)          --       (0.04)
      Loss on disposal ...................................          --       (0.29)          --       (0.32)
                                                             ---------   ---------    ---------   ---------
   Net income ............................................   $    0.80   $    0.36    $    1.81   $    0.93
                                                             =========   =========    =========   =========

Weighted average shares outstanding (in thousands) .......      20,033      19,989       20,020      18,199


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   June 30,     December 31,
                                                                                     1997          1996
                                                                                 -----------    -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................   $ 1,911,042    $ 1,891,512
      Cash and cash equivalents ..............................................       121,074         89,711
      Other investments ......................................................       367,774        313,784
                                                                                 -----------    -----------
                                                                                   2,399,890      2,295,007
   Cost of business acquired .................................................        94,166         94,594
   Reinsurance receivables ...................................................       223,693        214,529
   Other assets ..............................................................       156,184        174,157
   Assets held in separate account ...........................................        69,463         79,619
                                                                                 -----------    -----------
      Total assets ...........................................................   $ 2,943,396    $ 2,857,906
                                                                                 ===========    ===========

Liabilities and Shareholders' Equity:
   Future policy benefits ....................................................   $   427,678    $   416,854
   Unpaid claims and claim expenses ..........................................       535,050        509,720
   Policyholder account balances .............................................       721,867        719,229
   Corporate debt ............................................................       178,889        231,004
   Advances from Federal Home Loan Bank ......................................       201,023        201,055
   Other liabilities and policyholder funds ..................................       312,544        341,181
   Liabilities related to separate account ...................................        61,214         71,898
                                                                                 -----------    -----------
      Total liabilities ......................................................     2,438,265      2,490,941
                                                                                 -----------    -----------
   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ..............................................       100,000             --
                                                                                 -----------    -----------
   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................            --             --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         12,218,041 and 11,813,064 shares issued and outstanding, respectively           122            118
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         6,331,787 and 6,258,944 shares issued and outstanding, respectively .            63             63
      Additional paid-in capital .............................................       254,919        240,203
      Net unrealized depreciation on investments .............................       (17,092)       (17,949)
      Retained earnings ......................................................       167,119        144,530
                                                                                 -----------    -----------
         Total shareholders' equity ..........................................       405,131        366,965
                                                                                 -----------    -----------
             Total liabilities and shareholders' equity ......................   $ 2,943,396    $ 2,857,906
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                   1997        1996
                                                                                ---------    ---------
Operating activities:
   Net income ...............................................................   $  36,315    $  16,978
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in future policy benefits, unpaid claims and claim expenses,
        reinsurance receivables and policyholder accounts ...................      18,146       16,682
      Amortization, principally the cost of business acquired and investments      11,395        9,997
      Deferred costs of business acquired ...................................     (16,208)     (12,904)
      Net realized (gains) losses on investments ............................      (4,363)       5,268
      Net change in trading account activities ..............................       5,518       (4,352)
      Other .................................................................     (11,305)      (7,984)
                                                                                ---------    ---------
        Net cash provided by operating activities ...........................      39,498       23,685
                                                                                ---------    ---------
Investing activities:
   Securities available for sale:
      Purchases of investments and loans made ...............................    (519,538)    (728,976)
      Sales of investments and receipts from repayment of loans .............     467,152      823,946
      Maturities of investments .............................................       7,903       13,806
   Cash acquired in the SIG Merger, net of consideration paid ...............          --       37,313
   Change in deposit in separate account ....................................        (527)        (684)
                                                                                ---------    ---------
      Net cash (used) provided by investing activities ......................     (45,010)     145,405
                                                                                ---------    ---------
Financing activities:
   Deposits to policyholder accounts ........................................      38,908       31,407
   Withdrawals from policyholder accounts ...................................     (37,969)     (39,030)
   Proceeds from issuance of common stock and exercise of stock options .....         994          267
   Proceeds from issuance of Capital Securities .............................      98,750           --
   Borrowings under Credit Agreement ........................................          --       64,000
   Principal payments under Credit Agreement ................................     (52,000)      (8,000)
   Change in amounts due to brokers and other short-term financing ..........          --       (5,000)
   Change in liability under reverse repurchase agreements ..................     (11,808)    (149,659)
                                                                                ---------    ---------
      Net cash provided (used) by financing activities ......................      36,875     (106,015)
                                                                                ---------    ---------

Increase in cash and cash equivalents .......................................      31,363       63,075
Cash and cash equivalents at beginning of period ............................      89,711       16,685
                                                                                ---------    ---------
      Cash and cash equivalents at end of period ............................   $ 121,074    $  79,760
                                                                                =========    =========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1996. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1996.

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

NOTE C - MERGER

The SIG Merger was consummated on March 5, 1996 and was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger. The pro forma operating results for the six months ended June 30, 1996, which treat the SIG Merger as if it had occurred at the beginning of 1996, are as follows: total revenue of $241.1 million, which includes realized investment losses of $5.3 million, or $0.17 per share after taxes, income from continuing operations of $26.8 million and earnings per share from continuing operations of $1.33. Pro forma net income, after losses from discontinued operations of $6.6 million, or $0.33 per share, would be $20.2 million, or $1.00 per share, for the six months ended June 30, 1996. In preparing the pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 20.2 million used in calculating the pro forma per share data assume that all of the outstanding SIG Options were exercised at the beginning of the period. The pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the date indicated and should not be construed as representative of future operating results.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - INVESTMENTS

At June 30, 1997, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,911.0 million and an amortized cost of $1,940.8 million. At December 31, 1996, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,891.5 million and an amortized cost of $1,936.2 million.

NOTE E - RESULTS PER SHARE OF COMMON STOCK

Results per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding for the applicable period, adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents include common stock options and deferred shares.

The Company's Board of Directors declared a 20% stock dividend on August 30, 1996, which was distributed to stockholders on September 30, 1996, and a 2% stock dividend on May 13, 1997, which was distributed to stockholders on June 10, 1997. The fair value of the shares distributed of $74.6 million for the stock dividend distributed in 1996 and $13.7 million for the stock dividend distributed in 1997 was transferred from retained earnings to common stock and additional paid in capital. The 1996 results per share and applicable share amounts have been restated to reflect the stock dividends.


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute per share results and to restate all prior periods. Under the new requirements for calculating results per share of common stock, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in net income per share of common stock of $0.14 and $0.07 for the six months ended June 30, 1997 and 1996, respectively, and $0.06 and $0.03 for the three months ended June 30, 1997 and 1996, respectively. The impact of Statement No. 128 on the calculation of results per share of common stock, assuming full dilution, is not expected to be material.

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

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates" or "intends." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premium production, the claims experience of its insurance products and the performance of its investment portfolio. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward- looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to
Six Months Ended June 30, 1996

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the six months ended June 30, 1997 were $177.8 million as compared to $158.9 million for the six months ended June 30, 1996, an increase of 12%. Premiums from the Company's excess workers' compensation insurance product, which was acquired in March 1996 and included in the Company's results from the date of the acquisition, totaled $31.8 million in the first half of 1997 as compared to $22.9 million for the corresponding period of 1996. Growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base, also contributed to the increase in premiums for the quarter. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $36.1 million for the first six months of 1997 as compared to $30.5 million for the comparable period of 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the six months ended June 30, 1997 was $84.5 million as compared to $69.0 million for the six months ended June 30, 1996, an increase of 22%. The increase is primarily due to an increase in average invested assets as a result of the SIG Merger and the investment of a portion of the proceeds from the issuance of the Capital Securities (as defined below) and net cash provided by operating activities. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.2% on average invested assets of $2,054.9 million in 1997 and 7.9% on average invested assets of $1,749.3 million in 1996.

Net Realized Investment Gains (Losses). Net realized investment gains were $4.4 million for the six months ended June 30, 1997 as compared to net realized investment losses of $5.3 million for the six months ended June 30, 1996. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the six months ended June 30, 1997 were $202.0 million as compared to $178.9 million for the six months ended June 30, 1996, an increase of 13%. During 1997, benefits and expenses for group employee benefit products increased by $18.5 million as compared to 1996. This increase was attributable to the Company's excess workers' compensation insurance product which was acquired in March 1996 and growth in the Company's other group product lines. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 96.7% for the six months ended June 30, 1997 as compared to 96.4% for the six months ended June 30, 1996. Amortization of cost of business acquired related to asset accumulation products was accelerated by $1.5 million during 1997 and $0.6 million during 1996 due to better than expected investment results. The weighted average annualized crediting rate on asset accumulation products for the six months ended June 30, 1997 and 1996 was 5.3% in both periods.

Operating Income. Income from continuing operations before interest and income tax expense and dividends for the six months ended June 30, 1997 was $64.7 million as compared to $43.7 million for the six months ended June 30, 1996, an increase of 48%. The increase was primarily due to the inclusion of excess workers' compensation insurance results for the entire period in 1997, an increase in the weighted average yield on invested assets and realized investment gains in 1997 as compared to realized investment losses in 1996.

Interest Expense. Interest expense for the six months ended June 30, 1997 was $7.8 million as compared to $8.0 million for the six months ended June 30, 1996. This decrease is primarily due to the repayment of $50.0 of borrowings under the Credit Agreement with the proceeds from the issuance of the Capital Securities (as defined below), partially offset by the inclusion of a full six months of interest expense on the SIG Senior Notes in 1997.

Income Taxes. Income tax expense for the six months ended June 30, 1997 was $18.9 million as compared to $12.1 million for the six months ended June 30, 1996. The increase was primarily due to the $21.0 million increase in operating income. The Company's effective tax rate was 33.2% and 33.9% for the six months ended June 30, 1997 and 1996, respectively. The effective tax rate is lower than the federal statutory tax rate of 35% primarily due to tax-exempt interest income.

Dividends on Capital Securities. On March 25, 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. See Note B to the Consolidated Financial Statements.

Discontinued Operations. The Company disposed of its long-term care business, which was discontinued in 1996, during the second quarter of 1997. The proceeds from the disposal were not material and the actual results for this business subsequent to its discontinuance did not materially differ from the loss of $5.8 million, net of a tax benefit of $3.2 million, provided for at June 30, 1996 in connection with the discontinuance of this business. Operating losses on this business totaled $0.8 million, net of a tax benefit of $0.4 million, for the six months ended June 30, 1996.


Three Months Ended June 30, 1997 Compared to
Three Months Ended June 30, 1996

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended June 30, 1997 were $89.9 million as compared to $86.4 million for the three months ended June 30, 1996, an increase of 4%. Premiums from the Company's group employee benefit products, excluding excess workers' compensation insurance, increased by $5.9 million primarily due to the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base. Excess workers' compensation insurance premiums decreased by $2.2 million primarily due to state mandated reductions in premium rates and increased competition. The Company does not expect this reduction in premiums to have a material impact on the underwriting results for this product as decreased benefit levels, also mandated by the states, are expected to offset the decline in premiums. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $19.4 million and $13.7 million for the three months ended June 30, 1997 and 1996, respectively. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended June 30, 1997 was $37.6 million as compared to $38.4 million for the three months ended June 30, 1996. A decrease in the weighted average annualized yield was partially offset by an increase in average invested assets due to the investment of a portion of the proceeds from the issuance of the Capital Securities and net cash provided by operating activities. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.1% on average invested assets of $2,107.9 million in 1997 and 7.8% on average invested assets of $1,961.2 million in 1996.

Net Realized Investment Gains (Losses). Net realized investment gains were $0.1 million for the three months ended June 30, 1997 as compared to net realized investment losses of $4.1 million for the three months ended June 30, 1996. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended June 30, 1997 were $98.0 million as compared to $96.2 million for the three months ended June 30, 1996, an increase of 2%. The increase was primarily attributable to growth in the Company's group employee benefit products. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.4% for the three months ended June 30, 1997 as compared to 95.6% for the three months ended June 30, 1996. The weighted average annualized crediting rate on asset accumulation products for the three months ended June 30, 1997 and 1996 was 5.3% in both periods.

Operating Income. Income from continuing operations before interest and income tax expense and dividends for the three months ended June 30, 1997 was $29.6 million as compared to $24.5 million for the three months ended June 30, 1996, an increase of 21%. The increase was primarily due to realized investment gains in 1997 as compared to realized investment losses in 1996.

Interest Expense. Interest expense for the three months ended June 30, 1997 was $3.5 million as compared to $4.6 million for the three months ended June 30, 1996. This decrease is primarily due to the repayment of $50.0 of borrowings under the Credit Agreement with the proceeds from the issuance of the Capital Securities.

Income Taxes. Income tax expense for the three months ended June 30, 1997 was $8.6 million as compared to $6.6 million for the three months ended June 30, 1996. The increase was primarily due to the $5.1 million increase in operating income. The Company's effective tax rate was 32.8% and 33.1% for the three months ended June 30, 1997 and 1996, respectively. The effective tax rate is lower than the federal statutory tax rate of 35% primarily due to tax-exempt interest income.

Dividends on Capital Securities. On March 25, 1997, Delphi Funding L.L.C., a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. See Note B to the Consolidated Financial Statements.

Discontinued Operations. The Company disposed of its long-term care business, which was discontinued in 1996, during the second quarter of 1997. The proceeds from the disposal were not material and the actual results for this business subsequent to its discontinuance did not materially differ from the loss of $5.8 million, net of a tax benefit of $3.2 million, provided for at June 30, 1996 in connection with the discontinuance of this business. Operating losses on this business totaled $0.4 million, net of a tax benefit of $0.2 million, for the three months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

On March 25, 1997, Delphi Funding issued $100.0 million liquidation amount of Capital Securities in a public offering pursuant to the Company's existing shelf registration statement (see Note B to the Consolidated Financial Statements). The net proceeds from the offering were used to repay $50.0 million of borrowings under the Credit Agreement, and the remainder was invested with selected independent investment managers and used to reduce reverse repurchase agreement liabilities.

 The Company had approximately $184.2 million of financial resources available at the holding company level at June 30, 1997 as compared to $117.2 million at December 31, 1996. The increase in available financial resources was primarily due to funds received from the Capital Securities offering and earnings from the Company's non-insurance subsidiaries. The financial resources available at the holding company level are primarily comprised of investments in fixed maturity securities and the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries are primarily invested in balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $37.2 million during 1997, of which $14.0 million has been paid during the first six months of the year. Additional dividends may be paid with the requisite approvals. Of the unused portion of the Credit Agreement facility of $152.0 million, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 13, 1997. The directors elected at the meeting will serve for a term ending on the date of the 1998 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward
         A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., Thomas A. Sullivan and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 1997 Annual Meeting that director was Mr. Rhodes.

         The voting results for all matters at the meeting were as follows:

         1)   Election of Directors

                                                            VOTES
                                                  -------------------------
                                                                   Withhold
                                                     For          Authority
                                                  ----------      ---------
            Class A Director:
                 Thomas L. Rhodes................  9,986,793        36,304
            Directors:
                 Robert Rosenkranz............... 21,818,363        37,384
                 Edward A. Fox................... 21,819,443        36,304
                 Charles P. O'Brien.............. 21,819,443        36,304
                 Lewis S. Ranieri................ 21,232,553       623,194
                 Robert M. Smith, Jr............. 21,819,363        36,384
                 Thomas A. Sullivan.............. 21,819,443        36,304
                 B.K. Werner..................... 21,819,443        36,304

         2) All Other Matters - With regard to the amendment to the Company's Restated Certificate of Incorporation, this proposal received 70,827,050 votes for approval, 139,656 votes against approval, 6,178 votes abstaining and 1,639,653 broker non-votes. With regard to the Adoption of the Second Amended and Restated Employee Stock Option Plan, this proposal received 68,678,522 votes for approval, 2,425,962 votes against approval, 7,678 votes abstaining and 1,500,375 broker non-votes. With regard to the Adoption of the Amended and Restated Directors Stock Option Plan, this proposal received 68,639,421 votes for approval, 2,463,651 votes against approval, 9,090 votes abstaining and 1,500,375 broker non-votes. With regard to the establishment of the Long- Term Performance Based Incentive Plan, this proposal received 70,764,062 votes for approval, 298,578 votes against approval, 49,522 votes abstaining and 1,500,375 broker non-votes. With regard to transacting such other business that properly comes before the meeting or any adjournment thereof, this proposal received 70,438,642 votes for approval, 1,962,157 votes against approval, 211,738 votes abstaining and 0 broker non-votes; however, no such other business came before the meeting.


Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

           3.1 - Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc.
           3.2 - Restated Certificate of Incorporation of Delphi Financial Group, Inc.
           11  - Computation of Earnings Per Share of Common Stock
           27  - Financial Data Schedule

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



Date: July 30, 1997