Form 10-Q
period 1997-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 1997-10-31
CIK 859139

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997
                               ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------



                        DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Delaware                                        (302) 478-5142                                       13-3427277
--------------------------------               --------------------------------------             ------------------------------
(State or other jurisdiction of                  (Registrant's telephone number,                  (I.R.S. Employer Identification
incorporation or organization)                         including area code)                                  Number)


         1105 North Market Street, Suite 1230, Wilmington, Delaware                                            19899
--------------------------------------------------------------------------------------------------------------------------------
                 (Address of principal executive offices)                                                    (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

         Yes   X                                       No
             -----                                        -----


            As of October 24, 1997, the Registrant had 12,808,921 shares of Class A Common Stock and 6,156,787 shares of
                      Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                                                     Page
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . .                3

         Consolidated Balance Sheets at September 30, 1997 and
             December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4

         Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . .                5

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .                6

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .                8

PART II. OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12

                         PART I. FINANCIAL INFORMATION

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                       ---------------------------   --------------------------
                                                                           1997          1996           1997           1996
                                                                        ----------     ---------      ---------      ---------
Revenue:
    Insurance premiums and policyholder fees  . . . . . . . . . . .     $   89,848     $   85,430     $  267,658     $ 244,305
    Net investment income   . . . . . . . . . . . . . . . . . . . .         40,428         43,966        124,948       112,958
    Net realized investment gains (losses)  . . . . . . . . . . . .          5,214           (666)         9,577        (5,934)
                                                                        ----------     ----------     ----------     ----------
                                                                           135,490        128,730        402,183       351,329
                                                                        ----------     ----------     ----------     ---------
Benefits and expenses:
    Benefits, claims and interest credited to policyholders.  . . .         72,762         71,674        220,231       204,469
    Commissions . . . . . . . . . . . . . . . . . . . . . . . . . .          6,932          5,972         19,944        17,623
    Amortization of cost of business acquired   . . . . . . . . . .          7,177         10,390         21,557        22,653
    Premium and other taxes, licenses and fees  . . . . . . . . . .          3,077          3,173          9,284         8,765
    Other operating expenses  . . . . . . . . . . . . . . . . . . .         10,968          9,896         31,921        26,468
                                                                        ----------     ----------     ----------     ---------
                                                                           100,916        101,105        302,937       279,978
                                                                        ----------     ----------     ----------     ---------
         Income from continuing operations before interest
                   and income tax expense and dividends on
                   Capital Securities of Delphi Funding L.L.C.  . .         34,574         27,625         99,246        71,351

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          3,562          5,772         11,399        13,816
                                                                        ----------     ----------     ----------     ---------
         Income from continuing operations before income
                   tax expense and dividends on Capital Securities
                   of Delphi Funding L.L.C.   . . . . . . . . . . .         31,012         21,853         87,847        57,535
Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . .          9,660          7,341         28,550        19,444
                                                                        ----------     ----------     ----------     ---------
         Income from continuing operations before dividends
                   on Capital Securities of  Delphi Funding L.L.C. .        21,352         14,512         59,297        38,091

Dividends on Capital Securities of Delphi Funding L.L.C.  . . . . .          1,513              -          3,143             -
                                                                        ----------     ----------     ----------     ---------

         Income from continuing operations  . . . . . . . . . . . .         19,839         14,512         56,154        38,091

Discontinued operations, net of income tax benefit:
    Loss from operations .  . . . . . . . . . . . . . . . . . . . .              -              -              -          (765)
    Loss on disposal  . . . . . . . . . . . . . . . . . . . . . . .              -              -              -        (5,836)
                                                                        ----------     ----------     ----------     ---------

         Net income . . . . . . . . . . . . . . . . . . . . . . . .     $   19,839     $   14,512     $   56,154     $  31,490
                                                                        ==========     ==========     ==========     =========
Results per share of common stock:
    Income from continuing operations   . . . . . . . . . . . . . .     $     0.99     $     0.73     $     2.80     $    2.03
    Loss from discontinued operations, net of
      income tax benefit:
         Loss from operations . . . . . . . . . . . . . . . . . . .              -              -              -         (0.04)
         Loss on disposal . . . . . . . . . . . . . . . . . . . . .              -              -              -         (0.31)
                                                                        ----------     ----------     ----------     ---------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     0.99     $     0.73     $     2.80     $    1.68
                                                                        ==========     ==========     ==========     =========

Weighted average shares outstanding (in thousands)  . . . . . . . .         20,054         19,970         20,032        18,788


                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  September 30,    December 31,
                                                                                                       1997             1996
                                                                                                  -------------    -------------
Assets:
          Investments:
            Fixed maturity securities, available for sale   . . . . . . . . . . . . . . . .       $ 2,071,223      $ 1,891,512
            Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .            56,841           89,711
            Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           434,807          313,784
                                                                                                  -----------      -----------
                                                                                                    2,562,871        2,295,007
          Cost of business acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . .            92,307           94,594
          Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           225,225          214,529
          Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,261          174,157
          Assets held in separate account . . . . . . . . . . . . . . . . . . . . . . . . .            73,710           79,619
                                                                                                  -----------      -----------
            Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 3,120,374      $ 2,857,906
                                                                                                  ===========      ===========


Liabilities and Shareholders' Equity:
          Future policy benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   431,217      $   416,854
          Unpaid claims and claim expenses  . . . . . . . . . . . . . . . . . . . . . . . .           549,564          509,720
          Policyholder account balances . . . . . . . . . . . . . . . . . . . . . . . . . .           717,074          719,229
          Corporate debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           178,829          231,004
          Advances from Federal Home Loan Bank  . . . . . . . . . . . . . . . . . . . . . .           201,023          201,055
          Other liabilities and policyholder funds  . . . . . . . . . . . . . . . . . . . .           427,857          341,181
          Liabilities related to separate account . . . . . . . . . . . . . . . . . . . . .            64,955           71,898
                                                                                                  -----------      -----------
            Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,570,519        2,490,941
                                                                                                  -----------      -----------

          Company-obligated mandatorily redeemable Capital Securities of Delphi
            Funding L.L.C. holding solely junior subordinated deferrable interest
            debentures of the Company   . . . . . . . . . . . . . . . . . . . . . . . . . .           100,000                -
                                                                                                  -----------      -----------

          Shareholders' equity: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
            Preferred Stock, $.01 par; 10,000,000 shares authorized   . . . . . . . . . . .                 -                -
            Class A Common Stock, $.01 par; 40,000,000 shares authorized;
               12,602,840 and 11,813,064 shares issued and outstanding, respectively  . . .               126              118
            Class B Common Stock, $.01 par; 20,000,000 shares authorized;
               6,156,787 and 6,258,944 shares issued and outstanding, respectively  . . . .                62               63
            Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .           256,983          240,203
            Net unrealized appreciation (depreciation) on investments   . . . . . . . . . .             5,726          (17,949)
            Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           186,958          144,530
                                                                                                  -----------      -----------
               Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .           449,855          366,965
                                                                                                  -----------      -----------
                   Total liabilities and shareholders' equity   . . . . . . . . . . . . . .       $ 3,120,374      $ 2,857,906
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

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                   --------------------------
                                                                                                        1997           1996
                                                                                                    ----------      ---------
Operating activities:
          Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   56,154     $  31,490
          Adjustments to reconcile net income to net cash provided by operating activities:
            Change in future policy benefits, unpaid claims and claim expenses,
               reinsurance receivables and policyholder accounts  . . . . . . . . . . . . . . .           40,245        39,493
            Amortization, principally the cost of business acquired and investments   . . . . .           15,166        19,456
            Deferred costs of business acquired   . . . . . . . . . . . . . . . . . . . . . . .          (24,724)      (21,503)
            Net realized (gains) losses on investments  . . . . . . . . . . . . . . . . . . . .           (9,577)        5,934
            Net change in trading account activities  . . . . . . . . . . . . . . . . . . . . .              231        (6,912)
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,862)        4,443
                                                                                                      ----------     ---------
               Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . .           63,633        72,401
                                                                                                      ----------     ---------

Investing activities:
          Securities available for sale:  . . . . . . . . . . . . . . . . . . . . . . . . . . .
            Purchases of investments and loans made   . . . . . . . . . . . . . . . . . . . . .       (1,023,969)   (1,096,566)
            Sales of investments and receipts from repayment of loans   . . . . . . . . . . . .          804,911     1,139,974
            Maturities of investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,925        24,267
          Cash acquired in the SIG Merger, net of consideration paid  . . . . . . . . . . . . .                -        37,313
          Change in deposit in separate account . . . . . . . . . . . . . . . . . . . . . . . .           (1,033)         (986)
                                                                                                      ----------     ---------
            Net cash (used) provided by investing activities  . . . . . . . . . . . . . . . . .         (194,166)      104,002
                                                                                                      ----------     ---------

Financing activities:
          Deposits to policyholder accounts . . . . . . . . . . . . . . . . . . . . . . . . . .           53,114        47,271
          Withdrawals from policyholder accounts  . . . . . . . . . . . . . . . . . . . . . . .          (50,352)      (58,774)
          Proceeds from issuance of common stock and exercise of stock options  . . . . . . . .            3,061           658
          Proceeds from issuance of Capital Securities  . . . . . . . . . . . . . . . . . . . .           98,750             -
          Borrowings under Credit Agreement . . . . . . . . . . . . . . . . . . . . . . . . . .                -        64,000
          Principal payments under Credit Agreement . . . . . . . . . . . . . . . . . . . . . .          (52,000)      (11,000)
          Change in amounts due to brokers and other short-term financing . . . . . . . . . . .                -        (5,000)
          Change in liability under reverse repurchase agreements . . . . . . . . . . . . . . .           45,090      (149,629)
                                                                                                      ----------     ----------
            Net cash provided (used) by financing activities  . . . . . . . . . . . . . . . . .           97,663      (112,474)
                                                                                                      ----------     ---------

(Decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .          (32,870)       63,929
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . . .           89,711        16,685
                                                                                                      ----------     ---------
            Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .       $   56,841     $  80,614
                                                                                                      ==========     =========





                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1996. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1996.

NOTE B - CAPITAL SECURITIES

On March 25, 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding (the "Common Securities" and, collectively with the Capital Securities, the "L.L.C. Securities"), the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually on March 25 and September 25 of each year, but may be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period. The distribution and other payment dates on the L.L.C. Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the L.L.C. Securities in exchange for the Capital Securities upon the liquidation of Delphi Funding.
The Company has fully and unconditionally guaranteed all payments due on the Capital Securities. The Junior Debentures and the Common Securities purchased by the Company are eliminated in the Consolidated Balance Sheet. Dividends on the Capital Securities are presented net of a tax benefit in the Consolidated Statement of Income.

NOTE C - MERGER

The SIG Merger was consummated on March 5, 1996 and was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger. The pro forma operating results for the nine months ended September 30, 1996, which treat the SIG Merger as if it had occurred at the beginning of 1996, are as follows: total revenue of $369.7 million, which includes realized investment losses of $6.0 million, or $0.19 per share after taxes, income from continuing operations of $40.7 million and earnings per share from continuing operations of $2.02. Pro forma net income, after losses from discontinued operations of $6.6 million, or $0.33 per share, would be $34.1 million, or $1.69 per share, for the nine months ended September 30, 1996. In preparing the pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 20.2 million used in calculating the pro forma per share data assume that all of the outstanding SIG Options were exercised at the beginning of the period. The pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the date indicated and should not be construed as representative of future operating results.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



NOTE D - INVESTMENTS

At September 30, 1997, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,071.2 million and an amortized cost of $2,064.3 million. At December 31, 1996, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,891.5 million and an amortized cost of $1,936.2 million.

NOTE E - RESULTS PER SHARE OF COMMON STOCK

Results per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding for the applicable period, adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents include common stock options and deferred shares.

The Company's Board of Directors declared a 2% stock dividend on May 13, 1997, which was distributed to stockholders on June 10, 1997. The fair value of the shares distributed of $13.7 million was transferred from retained earnings to common stock and additional paid in capital. The 1996 results per share and applicable share amounts have been restated to reflect the stock dividend.

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute per share results and to restate all prior periods. Under the new requirements for calculating results per share of common stock, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in net income per share of common stock of $0.22 and $0.13 for the nine months ended September 30, 1997 and 1996, respectively, and $0.08 and $0.06 for the three months ended September 30, 1997 and 1996, respectively. The impact of Statement No. 128 on the calculation of results per share of common stock, assuming full dilution, is not expected to be material.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to
Nine Months Ended September 30, 1996

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the nine months ended September 30, 1997 were $267.7 million as compared to $244.3 million for the nine months ended September 30, 1996, an increase of 10%. Premiums from the Company's excess workers' compensation insurance product, which was acquired in March 1996 and included in the Company's results from the date of the acquisition, totaled $47.6 million for the first nine months of 1997 as compared to $39.9 million for the corresponding period of 1996. Growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base, also contributed to the increase in premiums. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $47.7 million for the first nine months of 1997 as compared to $45.9 million for the comparable period of 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the nine months ended September 30, 1997 was $124.9 million as compared to $113.0 million for the nine months ended September 30, 1996, an increase of 11%. The increase is primarily due to an increase in average invested assets as a result of the SIG Merger and the investment of a portion of the proceeds from the issuance of the Capital Securities (as defined below) and net cash provided by operating activities. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.1% on average invested assets of $2,054.0 million in 1997 and 8.4% on average invested assets of $1,800.8 million in 1996.

Net Realized Investment Gains (Losses). Net realized investment gains were $9.6 million for the nine months ended September 30, 1997 as compared to net realized investment losses of $5.9 million for the nine months ended September 30, 1996. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the nine months ended September 30, 1997 were $302.9 million as compared to $280.0 million for the nine months ended September 30, 1996, an increase of 8%. During 1997, benefits and expenses for group employee benefit products increased by $21.9 million as compared to 1996, primarily due to growth in these product lines. Also contributing to the increase was the inclusion of the Company's excess workers' compensation insurance product, which was acquired in March 1996, for the full nine month period of 1997. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 96.6% for the nine months ended September 30, 1997 and 1996. Amortization of cost of business acquired related to asset accumulation products was accelerated by $1.5 million during 1997 and $3.7 million during 1996 due to better than expected investment results. The weighted average annualized crediting rate on asset accumulation products for the nine months ended September 30, 1997 and 1996 was 5.3%.

Operating Income. Income from continuing operations before interest and income tax expense and dividends for the nine months ended September 30, 1997 was $99.2 million as compared to $71.4 million for the nine months ended September 30, 1996, an increase of 39%. The increase was primarily due to the inclusion of excess workers' compensation insurance results for the entire period in 1997, an increase in average invested assets and realized investment gains in 1997 as compared to realized investment losses in 1996.

Interest Expense. Interest expense for the nine months ended September 30, 1997 was $11.4 million as compared to $13.8 million for the nine months ended September 30, 1996. This decrease is primarily due to the repayment of $50.0 of borrowings under the Credit Agreement with the proceeds from the issuance of the Capital Securities (as defined below), partially offset by the inclusion of a full nine months of interest expense on the SIG Senior Notes in 1997. In addition, the 1996 period includes interest paid in connection with the settlement of prior year federal income taxes.

Income Taxes. Income tax expense for the nine months ended September 30, 1997 was $28.6 million as compared to $19.4 million for the nine months ended September 30, 1996. The increase was primarily due to the $27.8 million increase in operating income partially offset by a decrease in the effective tax rate from 33.8% for the nine months ended September 30, 1996 to 32.5% for the nine months ended September 30, 1997 due to tax-exempt interest income.

Dividends on Capital Securities. On March 25, 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. See Note B to the Consolidated Financial Statements.

Discontinued Operations. The Company disposed of its long-term care business, which was discontinued in 1996, during the second quarter of 1997. The proceeds from the disposal were not material and the actual results for this business subsequent to its discontinuance did not materially differ from the loss of $5.8 million, net of a tax benefit of $3.2 million, provided for at September 30, 1996 in connection with the discontinuance of this business. Operating losses on this business totaled $0.8 million, net of a tax benefit of $0.4 million, for the nine months ended September 30, 1996.


Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended September 30, 1997 were $89.8 million as compared to $85.4 million for the three months ended September 30, 1996, an increase of 5%. Premiums from the Company's group employee benefit products, excluding excess workers' compensation insurance, increased by $5.5 million primarily due to the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base. Excess workers' compensation insurance premiums decreased by $1.3 million primarily due to state mandated reductions in premium rates and increased competition. The Company does not expect this reduction in premiums to have a material impact on the underwriting results for this product as decreased benefit levels, also mandated by the states, are expected to offset the decline in premiums. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $11.6 million and $15.4 million for the three months ended September 30, 1997 and 1996, respectively. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended September 30, 1997 was $40.4 million as compared to $44.0 million for the three months ended September 30, 1996. A decrease in the weighted average annualized yield was partially offset by an increase in average invested assets due to the investment of a portion of the proceeds from the issuance of the Capital Securities and net cash provided by operating activities. The 1996 investment results reflect strong performance by the Company's independent investment managers program. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.6% on average invested assets of $2,132.1 million in 1997 and 8.9% on average invested assets of $1,973.7 million in 1996.

Net Realized Investment Gains (Losses). Net realized investment gains were $5.2 million for the three months ended September 30, 1997 as compared to net realized investment losses of $0.7 million for the three months ended September 30, 1996. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended September 30, 1997 were $100.9 million as compared to $101.1 million for the three months ended September 30, 1996. The amortization of cost of business acquired related to asset accumulation products was accelerated by $3.1 million during the third quarter of 1996 due to better than expected investment results. There was no acceleration of amortization of cost of business acquired during the corresponding period of 1997. The weighted average annualized crediting rate on asset accumulation products for the three months ended September 30, 1997 and 1996 was 5.4% and 5.3%, respectively. Benefits and expenses for group employee benefit products increased by $3.4 million primarily due to growth in the Company's group employee benefit products. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 96.4% for the three months ended September 30, 1997 as compared to 97.2% for the three months ended September 30, 1996.

Operating Income. Income from continuing operations before interest and income tax expense and dividends for the three months ended September 30, 1997 was $34.6 million as compared to $27.6 million for the three months ended September 30, 1996, an increase of 25%. The increase was primarily due to realized investment gains in 1997 as compared to realized investment losses in 1996.

Interest Expense. Interest expense for the three months ended September 30, 1997 was $3.6 million as compared to $5.8 million for the three months ended September 30, 1996. This decrease is primarily due to the repayment of $50.0 of borrowings under the Credit Agreement with the proceeds from the issuance of the Capital Securities. In addition, the 1996 period includes interest paid in connection with the settlement of prior year federal income taxes.

Income Taxes. Income tax expense for the three months ended September 30, 1997 was $9.7 million as compared to $7.3 million for the three months ended September 30, 1996. The increase was primarily due to the $7.0 million increase in operating income partially offset by a decrease in the effective tax rate from 33.6% for the three months ended September 30, 1996 to 31.1% for the three months ended September 30, 1997 due to tax-exempt interest income.

Dividends on Capital Securities. On March 25, 1997, Delphi Funding L.L.C., a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Series A Capital Securities (the "Capital Securities") in a public offering. See Note B to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

On March 25, 1997, Delphi Funding issued $100.0 million liquidation amount of Capital Securities in a public offering pursuant to the Company's existing shelf registration statement (see Note B to the Consolidated Financial Statements). The net proceeds from the offering were used to repay $50.0 million of borrowings under the Credit Agreement, and the remainder was invested with selected independent investment managers.

The Company had approximately $203.5 million of financial resources available at the holding company level at September 30, 1997 as compared to $117.2 million at December 31, 1996. The increase in available financial resources was primarily due to funds received from the Capital Securities offering and earnings from the Company's non-insurance subsidiaries. The financial resources available at the holding company level are primarily comprised of investments in fixed maturity securities and the common stock of its non-insurance subsidiaries. The assets of these non-insurance subsidiaries are primarily invested in balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $37.2 million during 1997, of which $19.0 million has been paid during the first nine months of the year. Additional dividends may be paid with the requisite approvals.
Of the unused portion of the Credit Agreement facility of $152.0 million, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

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


                 DELPHI FINANCIAL GROUP, INC. (Registrant)



                 /s/  ROBERT ROSENKRANZ
                 -------------------------------------------------------------
                 Robert Rosenkranz
                 Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)




                 /s/  JANE R. DUNLAP
                 -------------------------------------------------------------
                 Jane R. Dunlap
                 Vice President and Treasurer
                 (Principal Accounting and Financial Officer)




Date: October 31, 1997