Form 10-K405
period 1997-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 1998-03-17
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                            (302) 478-5142                                13-3427277
            --------                            --------------                                ----------
 (State or other jurisdiction of        (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)              including area code)                               Number)


1105 North Market Street, Suite 1230, Wilmington, Delaware             19899
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)


          Securities registered pursuant to Section 12(b) of the Act:


 Class A Common Stock, $.01 par value                New York Stock Exchange
 ------------------------------------                -----------------------
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

                          Yes   X         No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Class A Common Stock on February 26, 1998, was $562,225,000.

As of February 26, 1998, the Registrant had 12,925,733 shares of Class A Common Stock and 6,156,787 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise), organized as a Delaware corporation in 1987, is an insurance holding company engaged through its subsidiaries in offering a diverse portfolio of group employee benefit products including life, disability, excess workers' compensation and personal accident insurance. The Company also offers asset accumulation products, primarily annuities, to individuals and groups. The Company's two product categories are group employee benefit products and asset accumulation products. The Company offers its insurance products in all fifty states and the District of Columbia. Pennsylvania, California, New Jersey, Illinois, New York and Florida collectively accounted for approximately 46% of the Company's direct written premiums determined in accordance with statutory accounting principles ("SAP"), with no state representing more than approximately 10% of these premiums for the year ended December 31, 1997.


OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth or which require expertise to meet the specialized needs of its customers. The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers where nearly all of the employment growth in the American economy has occurred in the last few years. It has also developed complementary investment management skills which, together with its insurance business, are aimed at achieving above average returns on the capital of the Company. The Company's operating strategy has also emphasized the acquisition of blocks of insurance business and financial services companies and the active management of its investment portfolio.

The Company's operating strategy has contributed to an average annual return on shareholders' equity of 22% during the period from January 1988 to December 1997. Over this same period, net income and shareholder's equity have grown at a compound annual rate of 36%, and book value per share has grown at a compound annual rate of 28%. This strategy has also contributed to a 12% compound annual growth rate in insurance premiums and policyholder fees during the period from January 1988 through December 1997 and an increase in total assets from $819.1 million at December 31, 1987 to $3,203.7 million at December 31, 1997, a compound annual growth rate of 15%.

The Company acquired Reliance Standard Life Insurance Company ("RSLIC") and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC") in November 1987. RSLIC, founded in 1907, and FRSLIC underwrite a diverse portfolio of life and accident and health insurance products targeted principally to the employee benefits market and also market asset accumulation products, primarily annuities, to individuals and groups.

SIG Holdings, Inc. ("SIG"), the parent company of Safety National Casualty Corporation ("SNCC"), was merged into the Company in March 1996 (the "SIG Merger"). See "Other Transactions." SNCC is an insurance specialist providing excess workers' compensation insurance products to the self-insured market. Founded in 1942, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States.

The Company's management of its investment portfolio is an important component of its profitability. The Company's strategy emphasizes liquidity and yield, while seeking to limit risks associated with interest rate fluctuations and credit quality. The Company's average yield on invested assets (excluding realized and unrealized investment gains and losses) was 7.8%, 8.5% and 8.3% for the years ended December 31, 1997, 1996 and 1995, respectively. See "Investments."


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

The following table sets forth, for the periods indicated, selected financial and statistical data concerning the Company's group employee benefit products:

                                                                                  Year Ended December 31,
                                                                     --------------------------------------------
                                                                         1997             1996            1995
                                                                     ------------    ------------     -----------
                                                                               (dollars in thousands)
Insurance premiums:
  Life............................................................   $    146,485    $    135,806     $   127,760
  Disability income...............................................         96,469          92,024          85,849
  Excess workers' compensation (1)................................         64,499          56,200               -
  Personal accident and other.....................................         48,439          47,348          43,470
                                                                     ------------    ------------     -----------
    Total insurance premiums......................................   $    355,892    $    331,378     $   257,079
                                                                     ============    ============     ===========

Group life insurance policy data: Group life insurance in force:
      Balance, beginning of period................................   $ 49,156,630    $ 43,468,174     $45,547,840
      Sales.......................................................      7,482,524       6,969,825       6,412,543
      Lapses......................................................     (7,236,287)     (8,201,918)     (8,430,816)
      Other increases (decreases) (2).............................      7,552,486       6,920,549         (61,393)
                                                                     ------------    ------------     -----------
      Balance, end of period......................................   $ 56,955,353    $ 49,156,630     $43,468,174
                                                                     ============    ============     ===========

    Policy count .................................................          7,106           6,976           6,652

     (1) Reflects the acquisition of excess workers' compensation business in March 1996.

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

                                                                                  Year Ended December 31,
                                                                           ------------------------------------
                                                                            1997 (1)      1996 (1)          1995
                                                                           ------         ------          -----
Loss ratio...........................................................        68.3  %        70.0  %        74.4   %
Expense ratio........................................................        27.6           26.7           24.5
                                                                           ------         ------          -----
    Combined ratio...................................................        95.9  %        96.7  %        98.9   %
                                                                           ======         ======          =====

     (1) Reflects the acquisition of excess workers' compensation business in March 1996.

The Company's group life insurance products, which include voluntary group term life, provide for the payment of a stated amount upon the death of a member of the insured group and policy terms are generally one year. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $150,000 per individual for employer provided group life insurance policies and $100,000 for voluntary group term life policies under indemnity reinsurance arrangements with various reinsurers. See "Reinsurance."

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

The Company's group employee benefit products are sold primarily by independent brokers, agents and TPAs. The Company's home offices and 23 sales offices located throughout the country provide nationwide sales support and service existing business. The Company believes that its national sales network minimizes expenses traditionally associated with large insurance company captive marketing systems.


ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist primarily of annuity products, principally single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). The Company consummated five separate annuity block acquisitions between 1988 and 1992 that resulted in the assumption of $967.1 million in liabilities in the form of policyholder account balances. The first acquisition was an assumption reinsurance transaction, and the others were indemnity reinsurance transactions. In the case of each acquisition, assets supporting the related reserves were transferred to, and are managed by, the Company. Pursuant to the assumption reinsurance acquisition, the Company has the right to establish the crediting rate with respect to the business acquired. The Company has the right under each indemnity reinsurance transaction to recommend to the ceding company crediting rates with respect to the business acquired. The ceding company is solely responsible for payment of crediting rates to the extent that these rates exceed the greater of the recommended rate and certain benchmark rates. A substantial portion of the Company's profitability on asset accumulation products is generated from spread income, which is the difference between the net yield achieved on invested assets and the interest credited on policyholder account balances. As a result of the Company's ability to recommend increases or decreases to applicable crediting rates annually, it believes that it can manage the spread income on the annuity business acquired. The aggregate lapse rates experienced on the annuity acquisitions have been consistent with the levels assumed in pricing the transactions and consequently have not adversely affected the Company's liquidity or results of operations.

In the fall of 1995, the Company began to market its new SPDA annuity products, including a product with a market value adjustment ("MVA") feature that provides for an adjustment to the accumulated value of the policy if it is surrendered during the surrender charge period. These new products are sold predominantly through networks of independent agents. For the year ended December 31, 1997, these new products accounted for $55.5 million of asset accumulation product deposits, of which $43.8 million was attributable to the new MVA annuity product. One network of independent agents accounted for approximately 70% of the deposits from these new products during 1997. The Company believes that it has a good relationship with this network.

The following table sets forth for the periods indicated selected financial and statistical data concerning the Company's asset accumulation products:

                                                                                Year Ended December 31,
                                                                     --------------------------------------------
                                                                         1997             1996            1995
                                                                     ------------    ------------     -----------
                                                                              (dollars in thousands)
Asset accumulation product deposits..............................    $    57,926     $     59,460     $    13,580
                                                                     ============    ============     ===========

Funds under management (at period end):
    Annuities....................................................    $    657,882    $    689,952     $   695,737
    GICs (1).....................................................           1,046           1,046          18,997
                                                                     ------------    ------------     -----------
       Total funds under management..............................    $    658,928    $    690,998     $   714,734
                                                                     ============    ============     ===========

Policy count.....................................................          34,943          37,288          38,119

    (1) The Company no longer actively markets guaranteed investment contracts ("GICs") and the remaining contract matures in 1998.

An SPDA provides for a single payment by an annuity holder to the Company, and the crediting of interest by the Company at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity holder's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company annually, typically on the policy anniversary, subject to specified guaranteed minimum crediting rates. Minimum guaranteed crediting rates currently range from 3.0% to 5.5%. Withdrawals may be made at any time, but some withdrawals may result in the assessment of surrender charges, market value adjustments, taxes, and/or tax penalties on the withdrawn amount.

At December 31, 1997, annuity liabilities were composed of $482.8 million of SPDA liabilities and $175.1 million of FPA liabilities, for a total of $657.9 million of annuity liabilities with a weighted average crediting rate of 5.5%. Of these liabilities, $214.0 million were subject to surrender charges averaging 7.4% at December 31, 1997. Annuity liabilities not subject to surrender charges have been in force, on average, for 16 years.

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

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See "Investments."


VARIABLE LIFE INSURANCE PRODUCTS

In 1991, the Company introduced a variable flexible premium universal life insurance policy under which the related assets are segregated in a separate account not subject to claims of general creditors of the Company. Policyholders may elect to deposit amounts in the account from time to time, subject to underwriting limits and a minimum initial deposit of $1.0 million. At December 31, 1997, these deposits, excluding the Company's deposit, totaled $63.3 million. Pursuant to the investment option that is available to policyholders, the assets of the separate account have been invested with independent investment managers employing a variety of diversified investment strategies. Both the cash values and death benefits of these policies fluctuate according to the investment experience of the assets in the separate account; accordingly, the investment risk with respect to these assets is borne by the policyholders and any adverse investment experience with respect to these investments would not have a material adverse effect on the Company's results of operations and financial condition. The Company earns fee income from the separate account in the form of charges for management and other administrative fees. The Company reinsures risks in excess of $200,000 per individual under indemnity reinsurance arrangements with various reinsurance companies. See "Reinsurance."


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

For information regarding the composition and diversification of the Company's investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investments" and Notes A, C, D, and J to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the pretax investment results of the Company's investment portfolio:

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       1997             1996              1995
                                                                  -------------     ------------     --------------
                                                                             (dollars in thousands)
Average investments (1) (2)...............................        $   2,049,274     $  1,823,223     $    1,417,472
Net investment income (2) (3).............................              160,194          154,750            117,112
Weighted average annual yield (4).........................                  7.8%             8.5%               8.3%
Net realized investment gains (losses)....................        $      14,568     $     (2,651)    $          704

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

     (4) The weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income (exclusive of realized and unrealized gains and losses) by average investments for the period. The 1996 and 1995 investment yields reflect strong performance by the Company's independent investment managers program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable at any time as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer, subject, in certain cases, to specified rights on the part of the Company to recapture these risks. At December 31, 1997, all of the Company's significant reinsurers were rated "A-" (Excellent) or higher by A.M. Best Company. See Notes D and P to the Consolidated Financial Statements.

As of December 31, 1997, reinsured amounts with the Company's reinsurers are as follows:

                                                                                      Policy              Amounts
                                                                                   Reserves and         Recoverable
                                                                Premium            Policyholder       from Reinsurers
                                                                Income           Account Balances      for Paid and
                                                                 Ceded                Ceded            Unpaid Claims
                                                              ----------          ----------          -------------
                                                                             (dollars in thousands)
Protective Life Insurance Company.........................    $   13,891          $  134,972            $    1,049
Cologne Life Reinsurance Company..........................             -              16,694                 8,627
TAURUS....................................................         7,590                   -                     -
Sun Life Assurance of Canada..............................         8,913              20,008                 9,499
All other reinsurers......................................        36,665              10,474                25,282
                                                              ----------          ----------            ----------
    Total.................................................    $   67,059          $  182,148            $   44,457
                                                              ==========          ==========            ==========

The Company currently participates as an assuming insurer in a number of reinsurance pools. These reinsurance pools generally are administered by TPAs or managing underwriters which underwrite risks, coordinate premiums charged and process claims. The Company has the right, generally exercisable annually, to terminate or change its participation in any of these pools as to new business. For the year ended December 31, 1997, these reinsurance pools represented, in the aggregate, $50.6 million of premiums and policyholder fees and $47.3 million of benefits, and the Company's five largest participations in these reinsurance pools represented $41.5 million of earned premiums and $39.4 million of benefits. The Company has also acquired blocks of annuity business through indemnity and assumption reinsurance agreements. See "Asset Accumulation Products."

In January 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly-owned subsidiary of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. See "Other Transactions." Pursuant to these agreements, approximately $100.0 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $65.0 million of excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

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

The life and accident and health insurance reserves carried in the Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP") and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the level-premium reserve method on all insurance business. See Note A to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.


EXCESS WORKERS' COMPENSATION INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for casualty insurance products. Reserves for claim expenses represent the estimated probable costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements. At December 31, 1997, over 93% of these reserves related to excess workers' compensation insurance, and the balance consisted of reserves for workers' compensation insurance, excess unemployment compensation insurance, self-insurance bonds and an excess umbrella liability insurance product that was discontinued in 1985.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                                                              Period from
                                                                                            Year Ended        March 5 (1)
                                                                                             December 31,    to December 31,
                                                                                                1997              1996
                                                                                             ---------        ----------
                                                                                               (dollars in thousands)
     Unpaid claims and claim expenses, beginning of period........................          $  380,826        $  369,871

     Provision for claims and claim expenses incurred in the current year.........              41,221            28,290
     (Decrease) increase in estimated claims and claim expenses incurred in
      prior years.................................................................              (2,419)            7,358
                                                                                             ---------        ----------
         Incurred claims and claim expenses during the current year...............              38,802            35,648
                                                                                            ----------        ----------

     Deduct claims and claim expenses paid, occurring during:
         Current year.............................................................               1,498               249
         Prior years..............................................................              30,079            24,444
                                                                                            ----------        ----------
              Total paid..........................................................              31,577            24,693
                                                                                            ----------        ----------

     Unpaid claims and claim expenses, end of period..............................          $  388,051        $  380,826
                                                                                            ==========        ==========

     (1)  The date of the SIG Merger.

The 1997 decrease in estimated claims and claim expenses incurred in prior years is principally due to favorable claims development during the year. The 1996 increase in estimated claims and claim expenses incurred in prior years is primarily due to the accretion of interest on discounted claim reserves. The effects of the discount to reflect the time value of money of $164.0 million, $168.8 million and $176.7 million at March 5, 1996, December 31, 1996 and December 31, 1997, respectively, have been removed from the loss development table which follows in order to present the gross loss development. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 1997.

                                                                     March 5,        December 31,      December 31,
                                                                     1996 (1)           1996              1997
                                                                     --------           ----              ----
                                                                              (dollars in thousands)
     Reserve for unpaid claims and claim expenses.............    $     533,871     $    549,653     $     564,734
     Cumulative amount of liability paid:
         One year later.......................................           24,444           30,079
         Two years later......................................           53,605
     Liability reestimated as of :
         One year later.......................................          524,423          531,118
         Two years later......................................          506,024
     Cumulative redundancy....................................           27,847           18,535

     (1) The "One year later" amounts are for the period from March 5, 1996, the date of the SIG Merger, to December 31, 1996. The "Two years later" amounts are for the period from March 5, 1996 to December 31, 1997.

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

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, excluding the effects of reinsurance, are approximately $34.8 million less than those reported by the Company for statutory financial statement purposes at December 31, 1997. This difference is primarily due to the use of different discount factors under GAAP and SAP. See Note A to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.


COMPETITION

The insurance industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger agency sales operations. Competition in asset accumulation product markets is also encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

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

The ability of the Company to receive dividends from its insurance subsidiaries is governed by the insurance laws of the subsidiaries' respective states of domicile. These insurance laws require, among other things, that the statutory surplus of the domiciled insurance company, following any dividend or distribution, be reasonable in relation to its outstanding liabilities and adequate to its financial needs, as determined under standards contained therein. The insurance commissioners of these states may bring an action to enjoin or rescind the payment of a dividend or distribution by an insurer domiciled in its state that would cause the insurer's statutory surplus to be unreasonable or inadequate under this standard. For further information on state limitations on dividends by insurers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - General" and Note L to the Consolidated Financial Statements.

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are continuously involved in a process of reexamining existing laws and their application to insurance companies. Among other things, this reexamination has focused on insurance company investment and financial regulatory issues and, more recently, issues relating to the manner in which insurance products are sold and marketed. In some instances, it has resulted in new interpretations of existing law, the development of new laws and the implementation of nonstatutory guidelines. In addition, the NAIC is currently in the process of comprehensively codifying (and, in certain respects, revising) SAP, which process, when complete, may affect the manner in which insurance companies, including the Company's insurance subsidiaries, report their statutory financial condition and operating results. It is not possible to predict the future impact of changing regulation or accounting practices on the operations of the Company and its insurance subsidiaries.

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

The federal government currently does not directly regulate the insurance business. However, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business.

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


EMPLOYEES

The Company and its subsidiaries employed 534 persons at December 31, 1997. The Company believes that it enjoys good relations with its employees.


OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries.


OTHER TRANSACTIONS

In February 1993, the Company entered into an $85.0 million revolving credit facility with a group of institutional lenders (the "Credit Agreement") and used a portion of the facility to refinance a term loan with an institutional lender. Beginning in July 1993, the Company implemented a recapitalization plan (the "Recapitalization") designed to enhance its financial condition by increasing shareholders' equity, reducing leverage and decreasing interest expense. In addition, the Recapitalization was designed to increase the liquidity of the Company's Class A Common Stock. The first step of the Recapitalization occurred in July 1993 and included (i) increasing the principal amount available under the Credit Agreement from $85.0 million to $120.0 million and (ii) using $30.0 million of the additional available funds to redeem $29.0 million aggregate principal amount of the Company's 11 3/4% Senior Subordinated Debentures due 1999 (the "Senior Subordinated Debentures") at 103.42% of par value. In October 1993, the Company completed the second step of the Recapitalization, which included (i) the public offering of $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes"), for net proceeds of $82.4 million and (ii) the public offering of 3.4 million shares of Class A Common Stock (of which 1.2 million shares were sold by selling shareholders) for net proceeds to the Company of $35.8 million. The Recapitalization was completed in November 1993, when the Company redeemed all of the remaining $87.8 million par value Senior Subordinated Debentures at 103.42% of par value.

In July 1994, the Company's shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement provides for the sale, from time to time, of up to $150.0 million of securities. To date, the Company has issued $100.8 million of the total amount of securities available for issuance.

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

On March 5, 1996, SIG was merged into the Company for consideration of approximately $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 5.3 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger, plus additional contingent consideration of up to $20.0 million. In connection with the merger, the Company also assumed $45.0 million of SIG's 8.5% Senior Secured Notes due 2003 (the "SIG Senior Notes"). The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998, or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three-year period or $104.4 million for the four-year period. Because SIG's cumulative net income exceeded the income goal for the two years ended December 31, 1997, the Company accrued $10.0 million of the contingent consideration and recorded $10.0 million of additional goodwill in 1997.

The Company's Board of Directors declared a 20% stock dividend on August 30, 1996, which was distributed to stockholders on September 30, 1996, and a 2% stock dividend on May 13, 1997, which was distributed to stockholders on June 10, 1997. Results per share and applicable share amounts have been restated to reflect the stock dividends.

In December 1996, the Company and its existing lenders agreed to amend and restate the terms of the Credit Agreement to, among other things, reduce the Company's borrowing costs. Under the amended terms, the maximum amount available will be reduced incrementally over a four and one-half year period beginning in October 1999. See Note F to the Consolidated Financial Statements.

During 1997, the Company disposed of its long-term care insurance business, which was discontinued in 1996. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company exited this business due to its continued losses attributable to lower than expected sales and profit levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. See Note Q to the Consolidated Financial Statements.

In March 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period, in which event distributions on the Capital Securities will also be deferred and the Company will not be permitted to pay cash dividends or make payments on any junior indebtedness. No interest payments on the Junior Debentures have been deferred since their issuance. The distribution and other payment dates on the Capital Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the Capital Securities. Pursuant to the related transaction documents, the Company has, on a subordinated basis, guaranteed all payments due on the Capital Securities.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International, a newly-formed, independent Bermuda insurance holding company. Delphi International will provide, through its wholly-owned subsidiary, Oracle Re, reinsurance primarily for group employee benefit insurance products, including group long-term disability and excess workers' compensation insurance offered by RSLIC and SNCC. Delphi International will also seek to expand its customer base and to develop additional products and services. Delphi International was organized to take advantage of reinsurance and alternative risk market opportunities that are believed to exist in the Bermuda market. Subsequent to the completion of the rights offering, the Company entered into certain reinsurance agreements with Oracle Re. See "Reinsurance." These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.


ITEM 2. PROPERTIES

The Company's principal executive offices are located at 1105 North Market Street, Suite 1230, Wilmington, Delaware 19899. This office space is leased through an operating lease expiring in November 1999. RSLIC owns its home office building at 2501 Parkway, Philadelphia, Pennsylvania, which consists of approximately 100,000 square feet. SNCC also owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri which consists of approximately 58,000 square feet. The Company also maintains 23 sales offices throughout the country to provide nationwide sales support and service existing business.


ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company's insurance subsidiaries are defendants in litigation principally involving insurance policy claims and agent disputes, including claims for compensatory and punitive damages. In the opinion of management, the ultimate disposition of such pending litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY, RSLIC AND SNCC

The table below presents certain information concerning each of the executive officers of the Company, RSLIC and SNCC.

         Name                       Age     Position
         ----                       ---     --------
         Robert Rosenkranz           55     Director of the Company; Chairman of the Board, President and Chief
                                            Executive Officer of the Company; Chairman of the Board of RSLIC
         Robert M. Smith, Jr.        46     Director and Vice President of the Company
         Charles P. O'Brien          61     Director of the Company; President and Chief Executive Officer of RSLIC
         B.K. Werner                 64     Director of the Company; Chairman of the Board and Chief Executive
                                            Officer of SNCC
         Chad W. Coulter             35     Vice President and General Counsel of the Company; Vice President, General
                                            Counsel and Assistant Secretary of RSLIC
         Louis C. Lucido             49     Vice President, Investments of the Company
         Lawrence E. Daurelle        46     Vice President and Treasurer of RSLIC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He is also Chairman of the Board of RSLIC, FRSLIC and Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas") and serves on the Board of Directors of SNCC. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock as of February 26, 1998.

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

Mr. Werner has served as a Director of the Company since the SIG Merger in March 1996. He has served as Chairman of the Board of SNCC since June 1987 and as Chief Executive Officer since June 1990. Mr. Werner has served as a Director of and has been employed in various capacities by SNCC since 1959.

Mr. Coulter has served as Vice President and General Counsel of the Company and as Vice President, General Counsel and Assistant Secretary of RSLIC, FRSLIC and RSLIC-Texas since January 1998. He also served for RSLIC in similar capacities from February 1994 to August 1997, and in various capacities from January 1991 to February 1994. From August 1997 to December 1997 Mr. Coulter was Vice President and General Counsel of National Life of Vermont.

Mr. Lucido has served as Vice President, Investments of the Company since July 1997 and as a Director of FRSLIC since August 1997. Prior to July 1997, Mr. Lucido was Managing Director, Chief Operating Officer and Corporate Secretary of Hyperion Capital Management, Inc. in New York, New York.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $43.50 on February 26, 1998. There were approximately 1,700 holders of record of the Company's Class A Common Stock as of February 26, 1998.

The following table sets forth high and low closing prices for the Company's Class A Common Stock. The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG and, prior to October 31, 1996, was traded on the NASDAQ National Market under the symbol DLFI. Prior periods have been restated to reflect the 20% stock dividend distributed September 30, 1996 and the 2% stock dividend distributed June 10, 1997.

                                                                   High              Low
                                                                   ----              ---
         1996:    First Quarter                               $  20 5/8         $  17 17/64
                  Second Quarter                                 23 57/64          19 3/32
                  Third Quarter                                  28 7/16           20 5/8
                  Fourth Quarter                                 28 59/64          26 23/32

         1997:    First Quarter                               $  35 19/64       $  28 59/64
                  Second Quarter                                 42 3/4            29 19/64
                  Third Quarter                                  45 3/8            38
                  Fourth Quarter                                 45                38 1/8

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company set forth below were derived from the Consolidated Financial Statements included elsewhere herein or previously filed by the Company. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                         Year Ended December 31,
                                                   -------------------------------------------------------------------
                                                    1997 (1)      1996 (1)         1995          1994          1993
                                                   -----------   -----------   -----------   -----------    ----------
INCOME STATEMENT DATA:                                      (dollars in thousands, except per share data)
   Insurance premiums and policyholder fees:
      Group employee benefit products......        $  355,892    $  331,378    $  257,079    $  233,697     $  206,587
      Annuities............................             3,072         2,122         2,121         1,716          6,285
      Other insurance products (2).........             1,907         1,733         1,702        13,099         22,047
   Net investment income...................           160,194       154,750       117,112       106,576        177,374
   Net realized investment gains (losses)..            14,568        (2,651)          704        10,213         13,963
                                                   ----------    ----------    ----------    ----------     ----------
      Total revenue........................           535,633       487,332       378,718       365,301        426,256
   Benefits and expenses...................           402,739       387,713       314,549       315,407        335,685
                                                   ----------    ----------    ----------    ----------     ----------
   Income from continuing operations before
      interest and income tax expense and
      dividends on Capital Securities of
      Delphi Funding.......................           132,894        99,619        64,169        49,894         90,571
   Interest expense........................            15,030        18,269        13,257        12,252         17,720
   Income taxes............................            38,226        27,496        18,170        11,698         26,098
   Dividends on Capital Securities of
      Delphi Funding (3)...................             4,656             -             -             -              -
                                                   ----------    ----------    ----------    ----------     ----------
   Income from continuing operations.......        $   74,982    $   53,854    $   32,742    $   25,944     $   46,753
                                                   ==========    ==========    ==========    ==========     ==========
   Net income (4) .........................        $   74,982    $   47,253    $   30,464    $   25,818     $   34,746
                                                   ==========    ==========    ==========    ==========     ==========

BASIC RESULTS PER SHARE (5):
   Income from continuing operations excluding
      realized investment gains (losses)...        $     3.50    $     3.15    $     2.25    $     1.37     $     3.42
   Income from continuing operations.......        $     4.00    $     3.06    $     2.28    $     1.83     $     3.79
   Net income (4)..........................        $     4.00    $     2.68    $     2.12    $     1.83     $     2.81
   Weighted average shares
      outstanding (000's) (6)..............            18,731        17,622        14,374        14,141         12,344

DILUTED RESULTS PER SHARE (5):
   Income from continuing operations excluding
      realized investment gains (losses)...        $     3.32    $     2.95    $     2.20    $     1.33     $     3.28
   Income from continuing operations.......        $     3.80    $     2.86    $     2.23    $     1.78     $     3.64
   Net income (4)..........................        $     3.80    $     2.51    $     2.08    $     1.77     $     2.71
   Weighted average shares
      outstanding (000's) (6)..............            19,740        18,853        14,666        14,559         12,843

OTHER DATA:
   Diluted book value per share (7) (8)....        $    26.07    $    18.86    $    15.20    $    11.66     $    14.05
   Return on average shareholders' equity (9)            15.0%         18.5%         16.6%         10.4%          25.5%
   Interest coverage ratio (10)............              8.84x         5.83x         4.84x         4.07x          5.11x


                                                                        December 31,
                                               -------------------------------------------------------------------------
                                                 1997 (1)       1996 (1)         1995            1994           1993
                                               ------------   -------------   ------------   ------------    -----------
BALANCE SHEET DATA:                                                      (dollars in thousands)
   Total investments..................         $ 2,480,402    $  2,295,007    $ 1,791,531    $ 1,965,154     $ 2,041,774
   Total assets.......................           3,203,713       2,857,906      2,323,010      2,472,776       2,344,321
   Long-term debt.....................             178,769         231,004        134,611        159,577         159,545
   Capital Securities of Delphi Funding (3)        100,000               -              -              -               -
   Shareholders' equity (8)...........             509,486         366,965        222,815        170,382         200,968
   Debt to total capitalization ratio (11)            22.7%           38.6%          37.7%          48.4%           44.3%

(1) Includes excess workers' compensation business acquired as a result of the SIG Merger.

(2) Amounts for 1994 and 1993 include individual life insurance business, which the Company exited in July 1994.

(3) Reflects the issuance of and the payment of dividends on $100.0 million of Capital Securities by Delphi Funding. See "Business - Other Transactions" and Note K to the Consolidated Financial Statements.

(4) The Company discontinued its long-term care business in 1996 and recorded a one-time after-tax charge of $5.8 million in 1996 attributable to this discontinuance. After-tax operating losses on this business were $0.8 million, $2.3 million and $0.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Company incurred an after-tax extraordinary loss of $12.0 million for the year ended December 31, 1993 associated with the early extinguishment of debt.

(5) Prior periods have been restated to reflect the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share," the 20% stock dividend distributed September 30, 1996 and the 2% stock dividend distributed June 10, 1997.

(6) Weighted average shares outstanding reflect the issuance of 2.1 million shares of Class A Common Stock in October 1993.

(7) Diluted book value per share is calculated by dividing shareholders' equity, as increased by the proceeds and tax benefit from the assumed exercise of outstanding stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(8) In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity was increased (decreased) by net unrealized appreciation (depreciation) on investments of $40.5 million, $(17.9) million, $(34.8) and $(57.9) million as of December 31, 1997, 1996, 1995 and 1994, respectively, due to the impact of SFAS No. 115.

(9) Return on average shareholders' equity is calculated by dividing income from continuing operations, excluding after-tax realized investment gains and losses, by average shareholders' equity, excluding after-tax realized investment gains and losses, discontinued operations, extraordinary items and changes in accounting principles, as determined as of the beginning and end of each year.

(10) The interest coverage ratio is calculated by dividing income from continuing operations before interest and income tax expense by interest expense (1996 excludes interest paid in connection with the settlement of prior-year federal income taxes).

(11) The debt to total capitalization ratio is calculated by dividing long-term debt by the sum of the Company's long-term debt, Capital Securities of Delphi Funding and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the results of operations and financial condition of the Company below should be read in conjunction with the Consolidated Financial Statements and related notes.


RESULTS OF OPERATIONS

Year Ended December 31, 1997
Compared to Year Ended December 31, 1996

Insurance Premium and Policyholder Fees. Insurance premiums and policyholder fees in 1997 were $360.9 million as compared to $335.2 million in 1996, an increase of 8%. Premiums from the Company's group employee benefit products, excluding excess workers' compensation insurance, increased by $16.2 million primarily due to the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base. Premiums from the Company's excess workers' compensation insurance product, which was acquired in March 1996 and included in the Company's results from the date of the acquisition, totaled $64.5 million in 1997 as compared to $56.2 million in 1996. Excess workers' compensation insurance premiums have decreased from full-year 1996 levels primarily due to state mandated reductions in workers' compensation premium rates and increased competition. The Company does not expect this reduction in premiums to have a material impact on the underwriting results for this product as decreased workers' compensation benefit levels, also mandated by the states, are expected to offset the decline in premiums. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $55.5 million in 1997 as compared to $57.5 million in 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income in 1997 was $160.2 million as compared to $154.8 million in 1996, an increase of 3%. The increase is primarily due to an increase in average invested assets as a result of the SIG Merger and the investment of a portion of the proceeds from the issuance of the Capital Securities and net cash provided by operating activities, partially offset by a decrease in the weighted average yield. The 1996 investment results reflect strong performance by the Company's independent investment managers program. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.8% on average invested assets of $2,049.3 million in 1997 and 8.5% on average invested assets of $1,823.2 million in 1996.

Net Realized Investment Gains (Losses). The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. Net realized investment gains were $14.6 million in 1997 as compared to net realized investment losses of $2.7 million in 1996. During 1997, the Company reevaluated the amortization period for deferred futures losses associated with its mortgage-backed securities portfolio due to a decline in market interest rates to record low levels and accelerated the amortization by $9.9 million.

Benefits and Expenses. Policyholder benefits and expenses were $402.7 million in 1997 as compared to $387.7 million in 1996, an increase of 4%. During 1997, benefits and expenses for group employee benefit products increased by $20.8 million as compared to 1996, primarily due to growth in these product lines. Also contributing to the increase was the inclusion of the Company's excess workers' compensation insurance product, which was acquired in March 1996, for the full year of 1997. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.9% and 96.7% for 1997 and 1996, respectively. While amortization of cost of business acquired related to asset accumulation products was accelerated by $4.8 million during 1996 due to better than expected investment results, there was no net acceleration or deceleration during 1997. The weighted average annual crediting rate on asset accumulation products for 1997 and 1996 was 5.3% and 5.2%, respectively.

Operating Income. Income from continuing operations before interest and income tax expense and dividends in 1997 was $132.9 million as compared to $99.6 million in 1996, an increase of 33%. The increase was primarily due to the inclusion of excess workers' compensation insurance results for the entire year of 1997 and realized investment gains in 1997 as compared to realized investment losses in 1996.

Interest Expense. Interest expense in 1997 was $15.0 million as compared to $18.3 million in 1996. This decrease is primarily due to the repayment of $50.0 million of borrowings under the Credit Agreement with a portion of the proceeds from the issuance of the Capital Securities, partially offset by the inclusion of a full year of interest expense on the SIG Senior Notes in 1997. In addition, the 1996 period includes interest paid in connection with the settlement of prior year federal income taxes.

Income Taxes. Income tax expense in 1997 was $38.2 million as compared to $27.5 million in 1996. The increase was primarily due to the $33.3 million increase in operating income partially offset by a decrease in the effective tax rate from 33.8% in 1996 to 32.4% in 1997 due to tax-exempt interest income.

Dividends on Capital Securities. In March 1997, Delphi Funding issued $100.0 million of Capital Securities in a public offering. See "Business - Other Transactions" and Note K to the Consolidated Financial Statements.

Discontinued Operations. During 1997, the Company disposed of its long-term care business, which was discontinued in 1996. The proceeds from the disposal were not material and the actual results for this business subsequent to its discontinuance did not materially differ from the loss of $5.8 million, net of a tax benefit of $3.2 million, provided for in 1996 in connection with the discontinuance of this business. See Note Q to the Consolidated Financial Statements.


Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees in 1996 were $335.2 million as compared to $260.9 million in 1995, an increase of 28%. Contributing to this increase was $56.2 million in premiums from the Company's excess workers' compensation business which was acquired as a result of the SIG Merger. Also contributing to the increase was growth in premiums from the Company's other group employee benefit products, including the impact of certain price increases, growth and development of the Company's sales force and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's SPDA products, including the Company's MVA annuity product, which it began marketing in the fall of 1995, were $57.5 million during 1996 as compared to $11.4 million in 1995. Deposits for the Company's asset accumulation products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

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

Income Taxes. Income tax expense in 1996 was $27.5 million as compared to $18.2 million in 1995. The increase was primarily due to the $35.4 million increase in operating income partially offset by a decrease in the effective tax rate from 35.7% in 1995 to 33.8% in 1996 due to tax-exempt interest income.

Discontinued Operations. The Company recorded the discontinuance of its long-term care insurance business in 1996. Operating losses on this business totaled $0.8 million and $2.3 million, net of a tax benefit of $0.4 million and $1.2 million, in 1996 and 1995, respectively. The Company also recorded a one-time charge in 1996 of $5.8 million, net of a tax benefit of $3.2 million, as a result of the discontinuance of this business. See Note Q to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

General. In March 1997, Delphi Funding issued $100.0 million liquidation amount of Capital Securities in a public offering under the Company's existing shelf registration statement. See "Business - Other Transactions" and Note K to the Consolidated Financial Statements. Of the net proceeds from the offering, $50.0 million was used to repay borrowings under the Credit Agreement, and the remainder was invested with selected independent investment managers.

The Company had approximately $216.8 million of financial resources available at the holding company level at December 31, 1997, as compared to $117.2 million at December 31, 1996. The increase in available financial resources was primarily due to funds received from the Capital Securities offering and earnings from the Company's non-insurance subsidiaries. The financial resources available at the holding company level are primarily comprised of investments in the common stock of its non-insurance subsidiaries and fixed maturity securities. The assets of these non-insurance subsidiaries are primarily invested in balances with independent investment managers and fixed maturity and other marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on a surplus debenture (the "Surplus Debenture") issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. At December 31, 1997, the unpaid principal balance of the Surplus Debenture, which is payable in quarterly installments through December 31, 1999, was $43.0 million. RSLIC-Texas generates less than 1% of the Company's premiums, policyholder fees and deposits; therefore, payments on the Surplus Debenture are generally funded by dividend payments made by RSLIC to RSLIC-Texas. These dividends are subject to regulatory restrictions and, in the absence of regulatory approval, are generally limited within any 12-month period, in the aggregate, to the greater of RSLIC's statutory net income for the preceding calendar year, or 10% of RSLIC's statutory surplus as of the preceding December 31, determined in accordance with state regulations. RSLIC will be permitted to make dividend payments of $30.1 million during 1998 without prior regulatory approval. SNCC's ability to pay dividends is subject to regulatory and certain other contractual restrictions and, in the absence of the requisite approvals, dividends are generally limited within any 12-month period, in the aggregate, to the lesser of 10% of SNCC's statutory surplus as of the preceding December 31, or SNCC's statutory net investment income for the preceding calendar year, determined in accordance with state regulations. SNCC will be permitted to make dividend payments totaling $16.9 million during 1998 without prior approval. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals. See "Business - Regulation." The Credit Agreement permits the Company to borrow up to $200.0 million at any one time. Of the $152.0 million unused portion of the Credit Agreement facility, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes and the SIG Senior Notes. The Junior Debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and interest on the Junior Debentures may, subject to certain exceptions, be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period, in which event distributions on the Capital Securities will also be deferred and the Company will not be permitted to pay cash dividends or make payments on any junior indebtedness. No interest payments on the Junior Debentures have been deferred since their issuance. Beginning in 1999, the maximum amount available to the Company under the Credit Agreement will be reduced on October 1 of each year with the balance due on April 1, 2003. At the Company's current level of borrowing, no principal repayments would be required until April 1, 2003. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999. See Note F to the Consolidated Financial Statements.

The Company actively pursues acquisitions of blocks of business and insurance and financial services companies that complement or may otherwise be strategically consistent with its existing business. The Company routinely engages in discussions with respect to certain potential transactions, any of which could, if consummated, be material to the Company's operations.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries, scheduled payments under the Surplus Debenture and additional borrowings available under the Credit Agreement, are expected to exceed the Company's current and long-term cash requirements.

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

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, managing the durations of the Company's interest-sensitive assets and liabilities and minimizing the Company's exposure to fluctuations in interest rates. The Company's investment portfolio primarily consists of investments in fixed maturity securities. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 1997. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

Thirty-nine percent of the Company's total invested assets were comprised of mortgage-backed securities, of which 52% are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 48% consists of investments in trusts created by banks and finance and mortgage companies. Ninety-nine percent of the Company's mortgage-backed securities portfolio, based on fair value, have been rated as investment grade by nationally recognized statistical rating organizations. The single largest investment in mortgage-backed securities backed by a single mortgage pool totaled $42.8 million, or 2% of total invested assets, at December 31, 1997.

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

The Company maintains an investment program in which securities were purchased using advances from the FHLB. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the securities purchased with those funds. The advances from the FHLB, which are at a fixed rate, had an average term to maturity of 2.8 years. This program requires the Company to maintain securities on deposit with the FHLB as collateral for the advances outstanding. As the fair value of those securities increases or decreases, the Company may be allowed to retake possession of securities or be required to deposit additional securities.

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

Impact of Year 2000. The Company has completed an assessment of its computer related systems and is in the process of modifying portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. These modifications, the cost of which is not expected to be material to the Company's financial condition, liquidity or results of operations, are being accomplished utilizing both external and internal resources and are expected to be completed during the fourth quarter of 1998, which is prior to any anticipated material impact of the year 2000 issue on the Company's computer systems. The Company believes that, with the scheduled alterations to its computer systems, this issue will not have a material effect on its operations. However, if such modifications are not effectively implemented, or not completed on a timely basis, the year 2000 issue could have a material adverse impact on the operations of the Company.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the foregoing discussion and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premium production, the claims experience of its insurance products and the performance of its investment portfolio. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 25 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report (see page 25 of this Form 10-K).

(b)  No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)  The following Exhibits are numbered in accordance with the Exhibit Table of
     Item 601 of Regulation S-K:

       2.1 Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (Exhibit 2.1) (8)

       3.1 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (3)

       3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (10)

       3.3 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (10)

       3.4 Amended and Restated By-laws of Delphi Financial Group, Inc. (Exhibit 3.4) (3)

       4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (8.0% Senior Notes due 2003). (Exhibit 4.1) (4)

       4.2 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members. (Exhibit 4(a)) (11)

       4.3 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee. (Exhibit 4(b)) (11)

       4.3 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, as Guarantor, and Wilmington Trust Company, as Trustee. (Exhibit 4(c)) (11)

       10.1 Senior Management Incentive Plan of Reliance Standard Life Insurance Company. (13)

       10.2 Second Amended and Restated Employee Nonqualified Stock Option Plan of the Company. (Exhibit 4.1) (5)

       10.3 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz. (Exhibit 10.4) (2)

       10.4 Third Amended and Restated Credit Agreement dated as of December 5, 1996, among the Company, the Lenders named therein, The Bank of New York, NationsBank, N.A. (South) and Fleet National Bank, as Co-Agents for the lenders, and Bank of America National Trust and Savings Association, as Administrative Agent for the lenders. (Exhibit 10.4) (9)

       10.5 Borrower Pledge Agreement, dated as of February 23, 1993, between the Company and Bank of America Illinois. (Exhibit 10.6) (2)

       10.6 Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz, Inc. and the Company. (Exhibit 10.8) (3)

       10.7 Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz, Inc. and Reliance Standard Life Insurance Company. (Exhibit 10.9) (3)

       10.8 Assumption Reinsurance Agreement, dated as of December 5, 1988, between John Alden Life Insurance Company and Reliance Standard Life Insurance Company. (Exhibit 10.11) (3)

       10.9 Delphi Financial Group, Inc. Long-Term Performance-Based Incentive Plan. (13)

       10.10 Settlement Agreement and Release of February 1988 among Insurers Service Corporation, Frank B. Hall & Co. Inc., Reliance Group Holdings Inc. and Safety National Casualty Corporation, as supplemented and amended by letter agreement dated March 4, 1996. (Exhibit 10.11) (7)

       10.11  SIG Holdings, Inc. 1992 Long-Term Incentive Plan. (Exhibit 10.12)
              (7)

       10.12 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein. (Exhibit 10.30) (8)

       10.13 Reliance Standard Life Insurance Company Non-Qualified Deferred Compensation Plan. (Exhibit 10.14) (8)

       10.14 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan. (Exhibit 10.15) (8)

       10.15 Amended and Consolidated Surplus Debenture, in the amount of $58,000,000, dated December 1, 1996, issued by Reliance Standard Life Insurance Company of Texas to Delphi Financial Group, Inc. (Exhibit 10.15) (9)

       10.16 Indemnity Coinsurance Agreement and Administrative Services Agreement, dated as of October 3, 1994, between Reliance Standard Life Insurance Company and Protective Life Insurance Company. (Exhibit 10.21) (6)

       10.17 Indemnity Coinsurance Agreement, dated as of June 30, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto). (Exhibit (10.22)
              (1)

       10.18 Indemnity Coinsurance Agreement, dated as of October 31, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto). (Exhibit 10.23)
              (1)

       10.19 Indemnity Coinsurance Agreement, dated as of March 31, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York (filed with the Trust Agreement dated as of April 27, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York). (Exhibit 10.24) (1)

       10.20 Indemnity Coinsurance Agreement, dated as of December 31, 1992, between Reliance Standard Life Insurance Company and Lamar Life Insurance Company. (Exhibit 10.25) (1)

       10.21 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (6)

       10.22 Employment Agreement, dated December 22, 1995, for B.K. Werner. (Exhibit 10.22) (9)

       10.23 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003). (Exhibit 10.25) (7)

       10.24 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc., and the Chase Manhattan Bank, N.A., as collateral agent. (Exhibit 10.26) (7)

       10.25 Subsidiary Pledge Agreement, dated as of March 5, 1996, between SIG Holdings, Inc. and Bank of America National Trust and Savings Association, as Administrative Agent. (Exhibit 10.27) (7)

       10.26 Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan. (13)

       10.27 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd. (13)

       10.28 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (13)

       11.1   Computation of Results per Share of Common Stock. (12)

       21.1   List of Subsidiaries of the Company. (13)

       23.1   Consent of Ernst & Young LLP. (13)

       24.1   Powers of Attorney. (13)

       27     Financial Data Schedule (13)

  -------------------

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

      (5) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-8 dated August 6, 1997 (Registration No. 333-32961).

      (6) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1994.

      (7) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1995.

      (8) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).

      (9) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1996.

      (10) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997.

      (11) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated March 21, 1997.

      (12) Incorporated herein by reference to Note O to the Consolidated Financial Statements included elsewhere herein.

      (13)  Filed herewith.


(d) The following consolidated financial statement schedules of Delphi Financial Group, Inc. and subsidiaries are included under Item 8 and are presented beginning on page 47 of this Form 10-K:

     Schedule I - Summary of Investments Other Than Investments in Related
                  Parties
     Schedule II - Condensed Financial Information of Registrant
     Schedule IV - Reinsurance
     Schedule VI - Supplemental Information Concerning Property-Casualty
                   Operations

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

                                 Delphi Financial Group, Inc.

                                 By:  /S/ ROBERT ROSENKRANZ
                                      ----------------------------------------
                                      Chairman of the Board, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                          Capacity                            Date
----                                                          --------                            ----
 /S/              ROBERT ROSENKRANZ                           Chairman of the Board,              March 17, 1998
----------------------------------------------------------    President and Chief Executive
                 (Robert Rosenkranz)                          Officer (Principal Executive
                                                              Officer)

                          *                                   Director                            March 17, 1998
----------------------------------------------------------
                   (Edward A. Fox)

                          *                                   Director                            March 17, 1998
----------------------------------------------------------
                (Charles P. O'Brien)

                          *                                   Director                            March 17, 1998
----------------------------------------------------------
                 (Lewis S. Ranieri)

                          *                                   Director                            March 17, 1998
----------------------------------------------------------
                 (Thomas L. Rhodes)

 /S/            ROBERT M. SMITH, JR.                          Director and                        March 17, 1998
----------------------------------------------------------    Vice President
               (Robert M. Smith, Jr.)

                          *                                   Director                            March 17, 1998
----------------------------------------------------------
                (Thomas A. Sullivan)

                          *                                   Director                            March 17, 1998
----------------------------------------------------------
                    (B.K. Werner)

                          *                                   Vice President and                  March 17, 1998
----------------------------------------------------------    Treasurer of RSLIC
                Lawrence E. Daurelle                          (Principal Accounting and
                                                              Financial Officer)


* BY:  /S/             ROBERT ROSENKRANZ
      ----------------------------------------------------
                       Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31, 1997
                                                          --------------------------------------------------------
                                                             First         Second           Third         Fourth
                                                            Quarter        Quarter         Quarter        Quarter
                                                          ----------     ----------     ----------      ----------
Revenues.............................................     $  139,071     $  127,622     $  135,490      $  133,450
Income from continuing operations, excluding realized
   investment gains (losses).........................         17,545         15,934         16,450          15,584
Income from continuing operations....................         20,298         16,017         19,839          18,828
Net income...........................................         20,298         16,017         19,839          18,828

Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $     0.94     $     0.86     $     0.88      $     0.82
   Income from continuing operations.................           1.09           0.86           1.06            0.99
   Net income........................................           1.09           0.86           1.06            0.99

Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $     0.89     $     0.81     $     0.83      $     0.79
   Income from continuing operations.................           1.03           0.81           1.01            0.95
   Net income........................................           1.03           0.81           1.01            0.95

                                                                        Year Ended December 31, 1996
                                                          --------------------------------------------------------
                                                             First         Second           Third         Fourth
                                                            Quarter        Quarter         Quarter        Quarter
                                                          ----------     ----------     ----------      ----------
Revenues.............................................     $  101,868     $  120,731     $  128,730      $  136,003
Income from continuing operations, excluding realized
   investment gains (losses).........................         11,025         15,978         14,945          13,629
Income from continuing operations....................         10,246         13,333         14,512          15,763
Net income...........................................          9,875          7,103         14,512          15,763

Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $     0.71     $     0.88     $     0.82      $     0.74
   Income from continuing operations.................           0.66           0.73           0.79            0.86
   Net income........................................           0.63           0.39           0.79            0.86

Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $     0.68     $     0.81     $     0.76      $     0.69
   Income from continuing operations.................           0.63           0.67           0.74            0.80
   Net income........................................           0.61           0.36           0.74            0.80

Computations of results per share for each quarter are made independently of results per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings and losses during the year, the sum of quarterly results per share does not equal results per share for the year.

Results reflect the inclusion of SIG from the date of the SIG Merger. Prior period results per share have been restated to reflect the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share," the 20% stock dividend distributed September 30, 1996 and the 2% stock dividend distributed June 10, 1997. The Company discontinued its long-term care insurance business during 1996 (see Note Q to the Consolidated Financial Statements).

Reporting the results of operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of insurance reserves and the effective rate for federal income taxes. The Company reviews estimates at the end of each quarter and, if necessary, makes appropriate adjustments, with the effect of these adjustments being reported in current operations. The Company is able to assess the accuracy of its previous quarterly estimates only at year-end. The Company's fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results for the entire year.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                         Page
                                                                                                         ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

   Report of Independent Auditors......................................................................   27

   Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995....................   28

   Consolidated Balance Sheets - December 31, 1997 and 1996 ...........................................   29

   Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995......   30

   Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995................   31

   Notes to Consolidated Financial Statements..........................................................   32

The following Consolidated Financial Statement Schedules of Delphi Financial Group, Inc. and
   Subsidiaries are included under Item 14(d):

   Schedule I, Summary of Investments Other Than Investments in Related Parties........................   47

   Schedule II, Condensed Financial Information of Registrant..........................................   48

   Schedule IV, Reinsurance............................................................................   52

   Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations.............   53

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                 /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 9, 1998

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
Revenue:
   Insurance premiums and policyholder fees.......................       $  360,871     $  335,233      $  260,902
   Net investment income..........................................          160,194        154,750         117,112
   Net realized investment gains (losses).........................           14,568         (2,651)            704
                                                                         ----------     ----------      ----------
                                                                            535,633        487,332         378,718
                                                                         ----------     ----------      ----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders........          290,761        280,620         241,165
   Commissions....................................................           27,270         24,550          21,304
   Amortization of cost of business acquired......................           27,883         31,221          17,045
   Other operating expenses.......................................           56,825         51,322          35,035
                                                                         ----------     ----------      ----------
                                                                            402,739        387,713         314,549
                                                                         ----------     ----------      ----------
      Income from continuing operations before
        interest and income tax expense and dividends
        on Capital Securities of Delphi Funding L.L.C.............          132,894         99,619          64,169

Interest expense..................................................           15,030         18,269          13,257
                                                                         ----------     ----------      ----------

      Income from continuing operations before
        income tax expense and dividends on Capital
        Securities of Delphi Funding L.L.C........................          117,864         81,350          50,912

Income tax expense................................................           38,226         27,496          18,170
                                                                         ----------     ----------      ----------

      Income from continuing operations before dividends
        on Capital Securities of Delphi Funding L.L.C.............           79,638         53,854          32,742

Dividends on Capital Securities of Delphi Funding L.L.C...........            4,656              -               -
                                                                         ----------     ----------      ----------

      Income from continuing operations...........................           74,982         53,854          32,742

Discontinued operations, net of income tax benefit:
   Loss from operations...........................................                -           (765)         (2,278)
   Loss on disposal...............................................                -         (5,836)              -
                                                                         ----------     ----------      ----------

      Net income..................................................       $   74,982     $   47,253      $   30,464
                                                                         ==========     ==========      ==========


Basic results per share of common stock:
   Income from continuing operations..............................       $     4.00     $     3.06      $     2.28
   Net income.....................................................       $     4.00     $     2.68      $     2.12


Diluted results per share of common stock:
   Income from continuing operations..............................       $     3.80     $     2.86      $     2.23
   Net income.....................................................       $     3.80     $     2.51      $     2.08


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          1997             1996
                                                                                      -----------      -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ............................      $ 2,165,069      $ 1,891,512
      Cash and cash equivalents.................................................           50,580           89,711
      Other investments.........................................................          264,753          313,784
                                                                                      -----------      -----------
                                                                                        2,480,402        2,295,007
   Cost of business acquired....................................................           92,931           94,594
   Reinsurance receivables......................................................          234,746          214,529
   Other assets.................................................................          322,985          174,157
   Assets held in separate account..............................................           72,649           79,619
                                                                                      -----------      -----------
      Total assets..............................................................      $ 3,203,713      $ 2,857,906
                                                                                      ===========      ===========


Liabilities and Shareholders' Equity:
   Future policy benefits.......................................................      $   436,021      $   416,854
   Unpaid claims and claim expenses.............................................          531,409          509,720
   Policyholder account balances................................................          689,542          719,229
   Corporate debt...............................................................          178,769          231,004
   Advances from Federal Home Loan Bank.........................................          201,057          201,055
   Other liabilities and policyholder funds.....................................          494,082          341,181
   Liabilities related to separate account......................................           63,347           71,898
                                                                                      -----------      -----------
      Total liabilities                                                                 2,594,227        2,490,941
                                                                                      -----------      -----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company.................................................          100,000                -
                                                                                      -----------      -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized...................                -                -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         12,884,188 and 11,813,064 shares issued and outstanding, respectively..              129              118
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         6,156,787 and 6,258,944 shares issued and outstanding, respectively....               62               63
      Additional paid-in capital................................................          262,963          240,203
      Net unrealized appreciation (depreciation) on investments.................           40,545          (17,949)
      Retained earnings.........................................................          205,787          144,530
                                                                                      -----------      -----------
         Total shareholders' equity.............................................          509,486          366,965
                                                                                      -----------      -----------
             Total liabilities and shareholders' equity.........................      $ 3,203,713      $ 2,857,906
                                                                                      ===========      ===========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)


                                                                        Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                         1997                    1996                      1995
                                                ----------------------   ----------------------    --------------------
                                                  Shares      Amounts      Shares      Amounts      Shares      Amounts
Class A Common Stock:
    Beginning balance..................           11,813    $     118       6,696     $     67       5,901     $      59
       Issuance of stock, exercise
          of stock options and
          conversion of shares.........              832            9       3,303           33         795             8
       Stock dividend..................              239            2       1,941           19           -             -
       Retirement of Treasury Stock....                -            -        (127)          (1)          -             -
                                                --------    ---------    --------     --------     -------     ---------
    Ending balance ....................           12,884    $     129      11,813     $    118       6,696     $      67
                                                ========    =========    ========     ========     =======     =========

Class B Common Stock:
    Beginning balance..................            6,259    $      63       5,216     $     52       5,866     $      59
       Conversion of shares............             (226)          (2)          -            -        (650)           (7)
       Stock dividend..................              124            1       1,043           11           -             -
                                                --------    ---------    --------     --------     -------     ---------
    Ending balance ....................            6,157    $      62       6,259     $     63       5,216     $      52
                                                ========    =========    ========     ========     =======     =========

Class A Treasury Stock:
    Beginning balance..................                -    $       -         127     $ (2,342)          -     $       -
       Retirement of Treasury Stock....                -            -        (127)       2,342           -             -
       Receipt of Treasury Stock.......                -            -           -            -         127        (2,342)
                                                --------    ---------    --------     --------     -------     ---------
    Ending balance ....................                -    $       -           -     $      -         127     $  (2,342)
                                                ========    =========    ========     ========     =======     =========

Additional Paid-in Capital:
    Beginning balance..................                     $ 240,203                 $ 87,734                 $  86,481
       Issuance of stock and
           exercise of stock options...                         9,040                   79,982                     1,253
       Stock dividend..................                        13,720                   74,579                         -
       Retirement of Treasury Stock....                             -                   (2,092)                        -
                                                            ---------                 --------                 ---------
    Ending balance.....................                     $ 262,963                 $240,203                 $  87,734
                                                            =========                 ========                 =========

Net Unrealized Appreciation (Depreciation)
    on Investments:
    Beginning balance..................                     $ (17,949)                $(34,832)                $ (57,889)
       Change in net unrealized
          appreciation (depreciation)..                        58,494                   16,883                    23,057
                                                            ---------                 --------                 ---------
    Ending balance.....................                     $  40,545                 $(17,949)                $ (34,832)
                                                            =========                 ========                 =========

Retained Earnings:
    Beginning balance..................                     $ 144,530                 $172,136                 $ 141,672
       Net income......................                        74,982                   47,253                    30,464
       Stock dividend..................                       (13,725)                 (74,610)                        -
       Retirement of Treasury Stock....                             -                     (249)                        -
                                                            ---------                 --------                 ---------
    Ending balance.....................                     $ 205,787                 $144,530                 $ 172,136
                                                            =========                 ========                 =========

Total Shareholders' Equity.............                     $ 509,486                 $366,965                 $ 222,815
                                                            =========                 ========                 =========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
Operating activities:
   Net income.....................................................       $   74,982     $   47,253      $   30,464
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Change in future policy benefits, unpaid claims and claim
        expenses, reinsurance receivables and policyholder accounts          10,493         28,614           3,744
      Amortization, principally the cost of business acquired
        and investments...........................................           14,540         26,978          19,099
      Deferred costs of business acquired.........................          (32,727)       (28,718)        (19,624)
      Net realized (gains) losses on investments..................          (14,568)         2,651            (704)
      Net change in trading account securities....................          (21,793)        (6,995)        (32,285)
      Other.......................................................           21,624         28,042          25,593
                                                                         ----------     ----------      ----------
        Net cash provided by operating activities.................           52,551         97,825          26,287
                                                                         ----------     ----------      ----------
Investing activities:
   Securities available for sale:
      Purchases of investments and loans made.....................       (1,662,213)    (1,445,664)       (500,866)
      Sales of investments and receipts from repayment of loans...        1,429,752      1,475,106         770,963
      Maturities of investments...................................           35,429         35,722          44,806
   Securities held to maturity:
      Purchases of investments....................................                -              -         (10,327)
      Maturities of investments...................................                -              -          15,165
   Cash acquired in SIG Merger, net of consideration paid.........                -          37,313              -
   Change in deposit in separate account..........................           (1,580)        (1,506)          1,077
                                                                         ----------     ----------      ----------
        Net cash (used) provided by investing activities..........         (198,612)       100,971         320,818
                                                                         ----------     ----------      ----------
Financing activities:
   Deposits to policyholder accounts..............................           57,931         59,460          13,580
   Withdrawals from policyholder accounts.........................          (78,132)       (78,435)       (172,876)
   Proceeds from issuance of common stock
      and exercise of stock options...............................            9,045            530           1,254
   Net proceeds from issuance of Capital Securities of Delphi
      Funding L.L.C...............................................           98,750              -               -
   Borrowings under Credit Agreement..............................           20,000         64,000               -
   Principal payments under Credit Agreement......................          (72,000)       (14,000)        (25,000)
   Change in amounts due to brokers and other
      short-term financing........................................                -         (5,000)        (10,000)
   Change in liability under reverse repurchase agreements........           71,336       (152,325)       (138,821)
                                                                         ----------     ----------      ----------
        Net cash provided (used) by financing activities..........          106,930       (125,770)       (331,863)
                                                                         ----------     ----------      ----------
(Decrease) increase in cash and cash equivalents..................          (39,131)        73,026          15,242

Cash and cash equivalents at beginning of year....................           89,711         16,685           1,443
                                                                         ----------     ----------      ----------
   Cash and cash equivalents at end of year.......................       $   50,580     $   89,711      $   16,685
                                                                         ==========     ==========      ==========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC") and Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"). DFG and its subsidiaries are herein collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation. As of December 31, 1997, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company is an insurance holding company engaged through its subsidiaries in offering a diverse portfolio of group employee benefit products including life, disability, excess workers' compensation and personal accident insurance. The Company also offers asset accumulation products, primarily annuities, to individuals and groups. The Company offers its insurance products in all fifty states and the District of Columbia. The Company's two product categories are group employee benefit products and asset accumulation products, which represented approximately 99% and 1%, respectively, of total insurance premiums and policyholder fees of $360.9 million for the year ended December 31, 1997 and 48% and 44%, respectively, of the Company's reserves and policyholder account balances of $1,657.0 million.

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

Investments. Securities available for sale are carried at fair value with changes in unrealized appreciation and depreciation charged directly to shareholders' equity. For the years ended December 31, 1997, 1996 and 1995, respectively, the change in net unrealized appreciation (depreciation) related to available for sale securities was $58.5 million, $16.9 million and $23.0 million, net of deferred income tax expense of $31.5 million, $9.1 million and $12.4 million and a decrease (increase) in cost of business acquired of $6.5 million, $(1.6) million and $21.4 million.

As of June 30, 1995, certain fixed maturity securities classified as held to maturity, and therefore carried at amortized cost, were transferred to the available for sale category. The transferred securities had an amortized cost of $450.3 million and a fair value of $422.7 million; accordingly, shareholders' equity was reduced by net unrealized depreciation of $15.3 million, net of a deferred tax benefit of $8.3 million and an increase in cost of business acquired of $4.0 million, related to the transferred securities. This transfer was made in anticipation of future reductions of mortgage-backed securities in response to concerns of rating agencies and insurance regulators regarding mortgage-backed securities based upon unfavorable publicity about this category of securities and, in particular, their higher risk classes. Although the Company's mortgage-backed securities portfolio emphasized the more predictable payment classes, the Company reduced its mortgage-backed securities holdings as a result of such concerns.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Cost of Business Acquired. Costs relating to the acquisition of new business, such as commissions and policy issue costs, are deferred when incurred. For certain asset accumulation products, these costs are amortized in relation to the incidence of expected gross profits over the life of the policies and products. Deferred acquisition costs for life, accident and health and excess workers' compensation insurance policies are amortized over the premium-paying period or the expected life of the related policies. The present value of estimated future profits, which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is amortized in relation to premium income on life and health lines of business and gross profits on annuity business. The amortization of cost of business acquired was accelerated by $4.8 million before taxes in 1996, primarily due to better than anticipated investment results. The effect of the accelerated amortization was to decrease net income by $3.1 million, or $0.18 per share ($0.16 per share assuming dilution), for the year ended December 31, 1996.

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, and any resulting adjustments are reflected in earnings currently. Reserves with a carrying value of $479.1 million have been discounted at rates ranging from 3.7% to 7.0%.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Statements of Cash Flows. For purposes of the Statements of Cash Flows, the Company defines cash equivalents as highly liquid debt instruments purchased with maturities of three months or less. In 1995, the Company received 126,568 shares (not adjusted for stock dividends) of the Company's Class A Common Stock with an aggregate market value of $2.3 million in exchange for liquidating its entire limited partnership interest in RSL Partners, L.P., a limited partnership whose primary asset is a limited partnership interest in Rosenkranz & Company. This treasury stock was retired in 1996.

Recently Adopted Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131 and, accordingly, has not yet determined the effect of adopting this accounting standard.


NOTE B - SIG MERGER

On March 5, 1996, SIG Holdings, Inc. ("SIG") was merged into the Company (the "SIG Merger") for consideration of approximately $131.9 million consisting of $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, which was funded from additional borrowings under the Credit Agreement, and approximately 5.3 million shares of the Company's Class A Common Stock, including shares of Class A Common Stock reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger (the "SIG Options"), plus additional contingent consideration of up to $20.0 million. In connection with the merger, the Company also assumed $45.0 million of SIG's corporate debt. The contingent consideration will be payable in shares of the Company's Class A Common Stock or, at the option of the Company, in cash. No contingent consideration is due unless SIG's cumulative net income exceeds $41.8 million for the two years ending December 31, 1997, $62.6 million for the three years ending December 31, 1998, or $83.5 million for the four years ending December 31, 1999, and the maximum amount is triggered at cumulative net income levels of $75.3 million for the three-year period or $104.4 million for the four-year period. Because SIG's cumulative net income exceeded the income goal for the two years ended December 31, 1997, the Company accrued $10.0 million of the contingent consideration and recorded $10.0 million of additional goodwill in 1997. As of March 5, 1996, SIG had total assets of $572.5 million, and shareholders' equity was $96.8 million. The SIG Merger was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger. Goodwill recorded in connection with the SIG Merger is being amortized on a straight-line basis over 40 years.

The unaudited pro forma operating results, which assume the SIG Merger had occurred at the beginning of each period, are as follows: total revenue of $505.6 million and $487.2 million, which includes realized investment (losses) gains of $(2.7) million, or $(0.09) per share after taxes (basic and assuming dilution), and $3.3 million, or $0.11 per share after taxes (basic and assuming dilution), income from continuing operations of $56.3 million and $50.7 million and earnings per share from continuing operations of $2.85 and $2.58 ($2.81 and $2.54 per share assuming dilution) for the years ended December 31, 1996 and 1995, respectively. Unaudited pro forma net income, after losses from discontinued operations of $6.6 million, or $0.33 per share (basic and assuming dilution), and $2.3 million, or $0.11 per share (basic and assuming dilution), would be $49.7 million, or $2.52 per share ($2.48 per share assuming dilution), and $48.4 million, or $2.47 per share ($2.43 per share assuming dilution), for the years ended December 31, 1996 and 1995, respectively. In preparing the unaudited pro forma data, adjustments have been made to reflect the purchase accounting adjustments and interest expense on the additional borrowings under the Credit Agreement that would have occurred. The pro forma weighted average numbers of shares outstanding of 19.7 million and 19.6 million (20.0 million and 19.9 million, assuming dilution) for the years ended December 31, 1996 and 1995, respectively, used in calculating the unaudited pro forma per share data assume that all of the outstanding SIG Options were exercised at the beginning of each period. The unaudited pro forma information does not purport to be indicative of the operating results that actually would have been achieved had the SIG Merger been consummated as of the respective dates indicated and should not be construed as representative of future operating results.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE C - INVESTMENTS IN SECURITIES

The amortized cost and fair value of investments in fixed maturity securities are as follows:


                                                                              December 31, 1997
                                                        ----------------------------------------------------------
                                                                           Gross           Gross
                                                           Amortized     Unrealized      Unrealized        Fair
                                                             Cost           Gains          Losses          Value
                                                        ------------     ----------     ----------     -----------
                                                                           (dollars in thousands)
Available for sale:
   Mortgage-backed securities........................   $    818,835     $   18,176     $  (10,695)    $   826,316
   Corporate securities..............................        147,414          4,076         (1,819)        149,671
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................        715,914         32,867           (862)        747,919
   Obligations of U.S. states, municipalities and
      political subdivisions.........................        287,889         12,815         (1,724)        298,980
   Securities held under reverse repurchase agreements       126,968          9,279              -         136,247
   Other fixed maturity securities...................          4,835          1,101              -           5,936
                                                        ------------     ----------     ----------     -----------
      Total fixed maturity securities................   $  2,101,855     $   78,314     $  (15,100)    $ 2,165,069
                                                        ============     ==========     ==========     ===========

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
                                                        ============     ==========     ==========     ===========

The amortized cost and fair value of fixed maturity securities at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                                                        Amortized         Fair
                                                                                           Cost           Value
                                                                                       -----------     -----------
                                                                                          (dollars in thousands)
Available for sale:
    Mortgage-backed securities                                                         $   945,803     $   962,563
    Other securities:
       Less than one year                                                                   81,494          81,847
       Greater than 1, up to 5 years                                                       310,396         313,247
       Greater than 5, up to 10 years                                                      155,772         160,677
       Greater than 10 years                                                               608,390         646,735
                                                                                       -----------     -----------
          Total                                                                        $ 2,101,855     $ 2,165,069
                                                                                       ===========     ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE C - INVESTMENTS IN SECURITIES - (CONTINUED)

Net investment income was attributable to the following:

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
                                                                                 (dollars in thousands)
Gross investment income:
   Fixed maturity securities......................................       $  120,628     $  116,170      $   91,277
   Other..........................................................           53,956         55,018          37,404
                                                                         ----------     ----------      ----------
                                                                            174,584        171,188         128,681
      Less: Investment expenses...................................           14,390         16,438          11,569
                                                                         ----------     ----------      ----------
                                                                         $  160,194     $  154,750      $  117,112
                                                                         ==========     ==========      ==========

Net realized investment gains (losses) arose from the following:

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
                                                                                 (dollars in thousands)
Fixed maturity securities.........................................       $    1,911     $   (5,947)     $     (401)
Other investments.................................................           12,657          3,296           1,105
                                                                         ----------     ----------      ----------
                                                                         $   14,568     $   (2,651)     $      704
                                                                         ==========     ==========      ==========

Proceeds from sales of investments in fixed maturity securities during 1997, 1996 and 1995 were $1,199.6 million, $1,114.9 million and $338.8 million, respectively. Gross gains of $34.3 million, $17.1 million and $13.8 million and gross losses of $21.1 million, $21.7 million and $13.7 million, respectively, were realized on those sales during the years ended December 31, 1997, 1996 and 1995, respectively. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities classified as trading account securities. During 1997, the Company reevaluated the amortization period for deferred futures losses associated with its mortgage-backed securities portfolio due to a decline in market interest rates to record low levels and accelerated the amortization by $9.9 million.

The change in net unrealized appreciation (depreciation) in fair value was as follows:

                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
                                                                                 (dollars in thousands)
   Fixed maturity securities......................................       $  107,951     $   13,684      $  126,482
   Equity securities..............................................          (10,717)        10,756           2,307
   Trading account securities.....................................           (1,436)         5,365          10,779

Bonds and short-term investments with amortized costs of $25.2 million at December 31, 1997 and 1996, respectively, are on deposit with various states' insurance departments in compliance with statutory regulations. Additionally, certain assets of the Company were restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $129.5 million and $153.4 million at December 31, 1997 and 1996, respectively.

Other investments at December 31, 1997 and 1996 principally include trading account securities of $134.5 million and $115.4 million, balances with independent investment managers of $47.4 million and $110.6 million and equity securities of $62.3 million and $74.0 million, respectively. Included in other assets are amounts receivable from brokers for investment sales totaling $185.6 million and $48.1 million at December 31, 1997 and 1996, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE C - INVESTMENTS IN SECURITIES - (CONTINUED)

Summarized aggregate unaudited financial information for the entities in which the balances with independent investment managers have been invested is shown below:

                                                                                           December 31,
                                                                                  --------------------------------
                                                                                      1997                1996
                                                                                  ------------       -------------
                                                                                       (dollars in thousands)
Assets.......................................................................     $ 13,006,724       $  13,859,317
                                                                                  ============       =============

Liabilities .................................................................     $  6,985,778       $   8,643,569
Partners' capital............................................................        6,020,946           5,215,748
                                                                                  ------------       -------------
Total liabilities and partners' capital......................................     $ 13,006,724       $  13,859,317
                                                                                  ============       =============

Net income...................................................................     $  1,929,201       $   1,239,305
                                                                                  ============       =============

NOTE D - CONCENTRATIONS OF CREDIT RISK

As of December 31, 1997 and 1996, approximately 39% and 36%, respectively, of the Company's total invested assets were comprised of mortgage-backed securities. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $84.2 million and $104.2 million at December 31, 1997 and 1996, respectively. Trading account securities include additional non-investment grade securities with fair values of $59.5 million and $52.9 million at December 31, 1997 and 1996, respectively. In the aggregate, non-investment grade securities constituted 6% and 7% of total invested assets at December 31, 1997 and 1996, respectively.

The Company's only significant non-investment assets subject to credit risk are its reinsurance receivables. To reduce its exposure to significant losses from reinsurer insolvency, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades. The receivable from the Company's largest reinsurer at December 31, 1997 was $136.0 million, or 58% of total reinsurance receivables. This reinsurer is rated "A+" (Superior) by A.M. Best Company.

At December 31, 1997, the fair value of the Company's investment in a mortgage-backed security backed by a single mortgage pool issued by Prudential Home Mortgage Securities Corp. totaled $42.8 million. The Company had no other investments in any one issuer, excluding U.S. Government obligations, whose value represents 10% or more of shareholders' equity at December 31, 1997.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE E - ACCIDENT AND HEALTH AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending accident and health and casualty future policy benefits and unpaid claims and claim expenses:

                                                                                   Year Ended December 31,
                                                                         ----------------------------------------
                                                                            1997           1996           1995
                                                                         ----------     ----------      ---------
                                                                                  (dollars in thousands)
Balance at beginning of year, net of reinsurance..................       $  630,485     $  245,323      $ 219,405
SNCC reserves at merger, net of reinsurance.......................                -        356,370              -
Add:..............................................................
   Provisions for claims and claim expenses incurred in the
      current year, net of reinsurance............................          140,393        133,111         98,804
   Decrease in estimated claims and claim expenses incurred
      in prior years, net of reinsurance..........................           (9,102)        (3,461)        (1,441)
                                                                         ----------     ----------      ---------
   Incurred claims and claim expenses during the current
      year, net of reinsurance....................................          131,291        129,650         97,363
                                                                         ----------     ----------      ---------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year................................................           24,454         23,870         20,586
      Prior year..................................................           87,303         76,988         50,859
                                                                         ----------     ----------      ---------
                                                                            111,757        100,858         71,445
                                                                         ----------     ----------      ---------
Balance at end of year, net of reinsurance........................          650,019        630,485        245,323
Reinsurance receivables at end of year............................           84,446         66,172         41,840
                                                                         ----------     ----------      ---------
Balance at end of year, gross of reinsurance......................       $  734,465     $  696,657      $ 287,163
                                                                         ==========     ==========      =========

NOTE F - CORPORATE DEBT

The Company has outstanding borrowings pursuant to a Credit Agreement with Bank of America National Trust and Savings Association and a group of lenders named therein (the "Credit Agreement") which permits it to borrow up to $200.0 million under a revolving loan arrangement. The amount of the outstanding borrowings was $48.0 million and $100.0 million at December 31, 1997 and 1996, respectively. Of the unused portion of the facility at December 31, 1997, $98.0 million is restricted for use in, among other things, acquisitions or the redemption of the SIG Senior Notes (as defined herein). The borrowings under the Credit Agreement accrue interest at a floating rate which is indexed to various published interest indices. In addition to interest on the outstanding borrowings, a non-use fee is charged on the remaining unused commitment. The maximum amount of borrowings available under the Credit Agreement will be reduced to the following amounts in October of each year: 1999 - $180.0 million, 2000 - $150.0 million, 2001 - $110.0 million and 2002 - $60.0 million. The final maturity of the Credit Agreement is on April 1, 2003. The debt is secured by a security interest in all of the common stock and the surplus debenture of RSLIC-Texas, the issued and outstanding common stock of substantially all of the Company's non-insurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of borrowing. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend limitations. As of December 31, 1997, the Company was in compliance in all material respects with all restrictions and covenants in the Credit Agreement.

In 1993, the Company issued $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes"). The Senior Notes are not redeemable prior to maturity or entitled to any sinking fund. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holder at 101% of the principal amount thereof, plus accrued and unpaid interest. The Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The terms of the indenture pursuant to which the Senior Notes were issued contain certain covenants and

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE F - CORPORATE DEBT - (CONTINUED)

restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 1997, the Company was in compliance in all material respects with the terms of the indenture.

In conjunction with the SIG Merger, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"). The SIG Senior Notes mature in $9.0 million annual installments beginning in May 1999 and are collateralized by all of the common stock of SNCC. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions which set forth, among others, minimum statutory requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 1997, SIG was in compliance in all material respects with the terms of the note agreement.

Interest paid during the years ended December 31, 1997, 1996 and 1995 totaled $14.5 million, $17.2 million and $12.8 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company maintains an investment program in which securities were purchased using advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). As of December 31, 1997 and 1996, advances from the FHLB, including accrued interest, totaled $201.1 million. Interest expense on the advances is included as an offset to investment income on the financed securities. For the years ended December 31, 1997 and 1996, the average interest rate on the outstanding advances was 6.2%. The advances had a weighted average term of 2.8 years at December 31, 1997 and were collateralized by mortgage-backed securities with a fair value of $246.6 million.


NOTE H - INCOME TAXES

Federal income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income from continuing operations before federal income taxes as follows:

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
                                                                                 (dollars in thousands)
   Federal income tax at statutory rate ..........................       $   41,252     $   28,473      $   17,819
   Dividends received deduction and tax-exempt income.............           (3,026)        (2,747)         (1,274)
   Other..........................................................                -          1,770           1,625
                                                                         ----------     ----------      ----------
                                                                         $   38,226     $   27,496      $   18,170
                                                                         ==========     ==========      ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE H - INCOME TAXES - (CONTINUED)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1997           1996
                                                                                        ----------      ----------
                                                                                          (dollars in thousands)
Cost of business acquired.........................................................      $   23,895      $   25,152
Investments.......................................................................          53,873          30,882
Future policy benefits and unpaid claims and claim expenses.......................          13,867           8,846
Other.............................................................................             702             951
                                                                                        ----------      ----------
    Gross deferred tax liabilities................................................          92,337          65,831
                                                                                        ----------      ----------
Future policy benefits and unpaid claims and claim expenses.......................          (6,674)         (8,246)
Investments.......................................................................          (9,455)        (13,169)
Other liabilities.................................................................         (17,653)        (18,423)
Other.............................................................................          (1,651)         (1,775)
                                                                                        ----------      ----------
    Gross deferred tax assets.....................................................         (35,433)        (41,613)
                                                                                        ----------      ----------
    Net deferred tax liability....................................................      $   56,904      $   24,218
                                                                                        ==========      ==========
Deferred tax expense .............................................................      $    7,759      $    3,537
                                                                                        ==========      ==========

Current tax expense (benefit), current tax liability (recoverable) and income taxes paid are as follows:

                                                                                     As of or for the Year Ended
                                                                                             December 31,
                                                                              -----------------------------------------
                                                                                 1997            1996           1995
                                                                              ----------     ----------      ----------
                                                                                             (dollars in thousands)
Current tax expense (benefit) ....................................            $   27,960     $   23,959      $   (9,123)
Current tax liability (recoverable) ..............................                 9,097            272         (16,419)
Income taxes paid (net of refunds of $0, $12,465 and $783, respectively)          18,856          4,887           7,589

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE I - PRESENT VALUE OF FUTURE PROFITS - (CONTINUED)

A summary of the activity related to the PVFP asset, which is included in the cost of business acquired balance, is shown below:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      -----------
                                                                                  (dollars in thousands)
Balance at beginning of year......................................       $   23,653     $   26,898      $   29,404
    Interest accrued..............................................              506            639             522
    Amortization..................................................           (2,547)        (3,884)         (3,028)
                                                                         ----------     ----------      -----------
Balance at end of year............................................       $   21,612     $   23,653      $   26,898
                                                                         ==========     ==========      ==========

An estimate of the percentage of the December 31, 1997 PVFP balance to be amortized over each of the next five years is as follows: 1998 - 13%, 1999 - 11%, 2000 - 11%, 2001 - 11% and 2002 - 9%.


NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below using a summarized version of the Company's assets and liabilities at December 31, 1997 and 1996. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                               December 31,
                                                        ----------------------------------------------------------
                                                                    1997                          1996
                                                        ---------------------------    ---------------------------
                                                          Carrying          Fair          Carrying        Fair
                                                            Value           Value           Value         Value
                                                        ------------    -----------    -----------     -----------
                                                                          (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale.       $  2,165,069    $ 2,165,069    $ 1,891,512     $ 1,891,512
   Cash and cash equivalents.....................             50,580         50,580         89,711          89,711
   Other investments.............................            264,753        264,753        313,784         313,784
   Assets held in separate account...............             72,649         72,649         79,619          79,619

Liabilities:
   Policyholder account balances:
      Annuities .................................            640,395        638,952        665,245         658,840
      GICs.......................................              1,046          1,046          1,046           1,055
   Corporate debt................................            178,769        183,340        231,004         231,588
   Advances from Federal Home Loan Bank..........            201,057        205,954        201,055         205,754
   Securities sold under agreements to repurchase            121,506        121,506         50,170          50,170
   Liabilities related to separate account.......             63,347         63,347         71,898          71,898

The fair values for fixed maturity securities have been obtained from broker-dealers and from nationally recognized statistical rating organizations. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $26.7 million and $33.2 million at December 31, 1997 and 1996, respectively. Fair values for annuity liabilities were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values. Fair value for the GIC liabilities represents the present value of future cash flows discounted at current interest crediting rates.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

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


NOTE K - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

In March 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding (the "Common Securities" and, collectively with the Capital Securities, the "L.L.C. Securities"), the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period, in which event distributions on the Capital Securities will also be deferred and the Company will not be permitted to pay cash dividends or make payments on any junior indebtedness. No interest payments on the Junior Debentures have been deferred since their issuance. The distribution and other payment dates on the Capital Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the Capital Securities. Pursuant to the related transaction documents, the Company has, on a subordinated basis, guaranteed all payments due on the Capital Securities.


NOTE L - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all Class A Common Stock and Class B Common Stock or (2) ten votes per share. The Company's Board of Directors declared a 20% stock dividend on August 30, 1996, which was distributed to stockholders on September 30, 1996, and a 2% stock dividend on May 13, 1997, which was distributed to stockholders on June 10, 1997. Results per share and applicable share amounts have been restated to reflect the stock dividends.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $192.5 million and $180.3 million at December 31, 1997 and 1996, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries, after interest expense of $4.9 million, $6.6 million and $8.4 million, respectively, on the surplus debenture payable to DFG, was $27.8 million, $19.9 million and $28.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's casualty insurance subsidiary, which was acquired as a result of the SIG Merger, had statutory capital and surplus of $168.9 million and $139.8 million at December 31, 1997 and 1996, respectively, and statutory net income of $34.8 million and $23.5 million for the years ended December 31, 1997 and 1996, respectively. Payment of shareholder dividends is regulated by insurance laws. Dividends are permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $47.0 million during 1998 without prior regulatory approval.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE M - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company's insurance subsidiaries are defendants in litigation principally involving insurance company policy claims and agent disputes, including compensatory and punitive damages. In the opinion of management, the ultimate disposition of such pending litigation will not have a material adverse effect upon the Company's financial condition, liquidity or results of operations.


NOTE N - STOCK OPTIONS

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

The Company's employee stock option plan provides for the granting of options to key employees to purchase shares of the Company's Class A Common Stock (the "Employee Option Plan"). Under the terms of the Employee Option Plan, a total of 2,019,600 shares of Class A Common Stock have been reserved for issuance under the plan. The exercise price for options granted under this plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under the Employee Option Plan expire at various dates between 2002 and 2007. As of December 31, 1997, 602,533 options are remaining to be granted under the Employee Option Plan.

The Company also has a stock option plan for the outside directors of the Company (the "Directors Option Plan"). Under the Directors Option Plan, a maximum of 122,400 shares of Class A Common Stock will be issuable upon the exercise of options. The exercise price for options granted under this plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The stock options granted under the Directors Option Plan expire at various dates between 2004 and 2007. As of December 31, 1997, 75,738 options are remaining to be granted under the Directors Option Plan.

In 1996, the Stock Option and Compensation Committee of the Company's Board of Directors approved a long-term performance-based incentive plan for the Company's chief executive officer (the "Performance Plan"), which provides for the award of up to 293,760 shares or options for shares of the Company's Class B Common Stock (73,440 restricted or deferred shares and options to purchase 220,320 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares do not vest until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. For each of the years ended December 31, 1997 and 1996, 73,440 deferred shares and 220,320 options were awarded under the Performance Plan. The Company recognized $3.1 million and $2.1 million of compensation expense for the years ended December 31, 1997 and 1996, respectively, related to the deferred shares.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE N - STOCK OPTIONS - (CONTINUED)

Activity with respect to the options granted under the above plans for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                      Year Ended December 31,
                                               --------------------------------------------------------------------
                                                      1997                     1996                    1995
                                               -------------------    --------------------    ---------------------
                                                           Weighted               Weighted                Weighted
                                               Number      Average     Number      Average      Number     Average
                                                 of        Exercise      of        Exercise       of       Exercise
                                               Options      Price      Options      Price       Options     Price
                                               -------      -----      -------      -----       -------      -----
Options outstanding - beginning of year...     952,196     $13.15       690,688    $ 6.13       750,236    $  5.02
Options granted...........................     272,606      41.44       279,888     29.78        89,964      14.45
Options forfeited.........................           -          -             -         -        (3,978)     14.50
Options exercised.........................    (473,394)      3.10       (18,380)     2.21      (145,534)      5.37
                                             ---------                ---------               ---------
Options outstanding - end of year.........     751,408      29.75       952,196     13.15       690,688       6.13
                                             =========                =========               =========

Exercisable options - end of year.........     353,826      24.65       561,771      4.66       526,251       3.62

The weighted average grant-date fair value of options granted during 1997, 1996 and 1995 was $19.71, $14.88 and $5.07, respectively. As of December 31, 1997, the weighted average remaining contractual life of options under the above option plans by range of exercise price was as follows: 12,240 options outstanding and exercisable with an exercise price of $7.46 have a remaining contractual life of 4.4 years, 186,674 options outstanding, of which 106,983 are exercisable, with exercise prices ranging from $13.68 to $14.71 (weighted average exercise price of $14.09) have a weighted average contractual life of
7.0 years, 279,888 options outstanding, of which 232,233 are exercisable, with exercise prices ranging from $23.49 to $30.52 (weighted average exercise price of $29.78) have a weighted average contractual life of 9.0 years and 272,606 options, of which 2,370 are exercisable with exercise prices ranging from $37.99 to $43.75 (weighted average exercise price of $41.44) have a contractual life of
9.9 years.

 In connection with the SIG Merger, the Company assumed 7,341,205 SIG Options. Upon the exercise of the SIG Options, the holder is entitled to receive (i)
 .1056 of a share of Class A Common Stock for each SIG Option; plus (ii) an additional number of shares of Class A Common Stock equal to (a) $1.552 multiplied by the number of SIG Options being exercised increased from time to time by an interest component (the 90-day U.S. Treasury Bill rate) from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. Pursuant to the terms of the SIG Merger, the exercise price of $0.016 per SIG Option remained the same. The SIG Options were granted annually from 1992 to 1996 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 1997, the weighted average contractual life of the outstanding SIG Options was 8.8 years.

Activity with respect to the SIG Options for 1997 and 1996 was as follows:

                                                                    Year Ended            Period March 5, 1996 to
                                                                 December 31, 1997           December 31, 1996
                                                             -------------------------   -----------------------
                                                               Number       Equivalent      Number       Equivalent
                                                               of SIG         Class A       of SIG        Class A
                                                               Options        Shares        Options        Shares
                                                             ----------     ----------   ----------     ----------
SIG Options outstanding - beginning of period..........       5,802,671       943,113     7,341,205      1,550,726
Options exercised......................................        (677,206)      102,861    (1,464,481)       251,226
Options forfeited......................................         (23,982)            -       (74,053)             -
                                                             ----------                  ----------
SIG options outstanding - end of year..................       5,101,483       743,681     5,802,671        943,113
                                                             ==========                  ==========

Exercisable options - end of year......................         375,920        54,801       144,390         23,468

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE N - STOCK OPTIONS - (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996: risk-free interest rates ranging from 5.2% to 6.5%, volatility factors of the expected market price of the Company's common stock ranging from 25% to 26%, expected lives of the options ranging from five to ten years and dividend yields of 0%. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

Had the provisions of SFAS No. 123 been adopted, the Company's pro forma information for the years ended December 31, 1997, 1996 and 1995 would be as follows: net income of $71.6 million, $44.7 million and $30.4 million and earnings per share of $3.82, $2.54 and $2.12 ($3.62, $2.37 and $2.08 , assuming dilution), respectively. This information may not be representative of the effects on pro forma net income in future years.

NOTE O - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the adoption in 1997 of SFAS No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted results per share:

                                                                                  Year Ended December 31,
                                                                           ---------------------------------------
                                                                               1997          1996          1995
                                                                           ----------    ----------     ----------
                                                                          (dollars in thousands, except per share data)
Numerator:
    Income from continuing operations..................................    $   74,982    $   53,854     $   32,742
    Discontinued operations, net of income tax benefit:
        Loss from operations...........................................             -          (765)        (2,278)
        Loss on disposal...............................................             -        (5,836)             -
                                                                           ----------    ----------     ----------
    Net income.........................................................    $   74,982    $   47,253     $   30,464
                                                                           ==========    ==========     ----------

Denominator:
    Weighted average common shares outstanding ........................        18,731        17,622         14,374
    Effect of dilutive securities......................................         1,009         1,231            292
                                                                           ----------    ----------     ----------
    Weighted average common shares outstanding, assuming dilution......        19,740        18,853         14,666
                                                                           ==========    ==========     ==========

Basic results per share of common stock:
    Income from continuing operations..................................    $     4.00    $     3.06     $     2.28
    Discontinued operations, net of income tax benefit:
        Loss from operations...........................................             -         (0.05)         (0.16)
        Loss on disposal...............................................             -         (0.33)             -
                                                                           ----------    ----------     ----------
    Net income.........................................................    $     4.00    $     2.68     $     2.12
                                                                           ==========    ==========     ----------

Diluted results per share of common stock:
    Income from continuing operations..................................    $     3.80    $     2.86     $     2.23
    Discontinued operations, net of income tax benefit:
        Loss from operations...........................................             -         (0.04)         (0.15)
        Loss on disposal...............................................             -         (0.31)             -
                                                                           ----------    ----------     ----------
    Net income.........................................................    $     3.80    $     2.51     $     2.08
                                                                           ==========    ==========     ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1997

NOTE P - REINSURANCE

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

 A summary of reinsurance activity follows:

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
                                                                                  (dollars in thousands)
Premium income assumed............................................       $   67,469     $   62,626      $   49,850
Premium income ceded..............................................           67,059         61,516          57,507
Benefits, claims, and interest credited ceded.....................           68,442         63,525          48,206

NOTE Q - DISCONTINUED OPERATIONS

During 1997, the Company disposed of its long-term care insurance business, which was discontinued in 1996. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company exited this business due to its continued losses attributable to lower than expected sales and profit levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The loss on the disposal of this business is primarily attributable to the write-off of deferred acquisition costs and goodwill associated with the business and a provision of $1.4 million, net of a tax benefit of $0.8 million, for operating losses during the phase-out period. The proceeds from the disposal were not material and the actual results for this business subsequent to its discontinuance did not materially differ from the loss provided for. Operating losses from this business are presented net of a tax benefit of $0.4 million and $1.2 million for the years ended December 31, 1996 and 1995, respectively. Revenues from the long-term care insurance business totaled $1.6 million and $1.1 million for the years ended December 31, 1996 and 1995, respectively.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                         Amount
                                                                                                        Shown in
                                                                     Amortized           Fair            Balance
Type of Investment                                                     Cost              Value            Sheet
------------------                                                -------------     ------------     -------------
Fixed maturity securities available for sale:

   U.S. Government backed mortgage-backed securities........      $     484,257     $    499,754     $     499,754
   Other mortgage-backed securities.........................            461,546          462,809           462,809
   U.S. Treasury and other U.S. Government
      guaranteed securities.................................            715,914          747,919           747,919
   Obligations of U.S. states, municipalities and political
       subdivisions.........................................            287,889          298,980           298,980
   Corporate securities.....................................            147,414          149,671           149,671
   Other fixed maturity securities..........................              4,835            5,936             5,936
                                                                  -------------     ------------     -------------

      Total fixed maturity securities.......................          2,101,855        2,165,069         2,165,069

Equity securities (primarily common stock)..................             62,288           62,307            62,307
Cash and cash equivalents...................................             50,580           50,580            50,580
Other investments. . .......................................            196,550          202,446           202,446
                                                                  -------------     ------------     -------------
      Total investments.....................................      $   2,411,273     $  2,480,402     $   2,480,402
                                                                  =============     ============     =============

                                                                     SCHEDULE II

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1997           1996
                                                                                        ----------      ----------
ASSETS:
   Fixed maturity securities, available for sale..................................      $  145,638      $   54,517
   Cash and other invested assets (including cash and
      cash equivalents of $801 and $1,035 at December 31,
      1997 and 1996, respectively)................................................           5,816           1,142
   Investment in subsidiaries.....................................................         618,889         481,283
   Surplus debenture due from subsidiary..........................................          43,000          58,000
   Amounts due from subsidiaries..................................................          65,792          10,858
   Other assets...................................................................           9,436           6,348
                                                                                        ----------      ----------
      Total assets................................................................      $  888,571      $  612,148
                                                                                        ==========      ==========

LIABILITIES:
   Corporate debt.................................................................      $  132,690      $  184,649
   Junior subordinated debentures payable to Delphi Funding, L.L.C................         103,093               -
   Securities sold under agreements to repurchase.................................         121,506          50,170
   Other liabilities..............................................................          21,796          10,364
                                                                                        ----------      ----------
                                                                                           379,085         245,183
                                                                                        ----------      ----------
SHAREHOLDERS' EQUITY:
   Class A Common Stock...........................................................             129             118
   Class B Common Stock...........................................................              62              63
   Additional paid-in capital.....................................................         262,963         240,203
   Net unrealized appreciation (depreciation) on investments, net of deferred taxes         40,545         (17,949)
   Retained earnings..............................................................         205,787         144,530
                                                                                        ----------      ----------
                                                                                           509,486         366,965
                                                                                        ----------      ----------
      Total liabilities and shareholders' equity..................................      $  888,571      $  612,148
                                                                                        ==========      ==========


                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
Revenue:
   Equity in undistributed earnings of subsidiaries...............       $  129,287     $   84,872      $   52,999
   Interest from subsidiaries.....................................            4,853          6,981           8,747
   Dividends from subsidiaries....................................            4,322          1,600           1,600
   Other net investment income (loss).............................              707         (2,365)            (61)
   Realized investment losses.....................................           (5,357)             -            (572)
                                                                         ----------     ----------      ----------
                                                                            133,812         91,088          62,713
                                                                         ----------     ----------      ----------
Expenses:
   Operating expenses.............................................            4,245          5,661           1,978
   Interest expense...............................................           18,866         14,232          13,328
                                                                         ----------     ----------      ----------
                                                                             23,111         19,893          15,306
                                                                         ----------     ----------      ----------
         Income before income tax expense.........................          110,701         71,195          47,407
Income tax expense................................................           35,719         23,942          16,943
                                                                         ----------     ----------      ----------
         Net income ..............................................       $   74,982     $   47,253      $   30,464
                                                                         ==========     ==========      ==========


                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1997            1996           1995
                                                                         ----------     ----------      ----------
Operating activities:
   Net income.....................................................       $   74,982     $   47,253      $   30,464
   Adjustments to reconcile net income to net cash
         (used) provided by operating activities:
      Equity in undistributed earnings of subsidiaries............          (86,189)       (56,143)        (34,099)
      Change in accrued investment income.........................              342            286           3,384
      Change in other assets and other liabilities................            4,341          4,119             (61)
      Change in current and deferred income taxes.................             (748)         8,025           5,818
      Amortization, principally of investments and debt
          issuance costs..........................................           (2,399)         1,341             749
      Net realized losses on investments..........................            5,357              -             572
      Change in amounts due from/to subsidiaries..................          (54,934)       (21,865)         10,338
                                                                         ----------     ----------      ----------
         Net cash (used) provided by operating activities.........          (59,248)       (16,984)         17,165
                                                                         ----------     ----------      ----------

Investing activities:
   Purchases of investments.......................................         (187,411)       (24,604)       (123,068)
   Sales of investments...........................................          100,194         24,343         218,800
   Maturities of investments......................................            4,100            200             665
   Purchases of investments in subsidiaries.......................           (3,093)       (54,534)         (4,600)
                                                                         ----------     ----------      ----------
      Net cash (used) provided by investing activities............          (86,210)       (54,595)         91,797
                                                                         ----------     ----------      ----------

Financing activities:
   Proceeds from issuance of common stock and exercise of
      stock options...............................................            9,045            530           1,254
   Net proceeds from issuance of Junior Debentures................          101,843              -               -
   Borrowings under Credit Agreement..............................           20,000         64,000               -
   Principal payments under Credit Agreement......................          (72,000)       (14,000)        (25,000)
   Payments received on surplus debenture.........................           15,000          7,000          18,739
   Change in borrowings under reverse repurchase agreements ......           71,336          6,291         (96,636)
                                                                         ----------     ----------      ----------
      Net cash provided (used) by financing activities............          145,224         63,821        (101,643)
                                                                         ----------     ----------      ----------

(Decrease) increase in cash and cash equivalents..................             (234)        (7,758)          7,319
Cash and cash equivalents at beginning of year....................            1,035          8,793           1,474
                                                                         ----------     ----------      ----------
      Cash and cash equivalents at end of year....................       $      801     $    1,035      $    8,793
                                                                         ==========     ==========      ==========


                  See notes to condensed financial statements.

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

The Company received cash dividends from subsidiaries of $4.2 million, $1.6 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                        Percentage
                                                         Ceded to         Assumed                        of Amount
                                          Gross            Other        from Other           Net          Assumed
                                         Amount          Companies       Companies         Amount         to Net
                                      ------------    ------------     ------------    ------------     -----------
Life insurance in force as of
    December 31, 1997...........      $ 50,380,657    $  4,647,109     $ 11,261,038    $ 56,994,586          19.8 %
                                      ============    ============     ============    ============          ====
Year ended December 31, 1997:
    Insurance premiums and
    policyholder fees:
       Life insurance and annuity     $    139,311    $     21,709     $     33,862    $    151,464          22.4 %
       Accident and health insurance       154,439          35,318           25,787         144,908          17.8 %
       Casualty insurance (1)...            66,711          10,032            7,820          64,499          12.1 %
                                      ------------    ------------     ------------    ------------
Total insurance premiums and
    policyholder fees...........      $    360,461    $     67,059     $     67,469    $    360,871
                                      ============    ============     ============    ============


Life insurance in force as of
    December 31, 1996...........      $ 45,013,763    $  6,611,333     $ 10,788,577    $ 49,191,007          21.9 %
                                      ============    ============     ============    ============          ====
Year ended December 31, 1996:
    Insurance premiums and
    policyholder fees:
       Life insurance and annuity     $    124,955    $     21,679     $     36,385    $    139,661          26.1 %
       Accident and health insurance       150,396          37,265           26,241         139,372          18.8 %
       Casualty insurance (1)...            58,772           2,572                -          56,200             - %
                                      ------------    ------------     ------------    ------------
Total insurance premiums and
    policyholder fees...........      $    334,123    $     61,516     $     62,626    $    335,233
                                      ============    ============     ============    ============

Life insurance in force as of
    December 31, 1995...........      $ 36,929,009    $  4,944,355     $ 11,516,374    $ 43,501,028          26.5 %
                                      ============    ============     ============    ============          ====
Year ended December 31, 1995:
    Insurance premiums and
    policyholder fees:
       Life insurance and annuity     $    125,283    $     25,400     $     32,689    $    132,572          24.7 %
       Accident and health insurance       144,101          31,869           16,098         128,330          12.5 %
                                      ------------    ------------     ------------    ------------
Total insurance premiums and
    policyholder fees...........      $    269,384    $     57,269     $     48,787    $    260,902
                                      ============    ============     ============    ============

-----------------

(1) Reflects the acquisition of excess workers' compensation business acquired as a result of the merger with SIG Holdings, Inc. on March 5, 1996.

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                           December 31,
                                                                                  -----------------------------
                                                                                     1997                1996
                                                                                  ----------         ----------
Deferred policy acquisition costs........................................         $    1,921         $    2,397

Reserves for unpaid claims and claim expenses............................            388,051            380,826

Discount, if any, deducted from above (1)................................            176,683            168,827

Unearned premiums........................................................             14,404             17,865

                                                                                                     Period from
                                                                                  Year Ended       March 5, 1996 to
                                                                                 December 31,        December 31,
                                                                                     1997                1996
                                                                                ---------------   ------------------
Earned premiums..........................................................         $   64,499         $   56,200

Net investment income....................................................             33,748             25,028

Claims and claim expenses incurred related to:

    Current year.........................................................             41,221             28,290
    Prior years..........................................................             (2,419)             7,358

Amortization of deferred policy acquisition costs........................              8,896              7,998

Paid claims and claim adjustment expenses................................             31,577             24,693

Premiums written.........................................................             71,070             45,480

-----------------

(1) Based on interest rates ranging from 3.7% to 6.2%.