Form 10-Q
period 1998-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 1998-05-05
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

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

                           Yes  [X]           No  [ ]


  As of April 24, 1998, the Registrant had 13,191,149 shares of Class A Common
         Stock and 5,941,024 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                         Page
                                                                                                         ----
PART I.   FINANCIAL INFORMATION
          Consolidated Statements of Income for the
             Three Months Ended March 31, 1998 and 1997............................................       3

          Consolidated Balance Sheets at March 31, 1998 and
             December 31, 1997.....................................................................       4

          Consolidated Statements of Shareholders' Equity for the
             Three Months Ended March 31, 1998 and 1997............................................       5

          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1998 and 1997............................................       6

          Notes to Consolidated Financial Statements...............................................       7

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................       9


PART II.  OTHER INFORMATION........................................................................      11

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    -------------------
                                                                                      1998       1997
                                                                                    --------   --------
Revenue:
     Insurance premiums and policyholder fees ...................................   $ 97,376   $ 87,937
     Net investment income ......................................................     45,708     46,898
     Net realized investment gains ..............................................     28,122      4,236
                                                                                    --------   --------
                                                                                     171,206    139,071
                                                                                    --------   --------
Benefits and expenses:
     Benefits, claims and interest credited to policyholders ....................     78,545     74,382
     Commissions ................................................................      7,493      6,850
     Amortization of cost of business acquired ..................................      6,372      7,797
     Other operating expenses ...................................................     15,029     14,997
                                                                                    --------   --------
                                                                                     107,439    104,026
                                                                                    --------   --------

            Operating income ....................................................     63,767     35,045

Interest expense ................................................................      3,912      4,298
                                                                                    --------   --------

            Income before income tax expense and dividends on
                  Capital Securities of Delphi Funding L.L.C ....................     59,855     30,747

Income tax expense ..............................................................     20,100     10,331
                                                                                    --------   --------

            Income before dividends on Capital Securities of Delphi Funding L.L.C     39,755     20,416

Dividends on Capital Securities of Delphi Funding L.L.C .........................      1,513        118
                                                                                    --------   --------

            Net income ..........................................................   $ 38,242   $ 20,298
                                                                                    ========   ========


Basic net income per share of common stock ......................................   $   1.95   $   1.07

Diluted net income per share of common stock ....................................   $   1.87   $   1.01






                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                           March 31,   December 31,
                                                                                             1998         1997
                                                                                          ----------   ----------
Assets:
     Investments:
            Fixed maturity securities, available for sale .............................   $2,381,385   $2,165,069
            Cash and cash equivalents .................................................       68,608       50,580
            Other investments .........................................................      245,827      264,753
                                                                                          ----------   ----------
                                                                                           2,695,820    2,480,402
     Cost of business acquired ........................................................       91,663       92,931
     Reinsurance receivables ..........................................................      345,711      234,746
     Other assets .....................................................................      198,265      322,985
     Assets held in separate account ..................................................       76,804       72,649
                                                                                          ----------   ----------
            Total assets ..............................................................   $3,408,263   $3,203,713
                                                                                          ==========   ==========


Liabilities and Shareholders' Equity:
     Future policy benefits ...........................................................   $  452,900   $  436,021
     Unpaid claims and claim expenses .................................................      548,409      531,409
     Policyholder account balances ....................................................      684,773      689,542
     Corporate debt ...................................................................      197,706      178,769
     Advances from Federal Home Loan Bank .............................................      201,057      201,057
     Other liabilities and policyholder funds .........................................      606,243      494,082
     Liabilities related to separate account ..........................................       66,978       63,347
                                                                                          ----------   ----------
            Total liabilities .........................................................    2,758,066    2,594,227
                                                                                          ----------   ----------

     Company-obligated mandatorily redeemable Capital Securities of Delphi
            Funding L.L.C. holding solely junior subordinated deferrable interest
            debentures of the Company .................................................      100,000      100,000
                                                                                          ----------   ----------

     Shareholders' equity:
            Preferred Stock, $.01 par; 10,000,000 shares authorized ...................           --           --
            Class A Common Stock, $.01 par; 40,000,000 shares authorized;
                  13,141,714 and 12,884,188 shares issued and outstanding, respectively          131          129
            Class B Common Stock, $.01 par; 20,000,000 shares authorized;
                  5,941,024 and 6,156,787 shares issued and outstanding, respectively .           59           62
            Additional paid-in capital ................................................      266,611      262,963
            Net unrealized appreciation on investments ................................       39,367       40,545
            Retained earnings .........................................................      244,029      205,787
                                                                                          ----------   ----------
                  Total shareholders' equity ..........................................      550,197      509,486
                                                                                          ----------   ----------
                         Total liabilities and shareholders' equity ...................   $3,408,263   $3,203,713
                                                                                          ==========   ==========





                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                     Unrealized
                                        Class A        Class B       Additional    (Depreciation)
                                        Common          Common         Paid-in      Appreciation     Retained
                                        Stock           Stock          Capital     on Investments    Earnings         Total
                                      ---------       ---------       ---------    --------------    ---------      ---------
Balance, January 1, 1997 .......      $     118       $      63       $ 240,203      $ (17,949)      $ 144,530      $ 366,965
                                                                                                                    ---------

Net income .....................             --              --              --             --          20,298         20,298
Increase in net unrealized
     depreciation on investments             --              --              --        (29,976)             --        (29,976)
                                                                                                                    ---------
Comprehensive loss .............                                                                                       (9,678)

Issuance of stock and exercise
     of stock options ..........              1              --             253             --              --            254
                                      ---------       ---------       ---------      ---------       ---------      ---------

Balance, March 31, 1997 ........      $     119       $      63       $ 240,456      $ (47,925)      $ 164,828      $ 357,541
                                      =========       =========       =========      =========       =========      =========


Balance, January 1, 1998 .......      $     129       $      62       $ 262,963      $  40,545       $ 205,787      $ 509,486
                                                                                                                    ---------

Net income .....................             --              --              --             --          38,242         38,242
Decrease in net unrealized
     appreciation on investments             --              --              --         (1,178)             --         (1,178)
                                                                                                                    ---------
Comprehensive income ...........                                                                                       37,064

Issuance of stock, exercise
     of stock options and
     conversion of shares ......              2              (3)          3,648             --              --          3,647
                                      ---------       ---------       ---------      ---------       ---------      ---------

Balance, March 31, 1998 ........      $     131       $      59       $ 266,611      $  39,367       $ 244,029      $ 550,197
                                      =========       =========       =========      =========       =========      =========






                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         -------------------------
                                                                                             1998          1997
                                                                                         -----------   -----------
Operating activities:
      Net income ......................................................................  $    38,242   $    20,298
      Adjustments to reconcile net income to net cash provided by operating activities:
           Net change in future policy benefits, unpaid claims and claim expenses,
                 reinsurance receivables and policyholder accounts ....................       24,225        12,080
           Group employee benefit product reserves ceded to Oracle Reinsurance Ltd. ...     (100,000)           --
           Amortization, principally the cost of business acquired and investments ....       (4,598)        7,234
           Deferred costs of business acquired ........................................       (8,966)       (8,611)
           Net realized gains on investments ..........................................      (28,122)       (4,236)
           Net change in trading account securities ...................................       16,409       (11,954)
           Other ......................................................................       (3,873)        5,216
                                                                                         -----------   -----------
                 Net cash provided by operating activities ............................      (66,683)       20,027
                                                                                         -----------   -----------

Investing activities:
      Securities available for sale:
           Purchases of investments and loans made ....................................   (1,185,321)     (273,692)
           Sales of investments and receipts from repayment of loans ..................    1,211,550       243,982
           Maturities of investments ..................................................       17,803         7,903
      Change in deposit in separate account ...........................................         (524)         (202)
                                                                                         -----------   -----------
           Net cash used by investing activities ......................................       43,508       (22,009)
                                                                                         -----------   -----------

Financing activities:
      Deposits to policyholder accounts ...............................................        9,348        17,450
      Withdrawals from policyholder accounts ..........................................      (22,754)      (17,158)
      Proceeds from issuance of common stock and exercise of stock options ............          327           254
      Net proceeds from issuance of Capital Securities of Delphi Funding L.L.C ........           --        98,750
      Borrowings under Credit Agreement ...............................................       34,000            --
      Principal payments under Credit Agreement .......................................      (15,000)      (52,000)
      Change in liability under reverse repurchase agreements .........................       35,282       (46,344)
                                                                                         -----------   -----------
           Net cash provided by financing activities ..................................       41,203           952
                                                                                         -----------   -----------

Increase (decrease) in cash and cash equivalents ......................................       18,028        (1,030)
Cash and cash equivalents at beginning of period ......................................       50,580        89,711
                                                                                         -----------   -----------
           Cash and cash equivalents at end of period .................................  $    68,608   $    88,681
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1997. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1997.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which are reported as a separate component of shareholders' equity, to be included as a component of comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


NOTE B - INVESTMENTS

At March 31, 1998, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,381.4 million and an amortized cost of $2,316.6 million. At December 31, 1997, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,165.1 million and an amortized cost of $2,101.9 million.


NOTE C - REINSURANCE AGREEMENT

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International, a newly-formed, independent Bermuda insurance holding company. Subsequent to the completion of the rights offering, the Company entered into various reinsurance agreements with Oracle Re, a wholly-owned subsidiary of Delphi International. Pursuant to these agreements, approximately $100.0 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $65.0 million of excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE D - COMPUTATION OF NET INCOME PER SHARE

The Company's Board of Directors declared a 2% stock dividend on April 1, 1998, payable on May 4, 1998 to stockholders of record on April 20, 1998. Results per share and applicable share amounts have been restated to reflect the stock dividend. Prior period results per share and applicable share amounts have also been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted results per share (dollars in thousands, except per share data):


                                                                               Three Months Ended
                                                                                   March 31,
                                                                               ------------------
                                                                                1998       1997
                                                                               -------    -------
       Numerator:
              Net income ..................................................    $38,242    $20,298
                                                                               =======    =======

       Denominator:
              Weighted average common shares outstanding ..................     19,614     18,952
              Effect of dilutive securities ...............................        786      1,157
                                                                               -------    -------
              Weighted average common shares outstanding, assuming dilution     20,400     20,109
                                                                               =======    =======

       Basic net income per share of common stock .........................    $  1.95    $  1.07

       Diluted net income per share of common stock .......................    $  1.87    $  1.01

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise) . This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1997. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1997.


RESULTS OF OPERATIONS

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended March 31, 1998 were $97.4 million as compared to $87.9 million for the three months ended March 31, 1997, an increase of 11%. This increase is primarily attributable to the Company's group employee benefit product line and reflects strong production of new business, normal growth in employment and salary levels for the Company's existing customer base and expansion within the alternative risk transfer market. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $8.2 million for the three months ended March 31, 1998 as compared to $16.7 million for the comparable period of 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The decrease in deposits is principally attributable to a decline in the demand for fixed annuity products due to the low interest rate environment.

Net Investment Income. Net investment income for the three months ended March 31, 1998 was $45.7 million as compared to $46.9 million for the three months ended March 31, 1997. A decrease in the weighted average annualized yield was partially offset by an increase in average invested assets. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.6% on average invested assets of $2,139.4 million for the first quarter of 1998 as compared to 9.1% on average invested assets of $2,057.3 million for the comparable period of 1997. The investment results for the first quarter of 1997 reflect above average performance from all sectors of the Company's investment portfolio, including the Company's independent investment managers.

Net Realized Investment Gains. Net realized investment gains were $28.1 million for the three months ended March 31, 1998 as compared to $4.2 million for the three months ended March 31, 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended March 31, 1998 were $107.4 million as compared to $104.0 million for the three months ended March 31, 1997, an increase of 3%. Benefits and expenses for group employee benefit products for the first quarter of 1998 increased by $7.9 million as compared to the same period of 1997 principally due to growth in this product line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 98.1% for the three months ended March 31, 1997 to 96.4% for the three months ended March 31, 1998. This decrease was primarily attributable to the low level of expenses associated with the products being offered in the alternative risk transfer market. Benefits and interest credited on asset accumulation products decreased by $1.2 million primarily due to a decrease in average funds under management from $679.0 million for first quarter of 1997 to $639.7 million for the first quarter of 1998. The weighted average annualized crediting rate on asset accumulation products for the three months ended March 31, 1998 and 1997 was 5.3% in both periods. In addition, the amortization of cost of business acquired was accelerated by $1.5 million during the first quarter of 1997 due to better than expected investment results. There was no acceleration or deceleration of cost of business acquired related to investment income in the first quarter of 1998.

Operating Income. Operating income before interest and income tax expense and dividends for the three months ended March 31, 1998 was $63.7 million as compared to $35.0 million for the three months ended March 31, 1997, an increase of 82%. The increase was primarily due to the increase in net realized investment gains in the first quarter of 1998.

Interest Expense. Interest expense for the three months ended March 31, 1998 was $3.9 million as compared to $4.2 million for the three months ended March 31, 1997. The decrease was primarily due to a decrease in the weighted average outstanding borrowings under the Credit Agreement.

Income Taxes. Income tax expense for the three months ended March 31, 1998 was $20.1 million as compared to $10.3 million for the three months ended March 31, 1997. The increase was primarily due to the $28.7 million increase in operating income. The effective tax rate for the first quarter of 1998 and 1997 was 33.6% in both periods.

Dividends on Capital Securities. Dividends on the Capital Securities were $1.5 million for the three months ended March 31, 1998 as compared to $0.1 million for the three months ended March 31, 1997. The Capital Securities were issued on March 25, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $249.5 million of financial resources available at the holding company level at March 31, 1998 which was primarily comprised of investments in the common stock of its non-insurance subsidiaries and fixed maturity securities. The assets of the non-insurance subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $47.0 million during 1998, of which $8.5 million has been paid during the first quarter of 1998. Of the unused portion of the Credit Agreement facility of $133.0 million, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes and the SIG Senior Notes. The Junior Debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and, at the Company's current level of borrowings, no principal repayments would be required under the Credit Agreement until October 1, 2002. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

Operating activities increased cash and cash equivalents by $33.3 million, excluding the one-time effect of the cession of $100.0 million of group employee benefit product reserves to Oracle Re (see Note C to the Consolidated Financial Statements), in the first quarter of 1998. Cash flows from purchases and sales of investments for the first three months of 1998 reflect the repositioning of a portion of the Company's portfolio into selected categories of fixed maturity securities to take advantage of opportunities in the marketplace to increase investment returns while maintaining the Company's investment objectives of safety and liquidity. There were no significant changes in the credit quality of the Company's investment portfolio as a result of this investment activity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the foregoing discussion and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premium production, the claims experience of its insurance products and the performance of its investment portfolio. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11 - Computation of Earnings Per Share of Common Stock (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

                  27 -    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DELPHI FINANCIAL GROUP, INC. (Registrant)



                                  /s/   ROBERT ROSENKRANZ
                                  --------------------------------------------
                                  Robert Rosenkranz
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/   LAWRENCE E. DAURELLE
                                  --------------------------------------------
                                  Lawrence E. Daurelle
                                  Vice President  and Treasurer of RSLIC
                                  (Principal Accounting and Financial Officer)


Date:  May 1, 1998