Form 10-Q
period 1998-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 1998-08-06
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------


                         DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          (302) 478-5142                                 13-3427277
--------------------------------                       ------------------------------              --------------------------------
 (State or other jurisdiction of                       (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)                              including area code)                                 Number)



1105 North Market Street, Suite 1230, P.O. BOX 8985, Wilmington, Delaware                                        19899
-----------------------------------------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                                                               (Zip Code)




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


   As of July 31, 1998, the Registrant had 14,181,438 shares of Class A Common
        Stock and 5,749,844 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                         Page
PART I.        FINANCIAL INFORMATION                                                                     ----
               Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1998 and 1997..................................................   3

               Consolidated Balance Sheets at June 30, 1998 and
                  December 31, 1997....................................................................   4

               Consolidated Statements of Shareholders' Equity for
                  the Six Months Ended June 30, 1998 and 1997..........................................   5

               Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997..............................................   6

               Notes to Consolidated Financial Statements..............................................   7

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................................   9


PART II.       OTHER INFORMATION.......................................................................  12


                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             --------------------------     --------------------------
                                                                1998            1997           1998            1997
                                                             -----------    -----------     -----------    -----------
Revenue:
   Insurance premiums and policyholder fees...............   $  104,734     $   89,873      $  202,110     $  177,810
   Net investment income..................................       42,515         37,622          88,223         84,520
   Net realized investment gains..........................        5,177            127          33,299          4,363
                                                             ----------     ----------      ----------     ----------
                                                                152,426        127,622         323,632        266,693
                                                             ----------     ----------      ----------     ----------

Benefits and expenses:
   Benefits, claims and interest credited to policyholders       84,401         73,087         162,946        147,469
   Commissions............................................        8,649          6,162          16,142         13,012
   Amortization of cost of business acquired..............        7,045          6,583          13,417         14,380
                                                             ----------     ----------      ----------     ----------
   Other operating expenses...............................       13,951         12,163          28,980         27,160
                                                             ----------     ----------      -----------    ----------
                                                                114,046         97,995         221,485        202,021
                                                             ----------     ----------      -----------    ----------
      Operating income....................................       38,380         29,627         102,147         64,672

Interest expense..........................................        3,912          3,539           7,824          7,837
                                                             ----------     ----------      ----------     ----------

      Income before income tax expense and dividends on
         Capital Securities of Delphi Funding L.L.C.......       34,468         26,088          94,323         56,835

Income tax expense........................................       11,214          8,559          31,314         18,890
                                                             ----------     ----------      ----------     ----------

      Income before dividends on Capital Securities of
         Delphi Funding L.L.C.............................       23,254         17,529          63,009         37,945

Dividends on Capital Securities of Delphi Funding L.L.C...        1,513          1,512           3,026          1,630
                                                             ----------     ----------      ----------     ----------

      Net income..........................................   $   21,741     $   16,017      $   59,983     $   36,315
                                                             ==========     ==========      ==========     ==========


Basic net income per share of common stock................   $     1.10     $     0.84      $     3.05     $     1.92

Diluted net income per share of common stock..............   $     1.06     $     0.80      $     2.93     $     1.81



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      June 30,        December 31,
                                                                                        1998              1997
                                                                                    ------------     --------------

Assets:
   Investments:
      Fixed maturity securities, available for sale ............................    $  2,318,904     $   2,165,069
      Cash and cash equivalents.................................................         127,364            50,580
      Other investments.........................................................         247,797           264,753
                                                                                    ------------     -------------
                                                                                       2,694,065         2,480,402
   Cost of business acquired....................................................          91,949            92,931
   Reinsurance receivables......................................................         351,553           234,746
   Other assets.................................................................         221,579           322,985
   Assets held in separate account..............................................          74,671            72,649
                                                                                    ------------     -------------
      Total assets..............................................................    $  3,433,817     $   3,203,713
                                                                                    ============     =============


Liabilities and Shareholders' Equity:
   Future policy benefits.......................................................    $    459,877     $     436,021
   Unpaid claims and claim expenses.............................................         573,258           531,409
   Policyholder account balances................................................         675,567           689,542
   Corporate debt...............................................................         205,294           178,769
   Advances from Federal Home Loan Bank.........................................         125,681           201,057
   Other liabilities and policyholder funds.....................................         636,731           494,082
   Liabilities related to separate account......................................          65,079            63,347
                                                                                    ------------     -------------
      Total liabilities.........................................................       2,741,487         2,594,227
                                                                                    ------------     -------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company.................................................         100,000           100,000
                                                                                    ------------     -------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized...................               -                 -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         14,166,300 and 12,884,188 shares issued and outstanding, respectively..             142               129
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,749,844 and 6,156,787 shares issued and outstanding, respectively....              57                62
      Additional paid-in capital................................................         310,591           262,963
      Net unrealized appreciation on investments................................          35,707            40,545
      Retained earnings.........................................................         245,833           205,787
                                                                                    ------------     -------------
      Total shareholders' equity................................................         592,330           509,486
                                                                                    ------------     -------------
             Total liabilities and shareholders' equity.........................    $  3,433,817     $   3,203,713
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Unrealized
                                      Class A    Class B    Additional    (Depreciation)
                                      Common      Common      Paid-in      Appreciation     Retained
                                       Stock       Stock      Capital     on Investments    Earnings       Total
                                     --------    --------    --------      ------------     --------    ----------
Balance, January 1, 1997........     $   118     $     63    $  240,203    $  (17,949)   $  144,530     $  366,965
                                                                                                        ----------
Net income   ...................           -            -             -             -        36,315         36,315
Decrease in net unrealized
   depreciation on investments..           -            -             -           857             -            857
                                                                                                        ----------
Comprehensive income............                                                                            37,172

Issuance of stock, exercise of
   stock options and conversion
   of shares ...................           2           (1)          996             -             -            997
Stock dividend..................           2            1        13,720             -       (13,726)            (3)
                                     -------     --------    ----------    -----------   ----------    -----------
Balance, June 30, 1997..........     $   122     $     63    $  254,919    $  (17,092)   $  167,119     $  405,131
                                     =======     ========    ==========    ===========   ==========     ==========

Balance, January 1, 1998........     $   129     $     62    $  262,963    $   40,545    $  205,787     $  509,486
                                                                                                        ----------
Net income   ...................           -            -             -             -        59,983         59,983
Decrease in net unrealized
   appreciation on investments..           -            -             -        (4,838)            -         (4,838)
                                                                                                        ----------
Comprehensive income............                                                                            55,145

Issuance of stock, exercise
   of stock options and
   conversion of shares.........          10           (6)       27,699             -             -         27,702
Stock dividend..................           3            1        19,929             -       (19,937)            (4)
                                     -------     --------    ----------    ----------    ----------     ----------
Balance, June 30, 1998..........     $   142     $     57    $  310,591    $   35,707    $  245,833     $  592,330
                                     =======     ========    ==========    ==========    ==========     ==========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                         ---------------------------
                                                                                            1998           1997
                                                                                        -----------     ------------
Operating activities:
   Net income.......................................................................      $  59,983      $   36,315
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net change in future policy benefits, unpaid claims and claim expenses,
        reinsurance receivables and policyholder accounts...........................         45,067          18,146
      Group employee benefit product reserves ceded to Oracle Reinsurance Ltd.......       (100,000)              -
      Amortization, principally the cost of business acquired and investments.......        (17,404)         11,395
      Deferred costs of business acquired...........................................        (17,329)        (16,208)
      Net realized gains on investments.............................................        (33,299)         (4,363)
      Net change in trading account securities......................................         21,195           5,518
      Net change in federal income tax liability....................................        (10,284)          9,083
      Other.........................................................................        (48,244)        (20,388)
                                                                                        -----------      ----------
        Net cash (used) provided by operating activities............................       (100,315)         39,498
                                                                                        -----------      ----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made.......................................     (1,613,200)       (519,538)
      Sales of investments and receipts from repayment of loans.....................      1,712,614         467,152
      Maturities of investments.....................................................         18,778           7,903
   Cash portion of the SIG Merger contingent consideration..........................         (6,436)              -
   Cash acquired in acquisition of Matrix, net of consideration paid................         (5,356)              -
   Change in deposit in separate account............................................           (290)           (527)
                                                                                        -----------      ----------
      Net cash provided (used) by investing activities..............................        106,110         (45,010)
                                                                                        -----------      ----------

Financing activities:
   Deposits to policyholder accounts................................................         24,633          38,908
   Withdrawals from policyholder accounts...........................................        (44,082)        (37,969)
   Proceeds from issuance of common stock and exercise of stock options ............            734             994
   Borrowings under Credit Agreement................................................         44,000               -
   Principal payments under Credit Agreement........................................        (23,000)        (52,000)
   Repayment of advances from the Federal Home Loan Bank............................        (75,000)              -
   Change in liability for securities loaned or sold under agreements to repurchase.        143,704         (11,808)
   Net proceeds from issuance of Capital Securities of Delphi Funding L.L.C.........              -          98,750
                                                                                        -----------      ----------
      Net cash provided by financing activities.....................................         70,989          36,875
                                                                                        -----------      ----------

Increase in cash and cash equivalents...............................................         76,784          31,363
Cash and cash equivalents at beginning of period....................................         50,580          89,711
                                                                                        -----------      ----------
      Cash and cash equivalents at end of period....................................     $  127,364      $  121,074
                                                                                        ===========      ==========



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1997. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1997.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance. The Company has not yet determined when it will adopt this standard. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives are a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effects of SFAS No. 133 will be on the earnings and financial position of the Company.

NOTE B - INVESTMENTS

At June 30, 1998, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,318.9 million and an amortized cost of $2,259.0 million. At December 31, 1997, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,165.1 million and an amortized cost of $2,101.9 million.

NOTE C - MATRIX ACQUISITION

On June 30, 1998, the Company acquired Matrix Absence Management, Inc. ("Matrix"), a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 385,810 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes due in 2003 (the "Subordinated Notes"). Additional consideration of $4.2 million will be payable in cash if Matrix's earnings meet specified targets. The acquisition was accounted for using the purchase accounting method, and the results of Matrix will be included in the Company's results from the date of the acquisition. The acquisition of Matrix is not expected to have a material impact on Delphi's results before 1999.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED))


NOTE D - REINSURANCE AGREEMENT

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


NOTE E - COMPUTATION OF NET INCOME PER SHARE

The Company's Board of Directors declared a 2% stock dividend on April 1, 1998, which was distributed to stockholders on May 4, 1998. Net income per share and applicable share amounts have been restated to reflect the stock dividend. Prior period net income per share and applicable share amounts have also been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted net income per share:

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                          --------------------------      --------------------------
                                                              1998           1997             1998           1997
                                                          -----------    -----------      -----------     -----------
                                                                 (dollars in thousands, except per share data)
    Numerator:
        Net income...................................     $   21,741     $   16,017       $   59,983      $   36,315
                                                          ==========     ==========       ==========      ==========
    Denominator:
        Weighted average common shares outstanding ..         19,678         18,971           19,646          18,961
        Effect of dilutive securities................            803          1,121              795           1,138
        Weighted average common shares outstanding,      -----------    -----------      -----------     -----------
           assuming dilution.........................         20,481         20,092           20,441          20,099
                                                         ===========    ===========      ===========     ===========
    Basic net income per share of common stock.......     $     1.10     $     0.84       $     3.05      $     1.92

    Diluted net income per share of common stock.....     $     1.06     $     0.80       $     2.93      $     1.81

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to
Six Months Ended June 30, 1997

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the six months ended June 30, 1998 were $202.1 million as compared to $177.8 million for the six months ended June 30, 1997, an increase of 14%. This increase was primarily attributable to the Company's group employee benefits product line and reflects strong production of new business, normal growth in employment and salary levels for the Company's existing customer base and expansion within the alternative risk transfer market. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $22.1 million for the first half of 1998 as compared to $36.1 million for the comparable period of 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The decrease in deposits was principally attributable to a decline in the demand for fixed annuity products due to the low interest rate environment.

Net Investment Income. Net investment income for the six months ended June 30, 1998 was $88.2 million as compared to $84.5 million for the six months ended June 30, 1997, an increase of 4%. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.4% on average invested assets of $2,103.1 million for the first six months of 1998 as compared to 8.2% on average invested assets of $2,054.9 million for the comparable period of 1997.

Net Realized Investment Gains. Net realized investment gains were $33.3 million for the six months ended June 30, 1998 as compared to $4.4 million for the six months ended June 30, 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the six months ended June 30, 1998 were $221.5 million as compared to $202.0 million for the six months ended June 30, 1997, an increase of 10%. Benefits and expenses for group employee benefit products for the first half of 1998 increased by $21.7 million as compared to the same period of 1997 principally due to growth in this product line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 96.7% for the six months ended June 30, 1997 to 95.9% for the six months ended June 30, 1998. The decrease was primarily attributable to the low level of expenses associated with the products being offered in the alternative risk transfer market. Benefits and interest credited on asset accumulation products decreased by $1.7 million primarily due to a decrease in average funds under management from $678.6 million for the first six months of 1997 to $635.5 million for the first six months of 1998. The weighted average annualized crediting rate on asset accumulation products for the six months ended June 30, 1998 and 1997 was 5.3% in both periods. In addition, the amortization of cost of business acquired was accelerated by $1.5 million during the first six months of 1997 due to better than expected investment results. There was no acceleration or deceleration of cost of business acquired related to investment income in the first half of 1998.

Operating Income. Operating income before interest and income tax expense and dividends for the six months ended June 30, 1998 was $102.1 million as compared to $64.7 million for the six months ended June 30, 1997, an increase of 58%. The increase was primarily due to the increase in net realized investment gains in the first half of 1998, as well as growth in average invested assets and an increase in the weighted average annualized yield on invested assets.


Three Months Ended June 30, 1998 Compared to
Three Months Ended June 30, 1997

Insurance Premiums and Policyholder Fees. Insurance premiums and policyholder fees for the three months ended June 30, 1998 were $104.7 million as compared to $89.9 million for the three months ended June 30, 1997, an increase of 17%. This increase was primarily attributable to the Company's group employee benefits product line and reflects strong production of new business, normal growth in employment and salary levels for the Company's existing customer base and expansion within the alternative risk transfer market. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $13.9 million in the second quarter of 1998 as compared to $19.4 million for the comparable period of 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The decrease in deposits was principally attributable to a decline in the demand for fixed annuity products due to the low interest rate environment.

Net Investment Income. Net investment income for the three months ended June 30, 1998 was $42.5 million as compared to $37.6 million for the three months ended June 30, 1997, an increase of 13%. This increase was primarily attributable to stronger performance in the Company's fixed maturity portfolio during the second quarter of 1998 as compared to the second quarter of 1997. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.1% on average invested assets of $2,109.2 million in the second quarter of 1998 and 7.1% on average invested assets of $2,107.9 million in the comparable period of 1997.

Net Realized Investment Gains. Net realized investment gains were $5.2 million for the three months ended June 30, 1998 as compared to $0.1 million for the three months ended June 30, 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended June 30, 1998 were $114.0 million as compared to $98.0 million for the three months ended June 30, 1997, an increase of 16%. This increase was primarily attributable to growth in the Company's group employee benefits product line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.5% for the three months ended June 30, 1998 as compared to 95.4% for the three months ended June 30, 1997.

Operating Income. Operating income before interest and income tax expense and dividends for the three months ended June 30, 1998 was $38.4 million as compared to $29.6 million for the three months ended June 30, 1997, an increase of 30%. The increase was primarily due to the increase in net realized investment gains and in the yield on the Company's investment portfolio in the second quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $240.5 million of financial resources available at the holding company level at June 30, 1998, which was primarily comprised of investments in the common stock of its non-insurance subsidiaries and fixed maturity securities. The assets of the non-insurance subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $47.0 million during 1998, of which $16.0 million has been paid during the first half of 1998. Of the unused portion of the Credit Agreement facility of $131.0 million, $98.0 million is restricted for use in connection with, among other things, acquisitions or the redemption of the SIG Senior Notes.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes, the SIG Senior Notes and the Subordinated Notes. The Junior Debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and, at the Company's current level of borrowings, no principal repayments would be required under the Credit Agreement until October 1, 2002. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999, and the Subordinated Notes mature in their entirety on June 30, 2003. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

Cash inflows from operating activities were offset by cash outflows in the first half of 1998, excluding the one-time effect of the cession of $100.0 million of group employee benefit product reserves to Oracle Re (see Note D to the Consolidated Financial Statements). In addition to the Oracle Re transaction, operating cash flows decreased as compared to the first half of 1997 primarily due to an increase in federal income taxes paid. This increase was principally due to the increase in realized gains in 1998, which are included in cash flows from investing activities, and timing differences in recognizing income from investing activities. Cash flows from purchases and sales of investments in 1998 reflect the repositioning of a portion of the Company's portfolio into selected categories of fixed maturity securities to take advantage of opportunities in the marketplace to increase investment returns while maintaining the Company's investment objectives of safety and liquidity. There were no significant changes in the credit quality of the Company's investment portfolio as a result of this investment activity.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the foregoing discussion and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premiums, the claims experience of its insurance products, the performance of its investment portfolio and acquisitions of companies or blocks of business. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 12, 1998. The directors elected at the meeting will serve for a term ending on the date of the 1999 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 1998 Annual Meeting that director was Mr. Rhodes.

         The voting results for all matters at the meeting were as follows:

         1)  Election of Directors


                                                                                                  VOTES
                                                                                         --------------------------
                                                                                                           Withhold
                                                                                             For          Authority
                                                                                         ----------       ---------
             Class A Director:
                 Thomas L. Rhodes..................................................      10,942,533          90,619
                 Directors:
                 Robert Rosenkranz.................................................      21,403,515          85,080
                 Edward A. Fox.....................................................      21,404,339          84,256
                 Charles P. O'Brien................................................      21,404,339          84,256
                 Lewis S. Ranieri..................................................      21,406,710          81,885
                 Robert M. Smith, Jr...............................................      21,412,249          76,346
                 B.K. Werner.......................................................      21,412,249          76,346

         2) All Other Matters - With regard to transacting such other business that properly comes before the meeting or any adjournment thereof, this proposal received 17,860,006 votes for approval, 3,362,770 votes against approval and 265,819 votes abstaining; however, no such other business came before the meeting.


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


                              DELPHI FINANCIAL GROUP, INC. (Registrant)



                            /s/      ROBERT ROSENKRANZ
                            ---------------------------------------
                            Robert Rosenkranz
                            Chairman of the Board, President and
                            Chief Executive Officer
                            (Principal Executive Officer)



                            /s/      LAWRENCE E. DAURELLE
                            ----------------------------------------
                            Lawrence E. Daurelle
                            Vice President and Treasurer of RSLIC
                            (Principal Accounting and Financial Officer)

Date: August 4, 1998