Form 10-Q
period 1998-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 1998-11-16
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended September 30, 1998
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                         (302) 478-5142                      13-3427277
-------------------------------     -------------------------------   -------------------------------
(State or other jurisdiction of     (Registrant's telephone number,   (I.R.S. Employer Identification
incorporation or organization)           including area code)                     Number)


1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware          19899
------------------------------------------------------------------------------------------
                (Address of principal executive offices)                        (Zip Code)





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


 As of November 6, 1998, the Registrant had 14,413,654 shares of Class A Common
        Stock and 5,574,844 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                         Page
                                                                                                         ----
PART I.             FINANCIAL INFORMATION
                    Consolidated Statements of Income for the Three and Nine
                       Months Ended September 30, 1998 and 1997.......................................     3

                    Consolidated Balance Sheets at September 30, 1998 and
                       December 31, 1997..............................................................     4

                    Consolidated Statements of Shareholders' Equity for the
                       Nine Months Ended September 30, 1998 and 1997..................................     5

                    Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 1998 and 1997..................................     6

                    Notes to Consolidated Financial Statements........................................     7

                    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............................................     9


PART II.            OTHER INFORMATION.................................................................    13

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                     September 30,
                                                              --------------------------       -------------------------
                                                                1998              1997            1998            1997
                                                              ---------        ---------       ---------       ---------
Revenue:
  Insurance premiums and fees ............................    $ 101,753        $  89,848       $ 303,863       $ 267,658
  Net investment income ..................................       34,184           40,428         122,407         124,948
  Net realized investment (losses) gains .................      (10,044)           5,214          23,255           9,577
                                                              ---------        ---------       ---------       ---------
                                                                125,893          135,490         449,525         402,183
                                                              ---------        ---------       ---------       ---------
Benefits and expenses:
  Benefits, claims and interest credited to policyholders        77,060           72,762         240,006         220,231
  Commissions ............................................        8,459            6,932          24,601          19,944
  Amortization of cost of business acquired ..............        4,664            7,177          18,081          21,557
  Other operating expenses ...............................       15,792           14,045          44,772          41,205
                                                              ---------        ---------       ---------       ---------
                                                                105,975          100,916         327,460         302,937
                                                              ---------        ---------       ---------       ---------

        Operating income .................................       19,918           34,574         122,065          99,246

Interest expense .........................................        4,232            3,562          12,056          11,399
                                                              ---------        ---------       ---------       ---------

        Income before income tax expense and
            dividends on Capital Securities of Delphi
            Funding L.L.C.................................       15,686           31,012         110,009          87,847

Income tax expense .......................................        3,618            9,660          34,932          28,550
                                                              ---------        ---------       ---------       ---------

        Income before dividends on Capital Securities
            of Delphi Funding L.L.C.......................       12,068           21,352          75,077          59,297

Dividends on Capital Securities of Delphi Funding L.L.C...        1,513            1,513           4,539           3,143
                                                              ---------        ---------       ---------       ---------

        Net income .......................................    $  10,555        $  19,839       $  70,538       $  56,154
                                                              =========        =========       =========       =========


Basic results per share of common stock:
  Income excluding realized investment (losses) gains ....    $    0.85        $    0.86       $    2.80       $    2.63
  Realized investment (losses) gains, net of taxes .......        (0.32)            0.18            0.76            0.33
                                                              ---------        ---------       ---------       ---------
        Net income .......................................    $    0.53        $    1.04       $    3.56       $    2.96
                                                              =========        =========       =========       =========

Diluted results per share of common stock:
  Income excluding realized investment (losses) gains ....    $    0.82        $    0.82       $    2.69       $    2.48
  Realized investment (losses) gains, net of taxes .......        (0.31)            0.17            0.74            0.31
                                                              ---------        ---------       ---------       ---------
        Net income .......................................    $    0.51        $    0.99       $    3.43       $    2.79
                                                              =========        =========       =========       =========




                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       September 30,    December 31,
                                                                                           1998             1997
                                                                                        ----------       ----------
Assets:
  Investments:
        Fixed maturity securities, available for sale .............................     $2,236,796       $2,165,069
        Cash and cash equivalents .................................................        216,956           50,580
        Other investments .........................................................        228,093          264,753
                                                                                        ----------       ----------
                                                                                         2,681,845        2,480,402
   Cost of business acquired ......................................................         96,409           92,931
   Reinsurance receivables ........................................................        356,056          234,746
   Other assets ...................................................................        262,052          322,985
   Assets held in separate account ................................................         65,571           72,649
                                                                                        ----------       ----------
        Total assets ..............................................................     $3,461,933       $3,203,713
                                                                                        ==========       ==========


Liabilities and Shareholders' Equity:
   Future policy benefits .........................................................     $  474,559       $  436,021
   Unpaid claims and claim expenses ...............................................        574,976          531,409
   Policyholder account balances ..................................................        669,352          689,542
   Corporate debt .................................................................        234,230          178,769
   Advances from Federal Home Loan Bank ...........................................        125,681          201,057
   Other liabilities and policyholder funds .......................................        636,575          494,082
   Liabilities related to separate account ........................................         57,184           63,347
                                                                                        ----------       ----------
        Total liabilities .........................................................      2,772,557        2,594,227
                                                                                        ----------       ----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
        Funding L.L.C. holding solely junior subordinated deferrable interest
        debentures of the Company .................................................        100,000          100,000
                                                                                        ----------       ----------

   Shareholders' equity:
        Preferred Stock, $.01 par; 10,000,000 shares authorized ...................              -                -
        Class A Common Stock, $.01 par; 40,000,000 shares authorized;
            14,356,438 and 12,884,188 shares issued and outstanding, respectively .            144              129
        Class B Common Stock, $.01 par; 20,000,000 shares authorized;
            5,574,844 and 6,156,787 shares issued and outstanding, respectively ...             56               62
        Additional paid-in capital ................................................        311,158          262,963
        Net unrealized appreciation on investments ................................         21,631           40,545
        Retained earnings .........................................................        256,387          205,787
                                                                                        ----------       ----------
            Total shareholders' equity ............................................        589,376          509,486
                                                                                        ----------       ----------
                 Total liabilities and shareholders' equity .......................     $3,461,933       $3,203,713
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Unrealized
                                       Class A         Class B        Additional      (Depreciation)
                                       Common          Common          Paid-in         Appreciation      Retained
                                        Stock           Stock          Capital        on Investments     Earnings          Total
                                      ---------       ---------       ---------        ---------        ---------        ---------

Balance, January 1, 1997 .........    $     118       $      63       $ 240,203        $ (17,949)       $ 144,530        $ 366,965
                                                                                                                         ---------

Net income .......................            -               -               -                -           56,154           56,154
Decrease in net unrealized
   depreciation on investments ...            -               -               -           23,675                -           23,675
                                                                                                                         ---------
Comprehensive income .............                                                                                          79,829

Issuance of stock, exercise of
   stock options and conversion
   of shares .....................            6              (2)          3,060                -                -            3,064
Stock dividend ...................            2               1          13,720                -          (13,726)              (3)
                                      ---------       ---------       ---------        ---------        ---------        ---------

Balance, September 30, 1997 ......    $     126       $      62       $ 256,983        $   5,726        $ 186,958        $ 449,855
                                      =========       =========       =========        =========        =========        =========


Balance, January 1, 1998 .........    $     129       $      62       $ 262,963        $  40,545        $ 205,787        $ 509,486
                                                                                                                         ---------

Net income .......................            -               -               -                -           70,538           70,538
Decrease in net unrealized
   appreciation on investments ...            -               -               -          (18,914)               -          (18,914)
                                                                                                                         ---------
Comprehensive income .............                                                                                          51,624

Issuance of stock, exercise of
   stock options and conversion
   of shares .....................           12              (7)         28,265                -                -           28,270
Stock dividend ...................            3               1          19,930                -          (19,938)              (4)
                                      ---------       ---------       ---------        ---------        ---------        ---------

Balance, September 30, 1998 ......    $     144       $      56       $ 311,158        $  21,631        $ 256,387        $ 589,376
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   Nine Months Ended
                                                                                                    September 30,
                                                                                           ------------------------------
                                                                                               1998               1997
                                                                                           -----------        -----------
Operating activities:
    Net income .........................................................................   $    70,538        $    56,154
    Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Change in future policy benefits, unpaid claims and claim expenses,
           reinsurance receivables and policyholder accounts ...........................        56,435             40,245
        Group employee benefit product reserves ceded to Oracle Reinsurance Ltd. .......      (101,500)                 -
        Amortization, principally the cost of business acquired and investments ........       (29,278)            15,166
        Deferred costs of business acquired ............................................       (26,311)           (24,724)
        Net realized gains on investments ..............................................       (23,255)            (9,577)
        Net change in trading account securities .......................................        24,974                231
        Net change in federal income tax liability .....................................       (22,173)            15,177
        Other ..........................................................................       (44,848)           (29,039)
                                                                                           -----------        -----------
           Net cash (used) provided by operating activities ............................       (95,418)            63,633
                                                                                           -----------        -----------

Investing activities:
    Securities available for sale:
        Purchases of investments and loans made ........................................    (2,452,526)        (1,023,969)
        Sales of investments and receipts from repayment of loans ......................     2,617,332            804,911
        Maturities of investments ......................................................        30,243             25,925
    Cash portion of the SIG Merger contingent consideration ............................        (6,447)                 -
    Cash acquired in acquisition of Matrix, net of consideration paid ..................        (5,356)                 -
    Change in deposit in separate account ..............................................           915             (1,033)
                                                                                           -----------        -----------
        Net cash provided (used) by investing activities ...............................       184,161           (194,166)
                                                                                           -----------        -----------

Financing activities:
    Deposits to policyholder accounts ..................................................        36,577             53,114
    Withdrawals from policyholder accounts .............................................       (59,995)           (50,352)
    Proceeds from issuance of common stock and exercise of stock options ...............         1,301              3,061
    Borrowings under Credit Agreement ..................................................        77,000                  -
    Principal payments under Credit Agreement ..........................................       (27,000)           (52,000)
    Repayment of advances from the Federal Home Loan Bank ..............................       (75,000)                 -
    Change in liability for securities loaned or sold under agreements to repurchase ...       124,750             45,090
    Net proceeds from issuance of Capital Securities of Delphi Funding L.L.C............             -             98,750
                                                                                           -----------        -----------
        Net cash provided by financing activities ......................................        77,633             97,663
                                                                                           -----------        -----------

Increase (decrease) in cash and cash equivalents .......................................       166,376            (32,870)
Cash and cash equivalents at beginning of period .......................................        50,580             89,711
                                                                                           -----------        -----------
        Cash and cash equivalents at end of period .....................................   $   216,956        $    56,841
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1997. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1997.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance. The Company has not yet determined when it will adopt this standard. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivatives are a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company has not yet determined what the effects of SFAS No. 133 will be on the earnings and financial position of the Company.


NOTE B - INVESTMENTS

At September 30, 1998, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,236.8 million and an amortized cost of $2,192.6 million. At December 31, 1997, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,165.1 million and an amortized cost of $2,101.9 million.


NOTE C - MATRIX ACQUISITION

On June 30, 1998, the Company acquired Matrix Absence Management, Inc. ("Matrix"), a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 385,810 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes due in 2003 (the "Subordinated Notes"). Additional consideration of $4.2 million will be payable in cash if Matrix's earnings meet specified targets over a four year period. The acquisition was accounted for using the purchase accounting method, and the results of Matrix will be included in the Company's results from the date of the acquisition. The acquisition of Matrix is not expected to have a material impact on Delphi's results before 1999.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - REINSURANCE AGREEMENT

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International, a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Re, a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.


NOTE E - COMPUTATION OF NET INCOME PER SHARE

The Company's Board of Directors declared a 2% stock dividend on April 1, 1998, which was distributed to stockholders on May 4, 1998. Results per share and applicable share amounts have been restated to reflect the stock dividend. Prior period results per share and applicable share amounts have also been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the numerators and denominators used to calculate basic and diluted results per share:

                                                                 Three Months Ended                         Nine Months Ended
                                                                    September 30,                             September 30,
                                                           ------------------------------            ----------------------
                                                                  1998              1997                 1998              1997
                                                              ------------      ------------         ------------      --------
                                                                         (dollars in thousands, except per share data)
Numerator:
     Income excluding realized investment (losses) gains..    $     17,084      $     16,450         $     55,422      $     49,929
     Realized investment (losses) gains, net of taxes.....          (6,529)            3,389               15,116             6,225
                                                              ------------      ------------         ------------      ------------
         Net income.......................................    $     10,555      $     19,839         $     70,538      $     56,154
                                                              ============      ============         ============      ============

Denominator:
     Weighted average common shares outstanding ..........          20,081            19,042               19,791            18,988
         Effect of dilutive securities....................             781             1,056                  790             1,111
                                                              ------------      ------------         ------------      ------------
     Weighted average common shares outstanding,
         assuming dilution................................          20,862            20,098               20,581            20,099
                                                              ============      ============         ============      ============


NOTE F - SUBSEQUENT EVENT

On November 11, 1998, the Company entered into a definitive agreement to acquire Unicover Managers, Inc. and certain of its affiliates ("Unicover"). Unicover is a reinsurance underwriting manager specializing in alternative workers' compensation coverage and receives fee income from the management of reinsurance pools and facilities. The purchase price will consist of a $22.0 million initial cash payment plus contingent consideration to be paid over the next four and a quarter years based on an average multiple of approximately 1.1 times pre-tax cash flow. The contingent consideration will consist of approximately 60% cash and 40% shares of the Company's Class A Common Stock. Unicover's pre-tax cash flow was approximately $11.0 million for the first nine months of 1998. The acquisition is expected to close during the fourth quarter of 1998.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to
Nine Months Ended September 30, 1997

Insurance Premiums and Fees. Insurance premiums and fees for the nine months ended September 30, 1998 were $303.9 million as compared to $267.7 million for the nine months ended September 30, 1997, an increase of 13.5%. This increase was primarily attributable to the Company's group employee benefits product line and reflects strong production of new business, normal growth in employment and salary levels for the Company's existing customer base and expansion within the alternative risk transfer market. Also contributing to the increase was the inclusion of $2.9 million of fee income from the Company's disability and absence management business, which was acquired at the end of the second quarter of 1998. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $33.2 million for the first nine months of 1998 as compared to $47.7 million for the same period of 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The decrease in deposits was principally attributable to a decline in the demand for fixed annuity products due to the low interest rate environment.

Net Investment Income. Net investment income for the nine months ended September 30, 1998 was $122.4 million as compared to $124.9 million for the nine months ended September 30, 1997. A decrease in the weighted average annualized yield on invested assets due to the third quarter decline in financial markets was partially offset by an increase in average invested assets. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.8% on average invested assets of $2,086.8 million for the first nine months of 1998 and 8.1% on average invested assets of $2,054.0 million for the comparable period of 1997.

Net Realized Investment Gains. Net realized investment gains were $23.3 million for the nine months ended September 30, 1998 as compared to $9.6 million for the nine months ended September 30, 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the nine months ended September 30, 1998 were $327.5 million as compared to $302.9 million for the nine months ended September 30, 1997, an increase of 8%. Benefits and expenses for group employee benefit products for the first nine months of 1998 increased by $30.8 million as compared to the same period of 1997 principally due to growth in this product line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.4% for the nine months ended September 30, 1998 as compared to 96.6% for the nine months ended September 30, 1997. The decrease was primarily attributable to the low level of expenses associated with the products being offered in the alternative risk transfer market. Benefits and interest credited on asset accumulation products decreased by $3.6 million primarily due to a decrease in average funds under management from $677.1 million for the first nine months of 1997 to $631.9 million for the first nine months of 1998. The weighted average annualized crediting rate on asset accumulation products for the nine months ended September

30, 1998 and 1997 was 5.3% in both periods. The amortization of cost of business acquired related to asset accumulation products was decelerated by $2.0 million during the first nine months of 1998 and accelerated by $1.5 million in the 1997 period. Acceleration and deceleration of the amortization of cost of business acquired related to asset accumulation products primarily results from differences between expected and actual investment results.

Operating Income. Operating income before interest and income tax expense and dividends for the nine months ended September 30, 1998 was $122.1 million as compared to $99.2 million for the nine months ended September 30, 1997, an increase of 23%. The increase was primarily due to the increase in net realized investment gains in the first nine months of 1998 and growth in the Company's group employee benefits product line.

Interest Expense. Interest expense for the nine months ended September 30, 1998 was $12.1 million as compared to $11.4 million for the nine months ended September 30, 1997. The increase was primarily due to an increase in the weighted average borrowings under the Credit Agreement.

Income Tax Expense. Income tax expense for the nine months ended September 30, 1998 was $34.9 million as compared to $28.6 million for the nine months ended September 30, 1997. The Company's effective tax rate decreased from 32.5% for the first nine months of 1997 to 31.8% in the 1998 period principally due to tax-exempt investment income.


Three Months Ended September 30, 1998 Compared to
Three Months Ended September 30, 1997

Insurance Premiums and Fees. Insurance premiums and fees for the three months ended September 30, 1998 were $101.8 million as compared to $89.8 million for the three months ended September 30, 1997, an increase of 13%. This increase was primarily attributable to the Company's group employee benefits product line and reflects strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Also contributing to the increase was the inclusion of $2.9 million of fee income from the Company's disability and absence management business, which was acquired at the end of the second quarter of 1998. These increases were partially offset by a $3.5 million decrease in excess workers' compensation premiums principally due to state mandated reductions in workers' compensation premium rates and increased competition. The Company does not expect this reduction in premiums to have a material impact on the underwriting results for this product as decreased benefit levels, also mandated by the states, are expected to offset the decline in premiums. Deposits from the Company's single premium deferred annuity products, including the Company's market value adjusted annuity product, were $11.1 million in the third quarter of 1998 as compared to $11.6 million for the comparable period of 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income for the three months ended September 30, 1998 was $34.2 million as compared to $40.4 million for the three months ended September 30, 1997. The decrease in investment income was primarily attributable to a decrease in the weighted average annualized yield on invested assets due to the decline in financial markets during the third quarter of 1998. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 6.5% on average invested assets of $2,116.6 million in the third quarter of 1998 and 7.6% on average invested assets of $2,132.1 million in the comparable period of 1997.

Net Realized Investment (Losses) Gains. Net realized investment losses were $10.0 million for the three months ended September 30, 1998 as compared to net realized investment gains of $5.2 million for the three months ended September 30, 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses for the three months ended September 30, 1998 were $106.0 million as compared to $100.9 million for the three months ended September 30, 1997, an increase of 5%. Benefits and expenses for group employee benefit products for the third quarter of 1998 increased by $9.1 million as compared to the same period of 1997 principally due to growth in this product line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 96.4% for the three months ended September 30, 1997 to 94.3% in the 1998 period. This decrease was primarily the result of premium income increasing at a greater rate than the corresponding level of administrative expenses. The amortization of cost of business acquired related to asset accumulation products was decelerated by $2.0 million during the third quarter of 1998 as a result of differences between expected and actual investment results. There was no acceleration or deceleration of cost of business acquired in the third quarter of 1997. Benefits and interest credited on asset accumulation products decreased by $1.9 million primarily due to a decrease in average funds under management from $675.2 million in the third quarter of 1997 to $624.1 million in the third quarter of 1998. Also contributing to the decrease was a decline in the weighted average annualized crediting rate on asset accumulation products from 5.4% in the 1997 period to 5.3% in the 1998 period.

Operating Income. Operating income before interest and income tax expense and dividends for the three months ended September 30, 1998 was $19.9 million as compared to $34.6 million for the three months ended September 30, 1997. The decrease was primarily due to net realized investment losses in the 1998 period as compared to net realized investment gains in the 1997 period.

Interest Expense. Interest expense for the three months ended September 30, 1998 was $4.2 million as compared to $3.6 million for the three months ended September 30, 1997. This increase was primarily due to an increase in the weighted average borrowings under the Credit Agreement.

Income Tax Expense. Income tax expense for the three months ended September 30, 1998 was $3.6 million as compared to $9.7 million for the three months ended September 30, 1997. The Company's effective tax rate decreased from 31.1% in the third quarter of 1997 to 23.1% in the third quarter of 1998 principally due to tax-exempt investment income.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $239.5 million of financial resources available at the holding company level at September 30, 1998, which was primarily comprised of investments in the common stock of its non-insurance subsidiaries and fixed maturity securities. The assets of the non-insurance subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from insurance subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $47.0 million during 1998, of which $25.5 million has been paid during the first nine months of 1998.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes, the SIG Senior Notes and the Subordinated Notes. The Junior Debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and, at the Company's current level of borrowings, no principal repayments would be required under the Credit Agreement until October 1, 2002. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999, and the Subordinated Notes mature in their entirety on June 30, 2003. In October 1998, $50.0 million of advances from the FHLB matured and was repaid. The remaining outstanding advances from the FHLB do not begin to mature until 2003. In addition, the Company utilizes reverse repurchase agreements and futures and option contracts in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or futures and options contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

Operating activities increased cash and cash equivalents by $6.1 million, excluding the one-time effect of the cession of $101.5 million of group employee benefit product reserves to Oracle Re (see Note D to the Consolidated Financial Statements), for the nine months ended September 30, 1998. In addition to the Oracle Re transaction, operating cash flows decreased as compared to the first nine months of 1997 primarily due to an increase in federal income taxes paid. This increase was principally due to the increase in realized investment gains in 1998, which are included in cash flows from investing activities, and timing differences in recognizing income from investing activities. Cash flows from purchases and sales of investments in 1998 reflect the repositioning of a portion of the Company's portfolio into selected categories of fixed maturity securities to take advantage of opportunities in the marketplace to enhance investment returns while maintaining the Company's investment objectives of safety and liquidity. There were no significant changes in the credit quality of the Company's investment portfolio as a result of this investment activity. Cash provided by financing activities was primarily used to fund investment related activities during the 1998 period. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

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


IMPACT OF YEAR 2000

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. This, in turn, could cause disruptions of normal business operations, including the inability to process claims, bill and collect premium, perform policy administration and manage investment activities. The Company has a corporate-wide program underway to address the year 2000 issue, as it relates to its own computer systems, as well as to instances in which computer systems of third parties may have a significant impact on the Company's operations, such as those of suppliers, business partners, customers, facilities and telecommunications.

The Company has completed an assessment of its critical computer related systems and is in the process of making the necessary modifications or replacements so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Approximately 77% of the Company's critical internal computer systems are currently year 2000 compliant, and the necessary modifications to the remaining 23% are expected to be completed and tested by the second quarter of 1999. The Company is primarily utilizing external resources to remediate and test its software for year 2000 compliance.

The Company estimates that total internal (opportunity costs) and external (out-of-pocket) costs for addressing the year 2000 issue will be approximately $7.0 million (pre-tax), of which $4.6 million is expensed as incurred and $2.4 million is capitalized and amortized over the life of the replacement computer systems. During 1997 and the first nine months of 1998, the Company incurred $4.3 million (pre-tax) of costs for addressing the year 2000 issue of which $3.1 million was expensed and $1.2 million was capitalized.

The Company has also requested assurances of year 2000 compliance from third parties, the failure of whose computer systems to be year 2000 compliant may have a significant impact on the Company's operations, in an effort to identify and address potential problems arising from such non-compliance. There can be no assurance, however, that the Company's operations will not be adversely impacted by such non-compliance on the part of one or more such third parties.

Failure by the Company or significant third parties to successfully address year 2000 issues could have a material adverse impact on the operations and financial condition of the Company. During 1999, the Company expects to finalize and have ready for implementation appropriate contingency plans in the event any of the computer systems of the Company or significant third parties are not year 2000 compliant. If the Company's internal computer systems failed due to the year 2000 issue, the Company would be forced to return to a paper-based system on an interim basis until the problem could be resolved. With regard to third parties, the Company would attempt to implement alternative arrangements where possible if year 2000 problems are encountered as to these parties. The Company does not believe that these scenarios are reasonably likely due to planned testing and problem resolution of all mission critical systems prior to any anticipated material impact of the year 2000 issue; however, no assurance can be given in this regard.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above Management's Discussion and Analysis and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premiums, the claims experience of its insurance products, the performance of its investment portfolio, the successful completion by the Company of its year 2000 compliance program and acquisitions of companies or blocks of business. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11 - Computation of Earnings Per Share of Common Stock (incorporated herein by reference to Note E to the Consolidated Financial Statements included elsewhere herein)

         27 -    Financial Data Schedule

    (b)  Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELPHI FINANCIAL GROUP, INC. (Registrant)



                           /s/         ROBERT ROSENKRANZ
                           -------------------------------------------------
                           Robert Rosenkranz
                           Chairman of the Board, President and Chief
                           Executive Officer
                           (Principal Executive Officer)



                           /s/         LAWRENCE E. DAURELLE
                           -------------------------------------------------
                           Lawrence E. Daurelle
                           Vice President and Treasurer
                           (Principal Accounting and Financial Officer)

Date: November 16, 1998