Form 10-K405
period 1998-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 1999-03-24
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended   December 31, 1998
                          ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE


ACT OF 1934 For the transition period from                 to
                                           ---------------    ---------------

Commission File Number    001-11462
                       ---------------


                          DELPHI FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                       (302) 478-5142                13-3427277
-------------------------------  -------------------------------  ----------------------
(State or other jurisdiction of  (Registrant's telephone number,    (I.R.S. Employer
incorporation or organization)         including area code)       Identification Number)


1105 North Market Street, Suite 1230, Wilmington, Delaware       19899
----------------------------------------------------------     ----------
        (Address of principal executive offices)               (Zip Code)

             Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value       New York Stock Exchange
------------------------------------       -----------------------
       (Title of Each Class)               (Name of Each Exchange
                                            On Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                               Yes  X     No
                                  -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Class A Common Stock on March 12, 1999, was $527,264,233. As of March 12, 1999, the Registrant had 14,353,823 shares of Class A Common Stock and 5,433,203 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), organized as a Delaware corporation in 1987, is a holding company engaged through its subsidiaries in offering a diverse portfolio of group employee benefit products including life, disability, workers' compensation and personal accident insurance, as well as reinsurance underwriting and integrated disability and absence management services. The Company also offers asset accumulation products, primarily annuities, to individuals and groups. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. See Note A and Note P to the Consolidated Financial Statements for additional information regarding the Company's segments.


OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth or which require expertise to meet the specialized needs of its customers. The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers where nearly all of the employment growth in the American economy has occurred in the last few years. It has also developed complementary investment management skills which, together with its insurance business, are aimed at achieving above average returns on the capital of the Company. The Company's operating strategy has also emphasized the acquisition of blocks of insurance business and insurance and financial services companies and the active management of its investment portfolio.

The Company's operating strategy has contributed to an average annual return on shareholders' equity of 22% during the period from January 1988 to December 1998. Over this same period, net income and shareholder's equity have grown at a compound annual rate of 33%, and book value per share has grown at a compound annual rate of 26%. This strategy has also contributed to a 13% compound annual growth rate in insurance premiums and fee income during the period from January 1988 through December 1998 and an increase in total assets from $819.1 million at December 31, 1987 to $3,396.2 million at December 31, 1998, a compound annual growth rate of 14%.

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

In March 1996, the Company acquired Safety National Casualty Corporation ("SNCC"). See Note B to the Consolidated Financial Statements. SNCC is an insurance specialist providing workers' compensation insurance products to the self-insured market. Founded in 1942, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States.

In June 1998, the Company acquired Matrix Absence Management, Inc. ("Matrix"), a provider of integrated disability and absence management services to the employee benefits market, and, in November 1998, the Company acquired Unicover Managers, Inc. ("Unicover"), a reinsurance underwriting manager specializing in workers' compensation coverage. Both Matrix and Unicover are wholly-owned corporate subsidiaries of the Company. See Note B to the Consolidated Financial Statements.

The Company's management of its investment portfolio is an important component of its profitability. The Company's strategy emphasizes liquidity and yield, while seeking to limit risks associated with interest rate fluctuations and credit quality. The Company's average yield on invested assets (excluding realized and unrealized investment gains and losses) was 8.1%, 7.9% and 8.6% in 1998, 1997 and 1996, respectively. See "Investments."

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company emphasizes the origination of specialty insurance products directed to the employee benefits market, primarily group life, disability, workers' compensation and personal accident insurance. The Company also offers group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 10 to more than 1,000 individuals, although the average size of insured groups currently ranges from 100 to 300 individuals. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The following table sets forth, for the periods indicated, selected financial data concerning the Company's group employee benefit products:

                                                                                   Year Ended December 31,
                                                                           -----------------------------------
                                                                             1998          1997         1996
                                                                           --------       -------     --------
                                                                                 (dollars in thousands)
Insurance premiums:
   Life...............................................................     $171,726      $146,485     $135,806
   Disability income..................................................      110,983        96,469       92,024
   Workers' compensation..............................................       79,118        64,499       56,200
   Personal accident and other........................................       54,584        48,439       47,348
                                                                           --------      --------     --------
     Total insurance premiums.........................................     $416,411      $355,892     $331,378
                                                                           ========      ========     ========

Sales (new annualized premiums):
   Life...............................................................     $ 37,848      $ 29,801     $ 24,049
   Disability income..................................................       43,860        27,476       21,961
   Workers' compensation..............................................       43,577        20,987        8,451
   Personal accident and other........................................       16,449        11,405        8,572
                                                                           --------      --------     --------
     Total insurance premiums.........................................     $141,734      $ 89,669     $ 63,033
                                                                           ========      ========     ========


The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience and the ability to control administrative expenses. The table below shows the loss and expense ratios as a percent of premium income for the Company's group employee benefit products for the periods indicated. Changes in the components of the ratio between years primarily reflect changes in the Company's product mix.

                                                                                    Year Ended December 31,
                                                                               ----------------------------------
                                                                               1998           1997           1996
                                                                               ----           ----           ----
Loss ratio...........................................................          71.6%          68.3%          70.0%
Expense ratio........................................................          24.9           27.6           26.7
                                                                               ----           ----           ----
    Combined ratio...................................................          96.5%          95.9%          96.7%
                                                                               ====           ====           ====


The Company's group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group and policy terms are generally one year. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $150,000 per individual for employer provided group life insurance policies and $100,000 for voluntary group term life policies. See "Reinsurance."

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. The Company focuses group long-term disability sales toward employers engaged principally in service industries such as accounting, architecture and engineering, as well as certain retailing and manufacturing fields. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When insureds' disabilities prevent them from returning to their original jobs, the Company, in appropriate cases, provides assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and emerging experience of the insured group, as well as assumptions regarding operating expenses and future interest rates. The Company reinsures risks in excess of $2,500 per individual per month. See "Reinsurance."

The Company's workers' compensation products include excess workers' compensation, workers' compensation self-insured loss portfolio transfers, workers' compensation self-insurance bonds and primary workers' compensation insurance with risk sharing features. Historically, the Company has specialized in excess workers' compensation insurance which provides coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). This product is principally targeted to mid-sized companies and association groups, particularly small municipalities, hospitals and schools. These companies and groups tend to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because claim payments do not begin until after the SIR is met, it takes an average of 13 years from the date the claim is incurred to the time claim payments begin. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage. Medical payments, if any, tend to be stable and predictable. The Company began to actively market its other workers' compensation products during 1998 due to the weak pricing environment in the excess workers' compensation sector. These products are typically marketed to the same types of clients who have historically purchased the Company's excess workers' compensation product. The Company reinsures excess workers' compensation risks between $500,000 and $50.0 million per policy per occurrence and primary workers' compensation up to $3.0 million per policy per occurrence. See "Reinsurance."

The Company's personal accident insurance products include business travel and "all risk" accidental death and dismemberment insurance. These policies pay a stated amount based on a predetermined schedule in the event of accidental dismemberment or death of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual and, under a catastrophe reinsurance agreement, the amount of the Company's loss arising from any one occurrence is limited to $500,000. See "Reinsurance."

The Company's group employee benefit products are sold primarily by independent brokers, agents and TPAs. The Company's home office and 23 sales offices located throughout the country provide nationwide sales support and service existing business. The Company believes that its national sales network minimizes expenses traditionally associated with large insurance company captive marketing systems.


ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist primarily of annuity products, principally single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity holder's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company annually, typically on the policy anniversary, subject to specified guaranteed minimum crediting rates. Minimum guaranteed crediting rates currently range from 3.00% to 5.50%. Withdrawals may be made at any time, but some withdrawals may result in the assessment of surrender charges, market value adjustments, taxes, and/or tax penalties on the withdrawn amount.

Since 1995, the Company has principally marketed SPDA annuity products, including a product with a market value adjustment ("MVA") feature that provides for an adjustment to the accumulated value of the policy if it is surrendered during the surrender charge period. These products are sold predominantly through networks of independent agents. In 1998, these new products accounted for $46.0 million of asset accumulation product deposits, of which $38.8 million was attributable to the MVA annuity product. One network of independent agents accounted for approximately 55% of the deposits from these new products during 1998. The Company believes that it has a good relationship with this network. Prior to 1995, the Company's strategy with respect to this product line focused primarily on the acquisition of blocks of annuity business from other insurers. See "Reinsurance."

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                                   Year Ended December 31,
                                                                            --------------------------------------
                                                                              1998           1997           1996
                                                                            --------       --------       --------
                                                                                 (dollars in thousands)
Asset accumulation product deposits (sales)...........................      $ 47,245       $ 57,926       $ 59,460

Funds under management (at period end)................................       633,676        658,928        690,998


At December 31, 1998, funds under management consisted of $542.1 million of SPDA liabilities and $91.6 million of FPA liabilities, with a weighted average crediting rate of 5.4%. Of these liabilities, $224.7 million were subject to surrender charges averaging 7.4% at December 31, 1998. Annuity liabilities not subject to surrender charges have been in force, on average, for 17 years.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between its expected return on investments and the crediting rate. The Company achieves this spread by active portfolio management focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its annuity products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Asset/Liability Management and Market Risk."

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See "Investments."


INSURANCE SERVICES

The Company provides integrated disability and absence management services through Matrix, which was acquired in June 1998. See Note B to the Consolidated Financial Statements. The Company offers a comprehensive package of disability and absence management services designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. Services that the Company offers include event reporting, leave of absence management, claims and case management and return to work management. The goal of these services is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. Included among the Company's clients for these services are approximately half of the Fortune 500 companies located in California, where most of Matrix's business was located prior to the acquisition. Subsequent to the acquisition of this business, the Company has begun to expand the offering of these services on a nationwide basis through the Company's national sales offices.

The Company's subsidiary, Unicover, which was acquired in November 1998, provides reinsurance underwriting management services, specializing in workers' compensation insurance. See Note B to the Consolidated Financial Statements. Unicover does not itself accept insurance risk, but underwrites reinsurance for the pool and other facilities it manages on behalf of its client insurers (collectively, the "Pools"). It also arranges for reinsurance protection with respect to the risks assumed by the Pools, which is commonly known as retrocessional coverage. Under Unicover's management, the Pools provide reinsurance coverage with respect to certain risks of self-insured groups which have converted to primary workers' compensation insurance coverage, as well as certain risks of primary workers' compensation insurers. Unicover receives fee income as compensation for its services, which is determined primarily as a fixed percentage of reinsurance premiums earned by the Pools. Due to developments which have occurred in the first quarter of 1999, Unicover's business prospects are subject to a number of uncertainties, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


VARIABLE LIFE INSURANCE PRODUCTS

In 1991, the Company introduced a variable flexible premium universal life insurance policy under which the related assets are segregated in a separate account not subject to claims of general creditors of the Company. Policyholders may elect to deposit amounts in the account from time to time, subject to underwriting limits and a minimum initial deposit of $1.0 million. At December 31, 1998, these deposits, excluding the Company's deposit, totaled $54.1 million. Pursuant to the investment option that is available to policyholders, the assets of the separate account have been invested with independent investment managers employing a variety of diversified investment strategies. Both the cash values and death benefits of these policies fluctuate according to the investment experience of the assets in the separate account; accordingly, the investment risk with respect to these assets is borne by the policyholders and any adverse investment experience with respect to these investments would not have a material adverse effect on the Company's results of operations and financial condition. The Company earns fee income from the separate account in the form of charges for management and other administrative fees. The Company reinsures risks in excess of $200,000 per individual under indemnity reinsurance arrangements with various reinsurance companies. See "Reinsurance."


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

For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes A, C and I to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                               Year Ended December 31,
                                                                      ---------------------------------------------
                                                                          1998             1997              1996
                                                                      ----------       -----------       ----------
                                                                               (dollars in thousands)

Average invested assets (1)...................................        $2,082,993       $2,048,181        $1,822,088
Net investment income (2).....................................           168,692          162,380           157,020
Weighted average annual yield (3).............................               8.1%             7.9%              8.6%
Net realized investment gains (losses)........................        $    8,060       $   14,568        $   (2,651)

  (1) Average invested assets are computed by dividing the total of the amortized cost of investments at the beginning of the period reduced by investment related liabilities plus the individual quarter-end balances by five and deducting one-half of net investment income.

  (2) Consists principally of interest and dividend income less investment expenses.

  (3) The weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income (exclusive of realized and unrealized gains and losses) by average invested assets for the period. The 1996 investment yields reflect strong performance by the Company's independent investment managers program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."


REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding reinsurer, the Company is exposed to a degree of risk if the assuming company becomes insolvent. To limit this risk, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades.

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable at any time as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer. See Note O to the Consolidated Financial Statements.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

The Company currently participates as an assuming insurer in a number of reinsurance pools, none of which are managed by Unicover. These reinsurance pools generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. The Company has the right, generally exercisable annually, to terminate or change its participation in any of these pools as to new business. In 1998, these reinsurance pools represented, in the aggregate, $59.2 million of premiums and $56.0 million of benefits, and the Company's five largest participations in these reinsurance pools represented $49.3 million of earned premiums and $48.0 million of benefits.

In addition, the Company acquired five blocks of annuity policies between 1988 and 1992 that resulted in the assumption of $967.1 million of policyholder account balances. The first acquisition was an assumption reinsurance transaction, and the others were indemnity reinsurance transactions. In the case of each acquisition, assets supporting the related reserves were transferred to, and are managed by, the Company. Pursuant to the assumption reinsurance acquisition, the Company has the right to establish the crediting rate with respect to the business acquired. The Company has the right under each indemnity reinsurance transaction to recommend to the ceding company crediting rates with respect to the business acquired. The ceding company is solely responsible for payment of crediting rates to the extent that these rates exceed the greater of the recommended rate and certain benchmark rates. The aggregate lapse rates experienced on the annuity acquisitions have been consistent with the levels assumed in pricing the transactions and consequently have not adversely affected the Company's liquidity or results of operations.


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


WORKERS' COMPENSATION INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its workers' compensation insurance and other casualty insurance products. Reserves for claim expenses represent the estimated probable costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements.

Reserving practices under GAAP allow discounting of claim reserves related to workers' compensation losses to reflect the time value of money. Reserve discounting for these types of claims is common industry practice, and the discount factors used are less than the annual tax-equivalent investment yield earned by the Company on its invested assets. Reserves for claim expenses are not discounted.

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                                 Year Ended           Period from
                                                                                December 31,         March 5 (1) to
                                                                           ------------------------    December 31
                                                                             1998           1997           1996
                                                                           --------       --------       --------
                                                                                   (dollars in thousands)
Unpaid claims and claim expenses, beginning of period.................     $388,051       $380,826       $369,871

Provision for claims and claim expenses incurred in the current year..       61,776         41,221         28,290
(Decrease) increase in estimated claims and claim expenses
     incurred in prior years (2)......................................         (166)        (2,419)         7,358
                                                                           --------       --------       --------
         Incurred claims and claim expenses during the current year...       61,610         38,802         35,648
                                                                           --------       --------       --------

Deduct claims and claim expenses paid, occurring during:
     Current year.....................................................        6,953          1,498            249
     Prior years......................................................       36,494         30,079         24,444
                                                                           --------       --------       --------
         Total paid...................................................       43,447         31,577         24,693
                                                                           --------       --------       --------

Unpaid claims and claim expenses, end of period.......................     $406,214       $388,051       $380,826
                                                                           ========       ========       ========


    (1) The date the Company acquired its workers' compensation business.

    (2) The 1997 decrease in estimated claims and claim expenses incurred in prior years is principally due to favorable claims development during the year. The 1996 increase in estimated claims and claim expenses incurred in prior years is primarily due to the accretion of interest on discounted claim reserves.


The effects of the discount to reflect the time value of money of $164.0 million, $168.8 million, $176.7 million and $180.8 million at March 5, 1996, December 31, 1996, December 31, 1997 and December 31, 1998, respectively, have been removed from the loss development table which follows in order to present the gross loss development. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 1998.


                                                                                           December 31,
                                                                   March 5,     -----------------------------------
                                                                    1996(1)       1996         1997          1998
                                                                  ---------     --------     --------     ---------
                                                                               (dollars in thousands)
Reserve for unpaid losses and claims expenses..................    $533,871     $549,653     $564,734      $586,984
Cumulative amount of liability paid:
     One year later............................................      24,444       30,079       36,494
     Two years later...........................................      53,605       62,833
     Three years later.........................................      85,739
Liability reestimated as of:
     One year later............................................     524,423      531,118      549,577
     Two years later...........................................     506,024      524,304
     Three years later.........................................     500,301
Cumulative Redundancy..........................................      33,570       25,349       15,157

    (1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.


The "Reserve for unpaid claims and claim expenses" line of the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" line of the table represents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" line of the table shows the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The "Cumulative redundancy" line of the table represents the aggregate change in the estimated claim reserve liabilities from the dates indicated through December 31, 1998.

The workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, excluding the effects of reinsurance, are approximately $28.3 million less than those reported by the Company for statutory financial statement purposes at December 31, 1998. This difference is primarily due to the use of different discount factors under GAAP and SAP. See Note A to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.


COMPETITION

The insurance industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and services and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger agency sales operations. Competition in asset accumulation product markets is also encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

The Company believes that its reputation in the marketplace, quality of service and investment returns have enabled it to compete effectively for new business in its targeted markets. The Company reacts to changes in the marketplace generally by focusing on products with adequate margins and attempting to avoid those with low margins. The Company believes that its smaller size, relative to some of its competitors, enables it to more easily tailor its products to the demands of customers.


REGULATION

The Company's insurance subsidiaries are regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company's insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' business, including, for example, risk-based capital ("RBC") requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The Company's insurance subsidiaries are required under these regulations to file detailed annual reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. Under state insurance laws and the rules of the National Association of Insurance Commissioners ("NAIC"), the Company's insurance subsidiaries may be examined periodically, usually at three- to five-year intervals, by the supervisory agencies of the states in which they do business. To date, no examinations have produced any significant adverse findings or adjustments.

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are continuously involved in a process of reexamining existing laws and their application to insurance companies. Furthermore, while the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.

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


EMPLOYEES

The Company and its subsidiaries employed approximately 725 persons at December 31, 1998. The Company believes that it enjoys good relations with its employees.


OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries.


ITEM 2. PROPERTIES

The Company leases its principal executive offices at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in November 1999. RSLIC owns its home office building at 2501 Parkway, Philadelphia, Pennsylvania, which consists of approximately 100,000 square feet. SNCC also owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.


ITEM 3. LEGAL PROCEEDINGS

In the course of their respective businesses, the Company's subsidiaries are defendants in litigation; in the case of its insurance subsidiaries, principally involving insurance policy claims and agent disputes, in the case of its integrated disability and absence management subsidiary, benefit claims-related litigation, and in the case of its reinsurance underwriting management subsidiary, reinsurance-related litigation. In the opinion of management, the ultimate disposition of such pending litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

     Name                        Age      Position
     -----------------------------------------------------------------------------------------------------------------
     Robert Rosenkranz            56      Director  of the  Company;  Chairman  of the Board,  President  and Chief
                                          Executive Officer of the Company; Chairman of the Board of RSLIC

     Robert M. Smith, Jr.         47      Director and Vice President of the Company

     Charles P. O'Brien           62      Director of the Company; President and Chief Executive Officer of RSLIC

     Chad W. Coulter              36      Vice President and General Counsel of the Company;  Vice President,  General
                                          Counsel and Assistant Secretary of RSLIC

     Louis C. Lucido              50      Vice President, Investments of the Company

     Lawrence E. Daurelle         47      Vice President and Treasurer of the Company and RSLIC


Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He is also Chairman of the Board of RSLIC, FRSLIC and Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas") and serves on the Board of Directors of SNCC. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock as of March 12, 1999.

Mr. Smith has served as Vice President of the Company and as Vice President of DCM since July 1994 and as a Director of the Company since January 1995. Mr. Smith also serves as a Director of RSLIC-Texas, RSLIC, FRSLIC and SNCC. Prior to July 1994, Mr. Smith was Director, Investment Banking for Merrill Lynch & Company in New York, New York.

Mr. O'Brien has served as a Director of the Company since November 1987 and as President, Chief Executive Officer and a Director of RSLIC since August 1976. Mr. O'Brien also serves as President and Chief Executive Officer and a Director of RSLIC-Texas and FRSLIC and as a Director of SNCC.

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

Mr. Daurelle has served as Vice President and Treasurer of the Company since August 1998 and as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since May 1995. From October 1994 to April 1995, he was Senior Vice President and Chief Financial Officer for Mutual Assurance Company, and from September 1993 to October 1994 he was Senior Vice President, Strategic Planning for The Fidelity Mutual Life Insurance Company. Prior to September 1993, Mr. Daurelle was Vice President of United Pacific Life Insurance Company.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $36.94 on March 12, 1999. There were approximately 2,800 holders of record of the Company's Class A Common Stock as of March 12, 1999.

The following table sets forth the high and low closing prices for the Company's Class A Common Stock. The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. Prior periods have been restated to reflect the stock dividends distributed in 1997 and 1998.

                                                      High            Low
                                                   ---------       ---------
         1997:    First Quarter                    $33 59/64       $27 51/64
                  Second Quarter                    41 3/32         28 5/32
                  Third Quarter                     43 39/64        36 17/32
                  Fourth Quarter                    43 1/4          36 41/64

         1998:    First Quarter                    $51 3/16        $39 41/64
                  Second Quarter                    58 61/64        50 45/64
                  Third Quarter                     61 1/32         38 19/64
                  Fourth Quarter                    53              31 43/64


Cash dividends have not been declared or paid on the Class A Common Stock or the Class B Common Stock. Dividend payments are permitted under the terms of the Company's $85.0 million 8% Senior Notes due 2003 (the "Senior Notes") subject to certain restrictions and covenants. Under the Company's $200.0 million revolving credit facility (the "Credit Agreement"), dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 4% of the Company's Consolidated Equity (as defined in the Credit Agreement) as of the end of the preceding fiscal year. The Credit Agreement also permits additional repurchases by the Company of its capital stock in an aggregate amount of up to $20.0 million over the term of the Credit Agreement.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                    Year Ended December 31, (1)
                                                ------------------------------------------------------------
                                                  1998        1997         1996         1995          1994
                                                --------    --------     --------     --------      --------
INCOME STATEMENT DATA:                             (dollars and shares in thousands, except per share data)
   Insurance premiums and fee income:
      Group employee benefit products......     $416,411    $355,892     $331,378     $257,079      $233,697
      Asset accumulation products..........        2,583       3,072        2,122        2,121         1,716
      Other................................       30,890       1,907        1,733        1,702        13,099
   Net investment income...................      168,692     162,380      157,020      117,112       106,576
   Net realized investment gains (losses)..        8,060      14,568       (2,651)         704        10,213
                                                --------    --------     --------     --------      --------
      Total revenue........................      626,636     537,819      489,602      378,718       365,301
   Benefits and expenses...................      471,492     404,925      389,983      314,549       315,407
                                                --------    --------     --------     --------      --------

      Operating income (2).................      155,144     132,894       99,619       64,169        49,894

   Interest expense........................       17,369      15,030       18,269       13,257        12,252
   Income taxes............................       44,688      38,226       27,496       18,170        11,698
   Dividends on Capital Securities (3).....        6,052       4,656           --           --            --
                                                --------    --------     ---------    ---------     ---------

      Income from continuing operations....     $ 87,035    $ 74,982     $ 53,854     $ 32,742      $ 25,944
                                                ========    ========     ========     ========      ========

      Net income (4) ......................     $ 87,035    $ 74,982     $ 47,253     $ 30,464      $ 25,818
                                                ========    ========     ========     ========      ========

BASIC RESULTS PER SHARE:  (5)
   Income from continuing operations excluding
      investment gains (losses)............     $   4.03    $   3.36     $   3.03     $   2.16      $   1.31
   Income from continuing operations.......     $   4.29    $   3.85     $   2.94     $   2.19      $   1.76
   Net income (4)..........................     $   4.29    $   3.85     $   2.58     $   2.04      $   1.75
   Weighted average shares outstanding.....       20,276      19,487       18,333       14,955        14,712

DILUTED RESULTS PER SHARE: (5)
   Income from continuing operations excluding
      realized investment gains (losses)...     $   3.88    $   3.19     $   2.83     $   2.12      $   1.27
   Income from continuing operations.......     $   4.13    $   3.65     $   2.75     $   2.15      $   1.71
   Net income (4)..........................     $   4.13    $   3.65     $   2.41     $   2.00      $   1.70
   Weighted average shares outstanding.....       21,069      20,537       19,614       15,259        15,147

OTHER DATA:
   Diluted book value per share (6)........     $  27.66    $  25.06     $  18.14     $  14.61      $  11.21
   Return on average shareholders' equity (7)      15.4%        15.0%        18.5%        16.6%         10.4%
   Interest coverage ratio (8).............        8.93x       8.84x         5.83x       4.84x         4.07x

                                                                         December 31, (1)
                                               --------------------------------------------------------------------
                                                  1998          1997           1996          1995          1994
                                               -----------   -----------   -----------   -----------    -----------
BALANCE SHEET DATA:                                                   (dollars in thousands)
   Total investments.......................     $2,432,635   $2,480,402    $2,295,007    $1,791,531      $1,965,154
   Total assets............................      3,396,197    3,203,713     2,857,906     2,323,010       2,472,776
   Long-term debt..........................        265,165      178,769       231,004       134,611         159,577
   Capital Securities (3)..................        100,000      100,000            --            --              --
   Shareholders' equity ...................        566,440      509,486       366,965       222,815         170,382
   Debt to total capitalization ratio (9)..          28.5%         22.7%         38.6%         37.7%          48.4%

(1) Reflects the acquisitions of Unicover and Matrix in 1998 and SNCC in 1996. See Note B to the Consolidated Financial Statements. Amounts for 1994 include individual life insurance business, which the Company exited in July 1994.

(2) Income from continuing operations before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

(3) Reflects the issuance of and the payment of dividends on $100.0 million of Capital Securities by Delphi Funding L.L.C. (the "Capital Securities"). See Note J to the Consolidated Financial Statements.

(4) The Company discontinued its long-term care business in 1996 and recorded a one-time after-tax charge of $5.8 million in 1996 attributable to this discontinuance. After-tax operating losses on this business were $0.8 million, $2.3 million and $0.1 million in 1996, 1995 and 1994, respectively.

(5)  Restated to reflect stock dividends distributed during 1998.

(6) Diluted book value per share is calculated by dividing shareholders' equity, as increased by the proceeds and tax benefit from the assumed exercise of outstanding stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

 (7) Return on average shareholders' equity is calculated by dividing income from continuing operations, excluding after-tax realized investment gains and losses, by average shareholders' equity, excluding after-tax realized investment gains and losses, discontinued operations, extraordinary items and changes in accounting principles, as determined as of the beginning and end of each year.

(8) The interest coverage ratio is calculated by dividing income from continuing operations before interest and income tax expense and dividends on the Capital Securities by interest expense (1996 excludes interest paid in connection with the settlement of prior-year federal income taxes).

(9) The debt to total capitalization ratio is calculated by dividing long-term debt by the sum of the Company's long-term debt, Capital Securities and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the results of operations and financial condition of the Company below should be read in conjunction with the Consolidated Financial Statements and related notes.


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Insurance Premiums and Fee Income. Insurance premiums in 1998 were $418.4 million as compared to $358.4 million in 1997, an increase of 17%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong production of new business, normal growth in employment and salary levels for the Company's existing customer base and expansion within the alternative risk transfer market. A decrease in excess workers' compensation premiums from prior year levels as a result of a continued weak pricing environment in this market sector has not had a material impact on underwriting results due to corresponding decreases in benefits. Fee income was $31.5 million ($26.3 million in the fourth quarter) in 1998 as compared to $2.5 million in 1997. This increase was due to the inclusion of fee income of $28.8 million from the Company's reinsurance underwriting management and integrated disability and absence management subsidiaries, which were acquired in 1998. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $46.0 million in 1998 as compared to $55.5 million in 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The decrease in deposits was principally attributable to a decline in the demand for fixed annuity products due to the low interest rate environment.

The Company's future ability to generate fee income at the level reflected in the fourth quarter of 1998 is to a significant extent dependent on the future reinsurance premiums generated by the Pools Unicover manages. Pending the resolution of certain existing disputes relating to the retrocessional coverage for the Pools managed by Unicover, which coverage by its contractual terms extends to December 2000, Unicover has at present ceased accepting new reinsurance business on behalf of the Pools; moreover, a number of Unicover pool and facility members have recently terminated participation in the Pools as to new business. In addition, while substantial future fee income is contractually associated with anticipated premiums on reinsurance business previously placed by Unicover on behalf of the Pools, uncertainties, including the retrocessional coverage disputes, exist which may adversely impact the practical ability to realize such premiums, and therefore, such fee income. For all of these reasons, which resulted from developments occurring in the first quarter of 1999, no assurances can be given concerning future levels of the Company's fee income.

The Unicover acquisition has been accounted for using the purchase accounting method, and goodwill recorded in connection therewith is presently being amortized on a straight-line basis over 25 years. However, due to the uncertainties discussed above as to Unicover's future business, the Company will on an ongoing basis review and assess, in light of future developments, the extent, if any, to which future additional consideration relating to the acquisition will be recorded as goodwill and the manner in which goodwill associated with this business is amortized or recovered. Any future determinations by the Company to decrease or eliminate amounts recorded as goodwill or to accelerate the amortization of goodwill would correspondingly increase the Company's expenses for the relevant period or periods. However, it is not possible at this time to predict whether any such determinations will be made or the extent of any related impact on future expenses. See Note B to the Consolidated Financial Statements.

Net Investment Income. Net investment income in 1998 was $168.7 million as compared to $162.4 million in 1997, an increase of 4%. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.1% on average invested assets of $2,083.0 million in 1998 and 7.9% on average invested assets of $2,048.2 million in 1997.

Net Realized Investment Gains. Net realized investment gains were $8.1 million in 1998 as compared to $14.6 million in 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Benefits and Expenses. Policyholder benefits and expenses were $471.5 million in 1998 as compared to $404.9 million in 1997, an increase of 16%. Benefits and expenses for the Company's group employee benefit products increased by $60.6 million in 1998 primarily due to growth in this segment. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 96.5% in 1998 and 95.9% in 1997. The increase in benefits and expenses also includes an $11.9 million increase in other operating expenses primarily attributable to the Company's reinsurance underwriting management and disability and absence management subsidiaries, which were acquired in 1998. Benefits and interest credited on asset accumulation products decreased by $4.1 million in 1998 principally due to a decrease in average funds under management from $670.1 million in 1997 to $628.7 million in 1998. In addition, the weighted average annual crediting rate on asset accumulation products decreased from 5.3% in 1997 to 5.2% in 1998.

Operating Income. Income from continuing operations before interest and income tax expense and dividends in 1998 was $155.1 million as compared to $132.9 million in 1997, an increase of 17%. The increase is primarily attributable to the growth in the Company's group employee benefits segment, the increase in yield on invested assets in the asset accumulation products segment and the favorable impact of the Company's acquisitions completed during 1998, partially offset by the decrease in realized investment gains.

Interest Expense. Interest expense was $17.4 million in 1998 as compared to $15.0 million in 1997. The increase was primarily due to additional borrowings under the Credit Agreement in 1998 to fund the Unicover and Matrix acquisitions and investment opportunities.

Income Taxes. Income tax expense was $44.7 million in 1998 as compared to $38.2 million in 1997. The Company's effective tax rate was 32.4% in both 1998 and 1997.


 1997 COMPARED TO 1996

Insurance Premiums and Fee Income. Insurance premiums in 1997 were $358.4 million as compared to $333.0 million in 1996, an increase of 8%. Premiums from the Company's group employee benefits segment, excluding excess workers' compensation insurance, increased by $16.2 million primarily due to the impact of certain price increases, growth and development of the Company's distribution system and normal growth in employment and salary levels for the Company's existing customer base. Premiums from the Company's excess workers' compensation insurance product, which was acquired in March 1996 and included in the Company's results from the date of the acquisition, totaled $64.5 million in 1997 as compared to $56.2 million in 1996. Excess workers' compensation insurance premiums have decreased from full-year 1996 levels primarily due to state mandated reductions in workers' compensation premium rates and increased competition. The Company does not expect this reduction in premiums to have a material impact on the underwriting results for this product as decreased workers' compensation benefit levels, also mandated by the states, are expected to offset the decline in premiums. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $55.5 million in 1997 as compared to $57.5 million in 1996. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability.

Net Investment Income. Net investment income in 1997 was $162.4 million as compared to $157.0 million in 1996, an increase of 3%. The increase is primarily due to an increase in average invested assets as a result of the acquisition of SNCC, the investment of a portion of the proceeds from the issuance of the Capital Securities and net cash provided by operating activities, partially offset by a decrease in the weighted average yield. The 1996 investment results reflect strong performance by the Company's independent investment managers program. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 7.9% on average invested assets of $2,048.2 million in 1997 and 8.6% on average invested assets of $1,822.1 million in 1996.

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

Benefits and Expenses. Policyholder benefits and expenses were $404.9 million in 1997 as compared to $390.0 million in 1996, an increase of 4%. During 1997, benefits and expenses for group employee benefit products increased by $20.8 million as compared to 1996, primarily due to growth in this segment. Also contributing to the increase was the inclusion of the Company's excess workers' compensation insurance product, which was acquired in March 1996, for the full year of 1997. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.9% and 96.7% for 1997 and 1996, respectively. While amortization of cost of business acquired related to asset accumulation products was accelerated by $4.8 million during 1996 due to better than expected investment results, there was no net acceleration or deceleration during 1997. The weighted average annual crediting rate on asset accumulation products for 1997 and 1996 was 5.3% and 5.2%, respectively.

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

Interest Expense. Interest expense in 1997 was $15.0 million as compared to $18.3 million in 1996. This decrease is primarily due to the repayment of $50.0 million of borrowings under the Credit Agreement with a portion of the proceeds from the issuance of the Capital Securities, partially offset by the inclusion in 1997 of a full year of interest expense on the $45.0 million of 8.5% senior secured notes due 2003 (the "SIG Senior Notes") assumed in connection with the acquisition of SNCC in 1996. In addition, the 1996 period includes interest paid in connection with the settlement of prior-year federal income taxes.

Income Taxes. Income tax expense in 1997 was $38.2 million as compared to $27.5 million in 1996. The Company's effective tax rate decreased from 33.8% in 1996 to 32.4% in 1997 primarily due to tax-exempt investment income.

Dividends on Capital Securities. In March 1997, Delphi Funding issued $100.0 million of Capital Securities in a public offering. See Note J to the Consolidated Financial Statements.

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


LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $223.8 million of financial resources available at the holding company level at December 31, 1998, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on a surplus debenture (the "Surplus Debenture") issued by RSLIC-Texas to the Company, dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. At December 31, 1998, the unpaid principal balance of the Surplus Debenture, which is payable in quarterly installments through September 1999, was $18.3 million. Payments on the Surplus Debenture are generally funded by dividend payments made by RSLIC to RSLIC-Texas. During 1999, RSLIC will be permitted, without prior regulatory approval, to make dividend payments of $19.6 million. In addition, SNCC will be permitted, without regulatory or other approval, to make dividend payments of $20.7 million in 1999. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals. See "Business-Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. As of December 31, 1998, the Company had $71.0 million of borrowings available to it under the Credit Agreement.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes, the SIG Senior Notes and the $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and, at the Company's current level of borrowings, no principal repayments are required under the Credit Agreement until October 1, 2001. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes amortize in $9.0 million annual installments beginning in May 1999, and the Subordinated Notes mature in their entirety in June 2003. See Note E to the Consolidated Financial Statements.

Furthermore, the terms of each of the SNCC, Matrix and Uncover acquisitions provide for the payment of additional consideration to the former shareholders of each of the acquired companies based on, in the case of the SNCC and Matrix acquisitions, the attainment of certain earnings targets and, in the case of the Unicover acquisition, varying multiples of pre-tax cash flow. See Note B to the Consolidated Financial Statements.

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

The principal liquidity requirements of the Company's insurance subsidiaries are, in the cases of RSLIC, FRSLIC and SNCC, their contractual obligations to policyholders, and in the case of RSLIC-Texas, its payments to the Company on the Surplus Debenture. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of RSLIC, FRSLIC and SNCC. The Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period.

Cash Flows. During 1998, operating activities increased cash and cash equivalents by $42.5 million, excluding the one-time effect of the cession of $101.5 million of group employee benefit product reserves to Oracle Re (see Note O to the Consolidated Financial Statements). In addition to the Oracle Re transaction, operating cash flows decreased as compared to 1997 primarily due to an increase in federal income taxes paid. This increase was principally due to timing differences in recognizing income from investing activities. Cash flows from purchases and sales of investments in 1998 reflect the repositioning of a portion of the Company's portfolio into selected categories of fixed maturity securities to take advantage of opportunities in the marketplace to enhance investment returns while maintaining the Company's investment objectives of safety and liquidity. There were no significant changes in the credit quality of the Company's investment portfolio as a result of this investment activity. Cash provided by financing activities was primarily used to fund investment related activities during the 1998 period.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, managing the durations of the Company's interest-sensitive assets and liabilities and minimizing the Company's exposure to fluctuations in interest rates. The Company's investment portfolio primarily consists of investments in fixed maturity securities, cash and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 1998. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 1998, 35% of the Company's total invested assets were comprised of mortgage-backed securities, of which 40% are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 60% consists of investments in trusts created by banks and finance and mortgage companies. Ninety-eight percent of the Company's mortgage-backed securities portfolio, based on fair values, have been rated as investment grade by nationally recognized statistical rating organizations. The single largest investment in mortgage-backed securities backed by a single mortgage pool totaled $64.9 million, or 3% of total invested assets, at December 31, 1998.

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

The Company maintains an investment program in which securities were purchased using advances from the FHLB. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the securities purchased with those funds. During 1998, $125.0 million of advances from the FHLB matured and was repaid. The remaining outstanding advances of $75.0 million do not begin to mature until 2003. In addition, the Company utilizes reverse repurchase agreements and futures and option contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or futures and options contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in interest rates and by the adjustment of the crediting rate on annuity products. In addition, the Company, at times, utilizes exchange-traded futures and option contracts to hedge the interest rate risk associated with anticipated purchases of investments. At December 31, 1998, the Company had no material open derivative positions.

The Company periodically analyzes the results of its asset/liability matching through cash flow analysis under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to increase by 10% from their December 31, 1998 levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $69.8 million. These analyses incorporate numerous assumptions and estimates and assume no changes in the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be different from the actual changes experienced under given interest rate scenarios, and those differences may be material.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. Approximately 51% of the Company's corporate debt was issued at fixed interest rates. A hypothetical 10% decrease in market interest rates would cause a corresponding $2.1 million increase in the fair value of the Company's fixed-rate corporate debt. Because interest expense on the Company's floating-rate corporate debt fluctuates as prevailing interest rates change, changes in market interest rates would not materially affect its fair value.


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

The Company has completed an assessment of its critical computer related systems and is in the process of making the necessary modifications or replacements so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Approximately 74% of the Company's critical internal computer systems are currently year 2000 compliant, and the necessary modifications to the remaining 26% are expected to be completed and tested by the second quarter of 1999. The Company is primarily utilizing external resources to remediate and test its software for year 2000 compliance.

The Company estimates that total internal (opportunity costs) and external (out-of-pocket) pre-tax costs for addressing the year 2000 issue will be approximately $7.4 million, of which $5.4 million will be expensed as incurred and $2.0 million will be capitalized and amortized over the life of the replacement computer systems. During 1997 and 1998, the Company incurred $5.4 million of costs to address the year 2000 issue of which $3.8 million was expensed and $1.6 million was capitalized.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, the successful completion by the Company of its year 2000 compliance program, acquisitions of companies or blocks of business, the ratings by major rating organizations of its insurance subsidiaries, and, as to its Unicover subsidiary, the uncertainties and related matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


ITEM 7A. MARKET RISK DISCLOSURE

The information required by Item 7A is included in this Form 10-K under the heading "Asset/Liability Management and Market Risk" beginning on page 19 of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 26 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 27 of this Form 10-K.

(b) No reports on Form 8-K were filed during the fourth quarter of 1998.

(c) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

   2.1 Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (Exhibit 2.1) (8)

   2.2 Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (14)

   2.3 Stock Purchase Agreement, dated as of October 1, 1998, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC and the Shareholders named therein (14)

   3.1 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (3)

   3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (10)

   3.3 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (10)

   3.4 Amended and Restated By-laws of Delphi Financial Group, Inc. (Exhibit 3.4) (3)

   4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (8.0% Senior Notes due 2003) (Exhibit 4.1) (4)

   4.2 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a))(11)

   4.3 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (11)

   4.4 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (11)

  10.1 Senior Management Incentive Plan of Reliance Standard Life Insurance Company (14)

  10.2 Second Amended and Restated Employee Nonqualified Stock Option Plan (Exhibit 4.1) (5)

  10.3 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.4) (2)

  10.4     Third Amended and Restated Credit Agreement dated as of
           December 5, 1996, among the Company, the Lenders named therein, The Bank of New York, NationsBank, N.A. (South) and Fleet National Bank, as Co-Agents for the lenders, and Bank of America National Trust and Savings Association, as Administrative Agent for the lenders (Exhibit 10.4) (9)

  10.5 Borrower Pledge Agreement, dated as of February 23, 1993, between the Company and Bank of America Illinois (Exhibit 10.6) (2)

  10.6 Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz, Inc. and the Company (Exhibit 10.8) (3)

  10.7 Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz, Inc. and Reliance Standard Life Insurance Company (Exhibit 10.9) (3)

  10.8 Assumption Reinsurance Agreement, dated as of December 5, 1988, between John Alden Life Insurance Company and Reliance Standard Life Insurance Company (Exhibit 10.11) (3)

  10.9 Delphi Financial Group, Inc. Long-Term Performance-Based Incentive Plan (12)

  10.10 Settlement Agreement and Release of February 1988 among Insurers Service Corporation, Frank B. Hall & Co. Inc., Reliance Group Holdings Inc. and Safety National Casualty Corporation, as supplemented and amended by letter agreement dated March 4, 1996 (Exhibit 10.11) (7)

  10.11    SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (7)

  10.12 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein
           (Exhibit 10.30) (8)

  10.13 Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(8)


  10.14 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (8)

  10.15 Amended and Consolidated Surplus Debenture, in the amount of $58,000,000, dated December 1, 1996, issued by Reliance Standard Life Insurance Company of Texas to Delphi Financial Group, Inc.
           (Exhibit 10.15) (9)

  10.16 Indemnity Coinsurance Agreement and Administrative Services Agreement, dated as of October 3, 1994, between Reliance Standard Life Insurance Company and Protective Life Insurance Company (Exhibit 10.21) (6)

  10.17 Indemnity Coinsurance Agreement, dated as of June 30, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit (10.22) (1)

  10.18 Indemnity Coinsurance Agreement, dated as of October 31, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.23) (1)

  10.19 Indemnity Coinsurance Agreement, dated as of March 31, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York (filed with the Trust Agreement dated as of April 27, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York) (Exhibit 10.24) (1)

  10.20 Indemnity Coinsurance Agreement, dated as of December 31, 1992, between Reliance Standard Life Insurance Company and Lamar Life Insurance Company (Exhibit 10.25) (1)

  10.21 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (6)

  10.22 Employment Agreement, dated December 22, 1995, for B.K. Werner (Exhibit 10.22) (9)

  10.23 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (7)

  10.24 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc., and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (7)

  10.25 Subsidiary Pledge Agreement, dated as of March 5, 1996, between SIG Holdings, Inc. and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.27) (7)

  10.26 Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan (12)

  10.27 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd.
           (12)

  10.28 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (12)

  11.1     Computation of Results per Share of Common Stock (13)

  21.1     List of Subsidiaries of the Company (14)

  23.1     Consent of Ernst & Young LLP (14)

  24.1     Powers of Attorney (14)

  27       Financial Data Schedule (14)

----------------------------

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

    (12) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

    (13) Incorporated herein by reference to Note N to the Consolidated Financial Statements included elsewhere herein.

    (14)   Filed herewith.


(d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 27 of this Form 10-K are included under Item 8 and are presented beginning on page 50 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Delphi Financial Group, Inc.

                                       By:  /S/ ROBERT ROSENKRANZ
                                           ------------------------------------
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                          Capacity                           Date
----                                                          --------                           ----
 /S/              ROBERT ROSENKRANZ                           Chairman of the Board,             March 22, 1999
----------------------------------------------------------    President and Chief Executive
                 (Robert Rosenkranz)                          Officer (Principal Executive
                                                              Officer)

                          *                                   Director                           March 22, 1999
----------------------------------------------------------
                   (Edward A. Fox)

                          *                                   Director                           March 22, 1999
----------------------------------------------------------
                (Charles P. O'Brien)

                          *                                   Director                           March 22, 1999
----------------------------------------------------------
                 (Lewis S. Ranieri)

                          *                                   Director                           March 22, 1999
----------------------------------------------------------
                 (Thomas L. Rhodes)

 /S/            ROBERT M. SMITH, JR.                          Director and                       March 22, 1999
----------------------------------------------------------
               (Robert M. Smith, Jr.)                         Vice President

                          *                                   Director                           March 22, 1999
----------------------------------------------------------
                    (B.K. Werner)

                          *                                   Vice President and                 March 22, 1999
----------------------------------------------------------    Treasurer (Principal
                Lawrence E. Daurelle                          Accounting and Financial
                                                              Officer)

* BY:  /S/             ROBERT ROSENKRANZ
      ----------------------------------------------------
                       Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31, 1998
                                                          ---------------------------------------------------
                                                            First         Second        Third         Fourth
                                                           Quarter       Quarter        Quarter      Quarter
                                                          --------      --------       --------     --------
Revenues.............................................     $171,206      $152,426       $125,893     $177,111
Income from continuing operations, excluding
   realized investment gains (losses)................       19,963        18,376         17,084       26,373
Income from continuing operations....................       38,242        21,741         10,555       16,497
Net income...........................................       38,242        21,741         10,555       16,497
Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $  1.00       $  0.92        $  0.83      $  1.28
   Income from continuing operations.................        1.91          1.08           0.52         0.80
   Net income........................................        1.91          1.08           0.52         0.80
Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $  0.96       $  0.88        $  0.80      $  1.24
   Income from continuing operations.................        1.84          1.04           0.50         0.77
   Net income........................................        1.84          1.04           0.50         0.77

                                                                        Year Ended December 31, 1997
                                                          ---------------------------------------------------
                                                             First        Second         Third       Fourth
                                                            Quarter      Quarter        Quarter      Quarter
                                                          --------      --------       --------     --------
Revenues.............................................     $139,071      $127,622       $135,490     $135,636
Income from continuing operations, excluding
   realized investment gains (losses)................       17,545        15,934         16,450       15,584
Income from continuing operations....................       20,298        16,017         19,839       18,828
Net income...........................................       20,298        16,017         19,839       18,828
Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $  0.91       $  0.83        $  0.85      $  0.79
   Income from continuing operations.................        1.05          0.83           1.02         0.95
   Net income........................................        1.05          0.83           1.02         0.95
Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses).............     $  0.86       $  0.78        $  0.80      $  0.75
   Income from continuing operations.................        0.99          0.78           0.97         0.91
   Net income........................................        0.99          0.78           0.97         0.91

Computations of results per share for each quarter are made independently of results per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings and losses during the year, the sum of quarterly results per share does not equal results per share for the year. Results reflect inclusion of Matrix and Unicover from the dates of the respective acquisitions. Prior period results per share have been restated to reflect stock dividends distributed in 1998.

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

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
                                                                                                               ----

Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

     Report of Independent Auditors.......................................................................       28

     Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996.....................       29

     Consolidated Balance Sheets - December 31, 1998 and 1997.............................................       30

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996.......       31

     Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.................       32

     Notes to Consolidated Financial Statements...........................................................       33


Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

     Schedule I, Summary of Investments Other Than Investments in Related Parties.........................       50

     Schedule II, Condensed Financial Information of Registrant...........................................       51

     Schedule III, Supplementary Insurance Information....................................................       55

     Schedule IV, Reinsurance.............................................................................       56

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations..............       57

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 8, 1999

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Year Ended December 31,
                                                                         ---------------------------------
                                                                           1998        1997         1996
                                                                         --------    --------     --------
Revenue:
   Insurance premiums.................................................   $418,416    $358,417     $332,965
   Fee income.........................................................     31,468       2,454        2,268
   Net investment income..............................................    168,692     162,380      157,020
   Net realized investment gains (losses).............................      8,060      14,568       (2,651)
                                                                         --------    --------     --------
                                                                          626,636     537,819      489,602
                                                                         --------    --------     --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders............    342,997     290,761      280,620
   Commissions........................................................     34,010      27,270       24,550
   Amortization of cost of business acquired..........................     25,758      27,883       31,221
   Other operating expenses...........................................     68,727      59,011       53,592
                                                                         --------    --------     --------
                                                                          471,492     404,925      389,983
                                                                         --------    --------     --------
      Income from continuing operations before interest
        and income tax expense and dividends on Capital
        Securities of Delphi Funding L.L.C............................    155,144     132,894       99,619

Interest expense......................................................     17,369      15,030       18,269
                                                                         --------    --------     --------

      Income from continuing operations before income tax expense
        and dividends on Capital Securities of Delphi Funding L.L.C...    137,775     117,864       81,350

Income tax expense....................................................     44,688      38,226       27,496
                                                                         --------    --------     --------

      Income from continuing operations before dividends on
        Capital Securities of Delphi Funding L.L.C....................     93,087      79,638       53,854

Dividends on Capital Securities of Delphi Funding L.L.C...............      6,052       4,656           --
                                                                         --------    --------     --------

      Income from continuing operations...............................     87,035      74,982       53,854

Discontinued operations, net of income tax benefit:
   Loss from operations...............................................         --          --         (765)
   Loss on disposal...................................................         --          --       (5,836)
                                                                         --------    --------     --------

      Net income......................................................   $ 87,035    $ 74,982     $ 47,253
                                                                         ========    ========     ========

Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses)..............................   $   4.03    $   3.36     $  3.03
   Income from continuing operations..................................       4.29        3.85        2.94
   Net income.........................................................       4.29        3.85        2.58

Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses)..............................   $   3.88    $   3.19     $   2.83
   Income from continuing operations..................................       4.13        3.65         2.75
   Net income.........................................................       4.13        3.65         2.41

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              December 31,
                                                                                      -------------------------
                                                                                         1998           1997
                                                                                      ----------     ----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ...............................   $1,889,604     $2,165,069
      Cash and cash equivalents....................................................      371,762         50,580
      Other investments............................................................      171,269        264,753
                                                                                      ----------     ----------
                                                                                       2,432,635      2,480,402
   Cost of business acquired.......................................................      104,460         92,931
   Reinsurance receivables.........................................................      356,030        234,746
   Other assets....................................................................      440,895        322,985
   Assets held in separate account.................................................       62,177         72,649
                                                                                      ----------     ----------
      Total assets.................................................................   $3,396,197     $3,203,713
                                                                                      ==========     ==========


Liabilities and Shareholders' Equity:
   Future policy benefits..........................................................   $  482,481     $  436,021
   Unpaid claims and claim expenses................................................      563,907        531,409
   Policyholder account balances...................................................      664,576        689,542
   Corporate debt..................................................................      265,165        178,769
   Advances from Federal Home Loan Bank............................................       75,495        201,057
   Other liabilities and policyholder funds........................................      623,997        494,082
   Liabilities related to separate account.........................................       54,136         63,347
                                                                                      ----------     ----------
      Total liabilities............................................................    2,729,757      2,594,227
                                                                                      ----------     ----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company....................................................      100,000        100,000
                                                                                      ----------     ----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized......................           --             --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         14,955,755 and 12,884,188 shares issued and outstanding, respectively.....          150            129
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,433,203 and 6,156,787 shares issued and outstanding, respectively.......           54             62
      Additional paid-in capital...................................................      329,023        262,963
      Net unrealized (depreciation) appreciation on investments....................      (18,074)        40,545
      Retained earnings............................................................      255,287        205,787
                                                                                      ----------     ----------
         Total shareholders' equity................................................      566,440        509,486
                                                                                      ----------     ----------
             Total liabilities and shareholders' equity............................   $3,396,197     $3,203,713
                                                                                      ==========     ==========



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                    Unrealized
                                      Class A   Class B    Class A    Additional  (Depreciation)
                                      Common    Common    Treasury     Paid-in   Appreciation on  Retained
                                       Stock     Stock     Stock       Capital     Investments    Earnings     Total
                                      -------   -------   --------    ---------  ---------------  --------    --------
Balance, January 1, 1996.............  $ 67     $ 52      $(2,342)    $ 87,734     $(34,832)      $172,136    $222,815
                                                                                                              --------
Net income...........................    --       --           --           --           --         47,253      47,253
Decrease in net unrealized
   depreciation on investments.......    --       --           --           --       16,883             --      16,883
                                                                                                              --------
Comprehensive income.................                                                                           64,136

Issuance of stock, exercise of stock
   options and share conversions.....    33       --           --       79,982           --             --      80,015
Stock dividend.......................    19       11           --       74,579           --        (74,610)         (1)
Retirement of Treasury Stock.........    (1)      --        2,342       (2,092)          --           (249)         --
                                       ----     ----      -------     --------     --------       --------    --------

Balance, December 31, 1996...........  $118     $ 63      $    --     $240,203     $(17,949)      $144,530    $366,965
                                       ====     ====      =======     ========     ========       ========    ========


Balance, January 1, 1997.............  $118     $ 63      $    --     $240,203     $(17,949)      $144,530    $366,965
                                                                                                              --------

Net income...........................    --       --           --           --           --         74,982      74,982
Decrease in net unrealized
   depreciation on investments.......    --       --           --           --       58,494             --      58,494
                                                                                                              --------
Comprehensive income.................                                                                          133,476

Issuance of stock, exercise of stock
   options and share conversions.....     9       (2)          --        9,040           --             --       9,047
Stock dividend.......................     2        1           --       13,720           --        (13,725)         (2)
                                       ----     ----      -------     --------     --------       --------    --------

Balance, December 31, 1997...........  $129     $ 62      $    --     $262,963     $ 40,545       $205,787    $509,486
                                       ====     ====      =======     ========     ========       ========    ========


Balance, January 1, 1998.............  $129     $ 62      $    --     $262,963     $ 40,545       $205,787    $509,486
                                                                                                              --------

Net income...........................    --       --           --           --           --         87,035      87,035
Decrease in net unrealized
   appreciation on investments.......    --       --           --           --      (58,619)            --     (58,619)
                                                                                                              --------
Comprehensive income.................                                                                           28,416

Issuance of stock, exercise of stock
   options and share conversions.....    15      (10)          --       28,542           --             --      28,547
Stock dividend.......................     6        2           --       37,518           --        (37,535)         (9)
                                       ----     ----      -------     --------     --------       --------    --------

Balance, December 31, 1998...........  $150     $ 54      $    --     $329,023     $(18,074)      $255,287    $566,440
                                       ====     ====      =======     ========     ========       ========    ========

                 See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1998            1997           1996
                                                                         -----------    -----------     -----------
Operating activities:
   Net income.........................................................   $    87,035    $    74,982     $    47,253
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Change in policy liabilities, reinsurance receivables and
        policyholder accounts.........................................        63,636         10,493          28,614
      Policy liabilities ceded to Oracle Reinsurance Ltd..............      (101,500)            --              --
      Amortization, principally the cost of business acquired
        and investments...............................................       (40,895)        14,540          26,978
      Deferred costs of business acquired.............................       (36,367)       (32,727)        (28,718)
      Net realized (gains) losses on investments......................        (8,060)       (14,568)          2,651
      Net change in trading account securities........................        20,513        (21,793)         (6,995)
      Net change in federal income tax liability......................       (29,059)        10,016          18,360
      Other...........................................................       (14,334)        11,608           9,682
                                                                         -----------    -----------     -----------
        Net cash (used) provided by operating activities..............       (59,031)        52,551          97,825
                                                                         -----------    -----------     -----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made.........................    (3,169,570)    (1,662,213)     (1,445,664)
      Sales of investments and receipts from repayment of loans.......     3,520,827      1,429,752       1,475,106
      Maturities of investments.......................................        38,798         35,429          35,722
   Business acquisitions, net of consideration paid...................        16,111             --          37,313
   Change in deposit in separate account..............................         1,261         (1,580)         (1,506)
                                                                         -----------    -----------     -----------
        Net cash provided (used) by investing activities..............       407,427       (198,612)        100,971
                                                                         -----------    -----------     -----------

Financing activities:
   Deposits to policyholder accounts..................................        50,485         57,931          59,460
   Withdrawals from policyholder accounts.............................       (83,388)       (78,132)        (78,435)
   Proceeds from issuance of common stock
      and exercise of stock options...................................         1,572          9,045             530
   Borrowings under the Credit Agreement..............................       139,000         20,000          64,000
   Principal payments under the Credit Agreement......................       (58,000)       (72,000)        (14,000)
   Repayment of advances from the Federal Home Loan Bank..............      (125,000)            --              --
   Change in liability for securities loaned, sold under agreements
      to repurchase and other short-term financing....................        48,117         71,336        (157,325)
   Net proceeds from issuance of Capital Securities...................            --         98,750              --
                                                                         -----------    -----------     -----------
        Net cash (used) provided by financing activities..............       (27,214)       106,930        (125,770)
                                                                         -----------    -----------     -----------

Increase (decrease) in cash and cash equivalents......................       321,182        (39,131)         73,026
Cash and cash equivalents at beginning of year........................        50,580         89,711          16,685
                                                                         -----------    -----------     -----------
      Cash and cash equivalents at end of year........................   $   371,762    $    50,580     $    89,711
                                                                         ===========    ===========     ===========




                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), Matrix Absence Management, Inc. ("Matrix"), and Unicover Managers, Inc. ("Unicover"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation. As of December 31, 1998, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company is a holding company engaged through its subsidiaries in offering a diverse portfolio of group employee benefit products including life, disability, workers' compensation and personal accident insurance, as well as reinsurance underwriting and integrated disability and absence management services. The Company also offers asset accumulation products, primarily annuities, to individuals and groups. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of shareholders' equity. Other investments consist primarily of trading account securities and equity securities. Trading account securities include bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest income, dividend income and realized gains and losses from trading account securities are also included in net investment income. Equity securities are carried at fair value with unrealized appreciation or depreciation included as a component of shareholders' equity. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses.

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions and policy issuance costs, are deferred when incurred. For certain asset accumulation products, these costs are amortized in relation to the incidence of expected gross profits over the life of the policies and products. Deferred acquisition costs for life, accident and health and workers' compensation insurance policies are amortized over the premium-paying period or the expected life of the related policies. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

the business. Amortization of the PVFP for group life and disability insurance is at the discount rate established at the time of the acquisition. The amortization of cost of business acquired was accelerated by $4.8 million before taxes in 1996, primarily due to better than anticipated investment results. The effect of the accelerated amortization was to decrease net income by $3.1 million, or $0.17 per share ($0.16 per share assuming dilution), in 1996.

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 1998, reserves with a carrying value of $454.2 million have been discounted at rates ranging from 3.7% to 7.0%.

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the policyholder's accumulated value at any point in time.

Income Taxes. RSLIC-Texas and RSLIC are taxed as life insurance companies and file a consolidated federal tax return. FRSLIC does not qualify as a life insurance company for federal income tax purposes and files a separate federal tax return. DFG, SNCC and the non-insurance subsidiaries of the Company file as a separate subgroup. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company's income tax returns.

Insurance Premiums. The Company's group insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period. Deposits for asset accumulation products are not recorded as premiums; instead the deposits are recorded as a liability, since these products generally do not involve mortality or morbidity risk.

Fee Income. Fee income from reinsurance underwriting and disability and absence management services is recognized as earned when the related services are rendered. Fees received for services to be performed in the future are deferred until the related services are rendered. Fee income also includes policy charges for the cost of insurance, policy administration and surrender fees on certain asset accumulation products.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Statements of Cash Flows. For purposes of the Statements of Cash Flows, the Company defines cash equivalents as highly liquid debt instruments purchased with maturities of three months or less.

Recently Adopted Accounting Standards. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which are reported as a separate component of shareholders' equity, to be included as a component of comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public enterprises disclose information about operating segments in annual financial statements and requires those enterprises to disclose selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 had no affect on the Company's results of operations or financial position. See Note P to the Consolidated Financial Statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance. The Company has not yet determined whether it will do so. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivatives are a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company has not yet determined what the effects of SFAS No. 133 will be on the earnings and financial position of the Company.


NOTE B - ACQUISITIONS

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 385,810 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of notes payable. Additional consideration of up to $4.2 million in cash will be payable if Matrix's earnings meet specified targets over the four-year period subsequent to the acquisition. The Matrix acquisition was accounted for using the purchase accounting method, and the results of Matrix were included in the Company's results from June 30, 1998, the date of the acquisition. Goodwill recorded in connection with the Matrix acquisition is being amortized on a straight-line basis over 25 years.

On November 25, 1998, the Company acquired Unicover, a reinsurance underwriting manager specializing in workers' compensation coverage. The purchase price consisted of a $22.0 million initial cash payment plus additional consideration payable over the four and a quarter years subsequent to the acquisition based on varying multiples of Unicover's pre-tax cash flow which average approximately
1.1 times such cash flow over this period. The additional consideration consists of approximately 60% cash and 40% shares of the Company's Class A Common Stock. The Company's net investment in Unicover totaled $34.8 million at December 31, 1998. The Unicover acquisition was accounted for using the purchase accounting method, and the results of Unicover were included in the Company's results from October 1, 1998, the effective date of the acquisition. Goodwill recorded in

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE B - ACQUISITIONS - (CONTINUED)

connection with the Unicover acquisition is presently being amortized on a straight-line basis over 25 years. Pending the resolution of certain existing disputes relating to the retrocessional coverage for the pool and other facilities Unicover manages on behalf of its client insurers (collectively, the "Pools"), which coverage by its contractual terms extends to December 2000, Unicover has at present ceased accepting new reinsurance business on behalf of the Pools; moreover, a number of Unicover pool and facility members have recently terminated participation in the Pools as to new business. In addition, while substantial future fee income is contractually associated with anticipated premiums on reinsurance business previously placed by Unicover on behalf of the Pools, uncertainties, including the retrocessional coverage disputes, exist which may adversely impact the practical ability to realize such premiums, and therefore, such fee income. For all of these reasons, which resulted from developments occurring in the first quarter of 1999, the Company will on an ongoing basis review and assess, in light of future developments, the extent, if any, to which additional consideration will be recorded as goodwill and the manner in which goodwill associated with this business is amortized or recovered.

On March 5, 1996, SIG Holdings, Inc. ("SIG") and its subsidiary SNCC were merged into a subsidiary of the Company (the "SIG Merger") for consideration of approximately $131.9 million consisting of $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, and approximately 5.5 million shares of the Company's Class A Common Stock, including shares reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger (the "SIG Options"), plus contingent consideration of up to $20.0 million if SIG met specified earnings targets subsequent to the merger. The Company also assumed $45.0 million of SIG's corporate debt in connection with the merger. The contingent consideration is payable in shares of the Company's Class A Common Stock or, at the Company's option, in cash. During 1998, the Company paid $10.0 million of the contingent consideration consisting of $6.9 million of cash and 61,000 shares of the Company's Class A Common Stock. As of December 31, 1998, the Company accrued the remaining $10.0 million of the contingent consideration and recorded additional goodwill of $10.0 million because SIG met the remaining specified earnings targets. The SIG Merger was accounted for using the purchase accounting method with the results of SIG included in the Company's results from the date of the SIG Merger. Goodwill recorded in connection with the SIG Merger is being amortized on a straight-line basis over 40 years.


NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                       December 31, 1998
                                                        -----------------------------------------------
                                                                       Gross       Gross
                                                        Amortized    Unrealized  Unrealized    Fair
                                                           Cost        Gains       Losses      Value
                                                        ---------    ----------  ----------  ----------
                                                                     (dollars in thousands)
   Mortgage-backed securities........................   $  739,838    $19,629    $ (5,880)   $  753,587
   Corporate securities..............................      324,437      1,682     (61,678)      264,441
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................      299,950     12,997      (3,254)      309,693
   Obligations of U.S. states, municipalities and
      political subdivisions.........................      445,859      9,720      (2,094)      453,485
   Securities sold under agreements to repurchase....      106,905      2,122        (629)      108,398
                                                        ----------    -------    --------    ----------
      Total fixed maturity securities................   $1,916,989    $46,150    $(73,535)   $1,889,604
                                                        ==========    =======    ========    ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE C - INVESTMENTS - (CONTINUED)

                                                                       December 31, 1997
                                                        -----------------------------------------------
                                                                       Gross       Gross
                                                        Amortized    Unrealized  Unrealized     Fair
                                                           Cost        Gains       Losses       Value
                                                        ---------    ----------  ----------  ----------
                                                                     (dollars in thousands)
   Mortgage-backed securities........................   $  818,835    $18,176    $(10,695)   $  826,316
   Corporate securities..............................      147,414      4,076      (1,819)      149,671
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................      715,914     32,867        (862)      747,919
   Obligations of U.S. states, municipalities and
      political subdivisions.........................      287,889     12,815      (1,724)      298,980
   Securities sold under agreements to repurchase....      126,968      9,279          --       136,247
   Other fixed maturity securities...................        4,835      1,101          --         5,936
                                                        ----------    -------    --------    ----------
      Total fixed maturity securities................   $2,101,855    $78,314    $(15,100)   $2,165,069
                                                        ==========    =======    ========    ==========


The amortized cost and fair value of fixed maturity securities available for sale at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                                                          Amortized         Fair
                                                                                            Cost            Value
                                                                                          ---------      ----------
                                                                                          (dollars in thousands)
    Mortgage-backed securities......................................................     $  846,743      $  861,985
    Other securities:
       Less than one year...........................................................         48,929          49,313
       Greater than 1, up to 5 years................................................         49,424          60,921
       Greater than 5, up to 10 years...............................................        389,393         331,752
       Greater than 10 years........................................................        582,500         585,633
                                                                                         ----------      ----------
          Total.....................................................................     $1,916,989      $1,889,604
                                                                                         ==========      ==========

Net investment income was attributable to the following:

                                                                                   Year Ended December 31,
                                                                            ---------------------------------------
                                                                              1998           1997            1996
                                                                            --------       --------        --------
                                                                                    (dollars in thousands)
   Gross investment income:
      Fixed maturity securities.......................................      $183,828       $120,628        $116,170
      Other...........................................................           297         53,956          55,018
                                                                            --------       --------        --------
                                                                             184,125        174,584         171,188
   Less: Investment expenses..........................................        15,433         12,204          14,168
                                                                            --------       --------        --------
                                                                            $168,692       $162,380        $157,020
                                                                            ========       ========        ========

Net realized investment gains (losses) arose from the following:

                                                                                   Year Ended December 31,
                                                                            ---------------------------------------
                                                                              1998           1997            1996
                                                                            --------       --------        --------
                                                                                     (dollars in thousands)
   Fixed maturity securities..........................................      $ 45,273        $ 1,911         $(5,947)
   Other investments..................................................       (37,213)        12,657           3,296
                                                                            --------        -------          ------
                                                                            $  8,060        $14,568         $(2,651)
                                                                            ========        =======         =======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE C - INVESTMENTS - (CONTINUED)

Proceeds from sales of fixed maturity securities during 1998, 1997 and 1996 were $3,420.1 million, $1,199.6 million and $1,114.9 million, respectively. Gross gains of $98.2 million, $34.3 million and $17.1 million and gross losses of $52.9 million, $21.1 million and $21.7 million, respectively, were realized on those sales. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities classified as trading account securities. During 1997, the Company reevaluated the amortization period for deferred futures losses associated with its mortgage-backed securities portfolio due to a decline in market interest rates to record low levels and accelerated the amortization by $9.9 million.

The change in unrealized (depreciation) appreciation on investments, primarily fixed maturity securities, included as a component of shareholders' equity was as follows:

                                                                                Year Ended December 31,
                                                                         -----------------------------------
                                                                           1998           1997        1996
                                                                         --------        -------     -------
                                                                                   (dollars in thousands)
   Gross change in unrealized (depreciation) appreciation
      on investments (1)..............................................   $(53,380)       $67,963     $15,160
   Less:  reclassification adjustment for gain (losses)
      included in net income (2)......................................      5,239          9,469      (1,723)
                                                                         --------        -------     -------
   Net change in unrealized (depreciation) appreciation
      on investments..................................................   $(58,619)       $58,494     $16,883
                                                                         ========        =======     =======

   (1) Net of tax (benefit) expense of $(28.7) million, $36.6 million and $8.2 million, respectively.

   (2) Net of tax expense (benefit) of $2.8 million, $5.1 million and $(0.9) million, respectively.


Unrealized (losses) gains on trading securities included in investment income totaled $(14.3) million, $(1.4) million and $5.4 million for 1998, 1997 and 1996, respectively.

Bonds and short-term investments with amortized costs of $29.0 million and $25.2 million at December 31, 1998 and 1997, respectively, are on deposit with various states' insurance departments in compliance with statutory regulations. Additionally, certain assets of the Company were restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $108.5 million and $129.5 million at December 31, 1998 and 1997, respectively. Further, $39.6 million of cash and cash equivalents at December 31, 1998 were restricted pursuant to the terms of certain reinsurance underwriting management agreements.

During 1998, the Company initiated a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary. At December 31, 1998, deposits on loaned securities totaled $67.3 million, and the market value of loaned securities totaled $65.6 million.

Other investments at December 31, 1998 and 1997 principally include trading account securities of $99.9 million and $134.5 million and equity securities of $37.7 million and $62.3 million, respectively. Included in other assets are amounts receivable from brokers for investment sales totaling $159.9 million and $185.6 million at December 31, 1998 and 1997, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE C - INVESTMENTS - (CONTINUED)

As of December 31, 1998 and 1997, approximately 35% and 39%, respectively, of the Company's total invested assets were comprised of mortgage-backed securities. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $81.9 million and $84.2 million at December 31, 1998 and 1997, respectively. Trading account securities included additional non-investment grade securities with fair values of $35.8 million and $59.5 million at December 31, 1998 and 1997, respectively. In the aggregate, non-investment grade securities constituted 5% and 6% of total invested assets at December 31, 1998 and 1997, respectively.

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 1998 was as follows: Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $157.1 million and Federal Home Loan Mortgage Corporation ("FHLMC"), Series 2061-G Certificates - $64.9 million. The Bankers Trust notes, which are classified as available for sale corporate securities, are privately-placed structured notes maturing in 2008 having a variable crediting rate which is linked, on an amortizing basis over the term of the notes, to the actual investment performance of a special purpose entity which owns investments in a diversified portfolio of investment vehicles of independent investment managers. The FHLMC certificates, which are classified as available for sale mortgage-backed securities, are sequential pay collateralized mortgage obligations with a fixed coupon rate of 6.5% and a stated maturity in 2028.

The Company from time to time utilizes U.S. Treasury futures and option contracts to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases. Because these contracts reduce the Company's exposure to interest rate risk, they qualify as a hedge for accounting purposes. During 1998, the Company realized gains of $17.9 million from futures and option contracts related to this program which were recorded as an adjustment to the cost basis of the securities when acquired. If the hedged securities are sold or otherwise disposed of, the related realized gain or loss would be computed based upon the difference between the adjusted amortized cost of the security and the proceeds received. In addition, the Company at times enters into futures and option contracts in connection with its investment strategy that do not qualify for hedge accounting. Accordingly, these positions are carried at fair value with gains and losses included in income. During 1998, the Company recognized net investment income of $2.5 million and net realized losses of $25.3 million related to these instruments, which had an average fair value of $4.7 million included in total assets during the period. Over-the-counter options subject the Company to credit risk to the extent that counterparties of the transactions fail to perform under the contracts. The Company manages this risk by only entering into contracts with highly rated institutions and through listed exchanges. In addition, the contracts to which the Company is party typically contain collateral requirements and require daily cash settlement for changes in market value. The Company had no material derivative positions at December 31, 1998.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE D - ACCIDENT AND HEALTH AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID
         CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending accident and health and casualty future policy benefits and unpaid claims and claim expenses:

                                                                                   Year Ended December 31,
                                                                         ----------------------------------------
                                                                           1998            1997            1996
                                                                         --------        --------        --------
                                                                                   (dollars in thousands)
Balance at beginning of year, net of reinsurance......................   $650,019        $630,485        $245,323
SNCC reserves at merger, net of reinsurance...........................                         --         356,370
Add:
   Provisions for claims and claim expenses incurred in the
      current year, net of reinsurance................................    176,154         140,393         133,111
   Decrease in estimated claims and claim expenses incurred
      in prior years, net of reinsurance..............................     (6,658)         (9,102)         (3,461)
                                                                         --------        --------        --------
   Incurred claims and claim expenses during the current
      year, net of reinsurance........................................    169,496         131,291         129,650
                                                                         --------        --------        --------
Deduct claims and claim expenses paid, net of reinsurance,
      occurring during:
      Current year....................................................     35,669          24,454          23,870
      Prior year......................................................    188,035          87,303          76,988
                                                                         --------        --------        --------
                                                                          223,704         111,757         100,858
                                                                         --------        --------        --------
Balance at end of year, net of reinsurance............................    595,811         650,019         630,485
Reinsurance receivables at end of year................................    200,021          84,446          66,172
                                                                         --------        --------        --------
   Balance at end of year, gross of reinsurance.......................   $795,832        $734,465        $696,657
                                                                         ========        ========        ========

NOTE E - CORPORATE DEBT

At December 31, 1998 and 1997, the Company's outstanding borrowings under its $200.0 million revolving credit facility with a group of lenders (the "Credit Agreement") totaled $129.0 million and $48.0 million, respectively. The borrowings under the Credit Agreement accrue interest at a floating rate which is indexed to various published interest indices, and a non-use fee is charged on any unused portion of the commitment. The maximum amount of borrowings available under the Credit Agreement will be reduced to the following amounts in October of each year: 1999 - $180.0 million, 2000 - $150.0 million, 2001 - $110.0 million and 2002 - $60.0 million. The final maturity of the Credit Agreement is on April 1, 2003. The debt is secured by a security interest in all of the common stock and the surplus debenture of RSLIC-Texas, the issued and outstanding common stock of substantially all of the Company's non-insurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of borrowing. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend limitations. As of December 31, 1998, the Company was in compliance in all material respects with all restrictions and covenants in the Credit Agreement.

The Company's $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes") are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The Senior Notes are not redeemable prior to maturity or entitled to any sinking fund. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holder at 101% of the principal amount thereof, plus accrued and unpaid interest. The terms of the indenture pursuant to which the Senior

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE E - CORPORATE DEBT - (CONTINUED)

Notes were issued contain certain covenants and restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 1998, the Company was in compliance in all material respects with the terms of the indenture.

In conjunction with the SIG Merger, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"). The SIG Senior Notes mature in $9.0 million annual installments beginning in May 1999 and are collateralized by all of the common stock of SNCC. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions which set forth, among others, minimum statutory requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 1998, SIG was in compliance in all material respects with the terms of the note agreement.

In conjunction with the acquisition of Matrix, the Company issued $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). The Subordinated Notes are unsecured obligations of the Company, and payments of principal and interest on the notes is subordinated to all of the Company's senior debt obligations.

Interest paid during 1998, 1997 and 1996 totaled $17.0 million, $14.5 million and $17.2 million, respectively.


NOTE F - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company maintains an investment program in which securities were purchased using advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). As of December 31, 1998 and 1997, advances from the FHLB, including accrued interest, totaled $75.5 million and $201.1 million, respectively. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 7.8% and 6.2% at December 31, 1998 and 1997, respectively. The advances had a weighted average term of 5.5 years at December 31, 1998 and were collateralized by fixed maturity securities with a fair value of $92.2 million.


NOTE G - INCOME TAXES

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense as follows:

                                                                                   Year Ended December 31,
                                                                         -------------------------------------
                                                                           1998          1997           1996
                                                                         -------        -------        -------
                                                                                   (dollars in thousands)
   Federal income tax at statutory rate ..............................   $48,221        $41,252        $28,473
   Dividends received deduction and tax-exempt income.................    (6,264)        (3,026)        (2,747)
   State taxes and other..............................................     2,731             --          1,770
                                                                         -------        -------        -------
                                                                         $44,688        $38,226        $27,496
                                                                         =======        =======        =======

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


NOTE G - INCOME TAXES - (CONTINUED)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                                               December 31,
                                                                                        ---------------------
                                                                                          1998         1997
                                                                                        --------     --------
                                                                                        (dollars in thousands)
Cost of business acquired............................................................   $ 27,859     $ 23,895
Investments..........................................................................      6,099       53,873
Future policy benefits and unpaid claims and claim expenses..........................     17,291       13,867
Other................................................................................        746          702
                                                                                        --------     --------
    Gross deferred tax liabilities...................................................     51,995       92,337
                                                                                        --------     --------
Future policy benefits and unpaid claims and claim expenses..........................     (7,103)      (6,674)
Investments..........................................................................    (16,706)      (9,455)
Other liabilities....................................................................    (15,650)     (17,653)
Cost of business acquired and other..................................................     (4,632)      (1,651)
                                                                                        --------     --------
    Gross deferred tax assets........................................................    (44,091)     (35,433)
                                                                                        --------     --------
    Net deferred tax liability.......................................................   $  7,904     $ 56,904
                                                                                        ========     ========
Deferred tax (benefit) expense ......................................................   $(17,436)    $  7,759
                                                                                        ========     ========


Current tax expense, current tax (recoverable) liability and income taxes paid are as follows:

                                                                               As of or for the Year Ended
                                                                                      December 31,
                                                                           ----------------------------------
                                                                             1998         1997         1996
                                                                           -------      -------       -------
                                                                                 (dollars in thousands)
Current tax expense...................................................     $58,866      $27,960       $23,959
Current tax (recoverable) liability ..................................        (140)       9,097           272
Income taxes paid (net of refunds of $1,084, $0, and
    $12,465, respectively)............................................      68,535       18,856         4,887


NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                                                 Year Ended December 31,
                                                                           ----------------------------------
                                                                            1998         1997          1996
                                                                           -------      -------       -------
                                                                                 (dollars in thousands)
Balance at beginning of year.........................................      $21,612      $23,653       $26,898
    Interest accrued.................................................          317          506           639
    Amortization.....................................................       (2,425)      (2,547)       (3,884)
                                                                           -------      -------       -------
Balance at end of year...............................................      $19,504      $21,612       $23,653
                                                                           =======      =======       =======

An estimate of the percentage of the December 31, 1998 PVFP balance to be amortized over each of the next five years is as follows: 1999 - 13%, 2000 - 13%, 2001 - 12%, 2002 - 11% and 2003 - 11%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                                December 31,
                                                           --------------------------------------------------------
                                                                        1998                         1997
                                                           -------------------------     --------------------------
                                                             Carrying        Fair         Carrying          Fair
                                                              Value          Value          Value           Value
                                                           ----------     ----------     ----------      ----------
                                                                           (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale......     $1,889,604     $1,889,604     $2,165,069      $2,165,069
   Cash and cash equivalents..........................        371,762        371,762         50,580          50,580
   Other investments..................................        171,269        171,269        264,753         264,753
   Assets held in separate account....................         62,177         62,177         72,649          72,649

Liabilities:
   Policyholder account balances......................        612,710        606,089        641,441         639,998
   Corporate debt.....................................        265,165        264,543        178,769         183,340
   Advances from Federal Home Loan Bank...............         75,495         83,839        201,057         205,954
   Securities loaned or sold under agreements to
      repurchase......................................        169,623        169,623        121,506         121,506
   Liabilities related to separate account............         54,136         54,136         63,347          63,347

The fair values for fixed maturity securities have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $29.6 million and $26.7 million at December 31, 1998 and 1997, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays a variable rate of interest on the debt which reflects changed market conditions since the time the terms were negotiated. The fair values of the Senior Notes, the SIG Senior Notes and the Subordinated Notes are based on the expected cash flows discounted to net present value. The fair values for advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date. The carrying value of the liability for securities loaned or sold under agreements to repurchase approximates fair value as the liability is very short-term in nature.


NOTE J - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

In March 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding (the "Common Securities" and, collectively with the Capital Securities, the "L.L.C. Securities"), the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE J - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C. - (CONTINUED)

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

NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all Class A Common Stock and Class B Common Stock or (2) ten votes per share. The Company's Board of Directors declared a 20% stock dividend on August 30, 1996, which was distributed to stockholders on September 30, 1996, and 2% stock dividends on May 13, 1997, April 1, 1998 and November 19, 1998, which were distributed to stockholders on June 10, 1997, May 4, 1998 and December 15, 1998, respectively. Results per share and applicable share amounts have been restated to reflect the stock dividends. In 1996, the Company retired 126,568 shares (not adjusted for stock dividends) of its Class A Common Stock.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $203.9 million and $192.5 million at December 31, 1998 and 1997, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries, after interest expense of $3.3 million, $4.9 million and $6.6 million, respectively, on a surplus debenture payable to DFG, was $18.7 million, $27.8 million and $19.9 million in 1998, 1997 and 1996, respectively. The Company's casualty insurance subsidiary had statutory capital and surplus of $207.2 million and $168.9 million at December 31, 1998 and 1997, respectively, and statutory net income of $48.1 million, $34.8 million and $23.5 million in 1998, 1997 and 1996, respectively. Payment of shareholder dividends is regulated by insurance laws. Dividends are permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $40.4 million during 1999 without prior regulatory approval.

The following table provides a reconciliation of beginning and ending shares:

                                                                                  Year Ended December 31,
                                                                         -----------------------------------
                                                                          1998           1997           1996
                                                                         ------         ------        ------
                                                                                    (shares in thousands)
Class A Common Stock:
   Beginning balance..................................................   12,884         11,813         6,696
      Issuance of stock, exercise of stock options and
           conversion of shares.......................................    1,516            832         3,303
      Stock dividend..................................................      556            239         1,941
      Retirement of Treasury Stock....................................       --             --          (127)
                                                                         ------         ------        ------
   Ending balance.....................................................   14,956         12,884        11,813
                                                                         ======         ======        ======

Class B Common Stock:
   Beginning balance..................................................    6,157          6,259         5,216
      Conversion of shares............................................     (950)          (226)           --
      Stock dividend..................................................      226            124         1,043
                                                                         ------         ------        ------
   Ending balance.....................................................    5,433          6,157         6,259
                                                                         ======         ======        ======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE L - COMMITMENTS AND CONTINGENCIES

In the course of their respective businesses, the Company's subsidiaries are defendants in litigation; in the case of its insurance subsidiaries, principally involving insurance policy claims and agent disputes, in the case of its integrated disability and absence management subsidiary, benefit claims-related litigation, and in the case of its reinsurance underwriting management subsidiary, reinsurance-related litigation. In addition, certain disputes presently exist relating to the retrocessional coverage for the Pools managed by its reinsurance underwriting management subsidiary. In the opinion of management, the ultimate disposition of such pending contingencies will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


NOTE M - STOCK OPTIONS

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans because the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. If compensation expense for options granted had been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $82.5 million, $71.6 million and $44.7 million and earnings per share would have been $4.07, $3.67 and $2.44 ($3.90, $3.48 and $2.27, assuming dilution) in 1998, 1997 and 1996, respectively. The weighted average per share fair value used to calculate pro forma compensation expense for 1998, 1997 and 1996 was $20.68, $18.95 and $14.30, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.1% to 6.5%, volatility factors of the expected market price of the Company's common stock ranging from 25% to 29%, expected lives of the options ranging from five to ten years and dividend yields of 0%.

Under the terms of the Company's employee stock option plan and outside directors' stock option plan, a total of 2,228,537 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2002 and 2008. As of December 31, 1998, 541,023 options are remaining to be granted under these plans.

The Company's long-term performance-based incentive plan for its chief executive officer (the "Performance Plan") provides for the award of up to 305,628 shares or options for shares of the Company's Class B Common Stock (76,407 restricted or deferred shares and options to purchase 229,221 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares do not vest until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. For each of the years ended December 31, 1998, 1997 and 1996, 76,407 deferred shares and 229,221 options were awarded under the Performance Plan. The Company recognized $4.0 million, $3.1 million and $2.1 million of compensation expense in 1998, 1997 and 1996, respectively, related to the deferred shares.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE M - STOCK OPTIONS - (CONTINUED)

Option activity with respect to the above plans was as follows:

                                                                      Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                      1998                     1997                    1996
                                             ---------------------    --------------------    ---------------------
                                               Number      Average      Number     Average      Number     Average
                                                 of       Exercise        of      Exercise        of      Exercise
                                               Options      Price       Options     Price       Options     Price
                                              ---------   --------      --------  --------      --------  --------
Options outstanding, beginning of year....      781,765    $28.59        990,665   $12.64        718,592    $ 5.89
   Options granted........................      394,274     46.61        283,619    39.83        291,196     28.62
   Options forfeited......................         (401)    37.43             --       --             --        --
   Options exercised......................       (3,060)    13.15       (492,519)    2.98        (19,123)     2.12
                                              ---------                 --------                --------
Options outstanding - end of year.........    1,172,578     34.69        781,765    28.59        990,665     12.64
                                              =========                 ========                ========

Exercisable options, end of year..........      653,865     29.35        368,121    23.69        584,467      4.48

Information about options outstanding at December 31, 1998 was as follows:

                                                                Outstanding                       Exercisable
                                                  ------------------------------------       ----------------------
                                                   Number         Average      Average        Number       Average
     Range of                                        of         Remaining     Exercise          of        Exercise
  Exercise Prices                                  Options         Life        Price          Options       Price
-------------------                               ----------    -----------   --------       --------     ---------
$  0.00  - $  7.17.............................       12,735        3.4        $ 7.17          12,735     $    7.17
$ 13.15  - $ 14.13.............................      191,156        6.0         13.54         140,341         13.48
$ 22.58  - $ 29.33.............................      291,196        8.0         28.63         254,009         29.01
$ 36.51  - $ 53.00.............................      660,414        9.4         43.40         245,244         39.76
$ 58.64  - $ 58.64.............................       17,077        9.4         58.64           1,536         58.64
                                                   ---------        ---        ------        --------     ---------
                                                   1,172,578        8.5        $34.69         653,865     $   29.35
                                                   =========        ===        ======        ========     =========

In connection with the SIG Merger, the Company assumed 6.0 million SIG Options. Upon the exercise of the SIG Options, the holder is entitled to receive (i)
 .1345 of a share of Class A Common Stock for each SIG Option; plus (ii) an additional number of shares of Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. Pursuant to the terms of the SIG Merger, the exercise price of $0.02 per SIG Option remained the same. The SIG Options were granted annually from 1992 to 1996 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 1998, the weighted average contractual life of the outstanding SIG Options was 7.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                     Year Ended December 31,
                                         -------------------------------------------------    Period March 5, 1996
                                                    1998                      1997            to December 31, 1996
                                         ------------------------ ------------------------  ----------------------
                                            Number    Equivalent     Number     Equivalent    Number     Equivalent
                                            of SIG      Class A      of SIG       Class A     of SIG       Class A
                                            Options      Shares      Options      Shares      Options       Shares
                                           ---------    --------    ---------     -------    ----------   ---------
SIG Options - beginning of period......    4,167,878     773,726    4,740,744     981,215     5,997,716   1,613,375
   Options exercised...................     (581,032)   (109,214)    (553,273)    107,017    (1,196,471)    261,376
   Options forfeited...................      (50,605)         --      (19,593)         --       (60,501)         --
                                           ---------                ---------                ----------
SIG Options - end of year..............    3,536,241     623,778    4,167,878     773,726     4,740,744     981,215
                                           =========                =========                ==========

Exercisable SIG Options - end of year..      501,839      88,522      307,124      57,015       117,966      24,416

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE N - COMPUTATION OF RESULTS PER SHARE

                                                                                    Year Ended December 31,
                                                                           ------------------------------------
                                                                            1998           1997          1996
                                                                           -------        -------       -------
                                                                       (dollars in thousands, except per share data)
Numerator:
    Income from continuing operations excluding net
      realized investment gains (losses)...............................    $81,796        $65,513       $55,577
    Realized investment gains (losses), net of taxes...................      5,239          9,469        (1,723)
                                                                           -------        -------       -------
        Income from continuing operations..............................     87,035         74,982        53,854
    Discontinued operations, net of income tax benefit:
      Loss from operations.............................................         --             --          (765)
      Loss on disposal..................................................        --             --        (5,836)
                                                                           -------        -------       -------
        Net income.....................................................    $87,035        $74,982       $47,253
                                                                           =======        =======       =======

Denominator:
    Weighted average common shares outstanding ........................     20,276         19,487        18,333
    Effect of dilutive securities.......................................       793          1,050         1,281
                                                                           -------        -------       -------
    Weighted average common shares outstanding, assuming dilution......     21,069         20,537        19,614
                                                                           =======        =======       =======

Basic results per share of common stock:
    Income from continuing operations excluding net
      realized investment gains (losses)...............................    $  4.03        $  3.36       $  3.03
    Realized investment gains (losses), net of taxes...................       0.26           0.49         (0.09)
                                                                           -------        -------       -------
        Income from continuing operations..............................       4.29           3.85          2.94
    Discontinued operations, net of income tax benefit:
      Loss from operations.............................................         --             --         (0.04)
      Loss on disposal.................................................         --             --         (0.32)
                                                                           -------        -------       -------
        Net income.....................................................    $  4.29        $  3.85       $  2.58
                                                                           =======        =======       =======

Diluted results per share of common stock:
    Income from continuing operations excluding net
      realized investment gains (losses)...............................    $  3.88        $  3.19       $  2.83
    Realized investment gains (losses), net of taxes...................       0.25           0.46         (0.08)
                                                                           -------        -------       -------
        Income from continuing operations..............................       4.13           3.65          2.75
    Discontinued operations, net of income tax benefit:
      Loss from operations.............................................         --             --         (0.04)
      Loss on disposal.................................................         --             --         (0.30)
                                                                           -------        -------       -------
        Net income.....................................................    $  4.13        $  3.65       $  2.41
                                                                           =======        =======       =======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE O - REINSURANCE

The Company assumes and cedes reinsurance on both a coinsurance and a risk premium basis. The Company obtains reinsurance for amounts above certain retention limits which vary with age, plan of insurance and underwriting classification. Amounts of standard risks in excess of those limits are reinsured. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 1998, all of the Company's significant reinsurers were either rated "A-" (Excellent) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE O - REINSURANCE - (CONTINUED)

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International, a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Re, a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

A summary of reinsurance activity follows:

                                                                                    Year Ended December 31,
                                                                             --------------------------------------
                                                                               1998           1997            1996
                                                                             -------        -------         -------
                                                                                    (dollars in thousands)
Premium income assumed................................................       $95,853        $67,469         $62,626
Premium income ceded..................................................        71,411         67,059          61,516
Benefits, claims, and interest credited ceded.........................        78,413         68,442          63,525


NOTE P - SEGMENT INFORMATION

                                                            Group
                                                           Employee         Asset
                                                            Benefit     Accumulation
                                                           Products       Products        Other (1)         Total
                                                           ----------     ----------     ----------      ----------
                                                                            (dollars in thousands)
1998
----
Revenues excluding net realized investment gains......     $  499,821     $   82,973     $   35,782      $  618,576
Operating income (2)..................................         97,987         33,090         16,007         147,084
Net investment income.................................         83,410         80,390          4,892         168,692
Amortization of cost of business acquired.............         23,412          2,346             --          25,758
Segment assets........................................      1,793,756      1,337,792        264,649       3,396,197

1997
----
Revenues excluding net realized investment gains......        435,299         81,656          6,296         523,251
Operating income (2)..................................         94,044         24,720           (438)        118,326
Net investment income.................................         79,407         78,584          4,389         162,380
Amortization of cost of business acquired.............         22,546          5,337             --          27,883
Segment assets........................................      1,692,697      1,437,835         73,181       3,203,713

1996
----
Revenues excluding net realized investment losses.....        403,812         82,505          5,936         492,253
Operating income (2)..................................         83,320         23,317         (4,367)        102,270
Net investment income.................................         72,434         80,383          4,203         157,020
Amortization of cost of business acquired.............         20,676         10,545             --          31,221
Segment assets........................................      1,402,587      1,393,176         62,143       2,857,906

   (1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes reinsurance underwriting and integrated disability and absence management services and certain corporate activities.

   (2) Income from continuing operations excluding net realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE Q - DISCONTINUED OPERATIONS

During 1997, the Company disposed of its long-term care insurance business, which was discontinued in 1996. This business was purchased in December 1994 and was expected to become a significant part of the Company's operations. The Company exited this business due to its continued losses attributable to lower than expected sales and profit levels and decided to concentrate its resources on other opportunities such as product and distribution enhancements for the Company's group employee benefit products. The loss on the disposal of this business was primarily attributable to the write-off of deferred acquisition costs and goodwill associated with the business and a provision of $1.4 million, net of a tax benefit of $0.8 million, for operating losses during the phase-out period. The proceeds from the disposal were not material and the actual results for this business subsequent to its discontinuance did not materially differ from the loss provided for. An operating loss from this business was presented net of a tax benefit of $0.4 million for the year ended December 31, 1996. Revenue from the long-term care insurance business totaled $1.6 million for the year ended December 31, 1996.

                                                                     SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                          Amount
                                                                                                         Shown in
                                                                   Amortized            Fair              Balance
Type of Investment                                                    Cost              Value              Sheet
------------------                                                 ---------         ----------         ----------
Fixed maturity securities available for sale:
   U.S. Government backed mortgage-backed securities........      $  336,730         $  347,052         $  347,052
   Other mortgage-backed securities.........................         510,013            514,933            514,933
   U.S. Treasury and other U.S. Government
      guaranteed securities.................................         299,950            309,693            309,693
   Obligations of U.S. states, municipalities and
      political subdivisions................................         445,859            453,485            453,485
   Corporate securities.....................................         324,437            264,441            264,441
                                                                  ----------         ----------         ----------
      Total fixed maturity securities.......................       1,916,989          1,889,604          1,889,604

Equity securities (primarily common stock)..................          38,777             37,724             37,724
Cash and cash equivalents...................................         371,762            371,762            371,762
Other investments. . .......................................         139,655            133,545            133,545
                                                                  ----------          ---------         ----------
      Total investments.....................................      $2,467,183         $2,432,635         $2,432,635
                                                                  ==========         ==========         ==========

                                                                     SCHEDULE II

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                             December 31,
                                                                                        ---------------------
                                                                                          1998         1997
                                                                                        --------     --------
Assets:
   Fixed maturity securities, available for sale..................................      $ 22,000     $145,638
   Cash and other invested assets (including cash and
      cash equivalents of $798 and $801, respectively)............................        14,436        5,816
   Investment in subsidiaries.....................................................       719,158      618,889
   Surplus debenture due from subsidiary..........................................        18,250       43,000
   Amounts due from subsidiaries..................................................       137,478       65,792
   Other assets...................................................................        12,522        9,436
                                                                                        --------     --------
      Total assets................................................................      $923,844     $888,571
                                                                                        ========     ========

Liabilities:
   Corporate debt.................................................................      $219,384     $132,690
   Junior subordinated debentures payable to Delphi Funding, L.L.C................       103,093      103,093
   Securities sold under agreements to repurchase.................................         4,952      121,506
   Other liabilities..............................................................        29,975       21,796
                                                                                        --------     --------
                                                                                         357,404      379,085
                                                                                        --------     --------
Shareholders' Equity:
   Class A Common Stock...........................................................           150          129
   Class B Common Stock...........................................................            54           62
   Additional paid-in capital.....................................................       329,023      262,963
   Net unrealized (depreciation) appreciation on
     investments, net of deferred taxes...........................................       (18,074)      40,545
   Retained earnings..............................................................       255,287      205,787
                                                                                        --------     --------
                                                                                         566,440      509,486
                                                                                        --------     --------
      Total liabilities and shareholders' equity..................................      $923,844     $888,571
                                                                                        ========     ========


                   See notes to condensed financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)



                                                                              Year Ended December 31,
                                                                         --------------------------------
                                                                           1998        1997         1996
                                                                         --------    --------     -------
Revenue:
   Equity in undistributed earnings of subsidiaries...............       $130,178    $129,287     $84,872
   Interest from subsidiaries.....................................          3,322       4,853       6,981
   Dividends from subsidiaries....................................          9,388       4,322       1,600
   Other net investment income (loss).............................         23,928         707      (2,365)
   Realized investment losses.....................................         (8,525)     (5,357)          -
                                                                         --------    --------     -------
                                                                          158,291     133,812      91,088
                                                                         --------    --------     -------
Expenses:
   Operating expenses.............................................          6,066       4,245       5,661
   Interest expense...............................................         23,761      18,866      14,232
                                                                         --------    --------     -------
                                                                           29,827      23,111      19,893
                                                                         --------    --------     -------

         Income before income tax expense.........................        128,464     110,701      71,195

Income tax expense................................................         41,429      35,719      23,942
                                                                         --------    --------     -------
         Net income ..............................................       $ 87,035    $ 74,982     $47,253
                                                                         ========    ========     =======



                   See notes to condensed financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                            1998         1997         1996
                                                                         ---------    ---------     --------
Operating activities:
   Net income.....................................................       $  87,035    $  74,982     $ 47,253
   Adjustments to reconcile net income to net cash
         used by operating activities:
      Equity in undistributed earnings of subsidiaries............         (88,149)     (86,189)     (56,143)
      Change in other assets and other liabilities................           3,953        4,683        4,405
      Change in current and deferred income taxes.................           3,638         (748)       8,025
      Amortization, principally of investments and debt
          issuance costs..........................................         (27,332)      (2,399)       1,341
      Net realized losses on investments..........................           8,525        5,357            -
      Change in amounts due from/to subsidiaries..................         (71,686)     (54,934)     (21,865)
                                                                         ---------    ---------     --------
         Net cash used by operating activities....................         (84,016)     (59,248)     (16,984)
                                                                         ---------    ---------     --------

Investing activities:
   Purchases of investments and loans made........................        (225,980)    (187,411)     (24,604)
   Sales of investments and receipts from repayment of loans......         350,786      100,194       24,343
   Maturities of investments......................................           4,315        4,100          200
   Purchases of investments in subsidiaries.......................         (35,876)      (3,093)     (54,534)
                                                                         ---------    ---------     --------
      Net cash provided (used) by investing activities............          93,245      (86,210)     (54,595)
                                                                         ---------    ---------     --------

Financing activities:
   Proceeds from issuance of common stock and exercise of
      stock options...............................................           1,572        9,045          530
   Borrowings under the Credit Agreement..........................         139,000       20,000       64,000
   Principal payments under the Credit Agreement..................         (58,000)     (72,000)     (14,000)
   Payments received on surplus debenture.........................          24,750       15,000        7,000
   Change in liability for securities sold under agreements to
      repurchase..................................................        (116,554)      71,336        6,291
   Net proceeds from issuance of Junior Debentures ...............               -      101,843            -
                                                                         ---------    ---------     --------
      Net cash (used) provided by financing activities............          (9,232)     145,224       63,821
                                                                         ---------    ---------     --------

Decrease in cash and cash equivalents.............................              (3)        (234)      (7,758)
Cash and cash equivalents at beginning of year....................             801        1,035        8,793
                                                                         ---------    ---------     --------
      Cash and cash equivalents at end of year....................       $     798    $     801     $  1,035
                                                                         =========    =========     ========



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

The Company received cash dividends from subsidiaries of $9.4 million, $4.2 million and $1.6 million in 1998, 1997 and 1996, respectively.

                                                                  SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                            Future Policy
                                                             Benefits and
                                                 Cost of     Unpaid Claim                  Policyholder
                                                Business       and Claim      Unearned        Account
                                                Acquired        Expenses      Premiums       Balances
                                                --------    -------------     ---------    ------------
1998
----
Group employee benefits products..........     $ 74,867       $  877,065      $20,265         $     --
Asset accumulation products...............       29,593           41,854           --          664,576
Other.....................................           --          127,469           --               --
                                               --------       ----------      -------         --------
    Total.................................     $104,460       $1,046,388      $20,265         $664,576
                                               ========       ==========      =======         ========

1997
----
Group employee benefits products..........     $ 66,170       $  799,167      $17,206         $     --
Asset accumulation products...............       26,761           41,331           --          689,542
Other.....................................           --          126,932           --               --
                                               --------       ----------      -------         --------
    Total.................................     $ 92,931       $  967,430      $17,206         $689,542
                                               ========       ==========      =======         ========

1996
----
Group employee benefits products..........     $ 61,398       $  752,114      $20,658         $     --
Asset accumulation products...............       33,196           48,087           --          719,229
Other.....................................           --          126,373           --               --
                                               --------       ----------      -------         --------
    Total.................................     $ 94,594       $  926,574      $20,658         $719,229
                                               ========       ==========      =======         ========

                                                                               Benefits,
                                               Insurance                      Claims and     Amortization
                                               Premiums            Net         Interest       of Cost of         Other
                                                and Fee        Investment     Credited to      Business        Operating
                                               Income(1)         Income      Policyholders     Acquired        Expenses
                                               ---------       ----------    --------------  -------------     ---------
1998
----
Group employee benefits products..........     $416,411         $ 83,410        $298,141         $23,412        $ 80,281
Asset accumulation products...............        2,583           80,390          41,452           2,346           6,085
Other.....................................       30,890            4,892           3,404              --          16,371
                                               --------         --------        --------         -------         -------
    Total.................................     $449,884         $168,692        $342,997         $25,758        $102,737
                                               ========         ========        ========         =======        ========

1997
----
Group employee benefits products..........     $355,892         $ 79,407        $242,932         $22,546         $75,777
Asset accumulation products...............        3,072           78,584          45,564           5,337           6,035
Other.....................................        1,907            4,389           2,265              --           4,469
                                               --------         --------        --------         -------         -------
    Total.................................     $360,871         $162,380        $290,761         $27,883         $86,281
                                               ========         ========        ========         =======         =======

1996
----
Group employee benefits products..........     $331,378         $ 72,434        $231,943         $20,676         $67,873
Asset accumulation products...............        2,122           80,383          44,820          10,545           3,823
Other.....................................        1,733            4,203           3,857              --           6,446
                                               --------         --------        --------         -------         -------
    Total.................................     $335,233         $157,020        $280,620         $31,221         $78,142
                                               ========         ========        ========         =======         =======

  (1) Net written premiums for casualty insurance products totaled $80.8 million and $67.5 million for the years ended December 31, 1998 and 1997, respectively, and $45.5 million for the period from March 5, 1996 to December 31, 1996.

                                                                   SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                        Percentage
                                                         Ceded to         Assumed                        of Amount
                                         Gross             Other        from Other           Net          Assumed
                                         Amount          Companies       Companies         Amount         to Net
                                      -----------       ----------     -----------       -----------    -----------
Life insurance in force as of
    December 31, 1998...........      $59,012,936       $5,231,738     $14,571,867       $68,353,065        21%
                                      ===========       ==========     ===========       ===========        ==

Year ended December 31, 1998:
    Insurance premiums:
       Life insurance and annuity     $   152,683       $   18,839     $    39,887       $   173,731        23%
       Accident and health insurance      179,544           41,573          27,596           165,567        17%
       Casualty insurance.......           61,747           10,999          28,370            79,118        36%
                                      -----------       ----------     -----------       -----------
Total insurance premiums........      $   393,974       $   71,411     $    95,853       $   418,416
                                      ===========       ==========     ===========       ===========


Life insurance in force as of
    December 31, 1997...........      $50,380,657       $4,647,109     $11,261,038       $56,994,586        20%
                                      ===========       ==========     ===========       ===========        ==

Year ended December 31, 1997:
    Insurance premiums:
       Life insurance and annuity     $   136,857       $   21,709     $    33,862       $   149,010        23%
       Accident and health insurance      154,439           35,318          25,787           144,908        18%
       Casualty insurance.......           66,711           10,032           7,820            64,499        12%
                                      -----------       ----------     -----------       -----------
Total insurance premiums........      $   358,007       $   67,059     $    67,469       $   358,417
                                      ===========       ==========     ===========       ===========


Life insurance in force as of
    December 31, 1996...........      $45,013,763       $6,611,333     $10,788,577       $49,191,007        22%
                                      ===========       ==========     ===========       ===========        ==

Year ended December 31, 1996:
    Insurance premiums:
       Life insurance and annuity     $   122,687       $   21,679     $    36,385       $   137,393        26%
       Accident and health insurance      150,396           37,265          26,241           139,372        19%
       Casualty insurance ......           58,772            2,572              --            56,200        --%
                                      -----------       ----------     -----------       -----------
Total insurance premiums........      $   331,855       $   61,516     $    62,626       $   332,965
                                      ===========       ==========     ===========       ===========

                                                                   SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                           December 31,
                                                                                     ---------------------------
                                                                                       1998               1997
                                                                                     --------           --------
Deferred policy acquisition costs........................................            $  1,478           $  1,921

Reserves for unpaid claims and claim expenses............................             406,214            388,051

Discount, if any, deducted from above (1)................................             180,770            176,683

Unearned premiums........................................................              17,057             14,404


                                                                                                       Period from
                                                                                                         March 5,
                                                                    Year Ended December 31,              1996 to
                                                                  ---------------------------          December 31,
                                                                   1998                 1997               1996
                                                                  -------             -------          ------------
Earned premiums........................................           $79,118             $64,499            $56,200

Net investment income..................................            32,388              33,748             25,028

Claims and claim expenses incurred related to:

    Current year.......................................            61,776              41,221             28,290
    Prior years........................................              (166)             (2,419)             7,358

Amortization of deferred policy acquisition costs......             7,841               8,896              7,998

Paid claims and claim adjustment expenses..............            43,447              31,577             24,693

Net premiums written...................................            80,765              67,468             45,480

-----------------

(1) Based on interest rates ranging from 3.7% to 6.5%.