Form 10-Q
period 1999-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 1999-05-17
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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

                              Yes X     No ___


  As of April 30, 1999, the Registrant had 14,677,298 shares of Class A Common
         Stock and 5,207,203 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                            Page
PART I.     FINANCIAL INFORMATION

            Consolidated Statements of Income for the Three
                Months Ended March 31, 1999 and 1998...........................3

            Consolidated Balance Sheets at March 31, 1999 and
                December 31, 1998..............................................4

            Consolidated Statements of Shareholders' Equity for
                the Three Months Ended March 31, 1999 and 1998.................5

            Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1999 and 1998.....................6

            Notes to Consolidated Financial Statements.........................7

            Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................9


PART II.    OTHER INFORMATION.................................................12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                             1999           1998
                                                                           ---------      ---------
Revenue:
Premium and fee income ...............................................     $ 150,443      $  97,376
Net investment income ................................................        43,801         45,708
Net realized investment (losses) gains ...............................        (1,117)        28,122
                                                                           ---------      ---------
                                                                             193,127        171,206
                                                                           ---------      ---------
Benefits and expenses:
Benefits, claims and interest credited to policyholders ..............       119,624         78,545
Commissions ..........................................................         9,285          7,493
Amortization of cost of business acquired ............................         7,149          6,372
Other operating expenses .............................................        20,339         15,029
                                                                           ---------      ---------
                                                                             156,397        107,439
                                                                           ---------      ---------
      Operating income ...............................................        36,730         63,767

Interest expense .....................................................         4,483          3,912
                                                                           ---------      ---------

      Income from continuing operations before income tax expense and
         dividends on Capital Securities of Delphi Funding L.L.C .....        32,247         59,855

Income tax expense ...................................................        10,098         20,100
                                                                           ---------      ---------

      Income from continuing operations before dividends on
         Capital Securities of Delphi Funding L.L.C ..................        22,149         39,755

Dividends on Capital Securities of Delphi Funding L.L.C ..............         1,513          1,513
                                                                           ---------      ---------

      Income from continuing operations ..............................        20,636         38,242

Loss on disposal of discontinued operations, net of income tax benefit       (13,847)            --
                                                                           ---------      ---------

      Net income .....................................................     $   6,789      $  38,242
                                                                           =========      =========

Basic results per share of common stock:
Income from continuing operations excluding net realized
      investment (losses) gains ......................................     $    1.04      $    1.00
Income from continuing operations ....................................          1.01           1.91
Net income ...........................................................          0.33           1.91

Diluted results per share of common stock:
Income from continuing operations excluding net realized
      investment (losses) gains ......................................     $    1.01      $    0.96
Income from continuing operations ....................................          0.97           1.84
Net income ...........................................................          0.32           1.84

                 See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                    March 31,      December 31,
                                                                                      1999             1998
                                                                                   -----------      -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................     $ 2,022,174      $ 1,889,604
      Cash and cash equivalents ..............................................         196,439          298,843
      Other investments ......................................................         301,235          171,269
                                                                                   -----------      -----------
                                                                                     2,519,848        2,359,716
   Cost of business acquired .................................................         112,885          104,460
   Reinsurance receivables ...................................................         371,033          356,030
   Other assets ..............................................................         269,140          404,674
   Assets held in separate account ...........................................          65,597           62,177
                                                                                   -----------      -----------
      Total assets ...........................................................     $ 3,338,503      $ 3,287,057
                                                                                   ===========      ===========

Liabilities and Shareholders' Equity:
   Future policy benefits ....................................................     $   501,179      $   482,481
   Unpaid claims and claim expenses ..........................................         609,220          563,907
   Policyholder account balances .............................................         667,370          664,576
   Corporate debt ............................................................         226,098          265,165
   Advances from Federal Home Loan Bank ......................................          75,495           75,495
   Other liabilities and policyholder funds ..................................         576,855          514,857
   Liabilities related to separate account ...................................          57,255           54,136
                                                                                   -----------      -----------
      Total liabilities ......................................................       2,713,472        2,620,617
                                                                                   -----------      -----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ..............................................         100,000          100,000
                                                                                   -----------      -----------
   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................              --               --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         14,987,985 and 14,955,755 shares issued and outstanding, respectively             150              150
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,433,203 shares issued and outstanding, respectively ...............              54               54
      Additional paid-in capital .............................................         333,709          329,023
      Net unrealized depreciation on investments .............................         (45,410)         (18,074)
      Retained earnings ......................................................         262,076          255,287
      Treasury stock, at cost; 633,778 shares of Class A Common Stock ........         (25,548)              --
                                                                                   -----------      -----------
         Total shareholders' equity ..........................................         525,031          566,440
                                                                                   -----------      -----------
             Total liabilities and shareholders' equity ......................     $ 3,338,503      $ 3,287,057
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Unrealized
                                                                                Appreciation
                                          Class A      Class B    Additional   (Depreciation)
                                          Common       Common       Paid-in          on         Retained     Treasury
                                           Stock        Stock       Capital      Investments    Earnings       Stock       Total
                                         ---------    ---------    ---------      ---------     ---------    ---------    ---------
Balance, January 1, 1998 ...........     $     129    $      62    $ 262,963      $  40,545     $ 205,787    $      --    $ 509,486
                                                                                                                          ---------
Net income .........................            --           --           --             --        38,242           --       38,242
Decrease in net unrealized
   appreciation on investments .....            --           --           --         (1,178)           --           --       (1,178)
                                                                                                                          ---------
Comprehensive income ...............                                                                                         37,064

Issuance of stock, exercise of stock
   options and share conversions ...             2           (3)       3,648             --            --           --        3,647
                                         ---------    ---------    ---------      ---------     ---------    ---------    ---------

Balance, March 31, 1998 ............     $     131    $      59    $ 266,611      $  39,367     $ 244,029    $      --    $ 550,197
                                         =========    =========    =========      =========     =========    =========    =========


Balance, January 1, 1999 ...........     $     150    $      54    $ 329,023      $ (18,074)    $ 255,287    $      --    $ 566,440
                                                                                                                          ---------

Net income .........................            --           --           --             --         6,789           --        6,789
Increase in net unrealized
   depreciation on investments .....            --           --           --        (27,336)           --           --      (27,336)
                                                                                                                          ---------
Comprehensive loss .................                                                                                        (20,547)

Issuance of stock and exercise of
   stock options ...................            --           --        4,686             --            --           --        4,686
Acquisition of Treasury Stock ......            --           --           --             --            --      (25,548)     (25,548)
                                         ---------    ---------    ---------      ---------     ---------    ---------    ---------

Balance, March 31, 1999 ............     $     150    $      54    $ 333,709      $ (45,410)    $ 262,076    $ (25,548)   $ 525,031
                                         =========    =========    =========      =========     =========    =========    =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          ----------------------------
                                                                                             1999             1998
                                                                                          -----------      -----------
Operating activities:
   Net income .......................................................................     $     6,789      $    38,242
   Adjustments to reconcile net income to net cash provided (used)
        by operating activities:
      Change in policy liabilities, reinsurance receivables and policyholder accounts          55,502           24,225
      Policy liabilities ceded to Oracle Reinsurance Ltd. ...........................              --         (100,000)
      Amortization, principally the cost of business acquired and investments .......          (1,889)          (4,598)
      Deferred costs of business acquired ...........................................         (11,144)          (8,966)
      Net realized losses (gains) on investments ....................................           1,117          (28,122)
      Net change in trading account securities ......................................          (6,226)          16,409
      Other .........................................................................          33,724           (3,873)
                                                                                          -----------      -----------
        Net cash provided (used) by operating activities ............................          77,873          (66,683)
                                                                                          -----------      -----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made .......................................        (789,504)      (1,185,321)
      Sales of investments and receipts from repayment of loans .....................         718,722        1,211,550
      Maturities of investments .....................................................          20,625           17,803
   Change in deposit in separate account ............................................            (301)            (524)
                                                                                          -----------      -----------
      Net cash (used) provided by investing activities ..............................         (50,458)          43,508
                                                                                          -----------      -----------

Financing activities:
   Deposits to policyholder accounts ................................................          15,079            9,348
   Withdrawals from policyholder accounts ...........................................         (16,791)         (22,754)
   Proceeds from issuance of common stock and exercise of stock options .............             685              327
   Borrowings under the Credit Agreement ............................................          60,000           34,000
   Principal payments under the Credit Agreement ....................................         (99,000)         (15,000)
   Change in liability for securities loaned or sold under agreements to repurchase .         (64,244)          35,282
   Acquisition of Treasury Stock ....................................................         (25,548)              --
                                                                                          -----------      -----------
      Net cash (used) provided by financing activities ..............................        (129,819)          41,203
                                                                                          -----------      -----------

(Decrease) increase in cash and cash equivalents ....................................        (102,404)          18,028
Cash and cash equivalents at beginning of period ....................................         298,843           50,580
                                                                                          -----------      -----------
      Cash and cash equivalents at end of period ....................................     $   196,439      $    68,608
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1998. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.

NOTE B - DISCONTINUED OPERATIONS

Effective April 30, 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company expects that, after giving effect to the anticipated tax benefits associated with the disposition, the cumulative effect on the Company, from a cash flow standpoint, resulting from its investment in and disposition of Unicover will be neutral. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $18.0 million, in the first quarter of 1999. Revenue associated with Unicover for the first quarter of 1999 totaled $18.3 million, and no operating income was associated with Unicover for such quarter. The net liabilities associated with Unicover's business of $14.3 million at March 31, 1999 are included in other liabilities in the consolidated balance sheet and consist primarily of cash, trade receivables and payables and deferred revenue.

NOTE C - INVESTMENTS

At March 31, 1999, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,022.2 million and an amortized cost of $2,090.8 million. At December 31, 1998, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,889.6 million and an amortized cost of $1,917.0 million.

NOTE D - SEGMENT INFORMATION

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                 1999           1998
                                                               ---------      ---------
Revenues excluding net realized investment (losses) gains:
   Group employee benefit products .......................     $ 169,865      $ 118,705
   Asset accumulation products ...........................        19,355         22,700
   Other (1) .............................................         5,024          1,679
                                                               ---------      ---------
                                                               $ 194,244      $ 143,084
                                                               =========      =========
Operating income (2):
   Group employee benefit products .......................     $  31,863      $  25,625
   Asset accumulation products ...........................         7,740          9,634
   Other (1) .............................................        (1,756)           386
                                                               ---------      ---------
                                                               $  37,847      $  35,645
                                                               =========      =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income from continuing operations excluding net realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE E - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the stock dividend distributed to stockholders on December 15, 1998. The following table sets forth the numerators and denominators used to calculate basic and diluted results per share (dollars in thousands, except per share data):

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
Numerator:
   Income from continuing operations excluding net
     realized investment (losses) gains .................................     $   21,362      $   19,963
   Realized investment (losses) gains, net of income taxes ..............           (726)         18,279
                                                                              ----------      ----------
       Income from continuing operations ................................         20,636          38,242
   Loss on disposal of discontinued operations, net of income tax benefit        (13,847)             --
                                                                              ----------      ----------
       Net income .......................................................     $    6,789      $   38,242
                                                                              ==========      ==========

Denominator:
   Weighted average common shares outstanding ...........................         20,448          20,006
     Effect of dilutive securities ......................................            725             802
                                                                              ----------      ----------
   Weighted average common shares outstanding, assuming dilution ........         21,173          20,808
                                                                              ==========      ==========

Basic results per share of common stock:
Income from continuing operations excluding net
      realized investment (losses) gains ................................     $     1.04      $     1.00
Realized investment (losses) gains, net of taxes ........................          (0.03)           0.91
                                                                              ----------      ----------
         Income from continuing operations ..............................           1.01            1.91
Loss on disposal of discontinued operations, net of income tax benefit ..          (0.68)             --
                                                                              ----------      ----------
         Net income .....................................................     $     0.33      $     1.91
                                                                              ==========      ==========

Diluted results per share of common stock:
Income from continuing operations excluding net
      realized investment (losses) gains ................................     $     1.01      $     0.96
Realized investment (losses) gains, net of taxes ........................          (0.04)           0.88
                                                                              ----------      ----------
         Income from continuing operations ..............................           0.97            1.84
Loss on disposal of discontinued operations, net of income tax benefit ..          (0.65)             --
                                                                              ----------      ----------
         Net income .....................................................     $     0.32      $     1.84
                                                                              ==========      ==========

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS

Premium and Fee Income. Premium and fee income for the first quarter of 1999 was $150.4 million as compared to $97.4 million for the first quarter of 1998, an increase of 54%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong growth in most products, high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $14.4 million during the first quarter of 1999 as compared to $8.2 million during the first quarter of 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the 1999 period is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products as well as enhancements made to the Company's products to improve their competitive position in the marketplace.

Net Investment Income. Net investment income for the first quarter of 1999 was $43.8 million as compared to $45.7 million for the first quarter of 1998. A decrease in the weighted average annualized yield in the 1999 period was partially offset by an increase in average invested assets. The investment results for the first quarter of 1998 reflect particularly strong performance in the Company's fixed maturity portfolio. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.1% on average invested assets of $2,164.2 million for the first quarter 1999 and 8.6% on average invested assets of $2,139.4 million for the comparable period of 1998.

Benefits and Expenses. Policyholder benefits and expenses were $156.4 million for the first quarter of 1999 as compared to $107.4 million for the first quarter of 1998, an increase of 46%. This increase was principally due to growth in the Company's group employee benefits segment. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 96.4% in the first quarter of 1998 to 94.2% in the first quarter of 1999. This decrease was primarily attributable to changes in the Company's product mix.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends was $37.8 million in the first quarter of 1999 as compared to $35.6 million in the first quarter of 1998, an increase of 6%. This increase primarily reflects the growth in the Company's group employee benefits segment, partially offset by a decrease in the yield on invested assets in the asset accumulation products segment.

Net Realized Investment (Losses) Gains. Net realized investment losses were $1.1 million in the first quarter of 1999 as compared to net realized investment gains of $28.1 million in the first quarter of 1998. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Discontinued Operations. Effective April 30, 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company expects that, after giving effect to the anticipated tax benefits associated with the disposition, the cumulative effect on the Company, from a cash flow standpoint, resulting from its investment in and disposition of Unicover will be neutral. The terms relating to such disposition are more specifically described in the agreement relating thereto, the full text of which is attached as an exhibit hereto and which is incorporated herein by reference. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $18.0 million, in the first quarter of 1999. See Note B to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $229.7 million of financial resources available at the holding company level at March 31, 1999, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $40.4 million during 1999, of which $2.5 million has been paid during the first quarter of 1999. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. As of March 31, 1999, the Company had $110.0 million of borrowings available to it under the Credit Agreement.

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

Effective April 30, 1999, the Company completed the disposition of Unicover, which was acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company expects that, after giving effect to the anticipated tax benefits associated with the disposition, the cumulative effect on the Company, from a cash flow standpoint, resulting from its investment in and disposition of Unicover will be neutral. The discontinuance and disposition of Unicover is not expected to have a material effect on the Company's future results, financial condition or liquidity. See Note B to the Consolidated Financial Statements.


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

The Company has completed an assessment of its critical computer related systems and is in the process of making the necessary modifications or replacements so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Approximately 87% of the Company's critical internal computer systems are currently Year 2000 compliant, and the necessary modifications to the remaining 13% are expected to be completed and tested during the third quarter of 1999. The Company is primarily utilizing external resources to remediate and test its software for Year 2000 compliance.

The Company estimates that total internal (opportunity costs) and external (out-of-pocket) pre-tax costs for addressing the Year 2000 issue will be approximately $7.6 million, of which $5.5 million will be expensed as incurred and $2.1 million will be capitalized and amortized over the life of the replacement computer systems. Since 1997, the Company has incurred $6.5 million of costs to address the Year 2000 issue of which $4.5 million was expensed and $2.0 million was capitalized.

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


MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 1998.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its insurance premiums and fee income, the claims experience of its insurance products, the performance of its investment portfolio, the successful completion by the Company of its year 2000 compliance program, acquisitions of companies or blocks of business and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            2.1 - Merger, Exchange and Release Agreement, dated April 30, 1999, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC, Unicover Management Partners, LLC and the Buyers named therein

            11   - Computation of Results per Share of Common Stock
                   (incorporated by reference to Note E to the Consolidated Financial Statements included elsewhere herein)

            27   - Financial Data Schedule - March 31, 1999

            27.1 - Restated Financial Data Schedule - December 31, 1998

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

Date: May 14, 1999