Form 10-Q
period 1999-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 1999-08-16
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                              (302) 478-5142                               13-3427277
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of        (Registrant's telephone number,          (I.R.S. Employer Identification
incorporation or organization)            including area code)                              Number)


1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                    19899
--------------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                                           (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                             Yes   [X]            No [ ]


   As of July 31, 1999, the Registrant had 14,920,636 shares of Class A Common
        Stock and 5,311,346 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 1999 and 1998 ................      3

          Consolidated Balance Sheets at June 30, 1999 and
             December 31, 1998 ..................................      4

          Consolidated Statements of Shareholders' Equity for
             the Six Months Ended June 30, 1999 and 1998 ........      5

          Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998 ............      6

          Notes to Consolidated Financial Statements ............      7

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................      9


PART II.  OTHER INFORMATION .....................................     12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                  ---------------------------        ---------------------------
                                                                     1999              1998             1999              1998
                                                                  ---------         ---------        ---------         ---------
Revenue:
   Premium and fee income ................................        $ 135,019         $ 104,734        $ 285,462         $ 202,110
   Net investment income .................................           44,353            42,515           88,154            88,223
   Net realized investment (losses) gains ................           (8,380)            5,177           (9,497)           33,299
                                                                  ---------         ---------        ---------         ---------
                                                                    170,992           152,426          364,119           323,632
                                                                  ---------         ---------        ---------         ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders          107,242            84,401          226,866           162,946
   Commissions ...........................................            8,433             8,649           17,718            16,142
   Amortization of cost of business acquired .............            7,377             7,045           14,526            13,417
   Other operating expenses ..............................           18,271            13,951           38,610            28,980
                                                                  ---------         ---------        ---------         ---------
                                                                    141,323           114,046          297,720           221,485
                                                                  ---------         ---------        ---------         ---------

      Operating income ...................................           29,669            38,380           66,399           102,147

Interest expense .........................................            4,340             3,912            8,823             7,824
                                                                  ---------         ---------        ---------         ---------

      Income from continuing operations before income tax
         expense and dividends on Capital Securities of
         Delphi Funding L.L.C. ...........................           25,329            34,468           57,576            94,323

Income tax expense .......................................            7,718            11,214           17,816            31,314
                                                                  ---------         ---------        ---------         ---------

      Income from continuing operations before dividends
      on Capital Securities of  Delphi Funding L.L.C. ....           17,611            23,254           39,760            63,009

Dividends on Capital Securities of Delphi Funding L.L.C. .            1,513             1,513            3,026             3,026
                                                                  ---------         ---------        ---------         ---------

      Income from continuing operations ..................           16,098            21,741           36,734            59,983

Loss on disposal of discontinued operations, net
   of income tax benefit .................................               --                --          (13,847)               --
                                                                  ---------         ---------        ---------         ---------

      Net income .........................................        $  16,098         $  21,741        $  22,887         $  59,983
                                                                  =========         =========        =========         =========


Basic results per share of common stock:
   Income from continuing operations excluding realized
     investment (losses) gains ...........................        $    1.05         $    0.90        $    2.08         $    1.88
   Income from continuing operations .....................             0.79              1.06             1.78              2.93
   Net income ............................................             0.79              1.06             1.11              2.93

Diluted results per share of common stock:
   Income from continuing operations excluding realized
     investment (losses) gains ...........................        $    1.02         $    0.86        $    2.01         $    1.80
   Income from continuing operations .....................             0.76              1.02             1.72              2.82
   Net income ............................................             0.76              1.02             1.07              2.82


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     June 30,         December 31,
                                                                                       1999              1998
                                                                                    -----------       -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................      $ 2,022,150       $ 1,889,604
      Cash and cash equivalents ..............................................          134,009           298,843
      Other investments ......................................................          370,144           171,269
                                                                                    -----------       -----------
                                                                                      2,526,303         2,359,716
   Cost of business acquired .................................................          127,954           104,460
   Reinsurance receivables ...................................................          372,561           356,030
   Other assets ..............................................................          301,688           404,674
   Assets held in separate account ...........................................           70,713            62,177
                                                                                    -----------       -----------
      Total assets ...........................................................      $ 3,399,219       $ 3,287,057
                                                                                    ===========       ===========


Liabilities and Shareholders' Equity:
   Future policy benefits ....................................................      $   509,775       $   482,481
   Unpaid claims and claim expenses ..........................................          641,759           563,907
   Policyholder account balances .............................................          672,215           664,576
   Corporate debt ............................................................          242,039           265,165
   Advances from Federal Home Loan Bank ......................................           75,479            75,495
   Other liabilities and policyholder funds ..................................          597,689           514,857
   Liabilities related to separate account ...................................           61,610            54,136
                                                                                    -----------       -----------
      Total liabilities ......................................................        2,800,566         2,620,617
                                                                                    -----------       -----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ..............................................          100,000           100,000
                                                                                    -----------       -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................               --                --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         15,618,845 and 14,955,755 shares issued and outstanding, respectively              156               150
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,311,346 and 5,433,203 shares issued and outstanding, respectively .               53                54
      Additional paid-in capital .............................................          350,187           329,023
      Net unrealized depreciation on investments .............................          (87,169)          (18,074)
      Retained earnings ......................................................          263,119           255,287
      Treasury stock, at cost; 706,613 shares of Class A Common Stock ........          (27,693)               --
                                                                                    -----------       -----------
         Total shareholders' equity ..........................................          498,653           566,440
                                                                                    -----------       -----------
             Total liabilities and shareholders' equity ......................      $ 3,399,219       $ 3,287,057
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Unrealized
                                                                              Appreciation
                                         Class A      Class B    Additional  (Depreciation)
                                          Common      Common        Paid-in         on        Retained    Treasury
                                          Stock        Stock       Capital     Investments    Earnings      Stock         Total
                                          -----        -----       -------     -----------    --------      -----         -----
Balance, January 1, 1998.............   $     129    $      62    $ 262,963    $  40,545     $ 205,787    $       -     $ 509,486
                                                                                                                        ---------

Net income...........................           -            -            -            -        59,983            -        59,983
Decrease in net unrealized
   appreciation on investments.......           -            -            -       (4,838)            -            -        (4,838)
                                                                                                                        ---------
Comprehensive income.................                                                                                      55,145

Issuance of stock, exercise of stock
   options and share conversions.....          10           (6)      27,699            -             -            -        27,703
Stock dividend.......................           3            1       19,929            -       (19,937)           -            (4)
                                        ---------    ---------    ---------    ---------     ---------    ---------     ---------

Balance, June 30, 1998...............   $     142    $      57    $ 310,591    $  35,707     $ 245,833    $       -     $ 592,330
                                        =========    =========    =========    =========     =========    =========     =========

Balance, January 1, 1999.............   $     150    $      54    $ 329,023    $ (18,074)    $ 255,287    $       -     $ 566,440
                                                                                                                        ---------

Net income...........................           -            -            -            -        22,887            -        22,887
Increase in net unrealized
   depreciation on investments.......           -            -            -      (69,095)            -            -       (69,095)
                                                                                                                        ---------
Comprehensive loss...................                                                                                     (46,208)

Issuance of stock, exercise of stock
   options and share conversions.....           3           (2)       6,116            -             -            -         6,117
Stock dividend.......................           3            1       15,048            -       (15,055)           -            (3)
Acquisition of Treasury Stock........           -            -            -            -             -      (27,693)      (27,693)
                                        ---------    ---------    ---------    ---------     ---------    ---------     ---------

Balance, June 30, 1999...............   $     156    $      53    $ 350,187    $ (87,169)    $ 263,119    $ (27,693)    $ 498,653
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           ------------------------------
                                                                                               1999              1998
                                                                                           -----------       -----------
Operating activities:
   Net income .......................................................................      $    22,887       $    59,983
   Adjustments to reconcile net income to net cash provided (used)
        by operating activities:
      Change in policy liabilities, reinsurance receivables and policyholder accounts           80,434            45,067
      Policy liabilities recaptured from (ceded to) Oracle Reinsurance Company Ltd. .           10,000          (100,000)
      Amortization, principally the cost of business acquired and investments .......           (4,140)          (17,404)
      Deferred costs of business acquired ...........................................          (21,973)          (17,329)
      Net realized losses (gains) on investments ....................................            9,497           (33,299)
      Net change in trading account securities ......................................           (5,491)           21,195
      Net change in federal income tax liability ....................................           17,348           (10,284)
      Discontinued operations .......................................................           13,847                --
      Other .........................................................................          (35,551)          (48,244)
                                                                                           -----------       -----------
        Net cash provided (used) by operating activities ............................           86,858          (100,315)
                                                                                           -----------       -----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made .......................................       (1,335,574)       (1,613,200)
      Sales of investments and receipts from repayment of loans .....................        1,103,507         1,712,614
      Maturities of investments .....................................................           72,450            18,778
   Cash portion of the SIG Merger contingent consideration ..........................           (8,993)           (6,436)
   Change in deposit in separate account ............................................           (1,062)             (290)
   Cash acquired in acquisition of Matrix, net of consideration paid ................               --            (5,356)
                                                                                           -----------       -----------
      Net cash (used) provided by investing activities ..............................         (169,672)          106,110
                                                                                           -----------       -----------

Financing activities:
   Deposits to policyholder accounts ................................................           34,778            24,633
   Withdrawals from policyholder accounts ...........................................          (32,715)          (44,082)
   Proceeds from issuance of common stock and exercise of stock options .............            1,132               734
   Borrowings under the Credit Agreement ............................................           95,000            44,000
   Principal payments under the Credit Agreement ....................................         (109,000)          (23,000)
   Principal payment under SIG Senior Notes .........................................           (9,000)               --
   Change in liability for securities loaned or sold under agreements to repurchase .          (34,522)          143,704
   Acquisition of Treasury Stock ....................................................          (27,693)               --
   Repayment of advances from the Federal Home Loan Bank ............................               --           (75,000)
                                                                                           -----------       -----------
      Net cash (used) provided by financing activities ..............................          (82,020)           70,989
                                                                                           -----------       -----------

(Decrease) increase in cash and cash equivalents ....................................         (164,834)           76,784
Cash and cash equivalents at beginning of period ....................................          298,843            50,580
                                                                                           -----------       -----------
      Cash and cash equivalents at end of period ....................................      $   134,009       $   127,364
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1998. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.


NOTE B - DISCONTINUED OPERATIONS

Effective April 30, 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company expects that, after giving effect to the anticipated tax benefits associated with the disposition, the cumulative effect on the Company, from a cash flow standpoint, resulting from its investment in and disposition of Unicover will be neutral. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. Revenue associated with Unicover for the first four months of 1999 totaled $24.6 million, and no operating income was associated with Unicover for such period.


NOTE C - INVESTMENTS

At June 30, 1999, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,022.2 million and an amortized cost of $2,169.7 million. At December 31, 1998, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,889.6 million and an amortized cost of $1,917.0 million.


NOTE D - SEGMENT INFORMATION

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   1999            1998            1999            1998
                                                                ---------       ---------       ---------       ---------
Revenues excluding net realized investment (losses) gains:
   Group employee benefit products .......................      $ 153,007       $ 123,800       $ 322,872       $ 242,505
   Asset accumulation products ...........................         21,068          21,613          40,423          44,313
   Other (1) .............................................          5,297           1,836          10,321           3,515
                                                                ---------       ---------       ---------       ---------
                                                                $ 179,372       $ 147,249       $ 373,616       $ 290,333
                                                                =========       =========       =========       =========

Operating income (2):
   Group employee benefit products .......................      $  30,991       $  25,479       $  62,854       $  51,104
   Asset accumulation products ...........................          8,419           7,753          16,159          17,387
   Other (1) .............................................         (1,361)            (29)         (3,117)            357
                                                                ---------       ---------       ---------       ---------
                                                                $  38,049       $  33,203       $  75,896       $  68,848
                                                                =========       =========       =========       =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services, other insurance products and certain corporate activities.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE E - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect 2% stock dividends distributed to stockholders on June 8, 1999 and December 15, 1998. The following table sets forth calculation of basic and diluted results per share:


                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                  ----------------------     ----------------------
                                                                     1999         1998         1999         1998
                                                                  ---------     --------     --------     ---------
                                                                    (dollars in thousands, except per share data)
Numerator:
   Income from continuing operations excluding net
     realized investment (losses) gains.......................    $  21,545     $ 18,376     $ 42,907     $  38,339
   Realized investment (losses) gains, net of income taxes....       (5,447)       3,365       (6,173)       21,644
                                                                  ---------     --------     --------     ---------
       Income from continuing operations......................       16,098       21,741       36,734        59,983
   Loss on disposal of discontinued operations, net
     of income tax benefit....................................            -            -      (13,847)            -
                                                                  ---------     --------     --------     ---------
       Net income.............................................    $  16,098     $ 21,741     $ 22,887     $  59,983
                                                                  =========     ========     ========     =========

Denominator:
   Weighted average common shares outstanding ................       20,494       20,473       20,676        20,440
     Effect of dilutive securities............................          690          835          714           827
                                                                  ---------     --------     --------     ---------
   Weighted average common shares outstanding,
     assuming dilution........................................       21,184       21,308       21,390        21,267
                                                                  =========     ========     ========     =========

Basic results per share of common stock:
    Income from continuing operations excluding net
      realized investment (losses) gains......................    $    1.05     $   0.90     $   2.08     $   1.88
      Realized investment (losses) gains, net of taxes........        (0.26)        0.16        (0.30)        1.05
                                                                  ---------     --------     --------     --------
         Income from continuing operations....................         0.79         1.06         1.78         2.93
    Loss on disposal of discontinued operations, net
      of income tax benefit...................................            -            -        (0.67)            -
                                                                  ---------     --------     --------     ---------
         Net income...........................................    $    0.79     $   1.06     $   1.11     $   2.93
                                                                  =========     ========     ========     ========

Diluted results per share of common stock:
    Income from continuing operations excluding net
      realized investment (losses) gains......................    $    1.02     $   0.86     $   2.01     $   1.80
    Realized investment (losses) gains, net of taxes..........        (0.26)        0.16        (0.29)        1.02
                                                                  ---------     --------     --------     --------
         Income from continuing operations....................         0.76         1.02         1.72         2.82
    Loss on disposal of discontinued operations, net
      of income tax benefit...................................            -            -        (0.65)            -
                                                                  ---------     --------     --------     ---------
         Net income...........................................    $    0.76     $   1.02     $   1.07     $   2.82
                                                                  =========     ========     ========     ========

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to
Six Months Ended June 30, 1998

Premium and Fee Income. Premium and fee income for the first half of 1999 was $285.5 million as compared to $202.1 million for the first half of 1998, an increase of 41%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong growth in most products, high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $33.2 million during the first half of 1999 as compared to $22.1 million during the first half of 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the 1999 period is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products, as well as enhancements made to the Company's products to improve their competitive position in the marketplace.

Net Investment Income. Net investment income for the first half of 1999 and 1998 was $88.2 million in each period. A decrease in the weighted average annualized yield in the 1999 period was substantially offset by an increase in average invested assets. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.2% on average invested assets of $2,151.7 million for the first half of 1999 and 8.4% on average invested assets of $2,103.1 million for the comparable period of 1998.

Benefits and Expenses. Policyholder benefits and expenses were $297.7 million for the first half of 1999 as compared to $221.5 million for the first half of 1998, an increase of 34%. This increase was principally due to growth in the Company's group employee benefits segment. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 95.9% in the first half of 1998 to 93.9% in the first half of 1999. This decrease was primarily attributable to changes in the Company's product mix.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends was $75.9 million in the first half of 1999 as compared to $68.8 million in the first half of 1998, an increase of 10%. This increase primarily reflects the growth in the Company's group employee benefits segment, partially offset by a decrease in the yield on invested assets in the asset accumulation products segment.

Net Realized Investment (Losses) Gains. Net realized investment losses were $9.5 million in the first half of 1999 as compared to net realized investment gains of $33.3 million in the first half of 1998. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Discontinued Operations. Effective April 30, 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company expects that, after giving effect to the anticipated tax benefits associated with the disposition, the cumulative effect on the Company, from a cash flow standpoint, resulting from its investment in and disposition of Unicover will be neutral. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. See Note B to the Consolidated Financial Statements.

Three Months Ended June 30, 1999 Compared to
Three Months Ended June 30, 1998

Premium and Fee Income. Premium and fee income for the second quarter of 1999 was $135.0 million as compared to $104.7 million for the second quarter of 1998, an increase of 29%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong growth in most products, high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $18.8 million during the second quarter of 1999 as compared to $13.9 million during the second quarter of 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the 1999 period is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products, as well as enhancements made to the Company's products to improve their competitive position in the marketplace.

Net Investment Income. Net investment income for the second quarter of 1999 was $44.4 million as compared to $42.5 million for the second quarter of 1998, an increase of 4%. This increase primarily reflects an increase in average invested assets in the 1999 period. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.1% on average invested assets of $2,185.4 million for the second quarter 1999 and 8.1% on average invested assets of $2,109.2 million for the comparable period of 1998.

Benefits and Expenses. Policyholder benefits and expenses were $141.3 million for the second quarter of 1999 as compared to $114.0 million for the second quarter of 1998, an increase of 24%. This increase was principally due to growth in the Company's group employee benefits segment. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 95.5% in the second quarter of 1998 to 93.6% in the second quarter of 1999. This decrease was primarily attributable to changes in the Company's product mix.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends was $38.0 million in the second quarter of 1999 as compared to $33.2 million in the second quarter of 1998, an increase of 15%. This increase primarily reflects the growth in the Company's group employee benefits segment.

Net Realized Investment (Losses) Gains. Net realized investment losses were $8.4 million in the second quarter of 1999 as compared to net realized investment gains of $5.2 million in the second quarter of 1998. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $246.8 million of financial resources available at the holding company level at June 30, 1999, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $40.4 million during 1999, of which $10.0 million has been paid during the first half of 1999. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. As of June 30, 1999, the Company had $85.0 million of borrowings available to it under the Credit Agreement.

The Company's current liquidity needs, in addition to funding operating expenses, include distributions on the Capital Securities and principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes, the SIG Senior Notes and the Subordinated Notes. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007, and, at the Company's current level of borrowings, no principal repayments are required under the

Credit Agreement until October 1, 2001. The Senior Notes mature in their entirety on October 1, 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2000, and the Subordinated Notes mature in their entirety in June 2003. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

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

The Company has completed an assessment of its critical computer related systems and has implemented the necessary modifications or replacements so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company plans to continue testing its critical systems for Year 2000 compliance throughout the remainder of 1999. The Company is primarily utilizing external resources to remediate and test its software for Year 2000 compliance.

The Company estimates that total internal (opportunity costs) and external (out-of-pocket) pre-tax costs for addressing the Year 2000 issue will be approximately $7.9 million, of which $5.7 million will be expensed as incurred and $2.2 million will be capitalized and amortized over the life of the replacement computer systems. Since 1997, the Company has incurred $7.2 million of costs to address the Year 2000 issue of which $5.1 million was expensed and $2.1 million was capitalized.

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

Failure by the Company or significant third parties to successfully address Year 2000 issues could have a material adverse impact on the operations and financial condition of the Company. During 1999, the Company expects to finalize and have ready for implementation appropriate contingency plans in the event any of the computer systems of the Company or significant third parties are not Year 2000 compliant. If the Company's internal computer systems failed due to the Year 2000 issue, the Company would be forced to return to manual operations on an interim basis until the problem could be resolved. With regard to third parties, the Company would attempt to implement alternative arrangements where possible if Year 2000 problems are encountered as to these parties. The Company does not believe that these scenarios are reasonably likely due to planned testing and problem resolution of all mission critical systems prior to any anticipated material impact of the Year 2000 issue; however, no assurance can be given in this regard.


MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 1998.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission, including but not limited to press releases and oral statements by Company management. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends" or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company and its businesses, such as the level of its insurance premiums and fee income, the claims experience and other factors affecting the profitability of its insurance products, the performance of its investment portfolio, the successful completion by the Company of its year 2000 compliance program, acquisitions of companies or blocks of business and the ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on May 11, 1999. The directors elected at the meeting will serve for a term ending on the date of the 2000 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward
      A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 1999 Annual Meeting that director was Mr. Rhodes.

      The voting results for all matters at the meeting were as follows:

      1) Election of Directors

                                                                                               VOTES
                                                                                      --------------------------
                                                                                                       Withhold
                                                                                         For           Authority
                                                                                      ----------       ---------
         Class A Director:
              Thomas L. Rhodes..................................................      11,502,961          81,307
         Directors:
              Robert Rosenkranz.................................................      24,108,843         107,339
              Edward A. Fox.....................................................      24,143,455          72,727
              Charles P. O'Brien................................................      24,110,614         105,568
              Lewis S. Ranieri..................................................      23,975,697         240,485
              Robert M. Smith, Jr...............................................      24,100,098         116,084
              B.K. Werner.......................................................      23,975,585         240,597


     2) All Other Matters - With regard to transacting such other business that properly comes before the meeting or any adjournment thereof, this proposal received 21,360,859 votes for approval, 2,704,823 votes against approval and 150,500 votes abstaining; however, no such other business came before the meeting.

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



                   /s/   LAWRENCE E. DAURELLE
                   ------------------------------------------------------------
                   Lawrence E. Daurelle
                   Vice President and Treasurer
                   (Principal Accounting and Financial Officer)


Date:  August 13, 1999