Form 10-Q
period 1999-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 1999-11-12
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                            (302) 478-5142                                13-3427277
-------------------------------         -------------------------------             -------------------------------
 (State or other jurisdiction of        (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)                including area code)                             Number)


1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                  19899
---------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                                   (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

          Yes   X                                           No



              As of October 29, 1999, the Registrant had 15,183,700
               shares of Class A Common Stock and 5,078,504 shares
                      of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the Three and Nine
                 Months Ended September 30, 1999 and 1998..............................................   3

               Consolidated Balance Sheets at September 30, 1999 and
                 December 31, 1998.....................................................................   4

               Consolidated Statements of Shareholders' Equity for the
                 Nine Months Ended September 30, 1999 and 1998.........................................   5

               Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1999 and 1998.........................................   6

               Notes to Consolidated Financial Statements..............................................   7

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................................................   9


PART II.       OTHER INFORMATION.......................................................................  12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             -------------------            -------------------
                                                             1999           1998            1999           1998
                                                             ----           ----            ----           ----
Revenue:
Premium and fee income................................    $   145,233    $   101,753    $   430,695     $   303,863
Net investment income.................................         46,258         34,184        134,412         122,407
Net realized investment (losses) gains................         (5,789)       (10,044)       (15,286)         23,255
                                                          -----------    -----------    -----------     -----------
                                                              185,702        125,893        549,821         449,525
                                                          -----------    -----------    -----------     -----------
Benefits and expenses:
Benefits, claims and interest credited to
  policyholders.......................................        117,217         77,060        344,083         240,006
Commissions...........................................          8,705          8,459         26,423          24,601
Amortization of cost of business acquired.............          7,245          4,664         21,771          18,081
Other operating expenses..............................         19,686         15,792         58,296          44,772
                                                          -----------    -----------    -----------     -----------
                                                              152,853        105,975        450,573         327,460
                                                          -----------    -----------    -----------     -----------

      Operating income................................         32,849         19,918         99,248         122,065

Interest expense......................................          4,452          4,232         13,275          12,056
                                                          -----------    -----------    -----------     -----------

      Income from continuing operations before
         income tax expense and dividends on
         Capital Securities of Delphi Funding L.L.C...         28,397         15,686         85,973         110,009

Income tax expense....................................          8,871          3,618         26,687          34,932
                                                          -----------    -----------    -----------     -----------

      Income from continuing operations before
         dividends on Capital Securities of Delphi
         Funding L.L.C. ..............................         19,526         12,068         59,286          75,077

Dividends on Capital Securities of Delphi
  Funding L.L.C. .....................................          1,513          1,513          4,539           4,539
                                                          -----------    -----------    -----------     -----------

      Income from continuing operations ..............         18,013         10,555         54,747          70,538

Loss on disposal of discontinued operations, net of
income tax benefit....................................              -              -        (13,847)              -
                                                          -----------    -----------    -----------     -----------

      Net income......................................    $    18,013    $    10,555    $    40,900     $    70,538
                                                          ===========    ===========    ===========     ===========

Basic results per share of common stock:
Income from continuing operations excluding
      realized investment (losses) gains..............    $     1.06     $      0.82    $      3.14     $     2.69
Income from continuing operations.....................          0.88            0.51           2.66           3.43
Net income............................................          0.88            0.51           1.99           3.43

Diluted results per share of common stock:
Income from continuing operations excluding
      realized investment (losses) gains..............    $     1.03     $      0.79    $      3.04     $     2.59
Income from continuing operations.....................          0.85            0.49           2.57           3.29
Net income............................................          0.85            0.49           1.92           3.29


                 See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      September 30,     December 31,
                                                                                          1999             1998
                                                                                          ----             ----
Assets:
   Investments:
      Fixed maturity securities, available for sale ...............................   $  1,928,410     $  1,889,604
      Cash and cash equivalents....................................................        174,794          298,843
      Other investments............................................................        378,548          171,269
                                                                                      ------------     ------------
                                                                                         2,481,752        2,359,716
   Cost of business acquired.......................................................        135,434          104,460
   Reinsurance receivables.........................................................        371,251          356,030
   Other assets....................................................................        326,042          404,674
   Assets held in separate account.................................................         71,502           62,177
                                                                                      ------------     ------------
      Total assets.................................................................   $  3,385,981     $  3,287,057
                                                                                      ============     ============


Liabilities and Shareholders' Equity:
   Future policy benefits..........................................................   $    522,939     $    482,481
   Unpaid claims and claim expenses................................................        662,917          563,907
   Policyholder account balances...................................................        677,751          664,576
   Corporate debt..................................................................        246,989          265,165
   Advances from Federal Home Loan Bank............................................         75,479           75,495
   Other liabilities and policyholder funds........................................        542,424          514,857
   Liabilities related to separate account.........................................         62,230           54,136
                                                                                      ------------     ------------
      Total liabilities............................................................      2,790,729        2,620,617
                                                                                      ------------     ------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company....................................................        100,000          100,000
                                                                                      ------------     ------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized......................              -               -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         15,876,091 and 14,955,755 shares issued and outstanding, respectively.....            159              150
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,078,504 and 5,433,203 shares issued and outstanding, respectively.......             51               54
      Additional paid-in capital...................................................        350,906          329,023
      Net unrealized depreciation on investments...................................       (107,830)         (18,074)
      Retained earnings............................................................        281,132          255,287
      Treasury stock, at cost; 751,813 shares of Class A Common Stock..............        (29,166)               -
                                                                                      ------------     ------------
         Total shareholders' equity................................................        495,252          566,440
                                                                                      ------------     ------------
             Total liabilities and shareholders' equity............................   $  3,385,981     $  3,287,057
                                                                                      ============     ============


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      Unrealized
                                                                                     Appreciation
                                      Class A         Class B          Additional   (Depreciation)
                                      Common          Common            Paid-in          on
                                       Stock           Stock            Capital       Investments
                                       -----           -----            -------       -----------
Balance, January 1, 1998             $     129        $      62        $ 262,963       $  40,545


Net income                                  --               --               --              --
Decrease in net unrealized
   appreciation on investments              --               --               --         (18,914)

Comprehensive income

Issuance of stock, exercise of
   stock options and share
   conversions                              12               (7)          28,265              --
Stock dividend                               3                1           19,930              --
                                     ---------        ---------        ---------       ---------

Balance, September 30, 1998          $     144        $      56        $ 311,158       $  21,631
                                     =========        =========        =========       =========



Balance, January 1, 1999             $     150        $      54        $ 329,023       $ (18,074)


Net income                                  --               --               --              --

Increase in net unrealized
   depreciation on investments              --               --               --         (89,756)

Comprehensive loss

Issuance of stock, exercise of
   stock options and share
   conversions                               6               (4)           6,835              --
Stock dividend                               3                1           15,048              --
Acquisition of Treasury Stock               --               --               --              --
                                     ---------        ---------        ---------       ---------

Balance, September 30, 1999          $     159        $      51        $ 350,906       $(107,830)
                                     =========        =========        =========       =========





                                         Retained        Treasury
                                         Earnings          Stock            Total
                                         --------          -----            -----
Balance, January 1, 1998                 $ 205,787        $        --       $ 509,486
                                                                            ---------

Net income                                  70,538                 --          70,538
Decrease in net unrealized
   appreciation on investments                  --                 --         (18,914)
                                                                            ---------
Comprehensive income                                                           51,624

Issuance of stock, exercise of
   stock options and share
   conversions                                  --                 --          28,270
Stock dividend                             (19,938)                --              (4)
                                         ---------        -----------       ---------

Balance, September 30, 1998              $ 256,387        $        --       $ 589,376
                                         =========        ===========       =========



Balance, January 1, 1999                 $ 255,287        $        --       $ 566,440
                                                                            ---------

Net income                                  40,900                 --          40,900

Increase in net unrealized
   depreciation on investments                  --                 --         (89,756)
                                                                            ---------
Comprehensive loss                                                            (48,856)

Issuance of stock, exercise of
   stock options and share
   conversions                                  --                 --           6,837
Stock dividend                             (15,055)                --              (3)
Acquisition of Treasury Stock                   --            (29,166)        (29,166)
                                         ---------        -----------       ---------

Balance, September 30, 1999              $ 281,132           $(29,166)       $495,252
                                         =========        ===========       =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            -------------------
                                                                                            1999           1998
                                                                                            ----           ----
Operating activities:
   Net income........................................................................   $    40,900     $    70,538
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Change in policy liabilities, reinsurance receivables and policyholder accounts       120,547          56,435
      Policy liabilities recaptured from (ceded to) Oracle Reinsurance Company Ltd...        10,000        (101,500)
      Amortization, principally the cost of business acquired and investments........        (2,875)        (29,278)
      Deferred costs of business acquired............................................       (32,771)        (26,311)
      Net realized losses (gains) on investments.....................................        15,286         (23,255)
      Net change in trading account securities.......................................        (7,637)         24,974
      Net change in federal income tax liability.....................................        21,953         (22,173)
      Discontinued operations........................................................        13,847               -
      Other..........................................................................       (40,971)        (44,848)
                                                                                        -----------     -----------
        Net cash provided (used) by operating activities.............................       138,279         (95,418)
                                                                                        -----------     -----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made........................................    (1,564,324)     (2,452,526)
      Sales of investments and receipts from repayment of loans......................     1,380,238       2,617,332
      Maturities of investments......................................................        87,028          30,243
   Cash portion of the SIG Merger contingent consideration...........................        (8,993)         (6,447)
   Change in deposit in separate account.............................................        (1,231)            915
   Cash acquired in acquisition of Matrix, net of consideration paid.................             -          (5,356)
                                                                                        -----------     -----------
      Net cash (used) provided by investing activities...............................      (107,282)        184,161
                                                                                        -----------     -----------

Financing activities:
   Deposits to policyholder accounts.................................................        62,060          36,577
   Withdrawals from policyholder accounts............................................       (55,725)        (59,995)
   Proceeds from issuance of common stock and exercise of stock options .............         1,852           1,301
   Borrowings under Credit Agreement.................................................       105,000          77,000
   Principal payments under Credit Agreement.........................................      (114,000)        (27,000)
   Principal payment under SIG Senior Notes..........................................        (9,000)              -
   Change in liability for securities loaned or sold under agreements to repurchase..      (116,067)        124,750
   Acquisition of Treasury Stock.....................................................       (29,166)              -
   Repayment of Federal Home Loan Bank advances......................................             -         (75,000)
                                                                                        -----------     -----------
      Net cash (used) provided by financing activities...............................      (155,046)         77,633
                                                                                        -----------     -----------

(Decrease) increase in cash and cash equivalents.....................................      (124,049)        166,376
Cash and cash equivalents at beginning of period.....................................       298,843          50,580
                                                                                        -----------     -----------
      Cash and cash equivalents at end of period.....................................   $   174,794     $   216,956
                                                                                        ===========     ===========


                 See notes to consolidated financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1998. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.


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


NOTE C - INVESTMENTS

At September 30, 1999, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,928.4 million and an amortized cost of $2,110.4 million. At December 31, 1998, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,889.6 million and an amortized cost of $1,917.0 million.


NOTE D - SEGMENT INFORMATION

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     --------------------            ---------------------
                                                                     1999            1998            1999             1998
                                                                     ----            ----            ----             ----
Revenues excluding net realized investment (losses) gains:
   Group employee benefit products .......................       $ 165,647        $ 114,981       $ 488,519        $ 357,486
   Asset accumulation products ...........................          20,788           16,448          61,211           60,761
   Other (1) .............................................           5,056            4,508          15,377            8,023
                                                                 ---------        ---------       ---------        ---------
                                                                 $ 191,491        $ 135,937       $ 565,107        $ 426,270

Operating income (2):
   Group employee benefit products .......................       $  31,003        $  22,811       $  93,857        $  73,915
   Asset accumulation products ...........................           8,655            6,901          24,814           24,288
   Other (1) .............................................          (1,020)             250          (4,137)             607
                                                                 ---------        ---------       ---------        ---------
                                                                 $  38,638        $  29,962       $ 114,534        $  98,810

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE E - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect 2% stock dividends distributed to stockholders on June 8, 1999 and December 15, 1998. The following table sets forth the calculation of basic and diluted results per share:

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,         September 30,
                                                             ------------------    -------------------
                                                               1999       1998       1999        1998
                                                               ----       ----       ----        ----
                                                                    (dollars in thousands,
                                                                    except per share data)
Numerator:
   Income from continuing operations excluding net
     realized investment (losses) gains ..................   $21,776    $17,084    $ 64,683    $55,422
   Realized investment (losses) gains, net of income taxes    (3,763)    (6,529)     (9,936)    15,116
                                                             -------    -------    --------    -------
       Income from continuing operations .................    18,013     10,555      54,747     70,538
   Loss on disposal of discontinued operations, net
     of income tax benefit ...............................        --         --     (13,847)        --
                                                             -------    -------    --------    -------
       Net income ........................................   $18,013    $10,555    $ 40,900    $70,538
                                                             =======    =======    ========    =======

Denominator:
   Weighted average common shares outstanding ............    20,455     20,892      20,602     20,591
     Effect of dilutive securities .......................       691        812         707        821
                                                             -------    -------    --------    -------
   Weighted average common shares outstanding,
     assuming dilution ...................................    21,146     21,704      21,309     21,412
                                                             =======    =======    ========    =======

Basic results per share of common stock:
   Income from continuing operations excluding net
     realized investment (losses) gains ..................   $  1.06    $  0.82    $   3.14    $  2.69
     Realized investment (losses) gains, net of taxes ....     (0.18)     (0.31)      (0.48)      0.74
                                                             -------    -------    --------    -------
         Income from continuing operations ...............      0.88       0.51        2.66       3.43
   Loss on disposal of discontinued operations, net
     of income tax benefit ...............................        --         --       (0.67)        --
                                                             -------    -------    --------    -------
         Net income ......................................   $  0.88    $  0.51    $   1.99    $  3.43
                                                             =======    =======    ========    =======

Diluted results per share of common stock:
   Income from continuing operations excluding net
     realized investment (losses) gains ..................   $  1.03    $  0.79    $   3.04    $  2.59
   Realized investment (losses) gains, net of taxes ......     (0.18)     (0.30)      (0.47)      0.70
                                                             -------    -------    --------    -------
         Income from continuing operations ...............      0.85       0.49        2.57       3.29
   Loss on disposal of discontinued operations, net
     of income tax benefit ...............................        --         --       (0.65)        --
                                                             -------    -------    --------    -------
         Net income ......................................   $  0.85    $  0.49    $   1.92    $  3.29
                                                             =======    =======    ========    =======

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to
Nine Months Ended September 30, 1998

Premium and Fee Income. Premium and fee income for the first nine months of 1999 was $430.7 million as compared to $303.9 million for the first nine months of 1998, an increase of 42%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong growth in most products, high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. In the fourth quarter of 1999, the Company discontinued its participation in a federal employee group life reinsurance pool in order to deploy its resources into more profitable products. Premium income from this reinsurance pool totaled $24.7 million in the first nine months of 1999 and incurred benefits totaled $24.2 million. The Company does not expect its withdrawal from this facility to have a material impact on its underwriting results. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $58.6 million for the first nine months of 1999 as compared to $33.2 million for the same period of 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the 1999 period is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products, as well as enhancements made to the Company's products to improve their competitive position in the marketplace and a more favorable environment for fixed annuity sales due to increases in interest rates during 1999.

Net Investment Income. Net investment income for the first nine months of 1999 was $134.4 million as compared to $122.4 million for the same period in 1998, an increase of 10%. This increase primarily reflects an increase in the weighted average annualized yield on invested assets and an increase in average invested assets in the 1999 period. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.3% on average invested assets of $2,148.4 million for the first nine months of 1999 and 7.8% on average invested assets of $2,086.8 million for the comparable period of 1998. The weighted average annualized yield on invested assets in the 1998 period reflects the decline in the financial markets during the third quarter of 1998.

Benefits and Expenses. Policyholder benefits and expenses were $450.6 million for the first nine months of 1999 as compared to $327.5 million for the first nine months of 1998, an increase of 38%. This increase was principally due to growth in the Company's group employee benefits segment. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased from 95.4% in the first nine months of 1998 to 94.5% in the first nine months of 1999. This decrease was primarily attributable to changes in the Company's product mix.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends was $114.5 million in the first nine months of 1999 as compared to $98.8 million in the first nine months of 1998, an increase of 16%. This increase primarily reflects the growth in the Company's group employee benefits segment. Also contributing to the increase was the increase in the yield on invested assets and the increase in weighted average invested assets in the 1999 period.

Net Realized Investment (Losses) Gains. Net realized investment losses were $15.3 million in the first nine months of 1999 as compared to net realized investment gains of $23.3 million in the first nine months of 1998. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Income Tax Expense. The Company's effective tax rate decreased from 31.8% in the first nine months of 1998 to 31.0% in the comparable period of 1999 primarily due to a decrease in income taxed at the Company's marginal tax rate as a result of net realized investment losses in the 1999 period as compared to net realized investment gains in the 1998 period.

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


Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

Premium and Fee Income. Premium and fee income for the third quarter of 1999 was $145.2 million as compared to $101.8 million for the third quarter of 1998, an increase of 43%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong growth in most products, high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. In the fourth quarter of 1999, the Company discontinued its participation in a federal employee group life reinsurance pool in order to deploy its resources into more profitable products. Premium income from this reinsurance pool totaled $7.0 million in the third quarter of 1999 and incurred benefits totaled $6.8 million. The Company does not expect its withdrawal from this facility to have a material impact on its underwriting results. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $25.4 million during the third quarter of 1999 as compared to $11.1 million during the third quarter of 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the 1999 period is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products, as well as enhancements made to the Company's products to improve their competitive position in the marketplace and a more favorable environment for fixed annuity sales due to increases in interest rates during 1999.

Net Investment Income. Net investment income for the third quarter of 1999 was $46.3 million as compared to $34.2 million for the third quarter of 1998, an increase of 35%. This increase primarily reflects an increase in the weighted average annualized yield on invested assets and an increase in average invested assets in the 1999 period. The weighted average annualized yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.3% on average invested assets of $2,222.0 million for the third quarter of 1999 and 6.5% on average invested assets of $2,116.6 million for the comparable period of 1998. The weighted average annualized yield on invested assets in the 1998 period reflects the decline in the financial markets during the third quarter of 1998.

Benefits and Expenses. Policyholder benefits and expenses were $152.9 million for the third quarter of 1999 as compared to $106.0 million for the third quarter of 1998, an increase of 44%. This increase was principally due to growth in the Company's group employee benefits segment. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.6% in the third quarter of 1999 as compared to 94.3% for the third quarter of 1998. This increase was primarily attributable to changes in the Company's product mix. The amortization of cost of business acquired related to asset accumulation products was decelerated by $2.0 million during the third quarter of 1998 as a result of differences between expected and actual investment results. There was no acceleration or deceleration of cost of business acquired in the 1999 period.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends was $38.6 million in the third quarter of 1999 as compared to $30.0 million in the third quarter of 1998, an increase of 29%. This increase primarily reflects the growth in the Company's group employee benefits segment and the increase in the yield on invested assets in the 1999 period.

Net Realized Investment Losses. Net realized investment losses were $5.8 million in the third quarter of 1999 as compared to $10.0 million in the third quarter of 1998. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Income Tax Expense. The Company's effective tax rate increased from 23.1% in the third quarter of 1998 to 31.2% in the third quarter of 1999 primarily due to a decrease in net realized investment losses, which are taxed at the Company's marginal tax rate, in the 1999 period and changes in the level of tax-exempt investment income.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $255.5 million of financial resources available at the holding company level at September 30, 1999, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include interest and principal payments made on the Surplus Debenture issued by RSLIC-Texas to the Company, dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $40.4 million during 1999, of which $13.5 million has been paid during the first nine months of 1999. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. As of October 1, 1999, the Company had $60 million of borrowings available to it under the Credit Agreement.

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


IMPACT OF YEAR 2000

The Year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. This inability to recognize the Year 2000 may cause systems to process critical financial and operational information incorrectly. This, in turn, could cause disruptions of normal business operations, including the inability to process claims, bill and collect premium, perform policy administration and manage investment activities. The Company has implemented a corporate-wide program to address the Year 2000 issue, as it relates to its own computer systems, as well as to instances in which computer systems of third parties may have a significant impact on the Company's operations, such as those of suppliers, business partners, customers, facilities and telecommunications.

The Company has completed an assessment of its critical computer related systems and has implemented the necessary modifications or replacements so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company will continue to test its critical systems for Year 2000 compliance throughout the remainder of 1999 primarily utilizing internal resources. The Company principally used external resources to remediate its software for Year 2000 compliance.

The Company estimates that total internal (opportunity costs) and external (out-of-pocket) pre-tax costs for addressing the Year 2000 issue will be approximately $8.1 million, of which $6.0 million will be expensed as incurred and $2.1 million will be capitalized and amortized over the life of the replacement computer systems. Since 1997, the Company has incurred $7.5 million of costs to address the Year 2000 issue of which $5.4 million was expensed and $2.1 million was capitalized.

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

Failure by the Company or significant third parties to successfully address Year 2000 issues could have a material adverse impact on the operations and financial condition of the Company. The Company has developed appropriate contingency plans in the event any of the computer systems of the Company or significant third parties are not Year 2000 compliant. If the Company's internal computer systems failed due to the Year 2000 issue, the Company will return to manual operations on an interim basis until the problem could be resolved. With regard to third parties, the Company would attempt to implement alternative arrangements where possible if Year 2000 problems are encountered as to these parties. The Company does not believe that these scenarios are reasonably likely due to continued testing and problem resolution of all mission critical systems prior to any anticipated material impact of the Year 2000 issue; however, no assurance can be given in this regard.


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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        11    -   Computation of Results per Share of Common Stock (incorporated by reference to Note E to the Consolidated Financial
                  Statements included elsewhere herein)

        10.1  -   Amendment, dated as of August 11, 1999, to the Third Amended and Restated Credit Agreement dated as of December 5, 1996, among the Company, the co-agents party thereto, the lenders party thereto, and Bank of America, N.A. (as successor by
                  merger to Bank of America National Trust and Savings
                  Association), as administrative agent.

        27    -   Financial Data Schedule

    (b) Reports on Form 8-K

        None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELPHI FINANCIAL GROUP, INC. (Registrant)


                                       /s/ ROBERT ROSENKRANZ
                                       -----------------------------------------
                                       Robert Rosenkranz
                                       Chairman of the Board, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ LAWRENCE E. DAURELLE
                                       -----------------------------------------
                                       Lawrence E. Daurelle
                                       Vice President and Treasurer
                                       (Principal Accounting
                                       and Financial Officer)

Date: November 12, 1999