Form 10-K
period 1999-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2000-03-15
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from __________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                (302) 478-5142                      13-3427277
 (State or other jurisdiction of     (Registrant's telephone number,      (I.R.S. Employer Identification
 incorporation or organization)            including area code)                   Number)

   1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware            19899
                    (Address of principal executive offices)                           (Zip Code)


           Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock, $.01 par value               New York Stock Exchange
          (Title of Each Class)                       (Name of Each Exchange
                                                        On Which Registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Class A Common Stock on March 3, 2000, was $383,778,876.

As of March 3, 2000, the Registrant had 14,900,149 shares of Class A Common Stock and 5,180,072 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of terms such as "expects," "believes," "anticipates," intends," "judgment" or other similar expressions. These statements are subject to certain uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements."

                                     PART I
ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), organized as a Delaware corporation in 1987, is a holding company whose subsidiaries provide integrated employee benefit services. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess and primary workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes individual annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. See Note A and Note P to the Consolidated Financial Statements for additional information regarding the Company's segments.


OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth or which require expertise to meet the specialized needs of its customers and which offer the Company the opportunity to earn an above average return on its shareholders' capital.

The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers where nearly all the employment growth in the American economy has occurred in the last few years. The Company markets unbundled employee benefit products and absence management services as well as programs that integrate both employee benefit products and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement.

The Company's operating strategy has contributed to an average return on shareholders' equity of 21% from January 1988 to December 1999. Over this same period, net income and shareholders' equity have grown at a compound annual rate of 24% and 29%, respectively, and book value per share has grown at a compound annual rate of 23%. This strategy has also contributed to a 12% compound annual growth rate in insurance premiums and fee income during the period from January 1988 to December 1999 and an increase in total assets from $819.1 million at December 31, 1987 to $3,395.7 million at December 31, 1999, a compound annual growth rate of 13%.

The Company's primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company ("RSLIC"), founded in 1907 and having administrative offices in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC"), underwrite a diverse portfolio of life and accident and health insurance products targeted principally to the employee benefits market. These companies also market asset accumulation products, primarily fixed annuities, to individuals and groups. The Company, through Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), acquired RSLIC and FRSLIC in November 1987.

Safety National Casualty Corporation ("SNCC") is an insurance specialist that focuses primarily on providing workers' compensation products to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The Company acquired SNCC in March 1996. See "Other Transactions" and Note B to the Consolidated Financial Statements.

Matrix Absence Management, Inc. ("Matrix") provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in June 1998. See "Other Transactions" and Note B to the Consolidated Financial Statements.


GROUP EMPLOYEE BENEFIT PRODUCTS

The Company emphasizes the origination of specialty insurance products directed to the employee benefits market, primarily group life, disability, workers' compensation and travel accident insurance. The Company also offers group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 1,000 individuals, although the average size of insured groups currently ranges from 100 to 300 individuals. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The following table sets forth, for the periods indicated, selected financial data concerning the Company's group employee benefit products:

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                             1999           1998           1997
                                                                             ----           ----           ----
                                                                                   (dollars in thousands)
Insurance premiums:
   Life ..............................................................      $184,161      $171,726      $146,485
   Disability income .................................................       145,398       110,983        96,469
   Workers' compensation .............................................        79,448        79,118        64,499
   Travel accident and other .........................................        58,915        54,584        48,439
                                                                            --------      --------      --------
     Total insurance premiums ........................................      $467,922      $416,411      $355,892
                                                                            ========      ========      ========

Sales (new annualized premiums):
   Life ..............................................................      $ 38,421      $ 37,848      $ 29,801
   Disability income .................................................        61,030        43,860        27,476
   Workers' compensation .............................................        55,852        43,577        20,987
   Travel accident and other .........................................        19,153        16,449        11,405
                                                                            --------      -------       --------
     Total insurance premiums ........................................      $174,456      $141,734      $ 89,669
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

                            Year Ended December 31,
                            -----------------------
                          1999       1998       1997
                          ----       ----       ----
Loss ratio .......        72.3%      71.6 %     68.3%
Expense ratio ....        22.9       24.9       27.6
                          ----       ----       ----

    Combined ratio        95.2%      96.5%      95.9%
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

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. The Company focuses group long-term disability sales toward employers engaged principally in service industries such as accounting, architecture and engineering, as well as certain retailing and manufacturing fields. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When insureds' disabilities prevent them from returning to their original jobs, the Company, in appropriate cases, provides assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and emerging experience of the insured group, as well as assumptions regarding operating expenses and future interest rates. The Company reinsures risks in excess of $2,500 per individual per month. See "Reinsurance."

The Company's workers' compensation products include excess workers' compensation, workers' compensation self-insured loss portfolio transfers, workers' compensation self-insurance bonds and primary workers' compensation insurance with risk sharing features. Historically, the Company has specialized in excess workers' compensation insurance which provides coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). This product is principally targeted to mid-sized companies and association groups, particularly small municipalities, hospitals and schools. These companies and groups tend to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because claim payments do not begin until after the SIR is met, it takes an average of 15 years from the date the claim is incurred to the time claim payments begin. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage. Medical payments, if any, tend to be stable and predictable. The Company began to actively market its other workers' compensation products during 1998 due to the weak pricing environment in the excess workers' compensation sector. These products are typically marketed to the same types of clients who have historically purchased the Company's excess workers' compensation product. The Company reinsures excess workers' compensation risks between $500,000 and $50.0 million per policy per occurrence and primary workers' compensation up to $3.0 million per policy per occurrence. See "Reinsurance."

The Company's other group insurance products include business travel and "all risk" accidental death and dismemberment insurance. These policies pay a stated amount based on a predetermined schedule in the event of accidental dismemberment or death of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual and, under a catastrophe reinsurance agreement, the amount of the Company's loss arising from any one occurrence is limited to $500,000. See "Reinsurance." The Company's other group insurance products also include group dental insurance, which provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year.

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

The Company principally markets SPDA products, including a product with a market value adjustment ("MVA") feature that provides for an adjustment to the accumulated value of the policy if it is surrendered during the surrender charge period. These products are sold predominantly through networks of independent agents. In 1999, the Company's SPDA products accounted for $77.3 million of asset accumulation product deposits, of which $66.5 million was attributable to the MVA annuity product. Three networks of independent agents accounted for approximately 55% of the deposits from these products during 1999, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks. Prior to 1995, the Company's strategy with respect to this product line focused primarily on the acquisition of blocks of annuity business from other insurers. See "Reinsurance."

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                            1999          1998            1997
                                                                            ----          ----            ----
                                                                                 (dollars in thousands)
Asset accumulation product deposits (sales)..................            $ 78,813       $ 47,245      $ 57,926

Funds under management (at period end)  .....................             645,555        633,676       658,928

At December 31, 1999, funds under management consisted of $566.9 million of SPDA liabilities and $78.7 million of FPA liabilities, with a weighted average crediting rate of 5.48%. Of these liabilities, $264.7 million were subject to surrender charges averaging 7.35% at December 31, 1999. Annuity liabilities not subject to surrender charges have been in force, on average, for 18 years.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between its expected return on investments and the crediting rate. The Company achieves this spread by active portfolio management focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its annuity products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Asset/Liability Management and Market Risk."

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See "Investments."


OTHER PRODUCTS AND SERVICES

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

In 1991, the Company introduced a variable flexible premium universal life insurance policy under which the related assets are segregated in a separate account not subject to claims of general creditors of the Company. Policyholders may elect to deposit amounts in the account from time to time, subject to underwriting limits and a minimum initial deposit of $1.0 million. Both the cash values and death benefits of these policies fluctuate according to the investment experience of the assets in the separate account; accordingly, the investment risk with respect to these assets is borne by the policyholders. The Company earns fee income from the separate account in the form of charges for management and other administrative fees. The Company is not presently actively marketing this product. The Company reinsures risks in excess of $200,000 per individual under indemnity reinsurance arrangements with various reinsurance companies. See "Reinsurance."


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

In underwriting group coverage, the Company focuses on the risk characteristics of the group to be insured as a whole. A prospective group is evaluated with particular attention paid to the claims experience of the group with prior carriers, the occupations of the insureds, the nature of the business of the group, the current economic outlook of the group in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company's products generally afford it the flexibility to adjust premiums charged annually to its policyholders in order to reflect emerging mortality or morbidity experience.


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

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                    1999           1998            1997
                                                                    ----           ----            ----
                                                                               (dollars in thousands)
Average invested assets (1) ..................................   $2,149,435    $2,082,993       $2,048,181
Net investment income (2) ....................................      180,945       168,692          162,380
Weighted average annual yield (3) ............................          8.4%          8.1%             7.9%
Net realized investment (losses) gains .......................   $  (25,720)   $    8,060       $   14,568


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

REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company is exposed to a degree of risk if the assuming company is unable to meet its obligations. To limit this risk, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades.

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

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. In May 1999, Oracle Re and the Company effected the partial recapture of approximately 35%, or $10 million, of the long-term disability liabilities ceded to Oracle Re. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

The Company has participated as an assuming insurer in a number of reinsurance pools. These reinsurance pools generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. The Company has the right, generally exercisable annually, to terminate or change its participation in any of these pools as to new business. In 1999, these reinsurance pools represented, in the aggregate, $59.7 million of premiums and $57.4 million of benefits, and the Company's five largest participations in these reinsurance pools represented $51.2 million of earned premiums and $49.5 million of benefits. In the fourth quarter of 1999, the Company discontinued its participation in a federal employee group life reinsurance pool in order to enhance available resources for products believed to offer greater financial potential. Premium income from this reinsurance pool totaled $32.8 million in 1999 and incurred benefits totaled $32.4 million. In addition, in the first quarter of 2000, the Company terminated, on a prospective basis, its participations in all except three of the other reinsurance pools in which the Company participated. The Company plans to terminate its participation in the remaining three reinsurance pools as of July 1, 2000. However, the terms of such pools provide for the continued assumption of risks by, and payments of premiums to, pool participants with respect to business written in the periods during which they formerly participated in such pools. The Company does not expect its withdrawals from these reinsurance pools to have a material impact on its underwriting results.

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

The life and accident and health insurance reserves carried in the Consolidated Financial Statements are calculated based on accounting principles generally accepted in the United States ("GAAP") and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level method on all insurance business. See Note A to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated and excludes the effects of reinsurance:

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                             1999            1998           1997
                                                                             ----            ----           ----
                                                                                   (dollars in thousands)
Unpaid claims and claim expenses, beginning of period ..............      $ 406,214      $ 388,051       $ 380,826

Provision for claims and claim expenses incurred in the current year         73,271         61,776          41,221
Increase (decrease) in estimated claims and claim expenses
     incurred in prior years (1) ...................................          1,398           (166)         (2,419)
                                                                          ---------      ---------       ---------
         Incurred claims and claim expenses during the current year          74,669         61,610          38,802
                                                                          ---------      ---------       ---------

Deduct claims and claim expenses paid, occurring during:
     Current year ..................................................         12,529          6,953           1,498
     Prior years ...................................................         46,881         36,494          30,079
                                                                          ---------      ---------       ---------
         Total paid ................................................         59,410         43,447          31,577
                                                                          ---------      ---------       ---------

Unpaid claims and claim expenses, end of period ....................      $ 421,473      $ 406,214       $ 388,051
                                                                          =========      =========       =========


(1) The change in estimated claims and claim expenses incurred in prior years reflects favorable claims development offset by the accretion of discount on reserves.

The effects of the discount to reflect the time value of money have been removed from the loss development table which follows in order to present the gross loss development. This discount totaled $176.7 million, $180.8 million, and $192.2 million at December 31, 1997, December 31, 1998 and December 31, 1999, respectively. During 1999, $8.6 million of discount was amortized, and $20.0 million was accrued. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 1999 and excludes the effects of reinsurance.

                                                   March 5,                          December 31,
                                                   --------                          ------------
                                                   1996(1)         1996          1997          1998          1999
                                                   -------         ----          ----          ----          ----
                                                                    (dollars in thousands)

Reserve for unpaid losses and claims expenses      $533,871      $549,653     $ 564,734      $586,984      $613,693
Cumulative amount of liability paid:
     One year later .........................        24,444        30,079        36,494        46,881
     Two years later ........................        53,605        62,833        68,976
     Three years later ......................        85,739        93,314
     Four years later .......................       115,266

Liability reestimated as of:
     One year later .........................       524,423       531,118       549,577       580,222
     Two years later ........................       506,024       524,304       545,155
     Three years later ......................       500,301       517,568
     Four years later .......................       505,688
Cumulative Redundancy .......................        28,183        32,085        19,579         6,762

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

The "Reserve for unpaid claims and claim expenses" line of the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" line of the table represents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" line of the table shows the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The "Cumulative redundancy" line of the table represents the aggregate change in the estimated claim reserve liabilities from the dates indicated through December 31, 1999.

The workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $41.2 million less than those reported by the Company for statutory financial statement purposes at December 31, 1999. This difference is primarily due to the use of different discount factors under GAAP and statutory accounting principles. See Note A to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.


COMPETITION

The financial services industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and integrated disability and absence management services and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger sales operations. Competition in asset accumulation product markets is also encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

In November 1999, the Gramm-Leach-Bliley financial modernization act, which removed many of the restrictions on affiliations among banking, securities and insurance organizations, was signed into law. Although it is too early to assess the effects of this legislation, this act could result in additional competition in the markets in which the Company sells its products.

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


REGULATION

The Company's insurance subsidiaries are regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company's insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' business, including, for example, risk-based capital ("RBC") requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The Company's insurance subsidiaries are required under these regulations to file detailed annual reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. To date, no examinations have produced any significant adverse findings or adjustments. In 1998, the National Association of Insurance Commissioners (the "NAIC") approved a codification of statutory accounting principles, effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements; however, the Company does not believe that such changes will have a material adverse impact on the reported statutory financial condition of any such subsidiaries.

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

EMPLOYEES

The Company and its subsidiaries employed approximately 794 persons at December 31, 1999. The Company believes that it enjoys good relations with its employees.


OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries.


OTHER TRANSACTIONS

On March 5, 1996, SIG Holdings, Inc. ("SIG") and its subsidiary SNCC were merged into a subsidiary of the Company (the "SIG Merger") for consideration of approximately $131.9 million consisting of $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, and approximately 5.7 million shares of the Company's Class A Common Stock, including shares reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger (the "SIG Options"), plus contingent consideration of up to $20.0 million if SIG met specified earnings targets subsequent to the merger. Because SIG had met all of the specified earnings targets, the Company paid $10.0 million of the contingent consideration consisting of $6.9 million of cash and 63,000 shares of the Company's Class A Common Stock during 1998 and the remaining $10.0 million of the contingent consideration consisting of $9.0 million of cash and 30,000 shares of the Company's Class A Common Stock in 1999. The Company also assumed $45.0 million of SIG's 8.5% senior secured notes due 2003 (the "SIG Senior Notes"). The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 and are collateralized by all of the common stock of SNCC.

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 409,424 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). Additional consideration of up to $4.2 million in cash will be payable if Matrix's earnings meet specified targets over the four-year period subsequent to the acquisition. See Note B to the Consolidated Financial Statements.

Effective April 30, 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. See Note Q to the Consolidated Financial Statements. In January 2000, the Company received from Unicover's pool and facility members and the retrocessionaires of Unicover's pools and facilities legal releases relating to, among other things, the Company's former ownership of Unicover. The releases were obtained in connection with a global Unicover-related settlement involving Reliance Insurance Company, its retrocessionaires and a group of ceding companies and brokers. The Company contributed to this settlement by agreeing to rescind a quota share reinsurance contract with Reliance Insurance Company. Accordingly, the Company restated its financial results for the first three quarters of 1999 to exclude the effects of this contract.


ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2003. RSLIC owns its administrative office building at 2501 Parkway, Philadelphia, Pennsylvania, which consists of approximately 100,000 square feet. In the fourth quarter of 1999, the Company entered into an agreement to sell RSLIC's administrative office building. The sale is expected to close in mid-2000. In conjunction with the sale, the Company has entered into a nine-year lease agreement for approximately 108,000 square feet of office space in Philadelphia, Pennsylvania to which the Company will relocate its administrative office. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. Matrix leases its principal office at 4777 Hellyer Avenue, Suite 200, San Jose, California under an operating lease expiring in December 2006. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.


ITEM 3. LEGAL PROCEEDINGS

In the course of their respective businesses, the Company's subsidiaries are defendants in litigation; in the case of its insurance subsidiaries, principally involving insurance policy claims and agent disputes and in the case of its integrated disability and absence management subsidiary, benefit claims-related litigation. The ultimate disposition of such pending litigation is not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

     Name                        Age      Position
     --------------------------------------------------------------------------------------------------------
     Robert Rosenkranz           57       Director of the Company; Chairman of the Board, President and Chief
                                          Executive Officer of the Company; Chairman of the Board of RSLIC
     Robert M. Smith, Jr.        48       Director and Executive Vice President of the Company
     Harold F. Ilg               52       President and Chief Executive Officer of RSLIC; Chairman of the Board
                                          of SNCC
     Chad W. Coulter             37       Vice President and General Counsel of the Company; Vice President,
                                          General Counsel and Assistant Secretary of RSLIC
     Louis C. Lucido             51       Vice President, Investments of the Company
     Lawrence E. Daurelle        48       Vice President and Treasurer of the Company and RSLIC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He is also Chairman of the Board of RSLIC-Texas, RSLIC, and FRSLIC and serves on the Board of Directors of SNCC. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock as of March 3, 2000.

Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of RSLIC-Texas, RSLIC, FRSLIC and SNCC. Prior to July 1994, Mr. Smith was Director, Investment Banking for Merrill Lynch & Company in New York, New York.

Mr. Ilg has served as Chairman of the Board of SNCC since January 1999 and as President and Chief Executive Officer of RSLIC since April 1999. Prior to January 1999, Mr. Ilg served as Vice Chairman of the Board of SNCC, where he has been employed in various capacities since 1978. Mr. Ilg also serves as a Director of RSLIC and as President, Chief Executive Officer and a Director of RSLIC-Texas and FRSLIC.

Mr. Coulter has served as Vice President and General Counsel of the Company and as Vice President, General Counsel and Assistant Secretary of RSLIC, FRSLIC and RSLIC-Texas since January 1998. He also served for RSLIC in similar capacities from February 1994 to August 1997, and in various capacities from January 1991 to February 1994. From August 1997 to December 1997, Mr. Coulter was Vice President and General Counsel of National Life of Vermont.

Mr. Lucido has served as Vice President, Investments of the Company since July 1997 and as a Director of FRSLIC since August 1997. Prior to July 1997, Mr. Lucido was Managing Director, Chief Operating Officer and Corporate Secretary of Hyperion Capital Management, Inc. in New York, New York.

Mr. Daurelle has served as Vice President and Treasurer of the Company since August 1998 and as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since May 1995. From October 1994 to April 1995, he was Senior Vice President and Chief Financial Officer for Mutual Assurance Company.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $25.9375 on March 3, 2000. There were approximately 2,700 holders of record of the Company's Class A Common Stock as of March 3, 2000.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock. Prior periods have been restated to reflect the stock dividends distributed in 1998 and 1999.

                                                                   High              Low
                                                                   ----              ---
         1998:    First Quarter                               $  49 3/16        $  37 7/8
                  Second Quarter                                 56 25/32          48 3/64
                  Third Quarter                                  59 23/64          33 11/16
                  Fourth Quarter                                 50 15/16          30 29/64

         1999:    First Quarter                               $  55 13/16       $  26 7/16
                  Second Quarter                                 39 57/64          28 23/64
                  Third Quarter                                  37 59/64          29 17/32
                  Fourth Quarter                                 33 53/64          26 15/32

The Company presently intends to retain earnings to finance the development and growth of its business. Accordingly, cash dividends have not been declared or paid on the Class A Common Stock or the Class B Common Stock, and the Company does not anticipate payment of any cash dividends in the foreseeable future. Cash dividend payments are permitted under the terms of the Company's $180.0 million revolving credit facility (the "Credit Agreement") and $85.0 million 8% Senior Notes due 2003 (the "Senior Notes") subject to certain restrictions and covenants. See Note K to the Consolidated Financial Statements.

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

                                                                            Year Ended December 31, (1)
                                                                            ---------------------------
                                                       1999              1998           1997             1996             1995
                                                       ----              ----           ----             ----             ----
INCOME STATEMENT DATA:
                                                               (dollars and shares in thousands, except per share data)
  Insurance premiums and fee income:
    Group employee benefit products ...........      $ 467,922        $ 416,411       $ 355,892       $ 331,378        $ 257,079
    Asset accumulation products ...............          2,126            2,583           3,072           2,122            2,121
    Other .....................................         15,220            7,880           1,907           1,733            1,702
                                                     ---------        ---------       ---------       ---------        ---------
                                                       485,268          426,874         360,871         335,233          260,902
  Net investment income .......................        180,945          168,692         162,380         157,020          117,112
  Net realized investment (losses) gains ......        (25,720)           8,060          14,568          (2,651)             704
                                                     ---------        ---------       ---------       ---------        ---------
    Total revenue .............................        640,493          603,626         537,819         489,602          378,718

  Operating income (2) ........................        144,995          124,960         118,326         102,270           63,465

  Income from continuing operations excluding
    realized investment (losses) gains ........         80,850           68,564          65,513          55,577           32,284

  Income from continuing operations ...........         64,132           73,802          74,982          53,854           32,742

  Net income (3) ..............................         50,285           87,035          74,982          47,253           30,464

BASIC RESULTS PER SHARE:(4)
  Income from continuing operations excluding
    realized investment (losses) gains ........      $    3.85        $    3.25       $    3.23       $    2.91        $    2.07
  Income from continuing operations ...........           3.06             3.50            3.70            2.82             2.10
  Net income (3) ..............................           2.40             4.13            3.70            2.48             1.96
  Weighted average shares outstanding .........         20,979           21,095          20,275          19,074           15,559

DILUTED RESULTS PER SHARE: (4)
  Income from continuing operations excluding
    realized investment (losses) gains ........      $    3.73        $    3.13       $    3.07       $    2.72        $    2.03
  Income from continuing operations ...........           2.96             3.37            3.51            2.64             2.06
  Net income (3) ..............................           2.32             3.97            3.51            2.32             1.92
  Weighted average shares outstanding .........         21,674           21,920          21,367          20,407           15,875

OTHER DATA:
  Diluted book value per share (4) (5) ........      $   24.52        $   26.59       $   24.09       $   17.43        $   14.04
  Diluted book value per share before net
    unrealized (depreciation) appreciation
    on investments (4) (6) ....................      $   28.96        $   27.36       $   22.25       $   18.25        $   16.17
  Return on average shareholders' equity (7) ..           15.4%            13.1%           15.0%           18.5%            16.6%
  Interest coverage ratio (8) .................          6.56x            7.66x           8.84x           5.83x            4.84x

                                                                               December 31, (1)
                                                                               ----------------
                                                 1999             1998              1997            1996             1995
                                                 ----             ----              ----            ----             ----
BALANCE SHEET DATA:                                                        (dollars in thousands)
  Total investments .....................      $2,515,810       $2,359,716       $2,480,402       $2,295,007       $1,791,531
  Total assets ..........................       3,395,688        3,287,057        3,203,713        2,857,906        2,323,010
  Long-term debt ........................         283,938          265,165          178,769          231,004          134,611
  Capital Securities (9) ................         100,000          100,000          100,000               --               --
  Shareholders' equity ..................         501,417          566,440          509,486          366,965          222,815
  Debt to total capitalization ratio (10)            32.1%            28.5%            22.7%            38.6%            37.7%

(1) Reflects the acquisitions of Matrix in 1998 and SNCC in 1996. See Note B to the Consolidated Financial Statements.

(2) Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

(3) In 1999, the Company disposed of Unicover and recognized an after-tax loss of $13.8 million on the disposition. After-tax income from Unicover's operations totaled $13.2 million in 1998. See Note Q to the Consolidated Financial Statements. The Company discontinued its long-term care business in 1996 and recorded a one-time after-tax charge of $5.8 million in 1996 attributable to this discontinuance. After-tax operating losses on this business were $0.8 million and $2.3 million in 1996 and 1995, respectively.

(4)      Restated to reflect stock dividends distributed during 1999.

(5) Diluted book value per share is calculated by dividing shareholders' equity, as increased by the proceeds and tax benefit from the assumed exercise of outstanding stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(6) Diluted book value per share before net unrealized (depreciation) appreciation on investments is calculated by dividing shareholders' equity excluding net unrealized (depreciation) appreciation on investments, as increased by the proceeds and tax benefit from the assumed exercise of outstanding stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

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

(9) Reflects the issuance of and the payment of dividends on $100.0 million of Capital Securities by Delphi Funding L.L.C. (the "Capital Securities"). See Note J to the Consolidated Financial Statements.

(10) The debt to total capitalization ratio is calculated by dividing long-term debt by the sum of the Company's long-term debt, Capital Securities and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of the results of operations and financial condition of the Company below should be read in conjunction with the Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Premium and Fee Income. Premium and fee income in 1999 was $485.3 million as compared to $426.9 million in 1998, an increase of 14%. This increase was primarily attributable to growth in the Company's group life, disability and travel accident products within its group employee benefits segment. This growth reflects high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. Excess workers' compensation premiums for 1999 were in line with 1998 levels reflecting improvements in the pricing environment in this market sector. As of December 31, 1999, the Company has terminated its participation in substantially all of the reinsurance pools in which it had historically participated. See "Business - Reinsurance." In 1999, reinsurance pools, in the aggregate, represented $59.7 million of premium income and $57.4 million of incurred benefits. The Company does not expect its withdrawals from these reinsurance pools to have a material impact on its underwriting results. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $77.3 million in 1999 as compared to $46.0 million in 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 1999 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products, as well as enhancements made to the Company's products to improve their competitive position in the marketplace and a more favorable environment for fixed annuity sales due to increases in interest rates during 1999.

Net Investment Income. Net investment income in 1999 was $180.9 million as compared to $168.7 million in 1998, an increase of 7%. This increase primarily reflects an increase in the weighted average annual yield on invested assets and an increase in average invested assets in 1999. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.4% on average invested assets of $2,149.4 million in 1999 and 8.1% on average invested assets of $2,083.0 million in 1998.

Benefits and Expenses. Policyholder benefits and expenses were $521.2 million in 1999 as compared to $470.6 million in 1998, an increase of 11%. Benefits and expenses for the Company's group employee benefit products increased by $43.8 million in 1999 primarily due to growth in this segment. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased from 96.5% in 1998 to 95.2% in 1999. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products decreased by $2.5 million in 1999 principally due to a decrease in average funds under management from $628.7 million in 1998 to $622.9 million in 1999, partially offset by an increase in the weighted average annual crediting rate on asset accumulation products from 5.2% in 1998 to 5.3% in 1999.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends in 1999 was $145.0 million as compared to $125.0 million in 1998, an increase of 16%. This increase is primarily attributable to the growth in the Company's group employee benefits segment and the increase in the yield on invested assets in 1999.

Net Realized Investment (Losses) Gains. Net realized investment losses were $25.7 million in 1999 as compared to net realized investment gains of $8.1 million in 1998. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Interest Expense. Interest expense was $18.2 million in 1999 as compared to $17.4 million in 1998. This increase was primarily due to an increase in average outstanding borrowings under the Credit Agreement, partially offset by a decline in the weighted average borrowing rate on the Credit Agreement and a decrease in the average principal amount of the SIG Senior Notes due to the scheduled partial principal repayment on the notes in 1999.

Income Tax Expense. The Company's effective tax rate decreased from 31.0% in 1998 to 30.6% in 1999 primarily due to a decrease in income taxed at the Company's marginal tax rate as a result of net realized investment losses in 1999 as compared to net realized investment gains in 1998.

Discontinued Operations. Effective April 30, 1999, the Company completed the disposition of Unicover, which was acquired in the fourth quarter of 1998. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. Income from Unicover's operations totaled $13.2 million in 1998, net of tax expense of $8.8 million. See Note Q to the Consolidated Financial Statements.

1998 COMPARED TO 1997

Premium and Fee Income. Premium and fee income in 1998 was $426.9 million as compared to $360.9 million in 1997, an increase of 18%. This increase was primarily attributable to the Company's group employee benefits segment and reflects strong production of new business, normal growth in employment and salary levels for the Company's existing customer base and expansion within the alternative risk transfer market. A decrease in excess workers' compensation premiums from prior year levels as a result of a weak pricing environment in this market sector did not have a material impact on underwriting results due to corresponding decreases in benefits. Deposits from the Company's SPDA products, including the Company's MVA annuity product, were $46.0 million in 1998 as compared to $55.5 million in 1997. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The decrease in deposits was principally attributable to a decline in the demand for fixed annuity products due to the low interest rate environment during 1998.

Net Investment Income. Net investment income in 1998 was $168.7 million as compared to $162.4 million in 1997, an increase of 4%. The weighted average annual yield on invested assets, excluding realized and unrealized investment gains and losses, was 8.1% on average invested assets of $2,083.0 million in 1998 and 7.9% on average invested assets of $2,048.2 million in 1997.

Benefits and Expenses. Policyholder benefits and expenses were $470.6 million in 1998 as compared to $404.9 million in 1997, an increase of 16%. Benefits and expenses for the Company's group employee benefit products increased by $60.6 million in 1998 primarily due to growth in this segment. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 96.5% in 1998 and 95.9% in 1997. Benefits and interest credited on asset accumulation products decreased by $4.1 million in 1998 principally due to a decrease in average funds under management from $670.1 million in 1997 to $628.7 million in 1998. In addition, the weighted average annual crediting rate on asset accumulation products decreased from 5.3% in 1997 to 5.2% in 1998.

Operating Income. Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends in 1998 was $125.0 million as compared to $118.3 million in 1997, an increase of 6%. This increase is primarily attributable to the growth in the Company's group employee benefits segment and the increase in yield on invested assets in the asset accumulation products segment.

Net Realized Investment Gains. Net realized investment gains were $8.1 million in 1998 as compared to $14.6 million in 1997. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses.

Interest Expense. Interest expense was $17.4 million in 1998 as compared to $15.0 million in 1997. This increase was primarily due to additional borrowings under the Credit Agreement in 1998 to fund acquisitions and investment opportunities.

Income Tax Expense. The Company's effective tax rate decreased from 32.4% in 1997 to 31.0% in 1998 primarily due to tax-exempt investment income.

Discontinued Operations. During 1998, income from Unicover's operations totaled $13.2 million, net of tax expense of $8.8 million. Effective April 30, 1999, the Company completed the disposition of Unicover, which was acquired in the fourth quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $286.0 million of financial resources available at the holding company level at December 31, 1999, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. During 2000, RSLIC will be permitted, without prior regulatory approval, to make dividend payments of $30.0 million. In addition, SNCC will be permitted, without regulatory or other approval, to make dividend payments of $19.5 million in 2000. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals. See "Business Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. As of December 31, 1999, the Company had $23.0 million of borrowings available to it under the Credit Agreement.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The maximum amount of borrowings available under the Credit Agreement will be reduced to the following amounts in October of each year: 2000 - $150.0 million, 2001 - $110.0 million and 2002 - $60.0 million. At the Company's current level of borrowings, a principal repayment of $7.0 million will be required under the Credit Agreement in October 2000. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2000, and the Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. See Note E to the Consolidated Financial Statements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company's operations.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries and additional borrowings available under the Credit Agreement, are expected to exceed the Company's current and long-term cash requirements.

The principal liquidity requirements of the Company's insurance subsidiaries are their contractual obligations to policyholders. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period.

Cash Flows. Operating activities increased cash and cash equivalents by $111.3 million in 1999 as compared with an increase of $19.0 million in 1998, excluding the effect of the cession of $101.5 million of policy liabilities to Oracle Re in 1998 and the recapture of $10.0 million of these liabilities in 1999 (see Note O to the Consolidated Financial Statements). Operating cash flows in 1999 include $58.1 million from a reinsurance transaction that was rescinded. These funds were returned to the ceding company in January 2000. Also contributing to the increase in operating cash flows in 1999 was a decrease in federal income taxes paid principally due to timing differences in recognizing income from investing activities. Net investing activities provided $96.6 million of cash during 1999 primarily from sales of securities, and financing activities used $159.1 million of cash principally due to a reduction in securities lending and reverse repurchase agreement liabilities.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, managing the durations of the Company's interest-sensitive assets and liabilities and minimizing the Company's exposure to fluctuations in interest rates. The Company's investment portfolio primarily consists of investments in fixed maturity securities, cash and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 1999. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

During the year ended December 31, 1999, the Company reduced its investments in mortgage-backed securities to 21% of total invested assets or $524.5 million, from 35% of total invested assets, or $775.0 million, at December 31, 1998. Approximately 43% of the Company's mortgage-backed securities are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 57% consists of investments in trusts created by banks and finance and mortgage companies. Ninety-four percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company maintains an investment program in which securities were financed using advances from the FHLB. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the securities purchased with those funds. At December 31, 1999, the Company had outstanding advances of $75.0 million that do not begin to mature until 2003. In addition, the Company utilizes reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary.

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


Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in interest rates and by the adjustment of the crediting rate on annuity products. In addition, the Company, at times, utilizes exchange-traded futures and option contracts to reduce the risk associated with changes in the value of its fixed maturity portfolio due to changes in the interest rate environment and to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases. Generally, market prices of fixed maturity securities decline in an environment of increasing interest rates in a manner similar to that of U.S. Treasury securities. Therefore, in order to reduce the extent of this interest rate risk, the Company enters into option contracts and short U.S. Treasury futures, the value of which will rise in such an environment. At December 31, 1999, the Company had realized gains of $13.3 million on closed positions and unrealized gains of $15.3 million on open positions related to this program that have been deferred and recorded as adjustments to the amortized cost of the fixed maturity securities being hedged.

The Company periodically analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $85.7 million at December 31, 1999 as compared to a decline of approximately $69.8 million at December 31, 1998. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be different from the actual changes experienced under given interest rate scenarios, and those differences may be material.

A portion of the Company's trading account portfolio consists of equity securities which are subject to risks resulting from, among other things, changes in the level of equity prices. To reduce the extent of this risk, the Company has entered into corresponding short positions relating to certain of these securities. If the fair value of the Company's trading account securities were to decrease by 10% from their year-end levels, the fair value of these securities, net of the corresponding change in the fair value of the related short positions, would decrease by approximately $10.9 million at December 31, 1999 as compared to a decline of approximately $5.5 million at December 31, 1998.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. Approximately 45% of the Company's corporate debt was issued at fixed interest rates. A hypothetical 10% decrease in market interest rates would cause a corresponding $1.8 million increase in the fair value of the Company's fixed-rate corporate debt at December 31, 1999 as compared to an increase of $2.1 million at December 31, 1998. Because interest expense on the Company's floating-rate corporate debt fluctuates as prevailing interest rates change, changes in market interest rates would not materially affect its fair value.


IMPACT OF YEAR 2000

The Year 2000 issue relates to whether computer systems will properly recognize date-sensitive information in years subsequent to 1999. Prior to 2000, the Company underwent a corporate-wide program to address the Year 2000 issue, as it relates to its own computer systems, as well as to instances in which computer systems of third parties may have a significant impact on the Company's operations, such as those of suppliers, business partners, customers, facilities and telecommunications. Since 1997, the Company has incurred $8.2 million of costs to address the Year 2000 issue, of which $6.1 million was expensed and $2.1 million was capitalized. The Company does not anticipate incurring any material additional costs related to the Year 2000 issue. The Company has not experienced any significant disruptions of business operations related to the Year 2000 issue to date and believes that the risk of any such disruption in the future is low, although no assurance can be given in this regard. It is possible that Year 2000 problems that are not currently apparent may arise in the future. Accordingly, the Company will continue to monitor its systems for Year 2000 compliance.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward- looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends relating to insurance products and services, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience and other factors affecting the profitability of its insurance products, the performance of its investment portfolio, the emergence of Year 2000 problems not currently apparent, acquisitions of companies or blocks of business, and ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

ITEM 7A. MARKET RISK DISCLOSURE

The information required by Item 7A is included in this Form 10-K under the heading "Asset/Liability Management and Market Risk" beginning on page 18 of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 24 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 25 of this Form 10-K.

(b)      No reports on Form 8-K were filed during the fourth quarter of 1999.

(c) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

         2.1 Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (8)

         2.2 Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (13)

         2.3 Stock Purchase Agreement, dated as of October 1, 1998, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC and the Shareholders named therein (13)

         2.4 Merger, Exchange and Release Agreement, dated April 30, 1999, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC, Unicover Management Partners, LLC and the Buyers named therein (Exhibit 2.1) (14)

         3.1 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (3)

         3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1)
                  (10)

         3.3 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (10)

         3.4      Amended and Restated By-laws of Delphi Financial Group, Inc.
                  (3)

         4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (8.0% Senior Notes due 2003) (4)

         4.2 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a))(11)

         4.3 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (11)

         4.4 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (11)

         10.1 Third Amended and Restated Credit Agreement dated as of December 5, 1996, among the Company, the Lenders named therein, The Bank of New York, NationsBank, N.A. (South) and Fleet National Bank, as Co-Agents for the lenders, and Bank of America National Trust and Savings Association, as Administrative Agent for the lenders (Exhibit 10.4) (9)

         10.2 Borrower Pledge Agreement, dated as of February 23, 1993, between the Company and Bank of America Illinois (Exhibit 10.5) (2)

         10.3 Amendment, dated as of August 11, 1999, to the Third Amended and Restated Credit Agreement dated as of December 5, 1996, among the Company, the co-agents party thereto, the lenders party thereto, and Bank of America, N.A. (as successor by merger to Bank of America National Trust and Savings Association), as administrative agent. (Exhibit 10.29) (15)

         10.4 Second Amended and Restated Employee Nonqualified Stock Option Plan (Exhibit 10.2) (5)

         10.5 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.3) (2)

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

         10.12 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30) (8)

         10.13 Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(8)

         10.14 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (8)

         10.15 Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan (Exhibit 10.26) (12)

         10.16 Indemnity Coinsurance Agreement and Administrative Services Agreement, dated as of October 3, 1994, between Reliance Standard Life Insurance Company and Protective Life Insurance Company (Exhibit 10.21) (6)

         10.17 Indemnity Coinsurance Agreement, dated as of June 30, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.22) (1)

         10.18 Indemnity Coinsurance Agreement, dated as of October 31, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.23) (1)

         10.19 Indemnity Coinsurance Agreement, dated as of March 31, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York (filed with the Trust Agreement dated as of April 27, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York) (Exhibit 10.24)
                  (1)

         10.20 Indemnity Coinsurance Agreement, dated as of December 31, 1992, between Reliance Standard Life Insurance Company and Lamar Life Insurance Company (Exhibit 10.25) (1)

         10.21 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (6)

         10.22 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (7)

         10.23 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc., and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (7)

         10.24 Subsidiary Pledge Agreement, dated as of March 5, 1996, between SIG Holdings, Inc. and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.27) (7)

         10.25 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd. (Exhibit 10.27) (12)

         10.26 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (Exhibit 10.28) (12)

         11.1     Computation of Results per Share of Common Stock (16)

         21.1     List of Subsidiaries of the Company (17)

         23.1     Consent of Ernst & Young LLP (17)

         24.1     Powers of Attorney (17)

         27       Financial Data Schedule (17)

---------------------------------------------

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

                  (13) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1998.

                  (14) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 1999.

                  (15) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999.

                  (16) Incorporated herein by reference to Note N to the Consolidated Financial Statements included elsewhere herein.


                  (17)     Filed herewith.


(d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 25 of this Form 10-K are included under Item 8 and are presented beginning on page 48 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name                                                              Capacity                          Date
----                                                              --------                          ----
 /S/     ROBERT ROSENKRANZ                               Chairman of the Board,            March 10, 2000
--------------------------                               President and Chief Executive
        (Robert Rosenkranz)                              Officer (Principal Executive
                                                         Officer)


                 *                                       Director                          March 10, 2000
--------------------------
          (Edward A. Fox)

                 *                                       Director                          March 10, 2000
--------------------------
       (Charles P. O'Brien)

                 *                                       Director                          March 10, 2000
--------------------------
        (Lewis S. Ranieri)

                 *                                       Director                          March 10, 2000
--------------------------
        (Thomas L. Rhodes)

 /S/   ROBERT M. SMITH, JR.                              Director and Executive            March 10, 2000
---------------------------                              Vice President
      (Robert M. Smith, Jr.)

                 *                                       Director                          March 10, 2000
--------------------------
           (B.K. Werner)

                 *                                       Vice President and                March 10, 2000
--------------------------                               Treasurer (Principal
       Lawrence E. Daurelle                              Accounting and Financial
                                                         Officer)



* BY: /S/     ROBERT ROSENKRANZ
      -------------------------
              Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year Ended December 31, 1999
                                                                     ----------------------------
                                                         First           Second           Third            Fourth
                                                        Quarter          Quarter         Quarter           Quarter
                                                        -------          -------         -------           -------
Revenues .....................................      $   168,045      $   149,601      $   166,786      $   156,061
Income from continuing operations, excluding
   realized investment (losses) gains ........           20,255           20,058           20,455           20,082
Income from continuing operations ............           19,529           14,611           16,692           13,300
Net income ...................................            5,682           14,611           16,692           13,300
Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment (losses) gains .....      $      0.95      $      0.96      $      0.98      $      0.96
   Income from continuing operations .........             0.92             0.70             0.80             0.64
   Net income ................................             0.27             0.70             0.80             0.64
Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment (losses) gains .....      $      0.92      $      0.93      $      0.95      $      0.93
   Income from continuing operations .........             0.89             0.68             0.77             0.62
   Net income ................................             0.26             0.68             0.77             0.62

                                                                    Year Ended December 31, 1998
                                                                    ----------------------------
                                                         First          Second           Third         Fourth
                                                        Quarter         Quarter          Quarter        Quarter
                                                        -------         -------          -------        -------
Revenues......................................      $   171,206      $   152,426      $   125,893      $   154,101
Income from continuing operations, excluding
   realized investment gains (losses) ........           19,963           18,376           17,084           13,141
Income from continuing operations ............           38,242           21,741           10,555            3,264
Net income ...................................           38,242           21,741           10,555           16,497
Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses) .....      $      0.96      $      0.88      $      0.80      $      0.61
   Income from continuing operations .........             1.84             1.04             0.50             0.15
   Net income ................................             1.84             1.04             0.50             0.77
Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment gains (losses) .....      $      0.92      $      0.85      $      0.77      $      0.59
   Income from continuing operations .........             1.77             1.00             0.48             0.15
   Net income ................................             1.77             1.00             0.48             0.74


The results of interim periods may not be indicative of the results for the entire year. Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.

Results for the first quarter of 1999 include a loss on the disposition of Unicover, which was acquired in the fourth quarter of 1998. See Note Q to the Consolidated Financial Statements. In connection with a settlement pursuant to which the Company obtained certain legal releases relating to Unicover, the Company rescinded a quota share reinsurance contract with Reliance Insurance Company. Accordingly, the Company restated its financial results for the first three quarters of 1999 to exclude the effects of this contract. The effect of this restatement on originally reported amounts was a reduction in revenue of $25.1 million, $21.4 million and $18.9 million; after-tax income of $1.1 million, $1.5 million and $1.3 million; and basic and diluted results per share of $0.05, $0.07 and $0.06 in the first, second and third quarters of 1999, respectively. See "Other Transactions." Prior period results per share have been restated to reflect stock dividends distributed in 1999.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                  Page
                                                                                                  ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

Report of Independent Auditors. .................................................................   26

Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997 ................   27

Consolidated Balance Sheets - December 31, 1999 and 1998 ........................................   28

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997 ..   29

Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997 ............   30

Notes to Consolidated Financial Statements ......................................................   31


Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

Schedule I, Summary of Investments Other Than Investments in Related Parties ....................   48

Schedule II, Condensed Financial Information of Registrant ......................................   49

Schedule III, Supplementary Insurance Information ...............................................   53

Schedule IV, Reinsurance ........................................................................   54

Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations .........   55

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 4, 2000

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                        1999             1998           1997
                                                                                        ----             ----           ----
Revenue:
   Premium and fee income.....................................................       $485,268       $ 426,874      $ 360,871
   Net investment income .....................................................        180,945         168,692        162,380
   Net realized investment (losses) gains ....................................        (25,720)          8,060         14,568
                                                                                      -------         -------        -------
                                                                                      640,493         603,626        537,819
                                                                                      -------         -------        -------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ...................        378,409         342,997        290,761
   Commissions ...............................................................         35,208          34,010         27,270
   Amortization of cost of business acquired .................................         27,467          25,758         27,883
   Other operating expenses ..................................................         80,134          67,841         59,011
                                                                                      -------         -------        -------
                                                                                      521,218         470,606        404,925
                                                                                      -------         -------        -------
      Income from continuing operations before interest and income tax expense
        and dividends on Capital Securities of Delphi Funding L.L.C. .........        119,275         133,020        132,894

Interest expense .............................................................         18,178          17,369         15,030
                                                                                      -------         -------        -------

      Income from continuing operations before income tax expense
        and dividends on Capital Securities of Delphi Funding L.L.C. .........        101,097         115,651        117,864

Income tax expense ...........................................................         30,913          35,797         38,226
                                                                                      -------         -------        -------

      Income from continuing operations before dividends on
        Capital Securities of Delphi Funding L.L.C. ..........................         70,184          79,854         79,638

Dividends on Capital Securities of Delphi Funding L.L.C. .....................          6,052           6,052          4,656
                                                                                      -------         -------        -------

      Income from continuing operations ......................................         64,132          73,802         74,982

Discontinued operations, net of income tax (benefit) expense:
   Income from operations ....................................................             --          13,233             --

   Loss on disposal ..........................................................        (13,847)             --             --
                                                                                      -------         -------        -------

      Net income .............................................................      $  50,285       $  87,035      $  74,982
                                                                                    =========       =========      =========

Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment (losses) gains .....................................      $    3.85       $    3.25      $    3.23
   Income from continuing operations .........................................           3.06            3.50           3.70
   Net income ................................................................           2.40            4.13           3.70

Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment (losses) gains .....................................      $    3.73       $    3.13      $    3.07
   Income from continuing operations .........................................           2.96            3.37           3.51
   Net income ................................................................           2.32            3.97           3.51


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             December 31,
                                                                                             ------------
                                                                                        1999            1998
                                                                                        ----            ----
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................      $ 1,715,289       $ 1,889,604
      Cash and cash equivalents ..............................................          357,692           298,843
      Other investments ......................................................          442,829           171,269
                                                                                    -----------       -----------
                                                                                      2,515,810         2,359,716
   Cost of business acquired .................................................          144,172           104,460
   Reinsurance receivables ...................................................          386,229           356,030
   Other assets ..............................................................          278,386           404,674
   Assets held in separate account ...........................................           71,091            62,177
                                                                                    -----------       -----------
      Total assets ...........................................................      $ 3,395,688       $ 3,287,057
                                                                                    ===========       ===========


Liabilities and Shareholders' Equity:
   Future policy benefits ....................................................      $   528,247       $   482,481
   Unpaid claims and claim expenses ..........................................          612,440           563,907
   Policyholder account balances .............................................          676,664           664,576
   Corporate debt ............................................................          283,938           265,165
   Advances from Federal Home Loan Bank ......................................           75,495            75,495
   Other liabilities and policyholder funds ..................................          555,904           514,857
   Liabilities related to separate account ...................................           61,583            54,136
                                                                                    -----------       -----------
      Total liabilities ......................................................        2,794,271         2,620,617
                                                                                    -----------       -----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ..............................................          100,000           100,000
                                                                                    -----------       -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         16,285,161 and 14,955,755 shares issued and outstanding, respectively              163               150
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,180,072 and 5,433,203 shares issued and outstanding, respectively .               52                54
      Additional paid-in capital .............................................          364,390           329,023
      Net unrealized depreciation on investments .............................         (101,465)          (18,074)
      Retained earnings ......................................................          277,353           255,287
      Treasury stock, at cost; 1,110,290 shares of Class A Common Stock ......          (39,076)               --
                                                                                    -----------       -----------
         Total shareholders' equity ..........................................          501,417           566,440
                                                                                    -----------       -----------
             Total liabilities and shareholders' equity ......................      $ 3,395,688       $ 3,287,057
                                                                                    ===========       ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                     Unrealized
                                       Class A        Class B        Additional     (Depreciation)
                                       Common         Common          Paid-in      Appreciation on
                                        Stock          Stock          Capital        Investments
                                        -----          -----          -------        -----------
Balance, January 1, 1997 ........      $     118       $      63       $ 240,203      $ (17,949)
Net income ......................             --              --              --             --
Decrease in net unrealized
   depreciation on investments ..             --              --              --         58,494
Comprehensive income ............

Issuance of stock, exercise of
    stock options and share
    conversions .................              9              (2)          9,040             --
Stock dividend ..................              2               1          13,720             --
                                       ---------       ---------       ---------      ---------

Balance, December 31, 1997 ......      $     129       $      62       $ 262,963      $  40,545
                                       =========       =========       =========      =========


Balance, January 1, 1998 ........      $     129       $      62       $ 262,963      $  40,545

Net income ......................             --              --              --             --
Decrease in net unrealized
    appreciation on investments .             --              --              --        (58,619)
Comprehensive income ............

Issuance of stock, exercise of
    stock options and share
    conversions .................             15             (10)         28,542             --
Stock dividends .................              6               2          37,518             --
                                       ---------       ---------       ---------      ---------

Balance, December 31, 1998 ......      $     150       $      54       $ 329,023      $ (18,074)
                                       =========       =========       =========      =========

Balance, January 1, 1999 ........      $     150       $      54       $ 329,023      $ (18,074)

Net income ......................             --              --              --             --
Increase in net unrealized
   depreciation on investments ..             --              --              --        (83,391)
Comprehensive loss ..............
Issuance of stock, exercise of
   stock options and share
   conversions ..................              7              (4)          7,162             --
Stock dividends .................              6               2          28,205             --
Acquisition of Treasury Stock ...             --              --              --             --
                                       ---------       ---------       ---------      ---------
Balance, December 31, 1999 ......      $     163       $      52       $ 364,390      $(101,465)
                                       =========       =========       =========      =========

                                       Retained         Treasury
                                       Earnings          Stock            Total
                                       --------          -----            -----
Balance, January 1, 1997 ........      $ 144,530       $      --       $ 366,965
                                                                       ---------
Net income ......................         74,982              --          74,982
Decrease in net unrealized
   depreciation on investments ..             --              --          58,494
                                                                       ---------
Comprehensive income ............                                        133,476

Issuance of stock, exercise of
    stock options and share
    conversions .................             --              --           9,047
Stock dividend ..................        (13,725)             --              (2)
                                       ---------       ---------       ---------

Balance, December 31, 1997 ......      $ 205,787       $      --       $ 509,486
                                       =========       =========       =========

Balance, January 1, 1998 ........      $ 205,787       $      --       $ 509,486
                                                                       ---------
Net income ......................         87,035              --          87,035
Decrease in net unrealized
    appreciation on investments .             --              --         (58,619)
                                                                       ---------
Comprehensive income ............                                         28,416

Issuance of stock, exercise of
    stock options and share
    conversions .................             --              --          28,547
Stock dividends .................        (37,535)             --              (9)
                                         -------       ---------       ---------

Balance, December 31, 1998 ......      $ 255,287       $      --       $ 566,440
                                       =========       =========       =========

Balance, January 1, 1999 ........      $ 255,287       $      --       $ 566,440
                                                                       ---------

Net income ......................         50,285              --          50,285
Increase in net unrealized
   depreciation on investments ..             --              --         (83,391)
                                                                       ---------
Comprehensive loss ..............                                        (33,106)

Issuance of stock, exercise of
   stock options and share
   conversions ..................             --              --           7,165
Stock dividends .................        (28,219)             --              (6)
Acquisition of Treasury Stock ...             --         (39,076)        (39,076)
                                         -------       ---------       ---------
Balance, December 31, 1999 ......      $ 277,353       $ (39,076)      $ 501,417
                                       =========       =========       =========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                               1999         1998            1997
                                                                               ----         ----            ----
Operating activities:
   Net income.........................................................   $    50,285    $    87,035     $    74,982
   Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
      Change in policy liabilities, reinsurance receivables and
        policyholder accounts.........................................        58,410         63,636          10,493
      Policy liabilities recaptured from (ceded to) Oracle Reinsurance Ltd.   10,000       (101,500)             -
      Amortization, principally the cost of business acquired
        and investments...............................................        (4,375)       (41,137)         14,540
      Deferred costs of business acquired.............................       (41,781)       (36,367)        (32,727)
      Net realized losses (gains) on investments......................        25,720         (8,060)        (14,568)
      Net change in trading account securities........................       (23,830)        20,513         (21,793)
      Net change in federal income tax liability......................         2,319        (36,171)         10,016
      Net change in reinsurance payables..............................        54,408         (3,161)         12,734
      Discontinued operations.........................................        13,847        (13,233)              -
      Other...........................................................       (23,671)       (14,010)         (1,126)
                                                                         -----------    -----------     -----------
        Net cash provided (used) by operating activities..............       121,332        (82,455)         52,551
                                                                         -----------    -----------     -----------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made.........................    (1,891,063)    (3,169,570)     (1,662,213)
      Sales of investments and receipts from repayment of loans.......     1,888,006      3,520,827       1,429,752
      Maturities of investments.......................................        89,134         38,798          35,429
   Business acquisitions, net of cash acquired........................        (8,993)       (11,803)              -
   Disposition (acquisition) of discontinued operations...............        20,968        (21,581)              -
   Change in deposit in separate account..............................        (1,467)         1,261          (1,580)
                                                                         -----------    -----------     -----------
        Net cash provided (used) by investing activities..............        96,585        357,932        (198,612)
                                                                         -----------    -----------     -----------

Financing activities:
   Deposits to policyholder accounts..................................        81,729         50,485          57,931
   Withdrawals from policyholder accounts.............................       (68,877)       (83,388)        (78,132)
   Proceeds from issuance of common stock
      and exercise of stock options...................................         2,177          1,572           9,045
   Borrowings under the Credit Agreement..............................       142,000        139,000          20,000
   Principal payments under the Credit Agreement......................      (114,000)       (58,000)        (72,000)
   Principal payment under the SIG Senior Notes.......................        (9,000)             -               -
   Change in liability for securities loaned or sold under agreements
      to repurchase...................................................      (154,021)        48,117          71,336
   Acquisition of Treasury Stock......................................       (39,076)             -               -
   Repayment of Federal Home Loan Bank advances.......................             -       (125,000)              -
   Net proceeds from issuance of Capital Securities...................             -              -          98,750
                                                                         -----------    -----------     -----------
        Net cash (used) provided by financing activities..............      (159,068)       (27,214)        106,930
                                                                         -----------    -----------     -----------

Increase (decrease) in cash and cash equivalents......................        58,849        248,263         (39,131)
Cash and cash equivalents at beginning of year........................       298,843         50,580          89,711
                                                                         -----------    -----------     -----------
      Cash and cash equivalents at end of year........................   $   357,692    $   298,843     $    50,580
                                                                         ===========    ===========     ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation. As of December 31, 1999, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes individual annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of shareholders' equity, net of the related income tax benefit or expense. Other investments consist primarily of trading account securities and equity securities. Trading account securities include bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest income, dividend income and realized gains and losses from trading account securities are also included in net investment income. Equity securities are carried at fair value with unrealized appreciation or depreciation included as a component of shareholders' equity, net of the related income tax benefit or expense. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 1999, reserves with a carrying value of $474.4 million have been discounted at rates ranging from 3.7% to 7.0%.

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

Premium Recognition. The Company's group insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period. Deposits for asset accumulation products are not recorded as premiums; instead the deposits are recorded as a liability, since these products generally do not involve mortality or morbidity risk.

Statements of Cash Flows. For purposes of the Statements of Cash Flows, the Company defines cash equivalents as highly liquid debt instruments purchased with maturities of three months or less.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Adopted Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance, but the Company has not yet determined whether it will do so. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged item or items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company has not yet determined what the effects of SFAS No. 133 will be on the earnings and financial position of the Company.


NOTE B - ACQUISITIONS

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 409,424 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of notes payable. Additional consideration of up to $4.2 million in cash will be payable if Matrix's earnings meet specified targets over the four-year period subsequent to the acquisition. The Matrix acquisition was accounted for using the purchase accounting method, and the results of Matrix were included in the Company's results from June 30, 1998, the date of the acquisition. Goodwill recorded in connection with the Matrix acquisition is being amortized on a straight-line basis over 25 years.

The consideration for the 1996 acquisition of SIG Holdings, Inc. ("SIG") and its subsidiary, SNCC, included contingent consideration of up to $20.0 million if SIG met specified earnings targets subsequent to the merger. SIG met all of the specified earnings targets, and, accordingly, the Company paid the $20.0 million of contingent consideration in two installments as follows: $6.9 million of cash and 63,000 shares of the Company's Class A Common Stock in 1998 and $9.0 million of cash and 30,000 shares of the Company's Class A Common Stock in 1999.


NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                    December 31, 1999
                                                                    -----------------
                                                                    Gross         Gross
                                                    Amortized     Unrealized    Unrealized      Fair
                                                      Cost           Gains        Losses        Value
                                                      ----           -----        ------        -----
                                                                     (dollars in thousands)
Mortgage-backed securities ...................   $   564,274      $ 16,826     $ (71,845)    $  509,255
Corporate securities .........................       583,743         2,544       (58,102)       528,185
U.S. Treasury and other U.S. Government
   guaranteed securities .....................       305,751         5,621       (41,124)       270,248
Obligations of U.S. states, municipalities and
   political subdivisions ....................       418,128        12,533       (39,038)       391,623
Securities sold under agreements to
   repurchase ................................        18,110            --        (2,132)        15,978
                                                  ----------      --------     ---------     ----------
      Total fixed maturity securities ........    $1,890,006      $ 37,524     $(212,241)    $1,715,289
                                                  ==========      ========     =========     ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE C - INVESTMENTS - (CONTINUED)

                                                                               December 31, 1998
                                                                               -----------------
                                                                            Gross           Gross
                                                           Amortized     Unrealized       Unrealized       Fair
                                                              Cost           Gains          Losses          Value
                                                              ----           -----          ------          -----
                                                                              (dollars in thousands)
   Mortgage-backed securities........................   $     739,838    $    19,629    $    (5,880)   $    753,587
   Corporate securities..............................         324,437          1,682        (61,678)        264,441
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................         299,950         12,997         (3,254)        309,693
   Obligations of U.S. states, municipalities and
      political subdivisions.........................         445,859          9,720         (2,094)        453,485
   Securities sold under agreements to repurchase....         106,905          2,122           (629)        108,398
                                                        -------------    -----------    -----------    ------------
      Total fixed maturity securities................   $   1,916,989    $    46,150    $   (73,535)   $  1,889,604
                                                        =============    ===========    ===========    ============

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                         Amortized        Fair
                                           Cost           Value
                                           ----           -----
                                           (dollars in thousands)
Mortgage-backed securities ........      $581,576      $  524,496
Other securities:
   Less than one year .............        92,768          98,338
   Greater than 1, up to 5 years...       147,261         146,624
   Greater than 5, up to 10 years..       399,038         343,094
   Greater than 10 years ........         669,363         602,737
                                       ----------      ----------
      Total .....................      $1,890,006      $1,715,289
                                       ==========      ==========


Net investment income was attributable to the following:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                           1999           1998           1997
                                                                           ----           ----           ----
                                                                                 (dollars in thousands)
   Gross investment income:
   Fixed maturity securities ......................................       $151,738      $183,828      $120,628
   Other ...........................................................        46,593           297        53,956
                                                                          --------      --------      --------
                                                                           198,331       184,125       174,584
Less: Investment expenses  .........................................        17,386        15,433        12,204
                                                                          --------      --------      --------
                                                                          $180,945      $168,692      $162,380
                                                                          ========      ========      ========


Net realized investment (losses) gains arose from the following:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                           1999             1998            1997
                                                                           ----             ----            ----
                                                                               (dollars in thousands)

Fixed maturity securities..........................................      $(14,792)       $ 45,273       $  1,911
Other investments  ................................................       (10,928)        (37,213)        12,657
                                                                          -------         -------         ------
                                                                         $(25,720)       $  8,060       $ 14,568
                                                                         ========        ========       ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE C - INVESTMENTS - (CONTINUED)

Proceeds from sales of fixed maturity securities during 1999, 1998 and 1997 were $1,741.6 million, $3,420.1 million and $1,199.6 million, respectively. Gross gains of $19.8 million, $98.2 million and $34.3 million and gross losses of $34.6 million, $52.9 million and $21.1 million, respectively, were realized on those sales. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities classified as trading account securities. During 1997, the Company reevaluated the amortization period for deferred futures losses associated with its mortgage-backed securities portfolio due to a decline in market interest rates to record low levels and accelerated the amortization by $9.9 million.

The change in unrealized (depreciation) appreciation on investments, primarily fixed maturity securities, included as a component of shareholders' equity was as follows:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                            1999            1998            1997
                                                                            ----            ----            ----
                                                                                   (dollars in thousands)

Gross change in unrealized (depreciation) appreciation
   on investments (1) .............................................    $  (100,109)      $(53,380)      $ 67,963
Less:  reclassification adjustment for (losses) gains
   included in net income (2) .....................................        (16,718)         5,239          9,469
                                                                       -----------       --------       --------
Net change in unrealized (depreciation) appreciation
   on investments .................................................    $   (83,391)      $(58,619)      $ 58,494
                                                                       ===========       ========       ========


(1) Net of tax (benefit) expense of $(53.9) million, $(28.7) million and $36.6 million, respectively.

(2) Net of tax (benefit) expense of $(9.0) million, $2.8 million and $5.1 million, respectively.


Unrealized gains (losses) on trading securities included in investment income totaled $5.4 million, $(14.3) million and $(1.4) million for 1999, 1998 and 1997, respectively.

Bonds and short-term investments with amortized costs of $30.0 million and $29.0 million at December 31, 1999 and 1998, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $95.7 million and $108.5 million at December 31, 1999 and 1998, respectively.

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary. Amounts related to this program were not material as of December 31, 1999. At December 31, 1998, deposits on loaned securities totaled $67.3 million and the market value of loaned securities totaled $65.6 million.

Other investments at December 31, 1999 and 1998 include trading securities of $308.0 million and $99.9 million, respectively. To reduce its potential loss exposure, the Company has entered into short positions relating to certain of these securities. The liability for short positions related to the Company's trading portfolio totaled $198.7 million and $44.9 million at December 31, 1999 and 1998, respectively, and is included in other liabilities and policyholder funds on the balance sheet. Other investments also include equity securities of $55.5 million and $37.7 million, respectively, at December 31, 1999 and 1998, and other assets include amounts receivable from brokers for investment sales of $19.8 million and $159.9 million, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999


NOTE C - INVESTMENTS - (CONTINUED)

As of December 31, 1999 and 1998, approximately 21% and 35%, respectively, of the Company's total invested assets were comprised of mortgage-backed securities. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $132.0 million and $81.9 million at December 31, 1999 and 1998, respectively. Trading account securities included additional non-investment grade securities with fair values of $67.0 million and $35.8 million at December 31, 1999 and 1998, respectively. In the aggregate, non-investment grade securities constituted 8% and 5% of total invested assets at December 31, 1999 and 1998, respectively.

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 1999 was as follows: Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $189.0 million and Tersk LLC - $80.6 million. The Bankers Trust notes, which are classified as available for sale corporate securities, are privately-placed structured notes maturing in 2008 having a variable crediting rate which is linked, on an amortizing basis over the term of the notes, to the actual investment performance of a special purpose entity which owns investments in a diversified portfolio of investment vehicles of independent investment managers. The Company's investment in Tersk LLC consisted of redeemable preferred securities of $72.6 million and common securities of $8.0 million at December 31, 1999.

The Company from time to time utilizes exchange-traded futures and option contracts to reduce the risk associated with changes in the value of its fixed maturity portfolio due to changes in the interest rate environment and to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases. Generally, market prices of fixed maturity securities decline in an environment of increasing interest rates in a manner similar to that of U.S. Treasury securities. Therefore, in order to reduce the extent of this interest rate risk, the Company enters into option contracts and short U.S. Treasury futures contracts, the value of which will rise in such an environment. Because these contracts reduce the Company's exposure to interest rate risk, they qualify as a hedge for accounting purposes. At December 31, 1999, the Company had realized gains of $13.3 million on closed positions and unrealized gains of $15.3 million on open positions related to these programs that have been deferred and recorded as adjustments to the amortized cost of the fixed maturity securities being hedged. If the hedged securities are sold or otherwise disposed of, the related realized gain or loss would be computed based upon the difference between the adjusted amortized cost of the security and the proceeds received. At December 31, 1999, the Company had outstanding short U.S. Treasury futures related to these programs with a notional value of $579.8 million. In addition, the Company at times enters into futures and option contracts and interest rate swap agreements in connection with its investment strategy that do not qualify for hedge accounting. Accordingly, these positions are carried at fair value with gains and losses included in income. During 1999, the Company recognized net investment income of $3.0 million and net realized losses of $14.0 million related to these instruments. At December 31, 1999, the Company had outstanding interest rate swap agreements with a notional value of $468.9 million and an average unexpired term ranging from 1 day to 11 months. The Company has reduced the interest-rate risk associated with certain of these swap agreements by entering into futures and option contracts. At December 31, 1999, the Company had outstanding long futures positions with a notional value of $186.6 million and a fair value of $180.4 million and short futures positions with a notional value of $44.3 million and a fair value of $41.1 million. Notional values are used to calculate contractual payments and are not representative of the potential gain or loss on a contract. Over-the-counter options and interest rate swaps subject the Company to credit risk to the extent that counterparties of the transactions fail to perform under the contracts. The Company manages this risk by only entering into these transactions with highly rated institutions. In addition, the agreements to which the Company is party typically contain collateral requirements and require periodic cash settlement for changes in market value.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE D - ACCIDENT AND HEALTH AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending accident and health and casualty future policy benefits and unpaid claims and claim expenses:

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                      1999           1998             1997
                                                                                      ----           ----             ----
                                                                                               (dollars in thousands)
Balance at beginning of year, net of reinsurance ............................      $ 595,811       $ 650,019       $ 630,485
Add:
   Provisions for claims and claim expenses incurred in the
      current year, net of reinsurance ......................................        210,158         176,154         140,393
   Decrease in estimated claims and claim expenses incurred
      in prior years, net of reinsurance ....................................         (5,783)         (6,658)         (9,102)
                                                                                   ---------       ---------       ---------
   Incurred claims and claim expenses during the current
      year, net of reinsurance ..............................................        204,375         169,496         131,291
                                                                                   ---------       ---------       ---------
Deduct claims and claim expenses paid, net of reinsurance, occurring during:
      Current year ..........................................................         46,017          35,669          24,454
      Prior year ............................................................         98,990         188,035          87,303
                                                                                   ---------       ---------       ---------
                                                                                     145,007         223,704         111,757
                                                                                   ---------       ---------       ---------
Balance at end of year, net of reinsurance ..................................        655,179         595,811         650,019
Reinsurance receivables at end of year.  ....................................        230,652         200,021          84,446
                                                                                   ---------       ---------       ---------
   Balance at end of year, gross of reinsurance .............................      $ 885,831       $ 795,832       $ 734,465
                                                                                   =========       =========       =========

NOTE E - CORPORATE DEBT

At December 31, 1999, the Company's outstanding borrowings under its $180 million revolving credit facility with a group of lenders (the "Credit Agreement") totaled $157.0 million. At December 31, 1998 the Company's outstanding borrowings under the Credit Agreement totaled $129.0 million. The borrowings under the Credit Agreement accrue interest at a floating rate which is indexed to various published interest indices, and a non-use fee is charged on any unused portion of the commitment. During 1999, the maximum amount of borrowings available under the Credit Agreement was reduced by $20 million and will continue to be reduced to the following amounts in October of each year:
2000 - $150.0 million, 2001 - $110.0 million and 2002 - $60.0 million. At the
Company's current level of borrowings, a principal repayment of $7.0 million will be required under the Credit Agreement in October 2000. The final maturity of the Credit Agreement is on April 1, 2003. The debt is secured by a security interest in all of the common stock of RSLIC-Texas, the issued and outstanding common stocks of substantially all of the Company's non-insurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of borrowing. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend limitations. As of December 31, 1999, the Company was in compliance in all material respects with the restrictions and covenants in the Credit Agreement.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE E - CORPORATE DEBT - (CONTINUED)

The Company's $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes") are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The Senior Notes are not redeemable prior to maturity or entitled to any sinking fund. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holders at 101% of the principal amount thereof, plus accrued and unpaid interest. The terms of the indenture pursuant to which the Senior Notes were issued contain certain covenants and restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 1999, the Company was in compliance in all material respects with the terms of the indenture.

In 1996, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"). The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 and are collateralized by all of the common stock of SNCC. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions which set forth, among others, minimum statutory surplus requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 1999, SIG was in compliance in all material respects with the terms of the note agreement.

In conjunction with the acquisition of Matrix, the Company issued $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). The Subordinated Notes are unsecured obligations of the Company, and payments of principal and interest on the notes are subordinated to all of the Company's senior debt obligations.

Interest paid by the Company on its corporate debt totaled $17.9 million, $17.0 million and $14.5 million during 1999, 1998 and 1997, respectively.


NOTE F - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company maintains an investment program in which securities were financed using advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). As of December 31, 1999 and 1998, advances from the FHLB, including accrued interest, totaled $75.5 million. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 7.8% at December 31, 1999 and 1998. The advances had a weighted average term of 4.5 years at December 31, 1999 and were collateralized by fixed maturity securities with a fair value of $95.4 million.

NOTE G - INCOME TAXES

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense as follows:

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                           1999       1998           1997
                                                                           ----       ----           ----
                                                                              (dollars in thousands)
   Federal income tax at statutory rate                                 $  35,386   $40,478    $    41,252
   Dividends received deduction and tax-exempt income  ...............     (7,185)   (6,264)        (3,026)
   Other  ............................................................      2,712     1,583              -
                                                                        ---------   -------    ------------
                                                                        $  30,913   $35,797    $    38,226
                                                                        =========   ========   ===========

All of the Company's current and deferred income tax expense is due to federal income taxes as opposed to state income taxes.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999


NOTE G - INCOME TAXES - (CONTINUED)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax (asset) liability are as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                            1999          1998
                                                                                            ----          ----
                                                                                          (dollars in thousands)

Cost of business acquired ...........................................................    $  34,802       $ 27,859
Investments .........................................................................           --          6,099
Future policy benefits and unpaid claims and claim expenses .........................       23,025         17,291
Other ...............................................................................        1,411            746
                                                                                         ---------       --------
    Gross deferred tax liabilities ..................................................       59,238         51,995
                                                                                         ---------       --------
Future policy benefits and unpaid claims and claim expenses .........................       (7,165)        (7,103)
Investments .........................................................................      (50,957)       (16,706)
Other liabilities ...................................................................      (13,115)       (15,650)
Cost of business acquired and other .................................................       (4,307)        (4,632)
                                                                                         ---------       --------
    Gross deferred tax assets .......................................................      (75,544)       (44,091)
                                                                                         ---------       --------
    Net deferred tax (asset) liability ..............................................    $ (16,306)      $  7,904
                                                                                         =========       ========
Deferred tax expense (benefit) ......................................................    $  21,431       $(17,436)
                                                                                         =========       ========


Current tax expense, current tax (recoverable) liability and income taxes paid are as follows:


                                                                    As of or for the Year Ended
                                                                         December 31,
                                                                         ------------
                                                               1999           1998           1997
                                                               ----           ----           ----
                                                                     (dollars in thousands)

Current tax expense ...................................      $  6,223       $ 49,974       $ 27,960
Current tax (recoverable) liability ...................       (28,179)          (140)         9,097
Income taxes paid (net of refunds of $0, $1,084 and $0,
    respectively) .....................................        29,549         68,535         18,856

NOTE H - PRESENT VALUE OF FUTURE PROFITS




A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                             Year Ended December 31,
                                             -----------------------
                                     1999            1998           1997
                                     ----            ----           ----
                                           (dollars in thousands)
Balance at beginning of year      $ 19,504        $21,612       $ 23,653
    Interest accrued .......           347            317            506
    Amortization ...........        (1,429)        (2,425)        (2,547)
                                    ------         ------         ------
Balance at end of year .....      $ 18,422       $ 19,504       $ 21,612
                                  ========       ========       ========


An estimate of the percentage of the December 31, 1999 PVFP balance to be amortized over each of the next five years is as follows: 2000 - 14%, 2001 - 14%, 2002 - 13%, 2003 - 13% and 2004 - 11%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.


                                                                                December 31,
                                                           ------------------------------------------------------------
                                                                    1999                          1998
                                                           ----------------------------      --------------------------
                                                               Carrying          Fair          Carrying        Fair
                                                                 Value           Value           Value         Value
                                                                            (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale .....     $  1,715,289      $1,715,289      $1,889,604      $1,889,604
   Cash and cash equivalents ..........................         357,692         357,692         298,843         298,843
   Other investments ..................................         442,829         442,829         171,269         171,269
   Assets held in separate account ....................          71,091          71,091          62,177          62,177

Liabilities:
   Policyholder account balances ......................         594,769         597,528         612,710         606,089
   Corporate debt .....................................         283,938         280,677         265,165         264,543
   Advances from Federal Home Loan Bank ...............          75,495          78,247          75,495          83,839
   Securities loaned or sold under agreements to
      repurchase ......................................          15,602          15,602         169,623         169,623
   Securities sold, not yet purchased .................         205,725         205,725          44,872          44,872
   Liabilities related to separate account ...........           61,583          61,583          54,136          54,136


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

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $57.8 million and $29.6 million at December 31, 1999 and 1998, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays a variable rate of interest on the debt which reflects changed market conditions since the time the terms were negotiated. The fair values of the Senior Notes, the SIG Senior Notes and the Subordinated Notes are based on the expected cash flows discounted to net present value. The fair values for advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date. The carrying value of the liability for securities loaned or sold under agreements to repurchase approximates fair value as the liability is very short-term in nature. The carrying value of securities sold, not yet purchased is equal to fair value.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

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


NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes per share. The Company's Board of Directors declared 2% stock dividends which were distributed to stockholders on June 10, 1997, May 4, 1998, December 15, 1998, June 8, 1999 and December 15, 1999, respectively. Under the Credit Agreement, cash dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 4% of the Company's Consolidated Equity (as defined in the Credit Agreement) as of the end of the preceding fiscal year, with unused amounts carrying over to subsequent fiscal years, except that in fiscal year 1999 dividends and repurchases were permitted in an aggregate amount equal to $56.1 million. The Credit Agreement also permits additional repurchases by the Company of its capital stock in an aggregate amount of up to $20.0 million over the term of the Credit Agreement. The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $215.5 million and $203.9 million at December 31, 1999 and 1998, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries, after interest expense of $0.9 million, $3.3 million and $4.9 million, respectively, on a surplus debenture payable to DFG, was $30.3 million, $18.7 million and $27.8 million in 1999, 1998 and 1997, respectively. The Company's casualty insurance subsidiary had statutory capital and surplus of $195.3 million and $207.2 million at December 31, 1999 and 1998, respectively, and statutory net income of $13.3 million, $48.1 million and $34.8 million in 1999, 1998 and 1997, respectively. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and are permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $49.5 million during 2000 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
2.1 million shares of its outstanding Class A Common Stock from time to time on the open market. During 1999, the Company purchased 1.1 million shares of its Class A Common Stock for a total cost of $39.1 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999


NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The following table provides a reconciliation of beginning and ending shares:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                              1999          1998          1997
                                                              ----          ----          ----
                                                                   (shares in thousands)
Class A Common Stock:
   Beginning balance .................................       14,956        12,884        11,813
      Issuance of stock, exercise of stock options and
           conversion of shares ......................          704         1,516           832
      Stock dividend .................................          625           556           239
                                                             ------        ------        ------
   Ending balance ....................................       16,285        14,956        12,884
                                                             ======        ======        ======
Class B Common Stock:
   Beginning balance .................................        5,433         6,157         6,259
      Conversion of shares ...........................         (459)         (950)         (226)
      Stock dividend .................................          206           226           124
                                                             ------        ------        ------
   Ending balance ....................................        5,180         5,433         6,157
                                                              =====         =====         =====
Class A Treasury Stock:
   Beginning balance .................................           --            --            --
      Acquisition of Treasury Stock ..................        1,082            --            --
      Stock dividend .................................           28            --            --
                                                             ------        ------        ------
   Ending balance ....................................        1,110            --            --
                                                              =====        ======        ======

NOTE L - COMMITMENTS AND CONTINGENCIES

In the course of their respective businesses, the Company's subsidiaries are defendants in litigation; in the case of its insurance subsidiaries, principally involving insurance policy claims and agent disputes and in the case of its integrated disability and absence management subsidiary, benefit claims-related litigation. In the opinion of management, the ultimate disposition of such pending litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


NOTE M - STOCK OPTIONS

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans because the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. If compensation expense for options granted had been recognized based on the provisions of SFAS No. 123, "Accounting for Stock- Based Compensation," the Company's net income would have been $46.1 million, $82.5 million and $71.6 million and earnings per share would have been $2.20, $3.91 and $3.53 ($2.10, $3.75 and $3.34, assuming dilution) in 1999, 1998 and 1997, respectively. The weighted average per share fair value used to calculate pro forma compensation expense for 1999, 1998 and 1997 was $16.17, $19.88 and $18.21, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.1% to 6.5%, volatility factors of the expected market price of the Company's common stock ranging from 25% to 37%, expected lives of the options ranging from five to ten years and dividend yields of 0%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE M - STOCK OPTIONS - (CONTINUED)

Under the terms of the Company's employee stock option plan and outside directors' stock option plan, a total of 2,318,570 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

The Company's long-term performance-based incentive plan for its chief executive officer (the "Performance Plan") provides for the award of up to 317,975 shares or options for shares of the Company's Class B Common Stock (79,494 restricted or deferred shares and options to purchase 238,481 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. For each of the years ended December 31, 1998 and 1997, 79,494 deferred shares and 238,481 options were awarded under the Performance Plan. The Company recognized $3.5 million, $4.0 million and $3.1 million of compensation expense in 1999, 1998 and 1997, respectively, related to the Performance Plan.

Option activity with respect to the above plans was as follows:

                                                                      Year Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                      1999                     1998                    1997
                                             -----------------------       ----------------------     ------------------------
                                               Number       Average        Number        Average      Number          Average
                                                 of         Exercise       of            Exercise     of              Exercise
                                               Options      Price          Options       Price        Options         Price
                                               -------      -----          -------       -----        -------         -----
Options outstanding, beginning of year       1,219,947       $33.34         813,348       $27.48       1,030,688       $12.15
   Options granted ...................         648,582        32.85         410,199        44.80         295,077        38.28
   Options forfeited .................         (27,791)       40.69            (417)       35.98              --           --
   Options exercised .................          (3,122)       12.64          (3,183)       12.64        (512,417)        2.86
                                             ---------                    ---------                    ---------
Options outstanding, end of year .....       1,837,616        33.09       1,219,947        33.34         813,348        27.48
                                             =========                    =========                   ==========

Exercisable options, end of year .....       1,303,158        32.47         680,281        28.21         382,993        22.77


Information about options outstanding at December 31, 1999 was as follows:

                                                                Outstanding                         Exercisable
                                                   -------------------------------------    ----------------------
                                                   Number         Average        Average         Number    Average
     Range of                                        of          Remaining      Exercise          of      Exercise
  Exercise Prices                                  Options         Life           Price         Options    Price
  ---------------                                  -------         ----           -----         -------    -----
$  0.00  - $  6.89.............................       13,250        2.4       $    6.89          13,250    $ 6.89
$ 12.64  - $ 13.59.............................      195,757        5.1           13.02         176,279     12.99
$ 21.70  - $ 32.32.............................      864,421        8.7           29.86         573,797     29.16
$ 35.10  - $ 48.60.............................      746,423        8.5           42.01         533,727     42.81
$ 56.36  - $ 56.36.............................       17,765        8.4           56.36           6,105     56.36
                                                   ---------        ---       ---------       ---------     -----
                                                   1,837,616        8.2       $   33.09       1,303,158    $32.47
                                                   =========        ===       =========       =========    ======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE M - STOCK OPTIONS - (CONTINUED)

During 1996, the Company assumed 6.0 million SIG Options. Upon the exercise of the SIG Options, the holder is entitled to receive (i) .1399 of a share of Class A Common Stock for each SIG Option; plus (ii) an additional number of shares of Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 1999, the weighted average contractual life of the outstanding SIG Options was 6.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                     Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                    1999                           1998                          1997
                                           -----------------------     ----------------------------     --------------------------
                                            Number      Equivalent       Number          Equivalent        Number      Equivalent
                                            of SIG       Class A         of SIG           Class A         of SIG        Class A
                                            Options       Shares         Options          Shares          Options        Shares
                                            -------       ------         -------          ------          -------        ------
SIG Options - beginning of period .....   3,536,241      648,978       4,167,878          804,984       4,740,744        1,020,856
   Options exercised ..................    (945,982)     213,485        (581,032)         113,626        (553,273)         111,340
   Options forfeited ..................          --           --         (50,605)              --         (19,593)              --
                                          ---------                    ---------                        ---------
SIG Options - end of year .............   2,590,259      571,483       3,536,241          648,978       4,167,878          804,984
                                          =========                    =========                        =========
Exercisable SIG Options - end of year .     595,584      131,402         501,839           92,098         307,124           59,318

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999


NOTE N - COMPUTATION OF RESULTS PER SHARE

                                                                                    Year Ended December 31,
                                                                       -------------------------------------------
                                                                           1999             1998           1997
                                                                       ----------      -----------      ----------
                                                                                  (dollars  in  thousands,
                                                                                  except  per  share data)
Numerator:
    Income from continuing operations excluding net
      realized investment (losses) gains ........................      $   80,850       $   68,564      $   65,513
    Realized investment (losses) gains, net of taxes ............         (16,718)           5,238           9,469
                                                                       ----------       ----------      ----------
        Income from continuing operations .......................          64,132           73,802          74,982
    Discontinued operations, net of income tax (benefit) expense:
      Income from operations ....................................              --           13,233              --
      Loss on disposal ..........................................         (13,847)              --              --
                                                                       ----------       ----------      ----------
        Net income ..............................................      $   50,285       $   87,035      $   74,982
                                                                       ==========       ==========      ==========

Denominator:
    Weighted average common shares outstanding ..................          20,979           21,095          20,275
    Effect of dilutive securities ...............................             695              825           1,092
                                                                       ----------       ----------      ----------
    Weighted average common shares outstanding, assuming dilution          21,674           21,920          21,367
                                                                       ==========       ==========      ==========

Basic results per share of common stock:
    Income from continuing operations excluding net
      realized investment (losses) gains ........................      $     3.85       $     3.25      $     3.23
    Realized investment (losses) gains, net of taxes ............           (0.79)            0.25            0.47
                                                                       ----------       ----------      ----------
        Income from continuing operations .......................            3.06             3.50            3.70
    Discontinued operations, net of income tax (benefit) expense:
      Income from operations ....................................              --             0.63              --
      Loss on disposal ..........................................           (0.66)              --              --
                                                                       ----------       ----------      ----------
        Net income ..............................................      $     2.40       $     4.13      $     3.70
                                                                       ==========       ==========      ==========

Diluted results per share of common stock:
    Income from continuing operations excluding net
      realized investment (losses) gains ........................      $     3.73       $     3.13      $     3.07
    Realized investment (losses) gains, net of taxes ............           (0.77)            0.24            0.44
                                                                       ----------       ----------      ----------
        Income from continuing operations .......................            2.96             3.37            3.51
    Discontinued operations, net of income tax (benefit) expense:
      Income from operations ....................................              --             0.60              --
      Loss on disposal ..........................................           (0.64)              --              --
                                                                       ----------       ----------      ----------
        Net income ..............................................      $     2.32       $     3.97      $     3.51
                                                                       ==========       ==========      ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999


NOTE O - REINSURANCE

The Company assumes and cedes reinsurance on both a coinsurance and a risk premium basis. The Company obtains reinsurance for amounts above certain retention limits which vary with age, plan of insurance and underwriting classification. Amounts of standard risks in excess of those limits are reinsured. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 1999, all of the Company's significant reinsurers were either rated "A-" (Excellent) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International, a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Re, a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. In May 1999, Oracle Re and the Company effected the partial recapture of approximately 35%, or $10 million, of the group long-term disability liabilities ceded to Oracle Re. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

A summary of reinsurance activity follows:


                                                       Year Ended December 31,
                                                  ----------------------------------
                                                    1999         1998         1997
                                                  -------      -------      --------
                                                        (dollars in thousands)
Premium income assumed .....................      $88,515      $95,853      $67,469
Premium income ceded .......................       88,792       71,411       67,059
Benefits, claims and interest credited ceded       95,522       78,413       68,442

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE P - SEGMENT INFORMATION

                                                             Group
                                                           Employee         Asset
                                                            Benefit      Accumulation
                                                           Products        Products         Other (1)         Total
                                                          -----------    -----------        ----------     ------------
                                                                           (dollars in thousands)
1999
Revenues excluding net realized investment losses.....    $   563,881    $    81,671        $    20,661     $   666,213
Operating income (loss) (2)...........................        118,245         33,190             (6,440)        144,995
Net investment income.................................         95,959         79,545              5,441         180,945
Amortization of cost of business acquired.............         23,889          3,578                  -          27,467
Segment assets........................................      1,941,660      1,337,326            116,702       3,395,688

1998
Revenues excluding net realized investment gains......        499,821         82,973             12,772     $   595,566
Operating income (loss) (2)...........................         97,987         33,090             (6,117)        124,960
Net investment income.................................         83,410         80,390              4,892         168,692
Amortization of cost of business acquired.............         23,412          2,346                  -          25,758
Segment assets........................................      1,793,756      1,337,792            155,509       3,287,057

1997
Revenues excluding net realized investment gains......        435,299         81,656              6,296         523,251
Operating income (loss) (2)...........................         94,044         24,720               (438)        118,326
Net investment income.................................         79,407         78,584              4,389         162,380
Amortization of cost of business acquired.............         22,546          5,337                  -          27,883
Segment assets........................................      1,692,697      1,437,835             73,181       3,203,713

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income (loss) from continuing operations excluding net realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

NOTE Q - DISCONTINUED OPERATIONS

Effective April 30, 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. Revenue associated with Unicover for the first four months of 1999 totaled $24.6 million, and no operating income was associated with Unicover for such period. In 1998, revenue associated with Unicover totaled $23.0 million, and income from Unicover's operations totaled $13.2 million, net of tax expense of $8.8 million.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                         Amount
                                                                                                        Shown in
                                                                     Amortized           Fair            Balance
Type of Investment                                                     Cost              Value            Sheet
------------------                                               ---------------   --------------   ---------------
Fixed maturity securities available for sale:

   U.S. Government backed mortgage-backed securities........      $      268,454    $     226,834    $      226,834
   Other mortgage-backed securities.........................             313,122          297,662           297,662
   U.S. Treasury and other U.S. Government
      guaranteed securities.................................             306,559          270,985           270,985
   Obligations of U.S. states, municipalities and
      political subdivisions................................             418,128          391,623           391,623
   Corporate securities.....................................             583,743          528,185           528,185
                                                                  --------------    -------------    --------------
      Total fixed maturity securities.......................           1,890,006        1,715,289         1,715,289

Equity securities (primarily common stock)..................              58,538           55,523            55,523
Cash and cash equivalents...................................             357,692          357,692           357,692
Other investments...........................................             362,339          387,306           387,306
                                                                  --------------     ------------    --------------
      Total investments.....................................      $    2,668,575    $   2,515,810    $    2,515,810
                                                                  ==============    =============    ==============

                                                                     SCHEDULE II

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                            1999           1998
                                                                                        -----------     -----------
Assets:
   Fixed maturity securities, available for sale..................................      $    55,605     $    22,000
   Cash and other invested assets (including cash and
      cash equivalents of $1,563 and $798, respectively)..........................           17,541          14,436
   Investment in subsidiaries.....................................................          699,432         719,158
   Surplus debenture due from subsidiary..........................................            6,990          18,250
   Amounts due from subsidiaries..................................................           94,521         137,478
   Other assets...................................................................           38,273          12,522
                                                                                        -----------     -----------
      Total assets................................................................      $   912,362     $   923,844
                                                                                        ===========     ===========

Liabilities:
   Corporate debt.................................................................      $   247,432     $   219,384
   Junior subordinated debentures payable to Delphi Funding, L.L.C. ..............          103,093         103,093
   Securities sold under agreements to repurchase.................................           14,913           4,952
   Other liabilities..............................................................           45,507          29,975
                                                                                        -----------     -----------
                                                                                            410,945         357,404
                                                                                        -----------     -----------
Shareholders' Equity:
   Class A Common Stock...........................................................              163             150
   Class B Common Stock...........................................................               52              54
   Additional paid-in capital.....................................................          364,390         329,023
   Net unrealized depreciation on investments, net of deferred taxes..............         (101,465)        (18,074)
   Retained earnings..............................................................          277,353         255,287
   Treasury stock.................................................................          (39,076)              -
                                                                                        -----------     -----------
                                                                                            501,417         566,440
                                                                                        -----------     -----------
      Total liabilities and shareholders' equity..................................      $   912,362     $   923,844
                                                                                        ===========     ===========


















                   See notes to condensed financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)



                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
Revenue:
   Equity in undistributed earnings of subsidiaries...................   $   111,873    $   108,054     $   129,287
   Interest from subsidiaries.........................................           869          3,322           4,853
   Dividends from subsidiaries........................................         9,388          9,388           4,322
   Other net investment income........................................         5,922         23,928             707
   Realized investment losses.........................................        (5,193)        (8,525)         (5,357)
                                                                         -----------    -----------     -----------
                                                                             122,859        136,167         133,812
                                                                         -----------    -----------     -----------
Expenses:
   Operating expenses.................................................         5,612          6,066           4,245
   Interest expense...................................................        25,461         23,761          18,866
                                                                         -----------    -----------     -----------
                                                                              31,073         29,827          23,111
                                                                         -----------    -----------     -----------

      Income from continuing operations before income tax expense.....        91,786        106,340         110,701

Income tax expense....................................................        27,654         32,538          35,719
                                                                         -----------    -----------     -----------
      Income from continuing operations...............................        64,132         73,802          74,982

Discontinued operations, net of income tax (benefit) expense:
   Income from operations.............................................             -         13,233               -
   Loss on disposal...................................................       (13,847)             -               -
                                                                         -----------    -----------     -----------

      Net income......................................................   $    50,285    $    87,035     $    74,982
                                                                         ===========    ===========     ===========





















                   See notes to condensed financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
Operating activities:
   Net income.....................................................       $    50,285    $    87,035     $    74,982
   Adjustments to reconcile net income to net cash provided
         (used) by operating activities:
      Equity in undistributed earnings of subsidiaries............           (77,188)       (74,916)        (86,189)
      Change in other assets and other liabilities................            (3,707)         3,953           4,683
      Change in current and deferred income taxes.................           (22,703)         3,638            (748)
      Amortization, principally of investments and debt
          issuance costs..........................................              (214)       (27,332)         (2,399)
      Net realized losses on investments..........................             5,193          8,525           5,357
      Discontinued operations.....................................            13,847        (13,233)              -
      Change in amounts due from/to subsidiaries..................            42,957        (71,686)        (54,934)
                                                                         -----------    -----------     -----------
         Net cash provided (used) by operating activities.........             8,470        (84,016)        (59,248)
                                                                         -----------    -----------     -----------

Investing activities:
   Purchases of investments and loans made........................          (254,076)      (225,980)       (187,411)
   Sales of investments and receipts from repayment of loans......           210,063        350,786         100,194
   Maturities of investments......................................            21,638          4,315           4,100
   Purchases of investments in subsidiaries.......................           (52,013)       (14,295)         (3,093)
   Disposition (acquisition) of discontinued operations...........            20,968        (21,581)              -
                                                                         -----------    ------------    -----------
      Net cash (used) provided by investing activities............           (53,420)        93,245         (86,210)
                                                                         ------------   -----------     -----------

Financing activities:
   Proceeds from issuance of common stock and exercise of
      stock options...............................................             2,177          1,572           9,045
   Borrowings under the Credit Agreement..........................           142,000        139,000          20,000
   Principal payments under the Credit Agreement..................          (114,000)       (58,000)        (72,000)
   Payments received on surplus debenture.........................            11,260         24,750          15,000
   Change in liability for securities sold under agreements to
      repurchase..................................................             9,961       (116,554)         71,336
   Acquisition of Treasury Stock..................................            (5,683)             -               -
   Net proceeds from issuance of Junior Debentures ...............                 -              -         101,843
                                                                         -----------    -----------     -----------
      Net cash provided (used) by financing activities............            45,715         (9,232)        145,224
                                                                         -----------    -----------     -----------

Increase (decrease) in cash and cash equivalents..................               765             (3)           (234)
Cash and cash equivalents at beginning of year....................               798            801           1,035
                                                                         -----------    -----------     -----------
      Cash and cash equivalents at end of year....................       $     1,563    $       798     $       801
                                                                         ===========    ===========     ===========






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

The Company received cash dividends from subsidiaries of $9.4 million, $9.4 million and $4.2 million in 1999, 1998 and 1997, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                             Future Policy
                                                             Benefits and
                                                 Cost of     Unpaid Claim                   Policyholder
                                                Business       and Claim       Unearned       Account
                                                Acquired        Expenses        Premiums      Balances
                                               -----------    -----------    -----------     -----------
1999
----
Group employee benefits products..........     $    86,406    $   975,805    $    24,186     $         -
Asset accumulation products...............          57,766         39,468              -         676,664
Other.....................................               -        125,414              -               -
                                               -----------    -----------    -----------     -----------
    Total.................................     $   144,172    $ 1,140,687    $    24,186     $   676,664
                                               ===========    ===========    ===========     ===========

1998
----
Group employee benefits products..........     $    74,867    $   877,065    $    20,265     $         -
Asset accumulation products...............          29,593         41,854              -         664,576
Other.....................................               -        127,469              -               -
                                               -----------    -----------    -----------     -----------
    Total.................................     $   104,460    $ 1,046,388    $    20,265     $   664,576
                                               ===========    ===========    ===========     ===========

1997
----
Group employee benefits products..........     $    66,170    $   799,167    $    17,206     $         -
Asset accumulation products...............          26,761         41,331              -         689,542
Other.....................................               -        126,932              -               -
                                               -----------    -----------    -----------     -----------
    Total.................................     $    92,931    $   967,430    $    17,206     $   689,542
                                               ===========    ===========    ===========     ===========


                                                                               Benefits,
                                                                              Claims and     Amortization
                                                 Premium          Net          Interest      of Cost of         Other
                                                 and Fee      Investment      Credited to     Business        Operating
                                                Income(1)       Income       Policyholders    Acquired        Expenses
                                               -----------    -----------    -----------     -----------    -----------
1999
Group employee benefits products..........     $   467,922    $    95,959    $   338,130     $    23,889    $    83,617
Asset accumulation products...............           2,126         79,545         38,955           3,578          5,948
Other.....................................          15,220          5,441          1,324               -         25,777
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   485,268    $   180,945    $   378,409     $    27,467    $   115,342
                                               ===========    ===========    ===========     ===========    ===========

1998
Group employee benefits products..........     $   416,411    $    83,410    $   298,141     $    23,412    $    80,281
Asset accumulation products...............           2,583         80,390         41,452           2,346          6,085
Other.....................................           7,880          4,892          3,404               -         15,485
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   426,874    $   168,692    $   342,997     $    25,758    $   101,851
                                               ===========    ===========    ===========     ===========    ===========

1997
Group employee benefits products..........     $   355,892    $    79,407    $   242,932     $    22,546    $    75,777
Asset accumulation products...............           3,072         78,584         45,564           5,337          6,035
Other.....................................           1,907          4,389          2,265               -          4,469
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   360,871    $   162,380    $   290,761     $    27,883    $    86,281
                                               ===========    ===========    ===========     ===========    ===========


(1) Net written premiums for casualty insurance products totaled $81.3 million, $80.8 million and $67.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                        Percentage
                                                         Ceded to         Assumed                        of Amount
                                          Gross            Other        from Other           Net          Assumed
                                         Amount          Companies       Companies         Amount         to Net
                                      -------------   -------------    -------------   -------------    ----------
Life insurance in force as of
    December 31, 1999...........      $  64,502,651   $   4,347,943    $   6,003,633   $  66,158,341            9 %
                                      =============   =============    =============   =============

Year ended December 31, 1999:
    Premium and fee income:
       Life insurance and annuity     $     169,507   $      19,537    $      38,481   $     188,451           20 %
       Accident and health insurance        223,486          42,684           23,511         204,313           12 %
       Casualty insurance ......             79,112          26,187           26,523          79,448           33 %
       Other....................             13,056               -                -          13,056
                                      -------------   -------------    -------------   -------------
Total premium and fee income....      $     485,161   $      88,408    $      88,515   $     485,268
                                      =============   =============    =============   =============


Life insurance in force as of
    December 31, 1998...........      $  59,012,936   $   5,231,738    $  14,571,867   $  68,353,065           21 %
                                      =============   =============    =============   =============

Year ended December 31, 1998:
    Premium and fee income:
       Life insurance and annuity     $     155,299   $      18,839    $      39,887   $     176,347           23 %
       Accident and health insurance        179,544          41,573           27,596         165,567           17 %
       Casualty insurance.......             61,747          10,999           28,370          79,118           36 %
       Other....................              5,842               -                -           5,842
                                      -------------   -------------    -------------   -------------
Total premium and fee income....      $     402,432   $      71,411    $      95,853   $     426,874
                                      =============   =============    =============   =============


Life insurance in force as of
    December 31, 1997...........      $  50,380,657   $   4,647,109    $  11,261,038   $  56,994,586           20 %
                                      =============   =============    =============   =============

Year ended December 31, 1997:
    Premium and fee income:
       Life insurance and annuity     $     139,311   $      21,709    $      33,862   $     151,464           22 %
       Accident and health insurance        154,439          35,318           25,787         144,908           18 %
       Casualty insurance.......             66,711          10,032            7,820          64,499           12 %
                                      -------------   -------------    -------------   -------------
Total premium and fee income....      $     360,461   $      67,059    $      67,469   $     360,871
                                      =============   =============    =============   =============


                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                           December 31,
                                                                                  ------------------------------
                                                                                     1999                1998
                                                                                  -----------        -----------
Deferred policy acquisition costs........................................         $     1,563        $     1,478

Reserves for unpaid claims and claim expenses............................             421,473            406,214

Discount, if any, deducted from above (1)................................             192,220            180,770

Unearned premiums........................................................              20,761             17,057

                                                                            Year Ended December 31,
                                                              --------------------------------------------------
                                                                 1999                1998                1997
                                                              -----------         -----------        -----------
Earned premiums........................................       $    79,448         $    79,118        $    64,499

Net investment income..................................            33,383              32,388             33,748

Claims and claim expenses incurred related to:

    Current year.......................................            47,774              50,462             32,894
    Prior years........................................               235                (559)            (3,404)

Amortization of deferred policy acquisition costs......             5,583               7,841              8,896

Paid claims and claim adjustment expenses..............            47,105             103,458             28,989

Net premiums written...................................            81,281              80,765             67,468

-----------------

(1) Based on interest rates ranging from 3.7% to 6.5%.