Form 10-Q
period 2000-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2000-05-15
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                             (302) 478-5142                           13-3427277
-------------------------------         -------------------------------         -------------------------------
(State or other jurisdiction of         (Registrant's telephone number,         (I.R.S. Employer Identification
incorporation or organization)               including area code)                           Number)



1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                 19899
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

                             Yes [X]              No [ ]



  As of April 30, 2000, the Registrant had 14,900,324 shares of Class A Common
        Stock and 5,180,072 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the Three
                   Months Ended March 31, 2000 and 1999............................     3

               Consolidated Balance Sheets at March 31, 2000 and
                   December 31, 1999...............................................     4

               Consolidated Statements of Shareholders' Equity for the
                   Three Months Ended March 31, 2000 and 1999......................     5

               Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2000 and 1999......................     6

               Notes to Consolidated Financial Statements..........................     7

               Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................     9


PART II.       OTHER INFORMATION...................................................    11

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                2000             1999
                                                                                ----             ----
Revenue:
  Premium and fee income .............................................       $ 112,759        $ 125,361
  Net investment income ..............................................          50,676           43,801
  Net realized investment losses .....................................          (1,547)          (1,117)
                                                                             ---------        ---------
                                                                               161,888          168,045
                                                                             ---------        ---------
Benefits and expenses:
  Benefits, claims and interest credited to policyholders ............          85,771           96,903
  Commissions ........................................................           9,271            9,200
  Amortization of cost of business acquired ..........................           6,172            6,576
  Other operating expenses ...........................................          22,003           20,339
                                                                             ---------        ---------
                                                                               123,217          133,018
                                                                             ---------        ---------

      Operating income ...............................................          38,671           35,027

Interest expense .....................................................           5,359            4,483
                                                                             ---------        ---------

      Income from continuing operations before income tax expense and
         dividends on Capital Securities of Delphi Funding L.L.C. ....          33,312           30,544

Income tax expense ...................................................          10,505            9,502
                                                                             ---------        ---------

      Income from continuing operations before dividends on
         Capital Securities of Delphi Funding L.L.C. .................          22,807           21,042

Dividends on Capital Securities of Delphi Funding L.L.C. .............           1,513            1,513
                                                                             ---------        ---------

      Income from continuing operations ..............................          21,294           19,529

Loss on disposal of discontinued operations, net of income tax benefit              --          (13,847)
                                                                             ---------        ---------

      Net income .....................................................       $  21,294        $   5,682
                                                                             =========        =========

Basic results per share of common stock:
  Income from continuing operations excluding net realized
      investment losses ..............................................       $    1.09        $    0.95
  Income from continuing operations ..................................            1.04             0.92
  Net income .........................................................            1.04             0.27

Diluted results per share of common stock:
  Income from continuing operations excluding net realized
      investment losses ..............................................       $    1.06        $    0.92
  Income from continuing operations ..................................            1.01             0.89
  Net income .........................................................            1.01             0.26




                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      March 31,        December 31,
                                                                                        2000               1999
                                                                                        ----               ----
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................       $ 2,133,453        $ 1,715,289
      Cash and cash equivalents ..............................................            42,070            357,692
      Other investments ......................................................           532,977            442,829
                                                                                     -----------        -----------
                                                                                       2,708,500          2,515,810
   Cost of business acquired .................................................           151,844            144,172
   Reinsurance receivables ...................................................           400,803            386,229
   Other assets ..............................................................           286,522            278,386
   Assets held in separate account ...........................................            67,786             71,091
                                                                                     -----------        -----------
      Total assets ...........................................................       $ 3,615,455        $ 3,395,688
                                                                                     ===========        ===========

Liabilities and Shareholders' Equity:
   Future policy benefits ....................................................       $   540,555        $   528,247
   Unpaid claims and claim expenses ..........................................           623,432            612,440
   Policyholder account balances .............................................           695,018            676,664
   Corporate debt ............................................................           285,886            283,938
   Advances from Federal Home Loan Bank ......................................            75,493             75,495
   Other liabilities and policyholder funds ..................................           740,472            555,904
   Liabilities related to separate account ...................................            57,725             61,583
                                                                                     -----------        -----------
      Total liabilities ......................................................         3,018,581          2,794,271
                                                                                     -----------        -----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ..............................................           100,000            100,000
                                                                                     -----------        -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................                --                 --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         16,335,714 and 16,285,161 shares issued and outstanding, respectively               163                163
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,180,072 shares issued and outstanding .............................                52                 52
      Additional paid-in capital .............................................           365,024            364,390
      Net unrealized depreciation on investments .............................          (117,923)          (101,465)
      Retained earnings ......................................................           298,647            277,353
      Treasury stock, at cost; 1,427,890 and 1,110,290 shares of Class A
         Common Stock, respectively ..........................................           (49,089)           (39,076)
                                                                                     -----------        -----------
         Total shareholders' equity ..........................................           496,874            501,417
                                                                                     -----------        -----------
             Total liabilities and shareholders' equity ......................       $ 3,615,455        $ 3,395,688
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        Unrealized
                                         Class A          Class B        Additional    Depreciation
                                          Common          Common          Paid-in           on
                                          Stock            Stock          Capital       Investments
                                          -----            -----          -------       -----------
Balance, January 1, 1999 ........       $     150        $      54       $ 329,023       $ (18,074)


Net income ......................              --               --              --              --
Increase in net unrealized
   depreciation on investments ..              --               --              --         (27,336)

Comprehensive loss ..............

Issuance of stock and exercise of
   stock options ................              --               --           4,686              --
Acquisition of Treasury Stock ...              --               --              --              --
                                        ---------        ---------       ---------       ---------

Balance, March 31, 1999 .........       $     150        $      54       $ 333,709       $ (45,410)
                                        =========        =========       =========       =========



Balance, January 1, 2000 ........       $     163        $      52       $ 364,390       $(101,465)

Net income ......................              --               --              --              --
Increase in net unrealized
   depreciation on investments ..              --               --              --         (16,458)

Comprehensive income ............

Issuance of stock and exercise of
   stock options ................              --               --             634              --
Acquisition of Treasury Stock ...              --               --              --              --
                                        ---------        ---------       ---------       ---------

Balance, March 31, 2000 .........       $     163        $      52       $ 365,024       $(117,923)
                                        =========        =========       =========       =========



                                        Retained         Treasury
                                         Earnings          Stock           Total
                                         --------          -----           -----
Balance, January 1, 1999 ........       $ 255,287       $      --        $ 566,440
                                                                         ---------

Net income ......................           5,682              --            5,682
Increase in net unrealized
   depreciation on investments ..              --              --          (27,336)
                                                                         ---------
Comprehensive loss ..............                                          (21,654)

Issuance of stock and exercise of
   stock options ................              --              --            4,686
Acquisition of Treasury Stock ...              --         (25,548)         (25,548)
                                        ---------       ---------        ---------

Balance, March 31, 1999 .........       $ 260,969       $ (25,548)       $ 523,924
                                        =========       =========        =========



Balance, January 1, 2000 ........       $ 277,353       $ (39,076)       $ 501,417
                                                                         ---------

Net income ......................          21,294              --           21,294
Increase in net unrealized
   depreciation on investments ..              --              --          (16,458)
                                                                         ---------
Comprehensive income ............                                            4,836

Issuance of stock and exercise of
   stock options ................              --              --              634
Acquisition of Treasury Stock ...              --         (10,013)         (10,013)
                                        ---------       ---------        ---------

Balance, March 31, 2000 .........       $ 298,647       $ (49,089)       $ 496,874
                                        =========       =========        =========




                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                               2000              1999
                                                                                               ----              ----
Operating activities:
   Net income .......................................................................       $  21,294        $   5,682
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Change in policy liabilities, reinsurance receivables and policyholder accounts          20,010           40,371
      Amortization, principally the cost of business acquired and investments .......          (1,031)          (1,889)
      Deferred costs of business acquired ...........................................         (12,737)         (11,144)
      Net realized losses on investments ............................................           1,547            1,117
      Net change in trading account securities ......................................             798           (6,226)
      Net change in federal income tax liability ....................................          17,547           25,426
      Net change in reinsurance payables ............................................         (60,151)          11,971
      Discontinued operations .......................................................              --           13,847
      Other .........................................................................          (9,674)         (16,811)
                                                                                            ---------        ---------
        Net cash (used) provided by operating activities ............................         (22,397)          62,344
                                                                                            ---------        ---------

Investing activities:
   Securities available for sale:
      Purchases of investments and loans made .......................................        (613,441)        (789,504)
      Sales of investments and receipts from repayment of loans .....................         117,564          718,722
      Maturities of investments .....................................................           3,414           20,625
   Discontinued operations ..........................................................              --           15,529
   Change in deposit in separate account ............................................            (553)            (301)
                                                                                            ---------        ---------
        Net cash used by investing activities .......................................        (493,016)         (34,929)
                                                                                            ---------        ---------

Financing activities:
   Deposits to policyholder accounts ................................................          33,415           15,079
   Withdrawals from policyholder accounts ...........................................         (21,683)         (16,791)
   Proceeds from issuance of common stock and exercise of stock options .............             634              685
   Borrowings under the Credit Agreement ............................................          10,000           60,000
   Principal payments under the Credit Agreement ....................................          (8,000)         (99,000)
   Change in liability for securities loaned or sold under agreements to repurchase .         195,438          (64,244)
   Acquisition of Treasury Stock ....................................................         (10,013)         (25,548)
                                                                                            ---------        ---------
        Net cash provided (used) by financing activities ............................         199,791         (129,819)
                                                                                            ---------        ---------

Decrease in cash and cash equivalents ...............................................        (315,622)        (102,404)
Cash and cash equivalents at beginning of period ....................................         357,692          298,843
                                                                                            ---------        ---------
        Cash and cash equivalents at end of period ..................................       $  42,070        $ 196,439
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1999. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.


NOTE B - INVESTMENTS

At March 31, 2000, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,133.5 million and an amortized cost of $2,333.9 million. At December 31, 1999, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,715.3 million and an amortized cost of $1,890.0 million.


NOTE C - SEGMENT INFORMATION


                                                             Three Months Ended
                                                                  March 31,
                                                            2000             1999
                                                            ----             ----
Revenues excluding net realized investment losses:
   Group employee benefit products ...............       $ 136,820        $ 144,783
   Asset accumulation products ...................          21,143           19,355
   Other (1) .....................................           5,472            5,024
                                                         ---------        ---------
                                                         $ 163,435        $ 169,162
                                                         =========        =========
Operating income (2):
   Group employee benefit products ...............       $  33,667        $  30,160
   Asset accumulation products ...................           8,472            7,740
   Other (1) .....................................          (1,921)          (1,756)
                                                         ---------        ---------
                                                         $  40,218        $  36,144
                                                         =========        =========


(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services, other insurance products and certain corporate activities.

(2) Income from continuing operations excluding net realized investment losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect 2% stock dividends distributed to stockholders on June 8, 1999 and December 15, 1999. The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   2000              1999
                                                                                   ----              ----
Numerator:
   Income from continuing operations excluding net
     realized investment losses .........................................       $   22,300        $   20,255
   Realized investment losses, net of income tax benefit ................           (1,006)             (726)
                                                                                ----------        ----------
       Income from continuing operations ................................           21,294            19,529
   Loss on disposal of discontinued operations, net of income tax benefit               --           (13,847)
                                                                                ----------        ----------
       Net income .......................................................       $   21,294        $    5,682
                                                                                ==========        ==========

Denominator:
   Weighted average common shares outstanding ...........................           20,387            21,274
     Effect of dilutive securities ......................................              609               754
                                                                                ----------        ----------
   Weighted average common shares outstanding, assuming dilution ........           20,996            22,028
                                                                                ==========        ==========

Basic results per share of common stock:
   Income from continuing operations excluding net
      realized investment losses ........................................       $     1.09        $     0.95
   Realized investment losses, net of income tax benefit ................            (0.05)            (0.03)
                                                                                ----------        ----------
         Income from continuing operations ..............................             1.04              0.92
   Loss on disposal of discontinued operations, net of income
      tax benefit .......................................................               --             (0.65)
                                                                                ----------        ----------
         Net income .....................................................       $     1.04        $     0.27
                                                                                ==========        ==========

Diluted results per share of common stock:
   Income from continuing operations excluding net
      realized investment losses ........................................       $     1.06        $     0.92
   Realized investment losses, net of income tax benefit ................            (0.05)            (0.03)
                                                                                ----------        ----------
         Income from continuing operations ..............................             1.01              0.89
   Loss on disposal of discontinued operations, net of income
      tax benefit .......................................................               --             (0.63)
                                                                                ----------        ----------
         Net income .....................................................       $     1.01        $     0.26
                                                                                ==========        ==========

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.


RESULTS OF OPERATIONS

Premium and Fee Income. Premium and fee income for the first quarter of 2000 was $112.8 million as compared to $125.4 million for the first quarter of 1999. This decrease reflects the termination of the Company's participation in a federal employee group life reinsurance pool in the fourth quarter of 1999 and a lower level of premium from loss portfolio transfers, which are episodic in nature. Excluding the effects of this reinsurance pool and loss portfolio transfers, group employee benefit premiums increased $8.3 million, or 9%, as compared to the first quarter of 1999. This increase reflects growth in most products, strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's asset accumulation products, including the Company's MVA annuity product, increased 127% to $33.1 million for the first quarter of 2000 from $14.6 million for the first quarter of 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 2000 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products and a more favorable environment for fixed annuity sales due to increases in interest rates during 1999 and 2000.

Net Investment Income. Net investment income for the first quarter of 2000 was $50.7 million as compared to $43.8 million for the first quarter of 1999, an increase of 16%. This increase primarily reflects an increase in the weighted average annualized yield on invested assets and an increase in average invested assets in 2000. The weighted average annualized yield on invested assets was 7.8% on average invested assets of $2,586.8 million(1) for the first quarter of 2000 and 7.2% on average invested assets of $2,417.9 million(1) for the comparable period of 1999.

Benefits and Expenses. Policyholder benefits and expenses were $123.2 million for the first quarter of 2000 as compared to $133.0 million for the first quarter of 1999. This decrease primarily reflects the lower level of premiums discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.1% in the first quarter of 2000 as compared to 94.4% in the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $299.3 million of financial resources available at the holding company level at March 31, 2000, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.




(1) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning and end of each period by two and deducting one-half of net investment income.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings available under the Credit Agreement. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $49.5 million during 2000, of which $10.8 million has been paid during the first quarter of 2000. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. As of March 31, 2000, the Company had $21.0 million of borrowings available to it under the Credit Agreement.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreement, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. At the Company's current level of borrowings, a principal repayment of $9.0 million will be required under the Credit Agreement in October 2000. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2000, and the Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. In addition, the Company utilizes reverse repurchase agreements, futures and options contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the transaction or the collateral maintained changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

Operating activities increased cash and cash equivalents by $35.7 million in the first quarter of 2000, excluding $58.1 million of funds related to a rescinded reinsurance transaction that were returned to the ceding company during the quarter. Operating cash flow in the first quarter of 1999 included cash inflows related to this reinsurance transaction of $17.4 million. During the first quarter of 2000, proceeds from securities sold under reverse repurchase agreements and available cash were used to fund investment purchases. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 1999.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, legislative and regulatory developments and market pricing and competitive trends relating to insurance products and services, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience and other factors affecting the profitability of its insurance products, the performance of its investment portfolio, the emergence of Year 2000 problems not currently apparent, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company or its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         11   -   Computation of Results per Share of Common Stock
                  (incorporated by reference to Note D to the Consolidated
                  Financial Statements included elsewhere herein)

         27   -   Financial Data Schedule

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on January 24, 2000 announcing that, in connection with a settlement pursuant to which the Company obtained certain legal releases relating to Unicover Managers, Inc., the Company rescinded a quota share reinsurance contract and, accordingly, restated its financial results for the first three quarters of 1999 to exclude the effects of this contract.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DELPHI FINANCIAL GROUP, INC. (Registrant)



                                  /s/      ROBERT ROSENKRANZ
                                           -----------------
                                  Robert Rosenkranz
                                  Chairman of the Board, President and Chief
                                     Executive Officer
                                  (Principal Executive Officer)



                                  /s/      LAWRENCE E. DAURELLE
                                           --------------------
                                  Lawrence E. Daurelle
                                  Vice President and Treasurer
                                  (Principal Accounting and Financial Officer)

Date:  May 11, 2000