Form 10-Q
period 2000-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2000-08-11
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                             (302) 478-5142                             13-3427277
-------------------------------         -------------------------------         -------------------------------
(State or other jurisdiction of         (Registrant's telephone number,         (I.R.S. Employer Identification
 incorporation or organization)             including area code)                            Number)



   1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                  19899
   -------------------------------------------------------------------------                ---------
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

                       Yes __X__          No_____


   As of July 31, 2000, the Registrant had 14,951,534 shares of Class A Common
         Stock and 5,164,072 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION



                                                                                     Page
                                                                                     ----
PART I.     FINANCIAL INFORMATION

            Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 2000 and 1999 ..........................         3

            Consolidated Balance Sheets at June 30, 2000 and
                December 31, 1999 ............................................         4

            Consolidated Statements of Shareholders' Equity for the
                Six Months Ended June 30, 2000 and 1999 ......................         5

            Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999 ......................         6

            Notes to Consolidated Financial Statements .......................         7

            Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................         9

PART II     OTHER INFORMATION ................................................        12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                         June 30,
                                                                   -------------------------       -------------------------
                                                                     2000            1999             2000            1999
                                                                   ---------       ---------       ---------       ---------
Revenue:
   Premium and fee income ...................................      $ 112,123       $ 113,628       $ 224,882       $ 238,989
   Net investment income ....................................         46,536          44,353          97,212          88,154
   Net realized investment losses ...........................             (5)         (8,380)         (1,552)         (9,497)
                                                                   ---------       ---------       ---------       ---------
                                                                     158,654         149,601         320,542         317,646
                                                                   ---------       ---------       ---------       ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ..         81,904          88,699         167,675         185,602
   Commissions ..............................................          9,967           8,361          19,238          17,561
   Amortization of cost of business acquired ................          7,308           6,888          13,480          13,464
   Other operating expenses .................................         18,886          18,271          40,889          38,610
                                                                   ---------       ---------       ---------       ---------
                                                                     118,065         122,219         241,282         255,237
                                                                   ---------       ---------       ---------       ---------

      Operating income ......................................         40,589          27,382          79,260          62,409

Interest expense ............................................          5,380           4,340          10,739           8,823
                                                                   ---------       ---------       ---------       ---------

      Income from continuing operations before income
           tax expense and dividends on Capital Securities
           of Delphi Funding L.L.C ..........................         35,209          23,042          68,521          53,586

Income tax expense ..........................................         10,788           6,918          21,293          16,420
                                                                   ---------       ---------       ---------       ---------

      Income from continuing operations before dividends
           on Capital Securities of Delphi Funding L.L.C. ...         24,421          16,124          47,228          37,166

Dividends on Capital Securities of Delphi Funding L.L.C .....          1,513           1,513           3,026           3,026
                                                                   ---------       ---------       ---------       ---------

      Income from continuing operations .....................         22,908          14,611          44,202          34,140

Loss on disposal of discontinued operations, net
   of income tax benefit ....................................             --              --              --         (13,847)
                                                                   ---------       ---------       ---------       ---------

      Net income ............................................      $  22,908       $  14,611       $  44,202       $  20,293
                                                                   =========       =========       =========       =========


Basic results per share of common stock:
   Income from continuing operations excluding net
       realized investment losses ...........................      $    1.13       $    0.96       $    2.22       $    1.91
   Income from continuing operations ........................           1.13            0.70            2.17            1.62
   Net income ...............................................           1.13            0.70            2.17            0.96

Diluted results per share of common stock:
   Income from continuing operations excluding net
       realized investment losses ...........................      $    1.09       $    0.93       $    2.15       $    1.85
   Income from continuing operations ........................           1.09            0.68            2.11            1.56
   Net income ...............................................           1.09            0.68            2.11            0.93

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                    -------------     --------------
Assets:
   Investments:
      Fixed maturity securities, available for sale .............................   $   2,081,797      $   1,715,289
      Cash and cash equivalents..................................................          42,590            357,692
      Other investments..........................................................         513,728            442,829
                                                                                    -------------      -------------
                                                                                        2,638,115          2,515,810
   Cost of business acquired.....................................................         156,397            144,172
   Reinsurance receivables.......................................................         421,710            386,229
   Other assets..................................................................         299,896            278,386
   Assets held in separate account...............................................          67,429             71,091
                                                                                    -------------      -------------
      Total assets...............................................................   $   3,583,547      $   3,395,688
                                                                                    =============      =============


Liabilities and Shareholders' Equity:
   Future policy benefits........................................................   $     535,951      $     528,247
   Unpaid claims and claim expenses..............................................         629,082            612,440
   Policyholder account balances.................................................         721,260            676,664
   Corporate debt................................................................         274,841            283,938
   Advances from Federal Home Loan Bank..........................................         137,251             75,495
   Other liabilities and policyholder funds......................................         633,833            555,904
   Liabilities related to separate account.......................................          57,446             61,583
                                                                                    -------------      -------------
      Total liabilities..........................................................       2,989,664          2,794,271
                                                                                    -------------      -------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company..................................................         100,000            100,000
                                                                                    -------------      -------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized....................               -                  -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         16,339,885 and 16,285,161 shares issued and outstanding, respectively...             163                163
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,180,072 shares issued and outstanding.................................              52                 52
      Additional paid-in capital.................................................         365,094            364,390
      Net unrealized depreciation on investments.................................        (143,686)          (101,465)
      Retained earnings..........................................................         321,555            277,353
      Treasury stock, at cost; 1,435,390 and 1,110,290 shares of Class A
         Common Stock, respectively..............................................         (49,295)           (39,076)
                                                                                    -------------      -------------
         Total shareholders' equity..............................................         493,883            501,417
                                                                                    -------------      -------------
             Total liabilities and shareholders' equity..........................   $   3,583,547      $   3,395,688
                                                                                    =============      =============


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            Net
                                                                                         Unrealized
                                             Class A        Class B       Additional    Depreciation
                                              Common         Common         Paid-in          on
                                               Stock          Stock         Capital      Investments
                                               -----          -----         -------      -----------
Balance, January 1, 1999 ................    $     150      $      54      $ 329,023     $ (18,074)

Net income ..............................           --             --             --            --
Increase in net unrealized
   depreciation on investments ..........           --             --             --       (69,095)

Comprehensive loss ......................

Issuance of stock, exercise of stock
   options and share conversions ........            3             (2)         6,116            --
Stock dividend ..........................            3              1         15,048            --
Acquisition of Treasury Stock ...........           --             --             --            --
                                             ---------      ---------      ---------     ---------

Balance, June 30, 1999 ..................    $     156      $      53      $ 350,187     $ (87,169)
                                             =========      =========      =========     =========


Balance, January 1, 2000 ................    $     163      $      52      $ 364,390     $(101,465)


Net income ..............................           --             --             --            --
Increase in net unrealized
   depreciation on investments ..........           --             --             --       (42,221)

Comprehensive income ....................

Issuance of stock, exercise of stock
   options and share conversions ........           --             --            704            --
Acquisition of Treasury Stock ...........           --             --             --            --
                                             ---------      ---------      ---------     ---------

Balance, June 30, 2000 ..................    $     163      $      52      $ 365,094     $(143,686)
                                             =========      =========      =========     =========

                                                Retained       Treasury
                                                Earnings        Stock          Total
                                                --------        -----          -----
Balance, January 1, 1999 ................      $ 255,287      $      --      $ 566,440
                                                                             ---------

Net income ..............................         20,293             --         20,293
Increase in net unrealized
   depreciation on investments ..........             --             --        (69,095)
                                                                             ---------
Comprehensive loss ......................                                      (48,802)

Issuance of stock, exercise of stock
   options and share conversions ........             --             --          6,117
Stock dividend ..........................        (15,055)            --             (3)
Acquisition of Treasury Stock ...........             --        (27,693)       (27,693)
                                               ---------      ---------      ---------

Balance, June 30, 1999 ..................      $ 260,525      $ (27,693)     $ 496,059
                                               =========      =========      =========


Balance, January 1, 2000 ................      $ 277,353      $ (39,076)     $ 501,417
                                                                             ---------

Net income ..............................         44,202             --         44,202
Increase in net unrealized
   depreciation on investments ..........             --             --        (42,221)

                                                                             ---------
Comprehensive income ....................                                        1,981

Issuance of stock, exercise of stock
   options and share conversions ........             --             --            704
Acquisition of Treasury Stock ...........             --        (10,219)       (10,219)
                                               ---------      ---------      ---------

Balance, June 30, 2000 ..................      $ 321,555      $ (49,295)     $ 493,883
                                               =========      =========      =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        -----------     -----------
Operating activities:
   Net income........................................................................   $    44,202     $    20,293
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Change in policy liabilities and policyholder accounts.........................        36,234          80,728
      Net change in reinsurance receivables and payables.............................       (94,445)          6,868
      Amortization, principally the cost of business acquired and investments........        (1,605)         (4,140)
      Deferred costs of business acquired............................................       (23,998)        (21,973)
      Net realized losses on investments.............................................         1,552           9,497
      Net change in trading account securities.......................................        (4,352)         (5,491)
      Net change in federal income tax liability.....................................        20,429          15,952
      Discontinued operations........................................................             -          13,847
      Other..........................................................................       (22,846)        (28,723)
                                                                                        -----------     -----------
        Net cash (used) provided by operating activities.............................       (44,829)         86,858
                                                                                        -----------     -----------

Investing activities:
   Purchases of investments and loans made...........................................      (749,206)     (1,335,574)
   Sales of investments and receipts from repayment of loans.........................       266,421       1,103,507
   Maturities of investments.........................................................        13,420          72,450
   Sale of real estate...............................................................        16,656               -
   Business acquisitions, net of cash acquired.......................................             -          (8,993)
   Change in deposit in separate account.............................................          (475)         (1,062)
                                                                                        -----------     -----------
        Net cash used by investing activities........................................      (453,184)       (169,672)
                                                                                        -----------     -----------

Financing activities:
   Deposits to policyholder accounts.................................................        79,565          34,778
   Withdrawals from policyholder accounts............................................       (43,117)        (32,715)
   Proceeds from issuance of common stock and exercise of stock options .............           704           1,132
   Acquisition of Treasury Stock.....................................................       (10,219)        (27,693)
   Borrowings under the Credit Agreements............................................        19,000          95,000
   Principal payments under the Credit Agreements....................................       (19,000)       (109,000)
   Principal payment under SIG Senior Notes..........................................        (9,000)         (9,000)
   Advances from Federal Home Loan Bank..............................................        61,500               -
   Change in liability for securities loaned or sold under agreements to repurchase..       103,478         (34,522)
                                                                                        -----------     -----------
        Net cash provided (used) by financing activities.............................       182,911         (82,020)
                                                                                        -----------     -----------

Decrease in cash and cash equivalents................................................      (315,102)       (164,834)
Cash and cash equivalents at beginning of period.....................................       357,692         298,843
                                                                                        -----------     -----------
      Cash and cash equivalents at end of period.....................................   $    42,590     $   134,009
                                                                                        ===========     ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.


NOTE B - INVESTMENTS

At June 30, 2000, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,081.8 million and an amortized cost of $2,325.3 million. At December 31, 1999, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,715.3 million and an amortized cost of $1,890.0 million.


NOTE C - SEGMENT INFORMATION

                                                                     Three Months Ended          Six Months Ended
                                                                         June 30,                     June 30,
                                                                     2000          1999          2000         1999
                                                                  ----------    ----------    ---------    ----------
Revenues excluding net realized investment losses:
   Group employee benefit products.............................   $  132,470    $  131,616    $ 269,290    $  276,399
   Asset accumulation products.................................       20,741        21,068       41,884        40,423
   Other (1)...................................................        5,448         5,297       10,920        10,321
                                                                  ----------    ----------    ---------    ----------
                                                                  $  158,659    $  157,981    $ 322,094    $  327,143
                                                                  ==========    ==========    =========    ==========

Operating income (2):
   Group employee benefit products.............................   $   33,766    $   28,704    $  67,433    $   58,864
   Asset accumulation products.................................        6,852         8,419       15,324        16,159
   Other (1)...................................................          (24)       (1,361)      (1,945)       (3,117)
                                                                  ----------    ----------    ----------   ----------
                                                                  $   40,594    $   35,762    $   80,812   $   71,906
                                                                  ==========    ==========    ==========   ==========


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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 2% stock dividend distributed to stockholders on December 15, 1999. The following table sets forth the calculation of basic and diluted results per share:

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                  ----------------------     ----------------------
                                                                     2000         1999         2000         1999
                                                                  ---------     --------     --------     ---------
                                                                    (dollars in thousands, except per share data)
Numerator:
   Income from continuing operations excluding net
     realized investment losses...............................    $  22,911     $ 20,058     $ 45,211     $  40,313
   Realized investment losses, net of income tax benefit......           (3)      (5,447)      (1,009)       (6,173)
                                                                  ---------     --------     --------     ---------
       Income from continuing operations......................       22,908       14,611       44,202        34,140
   Loss on disposal of discontinued operations, net
     of income tax benefit....................................            -            -            -       (13,847)
                                                                  ---------     --------     --------     ---------
       Net income.............................................    $  22,908     $ 14,611     $ 44,202     $  20,293
                                                                  =========     ========     ========     =========

Denominator:
   Weighted average common shares outstanding.................       20,323       20,904       20,355        21,090
     Effect of dilutive securities............................          645          704          627           728
                                                                  ---------     --------     --------     ---------
   Weighted average common shares outstanding,
     assuming dilution........................................       20,968       21,608       20,982        21,818
                                                                  =========     ========     ========     =========

Basic results per share of common stock:
Income from continuing operations excluding net
      realized investment losses..............................    $    1.13     $   0.96     $   2.22     $    1.91
      Realized investment losses, net of income tax benefit...            -        (0.26)       (0.05)        (0.29)
                                                                  ---------     --------     --------     ---------
         Income from continuing operations....................         1.13         0.70         2.17          1.62
Loss on disposal of discontinued operations, net
      of income tax benefit...................................            -            -            -         (0.66)
                                                                  ---------     --------     --------     ---------
         Net income...........................................    $    1.13     $   0.70     $   2.17     $    0.96
                                                                  =========     ========     ========     =========

Diluted results per share of common stock:
Income from continuing operations excluding net
      realized investment losses..............................    $    1.09     $   0.93     $   2.15     $    1.85
Realized investment losses, net of income tax benefit.........            -        (0.25)       (0.04)        (0.29)
                                                                  ---------     --------     --------     ---------
         Income from continuing operations....................         1.09         0.68         2.11          1.56
Loss on disposal of discontinued operations, net
      of income tax benefit...................................            -            -            -         (0.63)
                                                                  ---------     --------     --------     ---------
         Net income...........................................    $    1.09     $   0.68     $   2.11     $    0.93
                                                                  =========     ========     ========     =========

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to
Six Months Ended June 30, 1999

Premium and Fee Income. Premium and fee income was $224.9 million for the first half of 2000 as compared to $239.0 million for the first half of 1999. This decrease reflects the termination of the Company's participation in the reinsurance pools in which it had historically participated and a lower level of premium from loss portfolio transfers, which are episodic in nature. Excluding reinsurance pools and loss portfolio transfers, group employee benefit premiums increased $14.9 million, or 8%, as compared to the first half of 1999. This increase reflects growth in most products, strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's asset accumulation products, including the Company's MVA annuity product, increased 135% to $78.7 million for the first half of 2000 from $33.5 million for the first half of 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 2000 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products and a more favorable environment for fixed annuity sales.

Net Investment Income. Net investment income was $97.2 million for the first half of 2000 as compared to $88.2 million for the first half of 1999, an increase of 10%. This increase primarily reflects an increase in the weighted average annualized yield on invested assets and an increase in average invested assets in 2000. The weighted average annualized yield on invested assets was 7.6% on average invested assets(1) of $2,572.2 million for the first half of 2000 as compared to 7.3% on average invested assets(1) of $2,424.5 million for the first half of 1999.

Benefits and Expenses. Policyholder benefits and expenses for the first half of 2000 were $241.3 million as compared to $255.2 million for the first half of 1999. This decrease primarily reflects the termination of the Company's participation in reinsurance pools and the lower level of premium from loss portfolio transfers discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 93.6% in the first half of 2000 and 94.4% for the comparable period of 1999. Benefits and interest credited on asset accumulation products increased by $2.5 million in the first half of 2000 principally due to an increase in average funds under management from $619.6 million in the first half of 1999 to $648.6 million in the 2000 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products from 5.3% in the first half of 1999 to 5.5% in the first half of 2000.

Interest Expense. Interest expense was $10.7 million in the first half of 2000 as compared to $8.8 million in the first half of 1999. This increase was primarily due to increases in the weighted average outstanding borrowings and the weighted average borrowing rate under the Credit Agreement, partially offset by a decrease in the average principal amount of the SIG Senior Notes due to scheduled principal repayments.

Income Tax Expense. The Company's effective tax rate was 31.1% in the first half of 2000 as compared to 30.6% in the first half of 1999. The effective tax rate in the 1999 period reflects a lower level of income taxed at the statutory tax rate due to net realized investment losses.


(1) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each period plus the individual quarter-end balances by the total number of periods and deducting one-half of net investment income.

Three Months Ended June 30, 2000 Compared to
Three Months Ended June 30, 1999

Premium and Fee Income. Premium and fee income was $112.1 million for the second quarter of 2000 as compared to $113.6 million for the second quarter of 1999. This decrease reflects the termination of the Company's participation in the reinsurance pools in which it had historically participated. Excluding reinsurance pools, group employee benefit premiums increased $8.8 million, or 9%, as compared to the second quarter of 1999. This increase reflects growth in most products, strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's asset accumulation products, including the Company's MVA annuity product, increased 141% to $45.5 million for the second quarter of 2000 from $18.9 million for the second quarter of 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the second quarter of 2000 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products and a more favorable environment for fixed annuity sales.

Net Investment Income. Net investment income was $46.5 million for the second quarter of 2000 as compared to $44.4 million for the second quarter of 1999, an increase of 5%. This increase primarily reflects an increase in average invested assets in 2000. The weighted average annualized yield on invested assets was 7.0% on average invested assets(2) of $2,650.0 million for the second quarter of 2000 as compared to 7.1% on average invested assets(2) of $2,500.9 million for the second quarter of 1999.

Benefits and Expenses. Policyholder benefits and expenses for the second quarter of 2000 were $118.1 million as compared to $122.2 million for the second quarter of 1999. This decrease primarily reflects the termination of the Company's participation in reinsurance pools discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 92.1% in the second quarter of 2000 as compared to 94.3% for the same period of 1999. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products increased by $1.5 million in the second quarter of 2000 principally due to an increase in average funds under management from $621.3 million in the second quarter of 1999 to $659.1 million in the 2000 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products from 5.3% in the second quarter of 1999 to 5.5% in the second quarter of 2000.

Interest Expense. Interest expense was $5.4 million in the second quarter of 2000 as compared to $4.3 million in the second quarter of 1999. This increase was primarily due to increases in the weighted average outstanding borrowings and the weighted average borrowing rate under the Credit Agreement, partially offset by a decrease in the average principal amount of the SIG Senior Notes due to scheduled principal repayments.

Income Tax Expense. The Company's effective tax rate was 30.6% in the second quarter of 2000 as compared to 30.0% in the second quarter of 1999. The effective tax rate in the 1999 period reflects a lower level of income taxed at the statutory tax rate due to net realized investment losses. The effective tax rate in the 2000 period reflects a tax refund related to a prior period.


LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $295.2 million of financial resources available at the holding company level at June 30, 2000, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

During the second quarter of 2000, the Company entered into a new revolving credit facility with a group of lenders. The amount of this facility is presently $80.0 million, and this amount may be increased up to a total of $100 million at the Company's option if additional loan commitments are obtained. This facility, which expires in April 2003, is


(2) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning and end of each period by two and deducting one-half of net investment income.

subject to certain restrictions and financial covenants which are substantially identical to those contained in the Company's existing revolving credit facility. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend and stock repurchase limitations. This new facility, in combination with the Company's existing $180.0 million revolving credit facility (collectively, the "Credit Agreements"), provided the Company with available additional borrowing capacity of $103.0 million as of June 30, 2000.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments totaling $49.5 million during 2000, of which $18.5 million has been paid during the first half of 2000. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreements, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. At the Company's current level of borrowings, no principal repayments will be required under the Credit Agreements until October 2002. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2001, and the Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. In addition, the Company utilizes reverse repurchase agreements, Federal Home Loan Bank advances, futures and options contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the transaction or the collateral maintained changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

Operating activities increased cash and cash equivalents by $33.0 million in the first half of 2000, excluding $58.1 million of funds from a rescinded reinsurance transaction which were returned to the ceding company during the first quarter and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves. Operating cash flow in the first half of 1999 included cash inflows of $31.0 million related to the rescinded reinsurance transaction and $10 million related to the recapture of ceded group employee benefit product reserves. During the first half of 2000, proceeds from securities sold under reverse repurchase agreements, Federal Home Loan Bank advances and available cash were used to fund investment purchases. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.


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



                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 9, 2000. The directors elected at the meeting will serve for a term ending on the date of the 2001 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2000 Annual Meeting that director was Mr. Rhodes.

          The voting results for all matters at the meeting were as follows:

          1)   Election of Directors

                                                                                                   VOTES
                                                                                         --------------------------
                                                                                                          Withhold
                                                                                            For           Authority
                                                                                         ----------       ---------
            Class A Director:
                 Thomas L. Rhodes..................................................      13,012,997         621,300
            Directors:
                 Robert Rosenkranz.................................................      27,792,987         681,977
                 Edward A. Fox.....................................................      27,853,664         621,300
                 Charles P. O'Brien................................................      27,791,156         683,808
                 Lewis S. Ranieri..................................................      27,853,745         621,219
                 Robert M. Smith, Jr...............................................      27,792,725         682,239
                 B.K. Werner.......................................................      27,838,863         636,101

          2) All Other Matters - With regard to the amendment to the Company's Second Amended and Restated Employee Stock Option Plan, this proposal received 20,665,586 votes for approval, 4,140,439 votes against approval, 135,037 votes abstaining and 3,533,902 broker non-votes. With regard to transacting such other business that properly comes before the meeting or any adjournment thereof, this proposal received 25,321,041 votes for approval, 2,897,990 votes against approval and 255,933 votes abstaining; however, no such other business came before the meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 - Fourth Amended and Restated Credit Agreement, dated as of June 1, 2000, among the Company, the Lenders named therein, The Bank of New York and Fleet National Bank, as Co-Agents, and Bank of America, N.A., as Administrative Agent and Collateral Agent
     10.2 - Credit Agreement, dated as of June 1, 2000, among the Company, the Lenders named therein, Fleet National Bank and First Union National Bank, as Co-Syndication Agents, and Bank of America, N.A., as Administrative Agent and Collateral Agent
     10.3 - Delphi Financial Group, Inc. Second Amended and Restated Employee Nonqualified Stock Option Plan, as amended May 9, 2000
     11   - Computation of Results per Share of Common Stock (incorporated by reference to Note D to the Consolidated Financial Statements included elsewhere herein)
     27   - Financial Data Schedule

     (b)  Reports on Form 8-K

          None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DELPHI FINANCIAL GROUP, INC. (Registrant)


                                  /s/        ROBERT ROSENKRANZ
                                  ----------------------------
                                  Robert Rosenkranz
                                  Chairman of the Board, President and Chief
                                  Executive Officer (Principal Executive
                                  Officer)


                                  /s/        LAWRENCE E. DAURELLE
                                  -------------------------------
                                  Lawrence E. Daurelle
                                  Vice President and Treasurer
                                  (Principal Accounting and Financial Officer)

Date:  August 11, 2000