Form 10-Q
period 2000-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2000-11-13
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                           (302) 478-5142                          13-3427277
-------------------------------       -------------------------------      -------------------------------
(State or other jurisdiction of       (Registrant's telephone number,      (I.R.S. Employer Identification
 incorporation or organization)            including area code)                         Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                    19899
----------------------------------------------------------------------------------------------------------
                (Address of principal executive offices)                                   (Zip Code)



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


     As of October 31, 2000, the Registrant had 15,205,954 shares of Class A
                                  Common Stock
            and 5,014,072 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2000 and 1999.....................    3

          Consolidated Balance Sheets at September 30, 2000 and
            December 31, 1999............................................    4

          Consolidated Statements of Shareholders' Equity for the
            Nine Months Ended September 30, 2000 and 1999................    5

          Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999................    6

          Notes to Consolidated Financial Statements.....................    7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    9


PART II.  OTHER INFORMATION..............................................   12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                     ---------------------------       ---------------------------
                                                                        2000             1999             2000             1999
                                                                     ----------       ----------       ----------       ----------
Revenue:
Premium and fee income ................................              $  120,961       $  126,317       $  345,843       $  365,306
Net investment income .................................                  45,687           46,258          142,899          134,412
Net realized investment losses ........................                  (2,068)          (5,789)          (3,620)         (15,286)
                                                                     ----------       ----------       ----------       ----------
                                                                        164,580          166,786          485,122          484,432
                                                                     ----------       ----------       ----------       ----------
Benefits and expenses:
 Benefits, claims and interest credited to policyholders                 88,225          100,830          255,900          286,432
 Commissions ..........................................                   9,745            8,648           28,983           26,209
 Amortization of cost of business acquired ............                   8,217            6,805           21,697           20,269
 Other operating expenses .............................                  19,712           19,686           60,601           58,296
                                                                     ----------       ----------       ----------       ----------
                                                                        125,899          135,969          367,181          391,206
                                                                     ----------       ----------       ----------       ----------

     Operating income .................................                  38,681           30,817          117,941           93,226
Interest expense ......................................                   5,357            4,452           16,096           13,275
                                                                     ----------       ----------       ----------       ----------

     Income from continuing operations before
       income tax expense and dividends on
       Capital Securities of Delphi Funding L.L.C. ....                  33,324           26,365          101,845           79,951

Income tax expense ....................................                  10,509            8,160           31,802           24,580
                                                                     ----------       ----------       ----------       ----------

     Income from continuing operations before dividends
       on Capital Securities of Delphi Funding L.L.C. .                  22,815           18,205           70,043           55,371

Dividends on Capital Securities of Delphi Funding L.L.C.                  1,513            1,513            4,539            4,539
                                                                     ----------       ----------       ----------       ----------

     Income from continuing operations ................                  21,302           16,692           65,504           50,832

Loss on disposal of discontinued operations, net of
 income tax benefit ...................................                       -                -                -          (13,847)
                                                                     ----------       ----------       ----------       ----------

     Net income .......................................              $   21,302       $   16,692       $   65,504       $   36,985
                                                                     ==========       ==========       ==========       ==========

Basic results per share of common stock:
 Income from continuing operations excluding
     net realized investment losses ...................              $     1.11       $     0.98       $     3.33       $     2.89
 Income from continuing operations ....................                    1.05             0.80             3.22             2.42
 Net income ...........................................                    1.05             0.80             3.22             1.76

Diluted results per share of common stock:
 Income from continuing operations excluding
     net realized investment losses ...................               $     1.07       $     0.95       $     3.23       $     2.80
 Income from continuing operations ....................                     1.01             0.77             3.11             2.34
 Net income ...........................................                     1.01             0.77             3.11             1.70


                 See notes to consolidated financial statements.

                          DELPHI FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           September 30,     December 31,
                                                               2000             1999
                                                           ------------      ------------
Assets:
  Investments:
    Fixed maturity securities, available for sale .....    $  2,133,812      $  1,715,289
    Cash and cash equivalents..........................          51,026           357,692
    Other investments..................................         445,856           442,829
                                                           ------------      ------------
                                                              2,630,694         2,515,810
  Cost of business acquired............................         160,443           144,172
  Reinsurance receivables..............................         417,533           386,229
  Other assets.........................................         294,499           278,386
  Assets held in separate account......................          68,254            71,091
                                                           ------------      ------------
    Total assets.......................................    $  3,571,423      $  3,395,688
                                                           ============      ============


Liabilities and Shareholders' Equity:
  Future policy benefits...............................    $    538,481      $    528,247
  Unpaid claims and claim expenses.....................         635,247           612,440
  Policyholder account balances........................         742,619           676,664
  Corporate debt.......................................         267,806           283,938
  Advances from Federal Home Loan Bank.................         149,398            75,495
  Other liabilities and policyholder funds.............         563,865           555,904
  Liabilities related to separate account..............          58,090            61,583
                                                           ------------      ------------
    Total liabilities..................................       2,955,506         2,794,271
                                                           ------------      ------------

  Company-obligated mandatorily redeemable Capital
    Securities of Delphi Funding L.L.C. holding
    solely junior subordinated deferrable interest
    debentures of the Company..........................         100,000           100,000
                                                           ------------      ------------

  Shareholders' equity:
    Preferred Stock, $.01 par; 10,000,000 shares
      authorized ......................................               -                 -
    Class A Common Stock, $.01 par; 40,000,000 shares
      authorized; 16,392,166 and 16,285,161 shares
      issued and outstanding, respectively ............             164               163
    Class B Common Stock, $.01 par; 20,000,000 shares
      authorized; 5,164,072 and 5,180,072 shares
      issued and outstanding, respectively ............              52                52
    Additional paid-in capital.........................         365,902           364,390
    Net unrealized depreciation on investments.........        (143,763)         (101,465)
    Retained earnings..................................         342,857           277,353
    Treasury stock, at cost; 1,435,390 and 1,110,290
      shares of Class A Common Stock, respectively.....         (49,295)          (39,076)
                                                           ------------      ------------

      Total shareholders' equity.......................         515,917           501,417
                                                           ------------      ------------
        Total liabilities and shareholders' equity.....    $  3,571,423      $  3,395,688
                                                           ============      ============


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Net
                                                                               Unrealized
                                       Class A       Class B      Additional  Depreciation
                                        Common        Common        Paid-in        on         Retained      Treasury
                                         Stock         Stock        Capital    Investments    Earnings       Stock          Total
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------
Balance, January 1, 1999 ...........   $     150     $      54     $ 329,023    $ (18,074)    $ 255,287      $     --     $ 566,440
                                                                                                                          ---------

Net income .........................          --            --            --           --        36,985            --        36,985
Increase in net unrealized
   depreciation on investments .....          --            --            --      (89,756)           --            --       (89,756)
                                                                                                                          ---------
Comprehensive loss .................                                                                                        (52,771)

Issuance of stock, exercise of stock
   options and share conversions ...           6            (4)        6,835           --            --            --         6,837
Stock dividend .....................           3             1        15,048           --       (15,055)           --            (3)
Acquisition of Treasury Stock ......          --            --            --           --            --       (29,166)      (29,166)
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------

Balance, September 30, 1999 ........   $     159     $      51     $ 350,906    $(107,830)    $ 277,217     $ (29,166)    $ 491,337
                                       =========     =========     =========    =========     =========     =========     =========



Balance, January 1, 2000 ...........   $     163     $      52     $ 364,390    $(101,465)    $ 277,353     $ (39,076)    $ 501,417

Net income .........................          --            --            --           --        65,504            --        65,504
Increase in net unrealized
   depreciation on investments .....          --            --            --      (42,298)           --            --       (42,298)
                                                                                                                          ---------
Comprehensive income ...............                                                                                         23,206

Issuance of stock, exercise of stock
   options and share conversions ...           1            --         1,512           --            --            --         1,513
Acquisition of Treasury Stock ......          --            --            --           --            --       (10,219)      (10,219)
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------

Balance, September 30, 2000 ........   $     164     $      52     $ 365,902    $(143,763)    $ 342,857     $ (49,295)    $ 515,917
                                       =========     =========     =========    =========     =========     =========     =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2000            1999
                                                               -----------     -----------
Operating activities:
  Net income ..............................................    $    65,504     $    36,985
  Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
    Change in policy liabilities and policyholder accounts          61,299         111,413
    Net change in reinsurance receivables and payables ....        (86,572)         18,911
    Amortization, principally the cost of business
    acquired and investments ..............................           (195)         (2,875)
    Deferred costs of business acquired ...................        (38,531)        (32,771)
    Net realized losses on investments ....................          3,620          15,286
    Net change in trading account securities ..............        (11,014)         (7,637)
    Net change in federal income tax liability ............         43,638          19,846
    Discontinued operations ...............................             --          13,847
    Other .................................................        (44,841)        (35,167)
                                                               -----------     -----------
      Net cash (used) provided by operating activities ....         (7,092)        137,838
                                                               -----------     -----------

Investing activities:
  Purchases of investments and loans made .................       (933,496)     (1,564,324)
  Sales of investments and receipts from repayment of loans        399,590       1,380,238
  Maturities of investments ...............................         16,575          87,028
  Sale of real estate .....................................         16,656              --
  Business acquisitions, net of cash acquired .............         (2,610)         (8,993)
  Change in deposit in separate account ...................           (656)         (1,231)
                                                               -----------     -----------
      Net cash used by investing activities ...............       (503,941)       (107,282)
                                                               -----------     -----------

Financing activities:
  Deposits to policyholder accounts .......................        121,816          62,060
  Withdrawals from policyholder accounts ..................        (65,642)        (55,725)
  Proceeds from issuance of common stock and exercise of
    stock options .........................................          1,513           1,852
  Acquisition of Treasury Stock ...........................        (10,219)        (29,166)
  Borrowings under Credit Agreements ......................         19,000         105,000
  Principal payments under Credit Agreements ..............        (26,000)       (114,000)
  Principal payment under SIG Senior Notes ................         (9,000)         (9,000)
  Advances from Federal Home Loan Bank ....................         73,500              --
  Change in liability for securities loaned or sold under
    agreements to repurchase ..............................         99,399        (115,626)
                                                               -----------     -----------
      Net cash provided (used) by financing activities ....        204,367        (154,605)
                                                               -----------     -----------

Decrease in cash and cash equivalents .....................       (306,666)       (124,049)
Cash and cash equivalents at beginning of period ..........        357,692         298,843
                                                               -----------     -----------
    Cash and cash equivalents at end of period ............    $    51,026     $   174,794
                                                               ===========     ===========





                 See notes to consolidated financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.

Recently Adopted Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged item or items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company does not expect the adoption of SFAS 133 to have a material impact on earnings or financial position of the Company.

NOTE B - INVESTMENTS

At September 30, 2000, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,133.8 million and an amortized cost of $2,376.0 million. At December 31, 1999, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $1,715.3 million and an amortized cost of $1,890.0 million.

NOTE C - SEGMENT INFORMATION

                                                        Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                      -----------------------     -----------------------
                                                         2000          1999          2000          1999
                                                      ---------     ---------     ---------     ---------
Revenues excluding net realized investment losses:
  Group employee benefit products ................    $ 140,238     $ 146,731     $ 409,528     $ 423,130
  Asset accumulation products ....................       21,192        20,788        63,076        61,211
  Other(1) .......................................        5,218         5,056        16,138        15,377
                                                      ---------     ---------     ---------     ---------
                                                      $ 166,648     $ 172,575     $ 488,742     $ 499,718
                                                      =========     =========     =========     =========
Operating income(2):
  Group employee benefit products ................    $  34,435     $  28,971     $ 101,868     $  87,835
  Asset accumulation products ....................        7,129         8,655        22,453        24,814
  Other(1) .......................................         (815)       (1,020)       (2,760)       (4,137)
                                                      ---------     ---------     ---------     ---------
                                                      $  40,749     $  36,606     $ 121,561     $ 108,512
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE D - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 2% stock dividend distributed to stockholders on December 15, 1999. The following table sets forth the calculation of basic and diluted results per share:

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                           -------------------------     -------------------------
                                                              2000           1999           2000           1999
                                                           ----------     ----------     ----------     ----------
                                                                (dollars in thousands, except per share data)
Numerator:
  Income from continuing operations excluding net
   realized investment losses .........................    $   22,646     $   20,455     $   67,857     $   60,768
  Realized investment losses, net of income tax benefit        (1,344)        (3,763)        (2,353)        (9,936)
                                                           ----------     ----------     ----------     ----------
     Income from continuing operations ................        21,302         16,692         65,504         50,832
  Loss on disposal of discontinued operations, net
   of income tax benefit ..............................            --             --             --        (13,847)
                                                           ----------     ----------     ----------     ----------
     Net income .......................................    $   21,302     $   16,692     $   65,504     $   36,985
                                                           ==========     ==========     ==========     ==========

Denominator:
  Weighted average common shares outstanding ..........        20,358         20,864         20,356         21,014
   Effect of dilutive securities ......................           796            705            683            721
                                                           ----------     ----------     ----------     ----------
  Weighted average common shares outstanding,
   assuming dilution ..................................        21,154         21,569         21,039         21,735
                                                           ==========     ==========     ==========     ==========

Basic results per share of common stock:
  Income from continuing operations excluding net
    realized investment losses ........................    $     1.11     $     0.98     $     3.33     $     2.89
  Realized investment losses, net of income tax benefit         (0.06)         (0.18)         (0.11)         (0.47)
                                                           ----------     ----------     ----------     ----------
      Income from continuing operations ...............          1.05           0.80           3.22           2.42
  Loss on disposal of discontinued operations, net
    of income tax benefit .............................            --             --             --          (0.66)
                                                           ----------     ----------     ----------     ----------
      Net income ......................................    $     1.05     $     0.80     $     3.22     $     1.76
                                                           ==========     ==========     ==========     ==========

Diluted results per share of common stock:
  Income from continuing operations excluding net
    realized investment losses ........................    $     1.07     $     0.95     $     3.23     $     2.80
  Realized investment losses, net of income tax benefit         (0.06)         (0.18)         (0.12)         (0.46)
                                                           ----------     ----------     ----------     ----------
      Income from continuing operations ...............          1.01           0.77           3.11           2.34
  Loss on disposal of discontinued operations, net
    of income tax benefit .............................            --             --             --          (0.64)
                                                           ----------     ----------     ----------     ----------
      Net income ......................................    $     1.01     $     0.77     $     3.11     $     1.70
                                                           ==========     ==========     ==========     ==========

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared to
Nine Months Ended September 30, 1999

Premium and Fee Income. Premium and fee income for the first nine months of 2000 was $345.8 million as compared to $365.3 million in the 1999 period. This decrease reflects the termination of the Company's participation in the reinsurance pools in which it had historically participated and a lower level of premium from loss portfolio transfers, which are episodic in nature. Excluding reinsurance pools and loss portfolio transfers, group employee benefit premiums increased $32.3 million, or 12%, as compared to the first nine months of 1999. This increase reflects growth in most products, strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's asset accumulation products, including the Company's MVA annuity product, increased 103% to $119.6 million for the first nine months of 2000 from $58.9 million for the comparable period of 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 2000 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products and a more favorable environment for fixed annuity sales.

Net Investment Income. Net investment income was $142.9 million for the first nine months of 2000 as compared to $134.4 million for the 1999 period, an increase of 6%. This increase primarily reflects an increase in average invested assets(1) from $2,404.7 million for the first nine months of 1999 to $2,551.8 million for the 2000 period. The weighted average annualized yield on invested assets was 7.5% for both the 2000 and 1999 periods.

Benefits and Expenses. Policyholder benefits and expenses for the first nine months of 2000 were $367.2 million as compared to $391.2 million for the 1999 period. This decrease primarily resulted from the termination of the Company's participation in reinsurance pools and the lower level of premium from loss portfolio transfers discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 92.7% in the first nine months of 2000 and 95.1% for the comparable period of 1999. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products increased by $4.4 million in the first nine months of 2000 principally due to an increase in average funds under management from $621.7 million in the first nine months of 1999 to $659.9 million in the 2000 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products from 5.3% in the first nine months of 1999 to 5.5% in the comparable period of 2000.

Interest Expense. Interest expense was $16.1 million in the first nine months of 2000 as compared to $13.3 million in the 1999 period. This increase was primarily due to increases in the weighted average outstanding borrowings and the weighted average borrowing rate under the Credit Agreement, partially offset by a decrease in the average principal amount of the SIG Senior Notes due to scheduled principal repayments.

Income Tax Expense. The Company's effective tax rate was 31.2% in the first nine months of 2000 as compared to 30.7% in the 1999 period. The effective tax rate in the 1999 period reflects a lower level of income taxed at the statutory tax rate due to net realized investment losses.



(1) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each period plus the individual quarter-end balances by the total number of periods and deducting one-half of net investment income.

Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999

Premium and Fee Income. Premium and fee income was $121.0 million for the third quarter of 2000 as compared to $126.3 million for the 1999 period. This decrease reflects the termination of the Company's participation in the reinsurance pools in which it had historically participated and a lower level of premium from loss portfolio transfers, which are episodic in nature. Excluding reinsurance pools and loss portfolio transfers, group employee benefit premiums increased $15.0 million, or 17%, as compared to the third quarter of 1999. This increase reflects growth in most products, strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Deposits from the Company's asset accumulation products, including the Company's MVA annuity product, increased 61% to $40.9 million for the third quarter of 2000 from $25.5 million for the comparable period of 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in the third quarter of 2000 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products and a more favorable environment for fixed annuity sales.

Net Investment Income. Net investment income was $45.7 million for the third quarter of 2000 as compared to $46.3 million for the third quarter of 1999. This decrease primarily reflects a decrease in the weighted average annualized yield on invested assets, partially offset by an increase in average invested assets in 2000. The weighted average annualized yield on invested assets was 7.0% on average invested assets(2) of $2,611.6 million for the third quarter of 2000 and 7.5% on average invested assets(2) of $2,480.9 million for the same period of 1999.

Benefits and Expenses. Policyholder benefits and expenses for the third quarter of 2000 were $125.9 million as compared to $136.0 million for the 1999 period. This decrease primarily resulted from the termination of the Company's participation in reinsurance pools and the lower level of premium from loss portfolio transfers discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 90.9% in the third quarter of 2000 as compared to 96.6% for the same period of 1999. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products increased by $1.9 million in the third quarter of 2000 principally due to an increase in average funds under management from $625.7 million in the third quarter of 1999 to $682.9 million in the 2000 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products from 5.4% in the third quarter of 1999 to 5.6% in the 2000 period.

Interest Expense. Interest expense was $5.4 million in the third quarter of 2000 as compared to $4.5 million in the third quarter of 1999. This increase was primarily due to increases in the weighted average outstanding borrowings and the weighted average borrowing rate under the Credit Agreement, partially offset by a decrease in the average principal amount of the SIG Senior Notes due to scheduled principal repayments.

Income Tax Expense. The Company's effective tax rate was 31.5% in the third quarter of 2000 as compared to 31.0% in the third quarter of 1999. The effective tax rate in the 1999 period reflects a lower level of income taxed at the statutory tax rate due to net realized investment losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $291.9 million of financial resources available at the holding company level at September 30, 2000, which was primarily comprised of investments in the common stock of its investment subsidiaries and fixed maturity securities. The assets of these investment subsidiaries are primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

During the second quarter of 2000, the Company entered into a new revolving credit facility with a group of lenders. The amount of this facility is presently $80.0 million, and this amount may be increased up to a total of $100 million at the Company's option if additional loan commitments are obtained. This facility, which expires in April 2003, is subject to certain restrictions and financial covenants which are substantially identical to those contained in the Company's existing revolving credit facility. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment



(2) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning and end of each period by two and deducting one-half of net investment income.

and dividend and stock repurchase limitations. This new facility, in combination with the Company's existing $150.0 million revolving credit facility (collectively, the " Credit Agreements"), provided the Company with available additional borrowing capacity of $80.0 million as of October 1, 2000.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments totaling $49.5 million during 2000, of which $24.5 million has been paid during the first nine months of 2000. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

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

Operating activities increased cash and cash equivalents by $70.7 million in the first nine months of 2000, excluding $58.1 million of funds from a rescinded reinsurance transaction which were returned to the ceding company during the first quarter and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves. Operating cash flow in the first nine months of 1999 included cash inflows of $41.8 million related to the rescinded reinsurance transaction and $10 million related to the recapture of ceded group employee benefit product reserves. During the first nine months of 2000, proceeds from securities sold under reverse repurchase agreements, Federal Home Loan Bank advances and available cash were used to fund investment purchases. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.

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

                                       DELPHI FINANCIAL GROUP, INC.(Registrant)


                                      /s/   ROBERT ROSENKRANZ
                                      ----------------------------------------
                                      Robert Rosenkranz
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/   LAWRENCE E. DAURELLE
                                      ----------------------------------------
                                      Lawrence E. Daurelle
                                      Vice President and Treasurer
                                      (Principal Accounting and Financial
                                      Officer)

Date: November 13, 2000