Form 10-K405
period 2000-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2001-03-30
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                            (302) 478-5142                                13-3427277
-------------------------------         -------------------------------             -------------------------------
 (State or other jurisdiction of        (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)               including area code)                                Number)

   1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware                     19899
-------------------------------------------------------------------------------------------------------------------
                    (Address of principal executive offices)                                   (Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value               New York Stock Exchange
--------------------------------------           ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Class A Common Stock on March 26, 2001, was $473,346,041. As of March 26, 2001, the Registrant had 15,751,658 shares of Class A Common Stock and 4,537,522 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. These statements are subject to various uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements."

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

The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers, where nearly all of the employment growth in the American economy has occurred in the last few years. The Company markets unbundled employee benefit products and absence management services as well as programs that integrate both employee benefit products and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement.

The Company's operating strategy has contributed to an average return on shareholders' equity (excluding realized gains and losses) of 21% from January 1988 to December 2000. Over this same period, shareholders' equity and income from continuing operations (excluding realized gains and losses) have grown at a compound annual rate of 27% and 17%, respectively, and book value per share has grown at a compound annual rate of 22%. This strategy has also contributed to an 11% compound annual growth rate in insurance premiums and fee income during the period from January 1988 to December 2000 and an increase in total assets from $819.1 million at December 31, 1987 to $3,440.0 million at December 31, 2000, a compound annual growth rate of 12%.

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

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company emphasizes the origination of specialty insurance products directed to the employee benefits market, primarily group life, disability, workers' compensation and travel accident insurance. The Company also offers group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 1,000 individuals, although the typical size of insured groups currently ranges from 100 to 300 individuals. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                                   Year Ended December 31,
                                                                         -----------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     ----------
                                                                                   (dollars in thousands)
Insurance premiums:
   Core Products:
     Life.............................................................   $   156,594    $   146,416     $  132,418
     Disability income................................................       145,031        126,263        110,983
     Excess workers' compensation.....................................        56,015         47,948         48,726
     Travel accident, dental and other................................        42,765         36,914         34,643
                                                                         -----------    -----------     ----------
                                                                             400,405        357,541        326,770
                                                                         -----------    -----------     ----------
   Non-Core Products:
     Loss portfolio transfers.........................................        13,939         43,983         27,284
     FEGLI/SGLI pools.................................................         1,233         37,745         39,308
     Other reinsurance pools..........................................        19,652         22,001         19,941
     Other............................................................        12,461          6,652          3,108
                                                                         -----------    -----------     ----------
                                                                              47,285        110,381         89,641
                                                                         -----------    -----------     ----------
       Total insurance premiums.......................................   $   447,690    $   467,922     $  416,411
                                                                         ===========    ===========     ==========

Sales (new annualized gross premiums):
   Core Products:
     Life.............................................................   $    38,241    $    38,421     $   37,848
     Disability income................................................        56,251         41,245         43,860
     Excess workers' compensation.....................................        19,313         11,803          4,896
     Travel accident and dental.......................................        26,694         19,153         16,449
                                                                         -----------    -----------     ----------
                                                                             140,499        110,622        103,053
                                                                         -----------    -----------     -----------
   Non-Core Products:
     Loss portfolio transfers ........................................        14,647         44,633         28,370
     Other ...........................................................        52,965         20,438         10,311
                                                                         -----------    -----------     ----------
                                                                              67,612         65,071         38,681
                                                                         -----------    -----------     ----------
       Total sales....................................................   $   208,111    $   175,693     $  141,734
                                                                         ===========    ===========     ==========

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

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                              2000           1999           1998
                                                                           ---------      ---------       ---------
Loss ratio...........................................................          66.0%          72.3%          71.6%
Expense ratio........................................................          26.3           22.9           24.9
                                                                           --------       --------        -------
    Combined ratio...................................................          92.3%          95.2%          96.5%
                                                                           ========       ========        =======

The Company's group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group and policy terms are generally one year. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $150,000 per individual for employer provided group life insurance policies and $100,000 per individual for voluntary group term life policies. See "Reinsurance."

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. The Company focuses group long-term disability sales toward employers engaged principally in service industries such as accounting, engineering and financial services, as well as certain retailing and manufacturing fields. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When insureds' disabilities prevent them from returning to their original jobs, the Company, in appropriate cases, provides assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and emerging experience of the insured group, as well as assumptions regarding operating expenses and future interest rates. The Company reinsures risks in excess of $2,500 in disability benefits per individual per month. See "Reinsurance."

Excess workers' compensation insurance products provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and association groups, particularly small municipalities, hospitals and schools. These companies and groups tend to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because claim payments do not begin until after the SIR is met, it takes an average of 15 years from the date the claim is incurred to the time claim payments begin. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage, and any medical payments tend to be stable and predictable. These products also include a complementary product, workers' compensation self-insurance bonds, and large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance. The pricing environment for the excess workers' compensation sector improved in 2000 and the demand for excess workers' compensation insurance increased due to higher primary workers' compensation rates. There has also been disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors. This disruption has created opportunities for SNCC. The Company reinsures excess workers' compensation risks between $500,000 and $50.0 million per policy per occurrence. See "Reinsurance."

Business travel accident as well as "all risk" accidental death and dismemberment insurance policies pay a stated amount based on a predetermined schedule in the event of accidental dismemberment or death of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual, and a catastrophe reinsurance agreement protects the Company from losses in excess of $500,000 arising from any one occurrence. See "Reinsurance." Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year.

Non-core group employee benefit products include reinsurance pools and loss portfolio transfers. The Company has discontinued its participation in reinsurance pools. See "Reinsurance." Pursuant to loss portfolio transfers ("LPTs"), the Company acquires existing blocks of disability or workers' compensation claims, typically from employers who are shifting from self-insurance to fully insured coverage. The Company began to actively market its LPTs during 1998 due to the weak pricing environment in the excess workers' compensation sector. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Sales of LPTs are episodic in nature. Non-core group employee benefit products also include primary workers' compensation and commercial automobile liability insurance. The Company primarily receives fee income from these products since a significant portion of the risk is reinsured.

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


ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist primarily of single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 3.0% to 5.5%. For most of the Company's annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to nine years. At December 31, 2000, the weighted average crediting rate on all of the Company's annuity products was 5.84%. Withdrawals may be made at any time, but some withdrawals may result in the assessment of surrender charges, market value adjustments, taxes, and/or tax penalties on the withdrawn amount.

The Company principally markets SPDA products, including products with a market value adjustment ("MVA") feature that provides for an adjustment to the accumulated value of the policy if it is surrendered during the surrender charge period. These products are sold predominantly through networks of independent agents. In 2000, the Company's SPDA products accounted for $160.2 million of asset accumulation product deposits, of which $146.0 million was attributable to the MVA annuity product. Two networks of independent agents accounted for approximately 39% of the deposits from these products during 2000, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks. Prior to 1995, the Company's strategy with respect to this product line focused primarily on the acquisition of blocks of annuity business from other insurers via reinsurance. See "Reinsurance."

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                                   Year Ended December 31,
                                                                         -----------------------------------------
                                                                            2000            1999           1998
                                                                         ----------     ----------      ----------
                                                                                 (dollars in thousands)
Asset accumulation product deposits (sales)...........................   $   160,523    $    77,798     $   46,294

Funds under management (at period end)................................       751,311        645,555        633,676

At December 31, 2000, funds under management consisted of $667.4 million of SPDA liabilities and $83.9 million of FPA liabilities. Of these liabilities, $408.1 million were subject to surrender charges averaging 7.17% at December 31, 2000. Annuity liabilities not subject to surrender charges have been in force, on average, for 18 years.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between its expected return on investments and the crediting rate. The Company achieves this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its annuity products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See "Investments."


OTHER PRODUCTS AND SERVICES

The Company provides integrated disability and absence management services through Matrix, which was acquired in June 1998. See Note B to the Consolidated Financial Statements. The Company offers a comprehensive package of disability and absence management services designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. Services that the Company offers include event reporting, leave of absence management, claims and case management and return to work management. The goal of these services is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. Included among the Company's clients for these services are approximately half of the Fortune 500 companies located in California, where most of Matrix's business was located prior to the acquisition. Subsequent to the acquisition of this business, the Company has expanded the offering of these services on a nationwide basis through the Company's national sales offices.

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

INVESTMENTS

The Company's management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and the interest credited on policyholder funds and reserves. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates.

In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay in full the $150.0 million of outstanding borrowings under its revolving credit facility. For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes A, C and I to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2000             1999              1998
                                                                  --------------    -------------    -------------
                                                                               (dollars in thousands)
Average invested assets (1)...................................    $    2,522,094    $   2,445,367    $    2,577,477
Net investment income (2).....................................           184,576          180,945           168,692
Weighted average annual yield (3).............................              7.3%             7.4%              6.5%
Net realized investment (losses) gains........................    $    (138,047)    $    (25,720)    $       8,060

(1) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income.

(2) Consists principally of interest and dividend income less investment expenses.

(3) The weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income by average invested assets for the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."


REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades.

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

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. During 2000 and 1999, Oracle Re and the Company effected the partial recaptures of approximately $4.6 million and $10.0 million, respectively, of the long-term disability liabilities ceded to Oracle Re. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

The Company historically participated as an assuming insurer in a number of reinsurance pools. These reinsurance pools generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. In the fourth quarter of 1999, the Company discontinued its participation in a federal employee group life reinsurance pool and a servicemembers' group life reinsurance pool (collectively, the "FEGLI/SGLI pools") in order to enhance available resources for products believed to offer greater financial potential. Premium income from the FEGLI/SGLI pools totaled $1.2 million, $37.7 million and $39.3 million in 2000, 1999 and 1998, respectively, and incurred benefits totaled $1.1 million, $37.5 million and $39.0 million in 2000, 1999 and 1998, respectively. In addition, in 2000, the Company terminated, on a prospective basis, its participations in all of the other reinsurance pools in which the Company had participated. However, the terms of such pools provide for the continued assumption of risks by, and payments of premiums to, pool participants with respect to business written in the periods during which they formerly participated in such pools. Premium income from all other reinsurance pools was $19.7 million, $22.0 million and $19.9 million in 2000, 1999 and 1998, respectively, and incurred benefits from these pools were $19.4 million, $19.9 million and $17.0 million in 2000, 1999 and 1998, respectively. The Company does not expect its withdrawals from reinsurance pools to have a material impact on its financial condition, liquidity or results of operations.

Between 1988 and 1992, the Company acquired five blocks of annuity policies that resulted in the assumption of policyholder account balances, the outstanding amount of which was $192.4 million at December 31, 2000. The first acquisition was an assumption reinsurance transaction, and the others were indemnity reinsurance transactions. In the case of each acquisition, assets supporting the related reserves were transferred to, and are managed by, the Company. Pursuant to the assumption reinsurance acquisition, the Company has the right to establish the crediting rate with respect to the business acquired. The Company has the right under each indemnity reinsurance transaction to recommend to the ceding company crediting rates with respect to the business acquired. The ceding company is solely responsible for payment of crediting rates to the extent that these rates exceed the greater of the recommended rate and certain benchmark rates. The aggregate lapse rates experienced on the annuity acquisitions have been consistent with the levels assumed in pricing the transactions and consequently have not adversely affected the Company's financial condition, liquidity or results of operations.

LIFE AND ACCIDENT AND HEALTH INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves to satisfy its life, accident and health and annuity policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with expected experience in the reserve assumptions to determine future policy benefit reserves for these products. Differences are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated and excludes the effects of reinsurance:

                                                                                    Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Unpaid claims and claim expenses, beginning of period.................   $   421,473    $  406,214      $   388,051

Provision for claims and claim expenses incurred in the current year..        81,034         73,271          61,776
Increase (decrease) in estimated claims and claim expenses
     incurred in prior years (1)......................................        10,884          1,398            (166)
                                                                         -----------    -----------     -----------
         Incurred claims and claim expenses during the current year...        91,918         74,669          61,610
                                                                         -----------    -----------     -----------

Deduct claims and claim expenses paid, occurring during:
     Current year.....................................................        12,009         12,529           6,953
     Prior years......................................................        54,327         46,881          36,494
                                                                         -----------    -----------     -----------
         Total paid...................................................        66,336         59,410          43,447
                                                                         -----------    -----------     -----------

Unpaid claims and claim expenses, end of period.......................   $   447,055    $   421,473     $   406,214
                                                                         ===========    ===========     ===========

(1) The change in estimated claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development.

The effects of the discount to reflect the time value of money have been removed from the loss development table which follows in order to present the gross loss development. This discount totaled $180.8 million, $192.2 million and $203.7 million at December 31, 1998, December 31, 1999 and December 31, 2000, respectively. During 2000, $11.7 million of discount was amortized, and $23.2 million was accrued. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 2000 and excludes the effects of reinsurance.

                                                                              December 31,
                                        March 5,     --------------------------------------------------------------
                                         1996(1)        1996         1997         1998         1999         2000
                                        ---------    ---------    ---------     --------     --------     ---------
                                                                         (dollars in thousands)
Reserve for unpaid claims and
     claims expenses.................   $ 533,871    $ 549,653    $ 564,734     $586,984     $613,693     $ 650,765

Cumulative amount of liability paid:
     One year later..................      24,444       30,079       36,494       46,881       54,326
     Two years later.................      53,605       62,833       68,976       84,871
     Three years later...............      85,739       93,314      100,772
     Four years later................     115,266      122,656
     Five years later................     143,257

Liability reestimated as of:
     One year later..................     524,423      531,118      549,577      580,222      613,135
     Two years later.................     506,024      524,304      545,155      571,503
     Three years later...............     500,301      517,568      540,156
     Four years later................     505,688      518,054
     Five years later................     507,423
Cumulative Redundancy................      26,448       31,599       24,578       15,481          558

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

The "Reserve for unpaid claims and claim expenses" line of the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" line of the table represents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" line of the table shows the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The "Cumulative redundancy" line of the table represents the aggregate change in the estimated claim reserve liabilities from the dates indicated through December 31, 2000.

The workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $56.6 million less than those reported by the Company for statutory financial statement purposes at December 31, 2000. This difference is primarily due to the use of different discount factors under GAAP and statutory accounting principles. See Note A to Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.


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


REGULATION

The Company's insurance subsidiaries are regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company's insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' business, including, for example, risk-based capital ("RBC") requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The Company's insurance subsidiaries are required under these regulations to file detailed annual reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. To date, no examinations have produced any significant adverse findings or adjustments. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states. In 1998, the National Association of Insurance Commissioners (the "NAIC") approved a codification of statutory accounting principles, which became effective on January 1, 2001, and serves as a comprehensive and standardized statement of statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's insurance subsidiaries will use to prepare their statutory financial statements; however, the Company does not believe that such changes will have a material adverse impact on the statutory financial condition of any of these subsidiaries.

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

The NAIC's RBC requirements for insurance companies take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The Company believes that its insurance subsidiaries are adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, were the insurance subsidiaries' RBC position to materially decline in the future, the insurance subsidiaries' continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected may be affected.

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

EMPLOYEES

The Company and its subsidiaries employed approximately 871 persons at December 31, 2000. The Company believes that it enjoys good relations with its employees.


OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries. In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay in full the $150.0 million of outstanding borrowings under its revolving credit facility.


OTHER TRANSACTIONS

On March 5, 1996, SIG Holdings, Inc. ("SIG"), the parent company of SNCC, was merged into a subsidiary of the Company (the "SIG Merger") for consideration of approximately $131.9 million consisting of $54.5 million of cash, net of approximately $1.0 million payable upon the exercise of certain SIG stock options, and approximately 5.7 million shares of the Company's Class A Common Stock, including shares reserved for issuance upon the exercise of stock options of SIG assumed by the Company in connection with the merger (the "SIG Options"), plus contingent consideration of up to $20.0 million if SIG met specified earnings targets subsequent to the merger. Because SIG met all of the specified earnings targets, the Company paid $10.0 million of the contingent consideration consisting of $6.9 million of cash and 63,000 shares of the Company's Class A Common Stock during 1998 and the remaining $10.0 million of the contingent consideration consisting of $9.0 million of cash and 30,000 shares of the Company's Class A Common Stock in 1999. The Company also assumed $45.0 million of SIG's 8.5% senior secured notes due 2003 (the "SIG Senior Notes"). The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 and are collateralized by all of the common stock of SNCC.

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 409,424 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). Additional consideration of up to $5.2 million in cash is payable if Matrix's earnings meet specified targets over the four-year period subsequent to the acquisition. During 2000, the Company paid $2.6 million of the contingent consideration which was due with respect to the initial two-year period. See Note B to the Consolidated Financial Statements.

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


ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2003. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in June 2009. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. Matrix leases its principal office at 4777 Hellyer Avenue, Suite 200, San

Jose, California under an operating lease expiring in December 2006. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

     Name                        Age      Position
     --------------------------------------------------------------------------------------------------------
     Robert Rosenkranz            58      Director of the Company; Chairman of the Board, President and Chief
                                          Executive Officer of the Company; Chairman of the Board of RSLIC
     Robert M. Smith, Jr.         49      Director and Executive Vice President of the Company
     Chad W. Coulter              38      Vice President and General Counsel of the Company; Vice President,
                                          General Counsel and Assistant Secretary of RSLIC
     Lawrence E. Daurelle         49      Vice President and Treasurer of the Company; President and Chief
                                          Executive Officer of RSLIC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He is also Chairman of the Board of RSLIC-Texas, RSLIC, and FRSLIC and serves on the Board of Directors of SNCC and Matrix. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock as of March 26, 2001.

Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of RSLIC-Texas, RSLIC, FRSLIC, SNCC and Matrix.

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

Mr. Daurelle has served as Vice President and Treasurer of the Company since August 1998 and as President and Chief Executive Officer of RSLIC, FRSLIC and RSLIC-Texas since October 2000. He also serves on the Board of Directors of RSLIC, FRSLIC and RSLIC-Texas. From May 1995 to October 2000, Mr. Daurelle was Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas. Prior to May 1995, Mr. Daurelle was Senior Vice President and Chief Financial Officer for Mutual Assurance Company.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $30.25 on March 26, 2001. There were approximately 2,700 holders of record of the Company's Class A Common Stock as of March 26, 2001.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock.

                                                                   High              Low
                                                              ------------      ------------
         1999:    First Quarter                               $  55.8125        $  26.4375
                  Second Quarter                                 39.8906           28.3594
                  Third Quarter                                  37.9219           29.5313
                  Fourth Quarter                                 33.8281           26.4688

         2000:    First Quarter                               $  35.9375        $  22.9375
                  Second Quarter                                 35.9375           26.3125
                  Third Quarter                                  42.1875           33.5000
                  Fourth Quarter                                 40.5625           34.7500

In 2001, the Company's Board of Directors declared a cash dividend of $0.07 per share, which was paid on the Company's Class A Common Stock and Class B Common Stock on March 14, 2001. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's financial condition, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $150.0 million and $80.0 million revolving credit facilities (collectively, the "Credit Agreements") and $85.0 million 8% Senior Notes due 2003 (the "Senior Notes") subject to certain restrictions and covenants. See Note K to the Consolidated Financial Statements.

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

                                                                    Year Ended December 31, (1)
                                                -------------------------------------------------------------------
                                                   2000          1999           1998          1997          1996
                                                ----------    ----------    ----------    ----------     ----------
INCOME STATEMENT DATA:                                (dollars and shares in thousands, except per share data)
  Insurance premiums and fee income:
    Group employee benefit products............ $  447,690    $  467,922    $  416,411    $  355,892     $  331,378
    Asset accumulation products................      2,551         2,126         2,583         3,072          2,122
    Other......................................     16,116        15,220         7,880         1,907          1,733
                                                ----------    ----------    ----------    ----------     ----------
                                                   466,357       485,268       426,874       360,871        335,233
  Net investment income........................    184,576       180,945       168,692       162,380        157,020
  Net realized investment (losses) gains(2)....   (138,047)      (25,720)        8,060        14,568         (2,651)
                                                ----------    ----------    ----------    ----------     ----------
    Total revenue..............................    512,886       640,493       603,626       537,819        489,602

  Operating income (3).........................    157,371       144,995       124,960       118,326        102,270

  Income from continuing operations excluding
    realized investment (losses) gains.........     86,438        80,850        68,564        65,513         55,577

  (Loss) income from continuing operations(2)..     (3,293)       64,132        73,802        74,982         53,854

  Net (loss) income (2)(4).....................     (3,293)       50,285        87,035        74,982         47,253

BASIC RESULTS PER SHARE:
  Income from continuing operations excluding
    realized investment (losses) gains......... $    4.24     $     3.85    $     3.25    $     3.23     $    2.91
  (Loss) income from continuing operations(2)..     (0.16)          3.06          3.50          3.70          2.82
  Net (loss) income (2)(4).....................     (0.16)          2.40          4.13          3.70          2.48
  Weighted average shares outstanding..........     20,388        20,979        21,095        20,275         19,074

DILUTED RESULTS PER SHARE:
  Income from continuing operations excluding
    realized investment (losses) gains......... $    4.24     $     3.73    $     3.13    $     3.07     $    2.72
  (Loss) income from continuing operations(2)..     (0.16)          2.96          3.37          3.51          2.64
  Net (loss) income (2)(4).....................     (0.16)          2.32          3.97          3.51          2.32
  Weighted average shares outstanding..........     20,388        21,674        21,920        21,367         20,407

OTHER DATA:
  Diluted book value per share (5)............. $   26.87     $    24.52    $    26.59    $    24.09     $   17.43
  Diluted book value per share before net
    unrealized (depreciation) appreciation
    on investments  (6)........................ $   29.15     $    28.96    $    27.36    $    22.25     $   18.25
  Return on average shareholders' equity (7)...     15.1%          15.4%         13.1%         15.0%         18.5%
  Interest coverage ratio (8)..................      7.33x          7.98x         7.19x         7.87x         5.98x

                                                                         December 31, (1)
                                               --------------------------------------------------------------------
                                                  2000          1999           1998          1997          1996
                                               -----------   -----------   -----------   -----------    -----------
BALANCE SHEET DATA:                                                   (dollars in thousands)
  Total investments..........................  $ 2,488,289   $ 2,535,571   $ 2,519,631   $ 2,666,007    $ 2,343,108
  Total assets...............................    3,440,010     3,395,688     3,287,057     3,203,713      2,857,906
  Long-term debt.............................      267,770       283,938       265,165       178,769        231,004
  Capital Securities (9).....................      100,000       100,000       100,000       100,000             -
  Shareholders' equity.......................      538,193       501,417       566,440       509,486        366,965
  Debt to total capitalization ratio (10)....       29.6%          32.1%         28.5%         22.7%         38.6%

(1) Reflects the acquisitions of Matrix in 1998 and SNCC in 1996. See Note B to the Consolidated Financial Statements.

(2) In 2000, the Company recognized investment losses of $89.7 million, net of an income tax benefit of $48.3 million, primarily attributable to the liquidation of a substantial majority of the investments of its investment subsidiaries and the termination of U.S. Treasury futures and options contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to the Consolidated Financial Statements.

(3) Income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends on Capital Securities of Delphi Funding L.L.C.

(4) In 1999, the Company disposed of Unicover and recognized an after-tax loss of $13.8 million on the disposition. After-tax income from Unicover's operations totaled $13.2 million in 1998. See Note Q to the Consolidated Financial Statements. The Company discontinued its long-term care business and recorded a one-time after-tax charge of $5.8 million in 1996 attributable to this discontinuance. After-tax operating losses on this business were $0.8 in 1996.

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

(8) The interest coverage ratio is calculated by dividing income from continuing operations excluding realized investment gains and losses and before interest and income tax expense and dividends on the Capital Securities by interest expense (1996 excludes interest paid in connection with the settlement of prior-year federal income taxes).

(9) Reflects the issuance of $100.0 million of Capital Securities by Delphi Funding L.L.C. (the "Capital Securities"). See Note J to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Premium and Fee Income. Premium and fee income in 2000 was $466.4 million as compared to $485.3 million in 1999. Premiums from non-core group employee benefit products decreased to $47.3 million in 2000 from $110.4 million in 1999 due to the Company's termination of its participations in the reinsurance pools in which it had historically participated and a lower level of premium from LPTs, which are episodic in nature. See "Business - Group Employee Benefit Products" and "Business - Reinsurance." The Company does not expect its withdrawals from these reinsurance pools to have a material impact on its financial results. Premiums from core group employee benefit products increased 12% to $400.4 million in 2000 from $357.5 million in 1999. This increase reflects strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Excess workers' compensation premiums increased 17% as compared to 1999. This increase reflects improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. There has also been disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors. This disruption has created opportunities for SNCC. Deposits from the Company's asset accumulation products, including the Company's MVA annuity products, increased 106% to $160.5 million in 2000 from $77.8 million in 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 2000 is principally the result of an increase in the number of networks of independent agents distributing the Company's expanded line of annuity products and a more favorable environment for fixed annuity sales. The Company is maintaining its disciplined approach in establishing crediting rates on its asset accumulation products. During the early part of 2001, market interest rates and the resulting interest rate spreads available to the Company on these products declined. Accordingly, the level of deposits achieved in 2000 may not be representative of the level of deposits attainable in 2001.

Net Investment Income. Net investment income in 2000 increased $3.7 million to $184.6 million from $180.9 million in 1999. This increase primarily reflects an increase in average invested assets offset by a decrease in the weighted average annual yield on invested assets in 2000. The weighted average annual yield on invested assets was 7.3% on average invested assets of $2,522.1 million in 2000 and 7.4% on average invested assets of $2,445.4 million in 1999. In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries and, in the first quarter of 2001, repaid in full the $150.0 million of outstanding borrowings under its $150.0 million revolving credit facility. As a result, the Company anticipates earning a lower level of investment income in 2001. See "Liquidity and Capital Resources
- General."

Benefits and Expenses. Policyholder benefits and expenses were $493.6 million in 2000 as compared to $521.2 million in 1999. This decrease primarily reflects the decrease in premiums from the Company's non-core group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased from 95.2% in 1999 to 92.3% in 2000. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products increased by $6.6 million in 2000, principally due to an increase in average funds under management from $622.9 million in 1999 to $674.5 million in 2000. Also contributing to this increase was an increase in the weighted average annual crediting rate on asset accumulation products from 5.3% in 1999 to 5.7% in 2000.

Net Realized Investment Losses. Net realized investment losses were $138.0 million in 2000 as compared to $25.7 million in 1999. The Company's investment strategy results in periodic sales of securities and the recognition of related investment gains and losses. In the fourth quarter of 2000, the Company implemented a strategic decision to liquidate a substantial majority of the investments of its investment subsidiaries, resulting in realized losses of $72.5 million. In addition, net investment losses realized in 2000 include $58.5 million of losses on closed U.S. Treasury futures and options contracts. See "Liquidity and Capital Resources - General," "Liquidity and Capital Resources - Asset/Liability Management and Market Risk" and Note C to the Consolidated Financial Statements.

Interest Expense. Interest expense was $21.5 million in 2000 as compared to $18.2 million in 1999. This increase was primarily due to increases in the weighted average outstanding borrowings and the weighted average borrowing rate under the $150.0 million revolving credit facility, partially offset by a decrease in the average principal amount of the SIG Senior Notes due to the scheduled partial principal repayment on the notes in 2000. During the first quarter of 2001, the Company repaid in full the $150.0 million of outstanding borrowings under its $150.0 million revolving credit facility. As a result, the Company anticipates a lower level of interest expense in 2001.

Income Tax (Benefit) Expense. The income tax benefit was $4.9 million in 2000 as compared to income tax expense of $30.9 million in 1999. The income tax benefit in 2000 was attributable to the recognition of investment losses. The Company's effective tax rate excluding net realized investment losses was 31.9% in 2000 and 31.5% in 1999.

1999 COMPARED TO 1998

Premium and Fee Income. Premium and fee income in 1999 was $485.3 million as compared to $426.9 million in 1998, an increase of 14%. Premiums from non-core group employee benefit products increased to $110.4 million in 1999 from $89.6 million in 1998 due to a higher level of premium from LPTs, which are episodic in nature. Premiums from core group employee benefit products increased 9% to $357.5 million in 1999 from $326.8 million in 1998. This growth reflects high levels of new business production and normal growth in employment and salary levels for the Company's existing customer base. Excess workers' compensation premiums for 1999 were in line with 1998 levels reflecting improvements in the pricing environment in this market sector. Deposits from the Company's asset accumulation products, including the Company's MVA annuity products, were $77.8 million in 1999 as compared to $46.3 million in 1998. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 1999 is principally the result of an increase in the number of networks of independent agents distributing the Company's annuity products, as well as enhancements made to the Company's products to improve their competitive position in the marketplace and a more favorable environment for fixed annuity sales due to increases in interest rates during 1999.

Net Investment Income. Net investment income in 1999 was $180.9 million as compared to $168.7 million in 1998, an increase of 7%. This increase primarily reflects an increase in the weighted average annual yield on invested assets. The weighted average annual yield on invested assets was 7.4% on average invested assets of $2,445.4 million in 1999 and 6.5% on average invested assets of $2,577.5 million in 1998.

Benefits and Expenses. Policyholder benefits and expenses were $521.2 million in 1999 as compared to $470.6 million in 1998, an increase of 11%. This increase primarily reflects the increase in premiums from the Company's non-core group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased from 96.5% in 1998 to 95.2% in 1999. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products decreased by $2.5 million in 1999 principally due to a decrease in average funds under management from $628.7 million in 1998 to $622.9 million in 1999, partially offset by an increase in the weighted average annual crediting rate on asset accumulation products from 5.2% in 1998 to 5.3% in 1999.

Net Realized Investment (Losses) Gains. Net realized investment losses were $25.7 million in 1999 as compared to net realized investment gains of $8.1 million in 1998. The Company's investment strategy results in periodic sales of securities and the recognition of related investment gains and losses.

Interest Expense. Interest expense was $18.2 million in 1999 as compared to $17.4 million in 1998. This increase was primarily due to an increase in average outstanding borrowings under the $150.0 million revolving credit facility, partially offset by a decline in the weighted average borrowing rate on this facility and a decrease in the average principal amount of the SIG Senior Notes due to the scheduled partial principal repayment on the notes in 1999.

Income Tax Expense. The Company's effective tax rate excluding realized investment losses and gains was 31.5% in 1999 and 30.7% in 1998.

Discontinued Operations. Effective April 30, 1999, the Company completed the disposition of Unicover, which was acquired in the fourth quarter of 1998. The Company recognized a loss of $13.8 million on the disposition of the operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. Income from

Unicover's operations totaled $13.2 million in 1998, net of tax expense of $8.8 million. See Note Q to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $266.9 million of financial resources available at the holding company level at December 31, 2000, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries were primarily invested in fixed maturity securities, balances with independent investment managers and marketable securities. In the fourth quarter of 2000, as a result of a strategic decision to deleverage its holding company and to further emphasize insurance operations, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The Company used the proceeds from these sales to repay in full the $150.0 million of outstanding borrowings under its revolving credit facility in the first quarter of 2001. As a result, the financial resources at the holding company level decreased by approximately $150.0 million. These investments contributed a significant amount to earnings over the last few years. As a result, the Company anticipates earning a lower level of income in 2001 due to this strategic decision.

In June 2000, the Company entered into an additional revolving credit facility with a group of lenders. The amount of this facility was $80.0 million at December 31, 2000. This facility may be increased up to a total of $100.0 million at the Company's option if additional loan commitments are obtained. This facility, which expires in April 2003, is subject to certain restrictions and financial covenants, which are substantially identical to those contained in the Company's existing revolving credit facility. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend and stock repurchase limitations. The Company did not have any outstanding borrowings under this facility at December 31, 2000. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2001, RSLIC will be permitted, without prior regulatory approval, to make dividend payments of $55.6 million. In addition, SNCC will be permitted, without regulatory or other approval, to make dividend payments of $22.2 million in 2001. Additional dividends may also be paid by RSLIC and SNCC with the requisite approvals. See "Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding lease commitments and other operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreements, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The maximum amount of borrowings available under the $150.0 million revolving credit facility will be reduced to the following amounts in October of each year: 2001 - $110.0 million and 2002 - $60.0 million. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 with a final maturity in May 2003 and have an outstanding principal balance of $27.0 million at December 31, 2000. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. See Note E to the Consolidated Financial Statements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company's operations.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries and additional borrowings available under the Credit Agreements, are expected to exceed the Company's current and long-term cash requirements.

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

Cash Flows. Operating activities increased cash and cash equivalents by $90.2 million in 2000, excluding $58.1 million of funds from a rescinded reinsurance transaction which were returned to the ceding company in the first quarter of 2000 and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves. Operating cash flows in 1999 increased by $52.8 million, excluding cash inflows of $58.1 million of funds related to the rescinded reinsurance transaction and $10.0 million related to the recapture of ceded group employee benefit product reserves (see Note O to the Consolidated Financial Statements). The increase in operating cash flows is primarily due to federal income tax refunds received in 2000. Net investing activities used $458.0 million of cash during 2000 primarily for the purchase of securities, and financing activities provided $144.0 million of cash principally due to advances from the Federal Home Loan Bank and deposits from asset accumulation products.

Investments. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio primarily consists of investments in fixed maturity securities, cash and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 2000. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2000, 23% of the Company's total invested assets were comprised of mortgage-backed securities, of which approximately 43% are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 57% consists of investments in trusts created by banks and finance and mortgage companies. Ninety-five percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its life insurance subsidiaries, maintains a program in which various investments were financed using advances from the Federal Home Loan Bank. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2000, the Company had outstanding advances of $148.5 million, of which $73.5 million were borrowed by the Company during 2000. The advances, of which $130.0 million were obtained at a fixed rate and $18.5 million were obtained at a variable rate, have a weighted average term to maturity of 9.2 years. At the Company's current level of advances, a repayment of $6.5 million will be required in April 2001. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary.

The ability of the Company's insurance subsidiaries to make investments is subject to the insurance laws and regulations of their respective state of domicile. Each of these states has comprehensive investment regulations. In addition, the Credit Agreements and, as to SNCC, the SIG Senior Notes also contain limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company's investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on matching its invested assets and related liabilities to seek to minimize the exposure to fluctuations in interest rates and by the periodic adjustment of the crediting rates on annuity products. In addition, the Company, at times, has utilized exchange-traded futures and option contracts to reduce the risk associated with changes in the value of its fixed maturity portfolio due to changes in the interest rate environment and to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases. Generally, market prices of fixed maturity securities decline in an environment of increasing interest rates in a manner similar to that of U.S. Treasury securities. Therefore, in order to reduce the extent of this interest rate risk, the Company, at times, entered into option contracts and short U.S. Treasury futures, the value of which typically rises in such an environment. During 2000, market interest rates, particularly rates on U.S. Treasury securities, decreased, causing the value of these futures and option contracts to decline. As a result, the Company terminated all of these contracts in the fourth quarter of 2000 and recognized related losses of $58.5 million. The Company discontinued this strategy due to the continuing volatility in the relationship between yields on U.S. Treasury securities and yields on other categories of fixed income securities, as well as impending changes in the accounting rules applicable to futures and options contracts used for hedging purposes.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $55.0 million at December 31, 2000 as compared to a decline of approximately $79.7 million at December 31, 1999. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes experienced under given interest rate scenarios.

A portion of the Company's trading account portfolio consists of equity securities which are subject to risks resulting from, among other things, changes in the level of equity prices. To reduce the extent of this risk, the Company has entered into corresponding short positions relating to certain of these securities. If the fair value of the Company's trading account securities were to decrease by 10% from their year-end levels, the fair value of these securities, net of the corresponding change in the fair value of the related short positions, would decrease by approximately $2.9 million at December 31, 2000 as compared to a decline of approximately $10.9 million at December 31, 1999.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. Approximately 44% of the Company's corporate debt was issued at fixed interest rates. A hypothetical 10% decrease in market interest rates would cause a corresponding $1.3 million increase in the fair value of the Company's fixed-rate corporate debt at December 31, 2000 as compared to an increase of $1.8 million at December 31, 1999. Because interest expense on the Company's floating-rate corporate debt fluctuates as prevailing interest rates change, changes in market interest rates would not materially affect its fair value.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services and tax laws and regulations, and market pricing and competitive trends relating to insurance products and services, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 26 of this Form 10-K.

(b)    No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

   2.1 Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (7)

   2.2 Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (11)

   2.3 Stock Purchase Agreement, dated as of October 1, 1998, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC and the Shareholders named therein (11)

   2.4 Merger, Exchange and Release Agreement, dated April 30, 1999, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC, Unicover Management Partners, LLC and the Buyers named therein (12)

   3.1 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (3)

   3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (8)

   3.3 Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (8)

   3.4     Amended and Restated By-laws of Delphi Financial Group, Inc. (3)

   4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (8.0% Senior Notes due 2003) (4)

   4.2 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a))(9)

   4.3 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (9)

   4.4 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (9)

  10.1 Fourth Amended and Restated Credit Agreement dated as of June 1, 2000, among the Company, the Lenders named therein, The Bank of New York and Fleet National Bank, as Co-Agents, and Bank of America N.A., as Administrative Agent and Collateral Agent (Exhibit 10.1)(13)

  10.2 Credit Agreement, dated as of June 1, 2000, among the Company, the Lenders named therein, Fleet National Bank and First Union National Bank, as Co-Syndication Agents, and Bank of America, N.A., as Administrative Agent and Collateral Agent (Exhibit 10.2)(13)

  10.3 Borrower Pledge Agreement, dated as of February 23, 1993, between the Company and Bank of America Illinois (Exhibit 10.2) (2)

  10.4 Delphi Financial Group, Inc. Second Amended and Restated Employee Nonqualified Stock Option Plan, as amended May 9, 2000 (Exhibit 10.3)
           (13)

  10.5 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.3) (2)

  10.6 Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.8) (3)

  10.7 Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9) (3)

  10.8 Assumption Reinsurance Agreement, dated as of December 5, 1988, between John Alden Life Insurance Company and Reliance Standard Life Insurance Company (Exhibit 10.11) (3)

  10.9 Delphi Financial Group, Inc. Long-Term Performance-Based Incentive Plan (10)

  10.10 Settlement Agreement and Release of February 1988 among Insurers Service Corporation, Frank B. Hall & Co. Inc., Reliance Group Holdings Inc. and Safety National Casualty Corporation, as supplemented and amended by letter agreement dated March 4, 1996 (Exhibit 10.11) (6)

  10.11    SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (6)

  10.12 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30)
           (7)

  10.13 Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(7)

  10.14 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (7)

  10.15 Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan (Exhibit 10.26) (10)

  10.16 Indemnity Coinsurance Agreement and Administrative Services Agreement, dated as of October 3, 1994, between Reliance Standard Life Insurance Company and Protective Life Insurance Company (Exhibit 10.21) (5)

  10.17 Indemnity Coinsurance Agreement, dated as of June 30, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.22) (1)

  10.18 Indemnity Coinsurance Agreement, dated as of October 31, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.23) (1)

  10.19 Indemnity Coinsurance Agreement, dated as of March 31, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York (filed with the Trust Agreement dated as of April 27, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York) (Exhibit 10.24) (1)

  10.20 Indemnity Coinsurance Agreement, dated as of December 31, 1992, between Reliance Standard Life Insurance Company and Lamar Life Insurance Company (Exhibit 10.25) (1)

  10.21 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (5)

  10.22 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (6)

  10.23 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc., and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (6)

  10.24 Subsidiary Pledge Agreement, dated as of March 5, 1996, between SIG Holdings, Inc. and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.27) (6)

  10.25 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd. (Exhibit 10.27) (10)

  10.26 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (Exhibit 10.28) (10)

  11.1     Computation of Results per Share of Common Stock (14)

  21.1     List of Subsidiaries of the Company (15)

  23.1     Consent of Ernst & Young LLP (15)

  24.1     Powers of Attorney (15)

----------

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

(5) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1994.

(6) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1995.

(7) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).

(8) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997.

(9) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated March 21, 1997.

(10) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

(11) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1998.

(12) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 1999.

(13) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000.

(14) Incorporated herein by reference to Note N to the Consolidated Financial Statements included elsewhere herein.

(15)       Filed herewith.

(d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 25 of this Form 10-K are included under Item 8 and are presented beginning on page 49 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Delphi Financial Group, Inc.

                                     By:  /S/ ROBERT ROSENKRANZ
                                          -------------------------------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                          Capacity                         Date
----                                                          --------                         ----
 /S/              ROBERT ROSENKRANZ                           Chairman of the Board,           March 28, 2001
----------------------------------------------------------    President and Chief Executive
                 (Robert Rosenkranz)                          Officer (Principal Executive
                                                              Officer)

                          *                                   Director                         March 28, 2001
----------------------------------------------------------
                   (Edward A. Fox)

                          *                                   Director                         March 28, 2001
----------------------------------------------------------
                (Charles P. O'Brien)

                          *                                   Director                         March 28, 2001
----------------------------------------------------------
                 (Lewis S. Ranieri)

                          *                                   Director                         March 28, 2001
----------------------------------------------------------
                 (Thomas L. Rhodes)

 /S/            ROBERT M. SMITH, JR.                          Director and Executive           March 28, 2001
----------------------------------------------------------    Vice President
               (Robert M. Smith, Jr.)


                          *                                                                    March 28, 2001
----------------------------------------------------------
                 (B.K. Werner)

                          *                                   Vice President and               March 28, 2001
----------------------------------------------------------    Treasurer (Principal
                Lawrence E. Daurelle                          Accounting and Financial
                                                              Officer)

* BY:  /S/             ROBERT ROSENKRANZ
      -----------------------------------------------------
                       Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31, 2000
                                                          ---------------------------------------------------------
                                                             First         Second           Third         Fourth
                                                            Quarter       Quarter          Quarter        Quarter
                                                          -----------    -----------    -----------     -----------
Revenues excluding realized investment losses........     $   163,435    $   158,659    $   166,648     $   162,191
Revenues.............................................         161,888        158,654        164,580          27,764
Income from continuing operations, excluding
   realized investment losses........................          22,300         22,911         22,646          18,581
Income (loss) from continuing operations.............          21,294         22,908         21,302         (68,797)
Net income (loss)....................................          21,294         22,908         21,302         (68,797)
Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment losses.....................     $     1.09     $     1.13     $     1.11      $     0.91
   Income (loss) from continuing operations..........           1.04           1.13           1.05           (3.36)
   Net income (loss).................................           1.04           1.13           1.05           (3.36)
Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment losses.....................     $     1.06     $     1.09     $     1.07      $     0.91
   Income (loss) from continuing operations..........           1.01           1.09           1.01           (3.36)
   Net income (loss).................................           1.01           1.09           1.01           (3.36)

                                                                        Year Ended December 31, 1999
                                                          ---------------------------------------------------------
                                                             First         Second           Third         Fourth
                                                            Quarter       Quarter          Quarter        Quarter
                                                          -----------    -----------    -----------     -----------
Revenues excluding realized investment losses........     $   169,162    $   157,981    $   172,575     $   166,495
Revenues.............................................         168,045        149,601        166,786         156,061
Income from continuing operations, excluding
   realized investment losses........................          20,255         20,058         20,455          20,082
Income from continuing operations....................          19,529         14,611         16,692          13,300
Net income...........................................           5,682         14,611         16,692          13,300
Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment losses.....................     $     0.95     $     0.96     $     0.98      $     0.96
   Income from continuing operations.................           0.92           0.70           0.80            0.64
   Net income........................................           0.27           0.70           0.80            0.64
Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment losses.....................     $     0.92     $     0.93     $     0.95      $     0.93
   Income from continuing operations.................           0.89           0.68           0.77            0.62
   Net income........................................           0.26           0.68           0.77            0.62

The results of interim periods may not be indicative of the results for the entire year. Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.

In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The Company used the proceeds from these sales to repay in full the $150.0 million of outstanding borrowings under its $150.0 million revolving credit facility in the first quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to the Consolidated Financial Statements. Results for the first quarter of 1999 include a loss on the disposition of Unicover, which was acquired in the fourth quarter of 1998. See Note Q to the Consolidated Financial Statements and "Other Transactions."

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
                                                                                                               ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

     Report of Independent Auditors.......................................................................       27

     Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998.....................       28

     Consolidated Balance Sheets - December 31, 2000 and 1999.............................................       29

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998.......       30

     Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998.................       31

     Notes to Consolidated Financial Statements...........................................................       32


Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

     Schedule I, Summary of Investments Other Than Investments in Related Parties.........................       49

     Schedule II, Condensed Financial Information of Registrant...........................................       50

     Schedule III, Supplementary Insurance Information....................................................       54

     Schedule IV, Reinsurance.............................................................................       55

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations..............       56

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 5, 2001

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
Revenue:
   Premium and fee income.............................................   $   466,357    $   485,268     $   426,874
   Net investment income..............................................       184,576        180,945         168,692
   Net realized investment (losses) gains.............................      (138,047)       (25,720)          8,060
                                                                         -----------    -----------     -----------
                                                                             512,886        640,493         603,626
                                                                         -----------    -----------     -----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders............       342,758        378,409         342,997
   Commissions........................................................        40,327         35,208          34,010
   Amortization of cost of business acquired..........................        29,726         27,467          25,758
   Other operating expenses...........................................        80,751         80,134          67,841
                                                                         -----------    -----------     -----------
                                                                             493,562        521,218         470,606
                                                                         -----------    -----------     -----------
      Income from continuing operations before interest and income tax
        (benefit) expense and dividends on Capital Securities of
        Delphi Funding L.L.C..........................................        19,324        119,275         133,020

Interest expense......................................................        21,457         18,178          17,369
                                                                         -----------    -----------     -----------

      (Loss) income from continuing operations before income tax (benefit)
        expense and dividends on Capital Securities of
        Delphi Funding L.L.C..........................................        (2,133)       101,097         115,651

Income tax (benefit) expense..........................................        (4,892)        30,913          35,797
                                                                         -----------    -----------     -----------

      Income from continuing operations before dividends on
        Capital Securities of Delphi Funding L.L.C....................         2,759         70,184          79,854

Dividends on Capital Securities of Delphi Funding L.L.C...............         6,052          6,052           6,052
                                                                         -----------    -----------     -----------

      (Loss) income from continuing operations........................        (3,293)        64,132          73,802

Discontinued operations, net of income tax (benefit) expense:
   Income from operations.............................................             -              -          13,233
   Loss on disposal...................................................             -        (13,847)             -
                                                                         -----------    -----------     ----------

      Net (loss) income...............................................   $    (3,293)   $    50,285     $    87,035
                                                                         ===========    ===========     ===========

Basic results per share of common stock:
   Income from continuing operations excluding
      realized investment (losses) gains..............................   $      4.24    $      3.85     $     3.25
   (Loss) income from continuing operations...........................         (0.16)          3.06           3.50
   Net (loss) income..................................................         (0.16)          2.40           4.13

Diluted results per share of common stock:
   Income from continuing operations excluding
      realized investment (losses) gains..............................   $      4.24    $      3.73     $     3.13
   (Loss) income from continuing operations...........................         (0.16)          2.96           3.37
   Net (loss) income..................................................         (0.16)          2.32           3.97


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                           2000            1999
                                                                                      ------------     ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale ...............................   $  2,010,634     $  1,715,289
      Cash and cash equivalents....................................................         56,093          357,692
      Other investments............................................................        421,562          462,590
                                                                                      ------------     ------------
                                                                                         2,488,289        2,535,571
   Cost of business acquired.......................................................        156,556          144,172
   Reinsurance receivables.........................................................        437,844          386,229
   Other assets....................................................................        289,433          258,625
   Assets held in separate account.................................................         67,888           71,091
                                                                                      ------------     ------------
      Total assets.................................................................   $  3,440,010     $  3,395,688
                                                                                      ============     ============

Liabilities and Shareholders' Equity:
   Future policy benefits..........................................................   $    523,911     $    528,247
   Unpaid claims and claim expenses................................................        646,233          612,440
   Policyholder account balances...................................................        782,452          676,664
   Corporate debt..................................................................        267,770          283,938
   Advances from Federal Home Loan Bank............................................        149,409           75,495
   Other liabilities and policyholder funds........................................        374,292          555,904
   Liabilities related to separate account.........................................         57,750           61,583
                                                                                      ------------     ------------
      Total liabilities............................................................      2,801,817        2,794,271
                                                                                      ------------     ------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company....................................................        100,000          100,000
                                                                                      ------------     ------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized......................              -               -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         16,844,982 and 16,285,161 shares issued and outstanding, respectively.....            168              163
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         4,839,072 and 5,180,072 shares issued and outstanding, respectively.......             48               52
      Additional paid-in capital...................................................        366,834          364,390
      Net unrealized depreciation on investments...................................        (53,622)        (101,465)
      Retained earnings............................................................        274,060          277,353
      Treasury stock, at cost; 1,435,390 and 1,110,290 shares of
         Class A Common Stock, respectively........................................        (49,295)         (39,076)
                                                                                      ------------     ------------
         Total shareholders' equity................................................        538,193          501,417
                                                                                      ------------     ------------
             Total liabilities and shareholders' equity............................   $  3,440,010     $  3,395,688
                                                                                      ============     ============


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                         Unrealized
                                     Class A    Class B    Additional  (Depreciation)
                                     Common     Common      Paid-in     Appreciation on   Retained     Treasury
                                      Stock      Stock      Capital     Investments       Earnings       Stock        Total
                                    --------   --------    ----------   -----------       --------     --------      -------
Balance, January 1, 1998.........   $    129   $     62    $  262,963   $   40,545      $  205,787    $       -     $  509,486
                                                                                                                    ----------
Net income.......................          -          -             -            -          87,035            -         87,035
Decrease in net unrealized
    appreciation on investments..          -          -             -      (58,619)              -            -        (58,619)
                                                                                                                     ---------
Comprehensive income.............                                                                                       28,416

Issuance of stock, exercise of
    stock options and share
    conversions..................         15        (10)       28,542            -               -            -         28,547
Stock dividends..................          6          2        37,518            -         (37,535)           -             (9)
                                    --------   --------    ----------   ----------      ----------   ----------      ---------

Balance, December 31, 1998.......   $    150   $     54    $  329,023   $  (18,074)     $  255,287   $        -      $  566,440
                                    ========   ========    ==========   ==========      ==========   ==========      ==========

Balance, January 1, 1999.........   $    150   $     54    $  329,023   $  (18,074)     $  255,287   $        -      $  566,440
                                                                                                                     ----------
Net income.......................         -          -              -            -          50,285            -          50,285
Increase in net unrealized
   depreciation on investments...         -          -              -      (83,391)              -            -         (83,391)
                                                                                                                     -----------
Comprehensive loss...............                                                                                       (33,106)

Issuance of stock, exercise of
   stock options and share
   conversions...................          7         (4)        7,162            -               -            -           7,165
Stock dividends..................          6          2        28,205            -         (28,219)           -              (6)
Acquisition of Treasury Stock....          -          -             -            -               -      (39,076)        (39,076)
                                    --------   --------    ----------   ----------      ----------   ----------      ----------

Balance, December 31, 1999.......   $    163   $     52    $  364,390   $ (101,465)     $  277,353   $  (39,076)     $  501,417
                                    ========   ========    ==========   ==========      ==========   ==========      ==========

Balance, January 1, 2000.........   $    163   $     52    $  364,390   $ (101,465)     $  277,353   $  (39,076)     $  501,417
                                                                                                                     ----------
Net loss.........................          -          -             -            -          (3,293)           -          (3,293)
Decrease in net unrealized
   depreciation on investments...          -          -             -       47,843               -            -          47,843
                                                                                                                     ----------
Comprehensive income.............          -          -             -            -               -            -          44,550

Issuance of stock, exercise of
    stock options and share
    conversions..................          5         (4)        2,444            -               -            -           2,445
Acquisition of Treasury Stock....          -          -             -            -               -      (10,219)        (10,219)
                                    --------   --------    ----------   ----------      ----------   ----------      ----------
Balance, December 31, 2000.......   $    168   $     48    $  366,834   $  (53,622)     $  274,060   $  (49,295)     $  538,193
                                    ========   ========    ==========   ==========      ==========   ==========      ==========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
Operating activities:
   Net (loss) income..................................................   $    (3,293)   $    50,285     $    87,035
   Adjustments to reconcile net (loss) income to net cash provided
        (used) by operating activities:
      Change in policy liabilities and policyholder accounts..........        71,934         98,609          83,420
      Net change in reinsurance receivables and payables..............      (101,676)        24,209        (124,445)
      Amortization, principally the cost of business acquired
        and investments...............................................         5,730         (4,375)        (41,137)
      Deferred costs of business acquired.............................       (51,840)       (41,781)        (36,367)
      Net realized losses (gains) on investments......................       138,047         25,720          (8,060)
      Net change in trading account securities........................       (15,957)       (23,830)         20,513
      Net change in federal income tax liability......................          (107)         2,319         (36,171)
      Discontinued operations.........................................             -         13,847         (13,233)
      Other...........................................................       (30,434)       (24,122)        (13,689)
                                                                         -----------    -----------     -----------
        Net cash provided (used) by operating activities..............        12,404        120,881         (82,134)
                                                                         -----------    -----------     -----------
Investing activities:
   Purchases of investments and loans made............................    (1,017,372)    (1,891,063)     (3,169,570)
   Sales of investments and receipts from repayment of loans..........       473,467      1,888,006       3,520,827
   Maturities of investments..........................................        72,494         89,134          38,798
   Sale of real estate................................................        16,656              -               -
   Business acquisitions, net of cash acquired........................        (2,610)        (8,993)        (11,803)
   Disposition (acquisition) of discontinued operations...............             -         20,968         (21,581)
   Change in deposit in separate account..............................          (631)        (1,467)          1,261
                                                                         -----------    -----------     -----------
        Net cash (used) provided by investing activities..............      (457,996)        96,585         357,932
                                                                         -----------    -----------     -----------
Financing activities:
   Deposits to policyholder accounts..................................       164,203         81,729          50,485
   Withdrawals from policyholder accounts.............................       (83,376)       (68,877)        (83,388)
   Proceeds from issuance of common stock
      and exercise of stock options...................................         2,445          2,177           1,572
   Acquisition of Treasury Stock......................................       (10,219)       (39,076)              -
   Borrowings under Credit Agreements.................................        19,000        142,000         139,000
   Principal payments under Credit Agreements.........................       (26,000)      (114,000)        (58,000)
   Principal payment under SIG Senior Notes...........................        (9,000)        (9,000)              -
   Change in liability for Federal Home Loan Bank advances............        73,500              -        (125,000)
   Change in liability for securities loaned or sold under agreements
      to repurchase...................................................        13,440       (153,570)         47,796
                                                                         -----------    -----------     -----------
        Net cash provided (used) by financing activities..............       143,993       (158,617)        (27,535)
                                                                         -----------    -----------     -----------
(Decrease) increase in cash and cash equivalents......................      (301,599)        58,849         248,263
Cash and cash equivalents at beginning of year........................       357,692        298,843          50,580
                                                                         -----------    -----------     -----------
      Cash and cash equivalents at end of year........................   $    56,093    $   357,692     $   298,843
                                                                         ===========    ===========     ===========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation. As of December 31, 2000, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company, an irrevocable proxy and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of shareholders' equity, net of the related income tax benefit or expense. Other investments consist primarily of trading account securities, equity securities and amounts receivable from investment sales. Trading account securities include bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in income. Interest income, dividend income and realized gains and losses from trading account securities are also included in income. Equity securities are carried at fair value with unrealized appreciation or depreciation included as a component of shareholders' equity, net of the related income tax benefit or expense. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 2000, reserves with a carrying value of $491.3 million have been discounted at rates ranging from 3.7% to 7.5%.

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

Recently Adopted Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company adopted SFAS No. 133 effective January 1, 2001. Because the Company had no material derivative positions outstanding at this time, the impact on the Company's financial position and results of operations was not material.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities," that replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This standard revises the accounting for securitizations, other financial asset transfers and collateral associated with securities lending transactions and requires certain additional disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company's December 31, 2000 financial statements. The adoption of those provisions effective in 2000 did not have a material effect on the Company's financial position or results of operations. The Company does not expect the adoption of those provisions effective after March 31, 2001 to have a material effect on its financial position or results of operations.

In 1998, the National Association of Insurance Commissioners (the "NAIC") approved a codification of statutory accounting principles, which became effective on January 1, 2001, and serves as a comprehensive and standardized statement of statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's insurance subsidiaries will use to prepare their statutory financial statements; however, the Company does not believe that such changes will have a material adverse impact on the statutory financial condition of any of these subsidiaries.


NOTE B - ACQUISITIONS

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 409,424 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of notes payable. Additional consideration of up to $5.2 million in cash is payable if Matrix's earnings meet specified targets over the four-year period subsequent to the acquisition. During 2000, the Company paid $2.6 million of the contingent consideration which was due with respect to the initial two-year period. The Matrix acquisition was accounted for using the purchase accounting method, and the results of Matrix were included in the Company's results from June 30, 1998, the date of the acquisition. Goodwill recorded in connection with the Matrix acquisition is being amortized on a straight-line basis over 25 years.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                              December 31, 2000
                                                        -----------------------------------------------------------
                                                                            Gross           Gross
                                                           Amortized     Unrealized     Unrealized        Fair
                                                             Cost           Gains          Losses          Value
                                                        -------------    -----------    -----------    ------------
                                                                           (dollars in thousands)
   Mortgage-backed securities........................   $     599,285    $     3,449    $   (31,075)   $    571,659
   Corporate securities..............................         883,503          7,525        (56,639)        834,389
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................         286,683          2,525         (9,728)        279,480
   Obligations of U.S. states, municipalities and
      political subdivisions.........................         302,541          3,554        (10,903)        295,192
   Securities sold under agreements to repurchase....          31,213              2         (1,301)         29,914
                                                        -------------    -----------    -----------    ------------
      Total fixed maturity securities................   $   2,103,225    $    17,055    $  (109,646)   $  2,010,634
                                                        =============    ===========    ===========    ============

                                                                              December 31, 1999
                                                        ---------------------------------------------------------
                                                                            Gross           Gross
                                                           Amortized     Unrealized     Unrealized         Fair
                                                             Cost           Gains          Losses          Value
                                                        -------------    -----------    -----------      ---------
                                                                            (dollars in thousands)
   Mortgage-backed securities........................   $     564,274    $    16,826    $   (71,845)     $  509,255
   Corporate securities..............................         583,743          2,544        (58,102)        528,185
   U.S. Treasury and other U.S. Government
      guaranteed securities..........................         305,751          5,621        (41,124)        270,248
   Obligations of U.S. states, municipalities and
      political subdivisions.........................         418,128         12,533        (39,038)        391,623
   Securities sold under agreements to repurchase....          18,110              -         (2,132)         15,978
                                                        -------------    -----------    -------------     --------
      Total fixed maturity securities................   $  1,890,006     $    37,524    $  (212,241)     $1,715,289
                                                        ============     ===========    ===========      ==========

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2000, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                                                          Amortized          Fair
                                                                                            Cost          Value
                                                                                       ------------    ------------
                                                                                          (dollars in thousands)
    Mortgage-backed securities......................................................   $    611,450    $    583,187
    Other securities:
       Less than one year...........................................................        126,055         125,269
       Greater than 1, up to 5 years................................................        283,937         278,740
       Greater than 5, up to 10 years...............................................        341,763         315,185
       Greater than 10 years........................................................        740,020         708,253
                                                                                       ------------    ------------
          Total.....................................................................   $  2,103,225    $  2,010,634
                                                                                       ============    ============

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE C - INVESTMENTS - (CONTINUED)

Net investment income was attributable to the following:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                  (dollars in thousands)
   Gross investment income:
      Fixed maturity securities.......................................   $   161,973    $   151,738     $   183,828
      Other...........................................................        37,607         46,593             297
                                                                         -----------    -----------     -----------
                                                                             199,580        198,331         184,125
   Less: Investment expenses..........................................        15,004         17,386          15,433
                                                                         -----------    -----------     -----------
                                                                         $   184,576    $   180,945     $   168,692
                                                                         ===========    ===========     ===========

Net realized investment (losses) gains arose from the following:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                  (dollars in thousands)
   Fixed maturity securities..........................................   $  (103,318)   $   (14,792)    $    45,273
   Other investments..................................................       (34,729)       (10,928)        (37,213)
                                                                         -----------    -----------     -----------
                                                                         $  (138,047)   $   (25,720)    $     8,060
                                                                         ===========    ===========     ===========

Proceeds from sales of fixed maturity securities during 2000, 1999 and 1998 were $581.6 million, $1,652.5 million and $3,381.3 million, respectively. Gross gains of $8.9 million, $19.8 million and $98.2 million and gross losses of $49.2 million, $34.6 million and $52.9 million, respectively, were realized on those sales. The net losses realized on fixed maturity securities also include a $4.5 million provision for the permanent impairment in the value of certain securities and $58.5 million of losses on closed U.S. Treasury futures and options contracts, which were used to reduce the risk associated with changes in the value of the Company's fixed maturity portfolio. The fair value of these contracts declined during 2000 due to a decrease in market interest rates. The market value of the Company's fixed maturity portfolio did not correspondingly increase due to a widening of the spread between yields on corporate and other non-government fixed maturity securities and yields on U.S. Treasury securities, which resulted from extraordinary market conditions. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities classified as trading account securities. In 2000, losses realized on other investments include $40.7 million of losses associated with trading account securities.

The Company, at times, enters into futures and option contracts and interest rate swap agreements in connection with its investment strategy in order to profit from short-term differences in price. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment (losses) income of $(5.5) million and $3.0 million in 2000 and 1999, respectively, and net realized investment losses of $0.8 million and $14.0 million in 2000 and 1999, respectively, related to these instruments. The Company had no material outstanding futures and option contracts and interest rate swap agreements at December 31, 2000.

The change in unrealized depreciation on investments, primarily fixed maturity securities, included as a component of shareholders' equity was as follows:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
   Gross change in unrealized depreciation on investments (1).........   $   (18,700)   $  (100,109)    $   (53,380)
   Less:  Reclassification adjustment for (losses) gains
      included in net income (2)......................................       (66,543)       (16,718)          5,239
                                                                         -----------    ------------    -----------
   Net change in unrealized depreciation on investments...............   $    47,843    $   (83,391)    $   (58,619)
                                                                         ===========    ===========     ===========

(1) Net of tax benefit of $10.1 million, $53.9 million and $28.7 million, respectively.

(2) Net of tax (benefit) expense of $(35.8) million, $(9.0) million and $2.8 million, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE C - INVESTMENTS - (CONTINUED)

Unrealized (losses) gains on trading securities included in net investment income totaled $(4.5) million, $5.4 million and $(14.3) million for 2000, 1999 and 1998, respectively.

Bonds and short-term investments with amortized costs of $32.2 million and $30.0 million at December 31, 2000 and 1999, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $81.1 million and $95.7 million at December 31, 2000 and 1999, respectively.

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary. Amounts related to this program were not material as of December 31, 2000 and 1999.

Other investments at December 31, 2000 and 1999 include trading securities of $90.1 million and $308.0 million, respectively. To reduce its potential loss exposure, the Company has entered into short positions relating to certain of these securities. The liability for short positions related to the Company's trading portfolio totaled $61.5 million and $198.7 million at December 31, 2000 and 1999, respectively, and is included in other liabilities and policyholder funds on the balance sheet. Other investments also include equity securities of $46.5 million and $55.5 million, respectively, at December 31, 2000 and 1999, and amounts receivable from investment sales of $214.9 million and $19.8 million, respectively, at December 31, 2000 and 1999.

As of December 31, 2000 and 1999, approximately 23% and 21%, respectively, of the Company's total invested assets were comprised of mortgage-backed securities. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $166.2 million and $132.0 million at December 31, 2000 and 1999, respectively. Trading account securities included additional non-investment grade fixed maturity securities with fair values of $11.1 million and $67.0 million at December 31, 2000 and 1999, respectively. In the aggregate, non-investment grade securities constituted 7% and 8% of total invested assets at December 31, 2000 and 1999, respectively.

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 2000 was as follows: Tersk LLC - $88.2 million and Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $78.6 million. The Company's investment in Tersk LLC consisted of redeemable preferred securities of $80.1 million and common securities of $8.1 million at December 31, 2000. The Bankers Trust notes, which are classified as available for sale corporate securities, are privately-placed structured notes maturing in 2008 having a variable crediting rate which is linked, on an amortizing basis over the term of the notes, to the actual investment performance of a special purpose entity which owns investments in a diversified portfolio of investment vehicles of independent investment managers.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000

NOTE D - ACCIDENT AND HEALTH AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending accident and health and casualty future policy benefits and unpaid claims and claim expenses:

                                                                                   Year Ended December 31,
                                                                         -----------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     ----------
                                                                                   (dollars in thousands)
Balance at beginning of year, net of reinsurance......................   $   655,179    $   595,811     $   650,019
Add:
   Provisions for claims and claim expenses incurred in the
      current year, net of reinsurance................................       201,062        210,158         176,154
   Decrease in estimated claims and claim expenses incurred
      in prior years, net of reinsurance..............................        (7,003)        (5,783)         (6,658)
                                                                         -----------    -----------     -----------
   Incurred claims and claim expenses during the current
      year, net of reinsurance........................................       194,059        204,375         169,496
                                                                         -----------    -----------     -----------
Deduct claims and claim expenses paid, net of reinsurance,
      occurring during:
      Current year....................................................        50,290         46,017          35,669
      Prior year......................................................       141,383         98,990         188,035
                                                                         -----------    -----------     -----------
                                                                             191,673        145,007         223,704
                                                                         -----------    -----------     -----------
Balance at end of year, net of reinsurance............................       657,565        655,179         595,811
Reinsurance receivables at end of year................................       276,275        230,652         200,021
                                                                         -----------    -----------     -----------
   Balance at end of year, gross of reinsurance.......................   $   933,840    $   885,831     $   795,832
                                                                         ===========    ===========     ===========


NOTE E - CORPORATE DEBT

In June 2000, the Company entered into an additional revolving credit facility with a group of lenders. The amount of this facility was $80.0 million at December 31, 2000. This facility may be increased up to a total of $100 million at the Company's option if additional loan commitments are obtained. This facility is subject to certain restrictions and financial covenants, which are substantially identical to those contained in the Company's existing revolving credit facility. At December 31, 2000, the Company had no outstanding borrowings under the additional facility and $150.0 million outstanding under its existing facility; accordingly, the Company's available additional borrowing capacity was $80.0 million. At December 31, 1999 the Company had outstanding borrowings of $157 million under its revolving credit facility. The borrowings under the existing and additional revolving credit facilities (collectively, the "Credit Agreements") accrue interest at floating rates which are indexed to various published interest indices, and non-use fees are charged on any unused portions of the commitments. During 2000, the maximum amount of borrowings available under the $150.0 million revolving credit facility was reduced from $180.0 million and will continue to be reduced in accordance with the contractual schedule to the following amounts in October of each year: 2001 - $110.0 million and 2002 - $60.0 million. During the first quarter of 2001, the Company repaid in full the $150.0 million of outstanding borrowings under the $150.0 million revolving credit facility. The final maturity of the Credit Agreements is on April 1, 2003. The Credit Agreements are secured pro rata by a security interest in all of the common stock of RSLIC-Texas, the issued and outstanding common stocks of substantially all of the Company's non-insurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of borrowing. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment and dividend and stock repurchase limitations. As of December 31, 2000, the Company was in compliance in all material respects with the restrictions and covenants in the Credit Agreements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE E - CORPORATE DEBT - (CONTINUED)

The Company's $85.0 million of 8.0% Senior Notes due 2003 (the "Senior Notes") are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The Senior Notes are not redeemable prior to maturity or entitled to any sinking fund. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holders at 101% of the principal amount thereof, plus accrued and unpaid interest. The terms of the indenture pursuant to which the Senior Notes were issued contain certain covenants and restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 2000, the Company was in compliance in all material respects with the terms of the indenture.

In 1996, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes") which are collateralized by all of the common stock of SNCC. The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 with a final maturity in May 2003 and have an outstanding principal balance of $27.0 million at December 31, 2000. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions which set forth, among others, minimum statutory surplus requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 2000, SIG was in compliance in all material respects with the terms of the note agreement.

In conjunction with the acquisition of Matrix, the Company issued $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). The Subordinated Notes are unsecured obligations of the Company, and payments of principal and interest on the notes are subordinated to all of the Company's senior debt obligations.

Interest paid by the Company on its corporate debt totaled $21.0 million, $17.9 million and $17.0 million during 2000, 1999 and 1998, respectively.


NOTE F - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its life insurance subsidiaries, maintains a program in which various investments were financed using advances from the Federal Home Loan Banks of Pittsburgh and Dallas (collectively, the "FHLB"). As of December 31, 2000 and 1999, advances from the FHLB, including accrued interest, totaled $149.4 million and $75.5 million, respectively. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 7.5% and 7.8% at December 31, 2000 and 1999, respectively. The advances, of which $130.0 million were issued at a fixed rate and $18.5 million were issued at a variable rate, have a weighted average term of 9.2 years at December 31, 2000. These advances are collateralized by fixed maturity securities with a fair value of $179.2 million.


NOTE G - INCOME TAXES

Income tax (benefit) expense is reconciled to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax (benefit) expense as follows:

                                                                                   Year Ended December 31,
                                                                           --------------------------------------
                                                                             2000            1999           1998
                                                                           --------    -----------     ----------
                                                                                   (dollars in thousands)
   Federal income tax (benefit) expense at statutory rate ............     $    (744)    $   35,386      $  40,478
   Dividends received deduction and tax-exempt income.................        (6,160)        (7,185)        (6,264)
   Other..............................................................         2,012          2,712          1,583
                                                                           ---------      ---------      ---------
                                                                           $  (4,892)     $  30,913      $  35,797
                                                                           =========      =========      =========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE G - INCOME TAXES - (CONTINUED)

All of the Company's current and deferred income tax (benefit) expense is due to federal income taxes as opposed to state income taxes.

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability (asset) are as follows:

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                            2000           1999
                                                                                        -----------     -----------
                                                                                          (dollars in thousands)
Cost of business acquired............................................................   $    43,622     $    34,802
Future policy benefits and unpaid claims and claim expenses..........................        26,648          23,025
Other................................................................................         2,522           1,411
                                                                                        -----------     -----------
    Gross deferred tax liabilities...................................................        72,792          59,238
                                                                                        -----------     -----------
Future policy benefits and unpaid claims and claim expenses..........................        (8,789)         (7,165)
Investments..........................................................................       (24,872)        (50,957)
Other liabilities....................................................................        (8,545)        (13,115)
Cost of business acquired and other..................................................        (8,257)         (4,307)
                                                                                        -----------     -----------
    Gross deferred tax assets........................................................       (50,463)        (75,544)
                                                                                        -----------     -----------
    Net deferred tax liability (asset)...............................................   $    22,329     $   (16,306)
                                                                                        ===========     ===========
Deferred tax expense.................................................................   $    12,656     $    21,431
                                                                                        ===========     ===========

Current tax (benefit) expense, current tax recoverable and income taxes paid and refunded are as follows:

                                                                                 As of or for the Year Ended
                                                                                        December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Current tax (benefit) expense.........................................   $   (20,807)   $     6,223     $    49,974
Current tax recoverable...............................................        41,038         28,179             140
Income taxes paid.....................................................        20,734         29,549          69,619
Income tax refunds....................................................        29,722              -           1,084


NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Balance at beginning of year.........................................    $    18,422    $    19,504     $    21,612
    Interest accrued.................................................            337            347             317
    Amortization.....................................................         (3,056)        (1,429)         (2,425)
                                                                         -----------    -----------     -----------
Balance at end of year...............................................    $    15,703    $    18,422     $    19,504
                                                                         ===========    ===========     ===========

An estimate of the percentage of the December 31, 2000 PVFP balance to be amortized over each of the next five years is as follows: 2001 - 16%, 2002 - 16%, 2003 - 15%, 2004 - 14% and 2005-13%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                                December 31,
                                                        -----------------------------------------------------------
                                                                    2000                          1999
                                                        ----------------------------   ----------------------------
                                                          Carrying          Fair          Carrying        Fair
                                                            Value           Value           Value         Value
                                                        -------------   ------------   ------------    ------------
                                                                           (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale......  $   2,010,634   $  2,010,634   $  1,715,289    $  1,715,289
   Cash and cash equivalents..........................         56,093         56,093        357,692         357,692
   Other investments..................................        421,562        421,562        462,590         462,590
   Assets held in separate account....................         67,888         67,888         71,091          71,091

Liabilities:
   Policyholder account balances......................        684,344        684,379        594,769         597,528
   Corporate debt.....................................        267,770        265,455        283,938         280,677
   Advances from Federal Home Loan Bank...............        149,409        160,366         75,495          78,247
   Securities loaned or sold under agreements to
      repurchase......................................         29,025         29,025         15,602          15,602
   Securities sold, not yet purchased.................         61,526         61,526        205,725         205,725
   Liabilities related to separate account............         57,750         57,750         61,583          61,583

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

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $55.9 million and $57.8 million at December 31, 2000 and 1999, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

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


NOTE J - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

In 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or from time to time

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE J - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C. - (CONTINUED)

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


NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes per share. The Company's Board of Directors declared 2% stock dividends which were distributed to stockholders on May 4, 1998, December 15, 1998, June 8, 1999 and December 15, 1999, respectively. On February 14, 2001, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend of $0.07 per share, payable on the Company's outstanding Class A and Class B Common Stock. The first cash dividend was paid by the Company on March 14, 2001 to shareholders of record on February 28, 2001. Under the Credit Agreements, cash dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 4% of the Company's Consolidated Equity (as defined in the Credit Agreements) as of the end of the preceding fiscal year, with unused amounts carrying over to subsequent fiscal years, except that in fiscal year 1999 dividends and repurchases were permitted in an aggregate amount equal to $56.1 million. The aggregate limitation for 2001 on dividend payments and/or repurchases or redemptions of its capital stock by the Company will be equal to $62.6 million. The Credit Agreements also permit additional repurchases by the Company of its capital stock in an aggregate amount of up to $20.0 million over the term of the Credit Agreements. The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $253.7 million and $215.5 million at December 31, 2000 and 1999, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries, after interest expense of $0.0 million, $0.9 million and $3.3 million in 2000, 1999 and 1998, respectively, on a surplus debenture payable to DFG, was $56.6 million, $30.3 million and $18.7 million in 2000, 1999 and 1998, respectively. The Company's casualty insurance subsidiary had statutory capital and surplus of $221.5 million and $195.3 million at December 31, 2000 and 1999, respectively, and statutory net income of $32.3 million, $13.3 million and $48.1 million in 2000, 1999 and 1998, respectively. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and are permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $77.8 million during 2001 without prior regulatory approval.

In 1999, the Company's Board of Directors authorized the Company to purchase up to 2.1 million shares of its outstanding Class A Common Stock from time to time on the open market. During 2000 and 1999, the Company purchased 0.3 million and
1.1 million shares, respectively, of its Class A Common Stock for a total cost of $10.2 million and $39.1 million, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The following table provides a reconciliation of beginning and ending shares:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------   ------------    ------------
                                                                                    (shares in thousands)
Class A Common Stock:
   Beginning balance..................................................        16,285         14,956          12,884
      Issuance of stock, exercise of stock options and
           conversion of shares.......................................           560            704           1,516
      Stock dividend..................................................             -            625             556
                                                                         -----------   ------------    ------------
   Ending balance.....................................................        16,845         16,285          14,956
                                                                         ===========   ============    ============
Class B Common Stock:
   Beginning balance..................................................         5,180          5,433           6,157
      Conversion of shares............................................          (341)          (459)           (950)
      Stock dividend..................................................             -            206             226
                                                                         -----------   ------------    ------------
   Ending balance.....................................................         4,839          5,180           5,433
                                                                         ===========   ============    ============
Class A Treasury Stock:
   Beginning balance..................................................         1,110              -               -
      Acquisition of Treasury Stock...................................           325          1,082               -
      Stock dividend..................................................             -             28               -
                                                                         -----------   ------------    ------------
   Ending balance.....................................................         1,435          1,110               -
                                                                         ===========   ============    ============


NOTE L - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative office space, was $5.7 million, $4.7 million, and $3.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, future net minimum rental payments under non-cancelable operating leases were approximately $44.5 million, payable as follows: 2001 - $6.8 million, 2002 - $6.7 million, 2003 - $6.2 million, 2004 - $5.7 million, 2005 - $5.3 million and
$13.8 million thereafter.

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


NOTE M - STOCK OPTIONS

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans, in each case, because the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. If compensation expense for options granted had been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) income would have been $(7.9) million, $46.1 million and $82.5 million and (loss) earnings per share would have been $(0.39), $2.20 and $3.91 ($(0.39), $2.10 and $3.75, assuming dilution) in 2000, 1999 and 1998, respectively. The weighted average per share fair value used to calculate pro forma compensation expense for 2000, 1999 and 1998 was $12.17, $16.17 and $19.88, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.1% to 6.7%, volatility factors of the expected market price of the Company's common stock ranging from 29% to 37%, expected lives of the options ranging from five to ten years and dividend yields of 0%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000

NOTE M - STOCK OPTIONS - (CONTINUED)

Under the terms of the Company's employee stock option plan and outside directors' stock option plan, a total of 3,332,490 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

The Company's long-term performance-based incentive plan for its chief executive officer (the "Performance Plan") provides for the award of up to 317,975 shares or options for shares of the Company's Class B Common Stock (79,494 restricted or deferred shares and options to purchase 238,481 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. For the year ended December 31, 1998, 79,494 deferred shares and 238,481 options were awarded under the Performance Plan. No deferred shares or options were awarded for the years ended December 31, 1999 or 2000. The Company recognized $3.5 million and $4.0 million of compensation expense in 1999 and 1998, respectively, related to the Performance Plan.

Option activity with respect to the above plans was as follows:

                                                                      Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                      2000                     1999                    1998
                                             ---------------------    --------------------    ---------------------
                                               Number      Average      Number     Average      Number     Average
                                                 of       Exercise        of      Exercise        of      Exercise
                                               Options      Price       Options     Price       Options     Price
                                             ----------   --------     ---------  --------     ---------  ---------
Options outstanding, beginning of year....    1,837,616    $33.09      1,219,947   $33.34        813,348   $27.48
   Options granted........................      769,204     30.00        648,582    32.85        410,199    44.80
   Options forfeited......................       (8,620)    30.27        (27,791)   40.69           (417)   35.98
   Options exercised......................      (17,250)    12.13         (3,122)   12.64         (3,183)  12.64
                                            -----------              -----------             -----------
Options outstanding, end of year..........    2,580,950     32.32      1,837,616    33.09      1,219,947    33.34
                                            ===========              ===========             ===========

Exercisable options, end of year..........    1,711,693     32.08      1,303,158    32.47     680,281       28.21

Information about options outstanding at December 31, 2000 was as follows:

                                                                Outstanding                        Exercisable
                                                  ------------------------------------       ----------------------
                                                   Number         Average    Average          Number      Average
      Range of                                       of         Remaining    Exercise           of        Exercise
  Exercise Prices                                  Options         Life       Price           Options      Price
------------------                                ----------    ---------   ---------        ---------   ---------
$  0.00  - $ 13.59.............................      195,757        4.1     $   13.02         195,757     $ 13.02
$ 21.70  - $ 32.32.............................    1,516,005        8.3         29.70         919,054       29.24
$ 33.00  - $48.60 .............................      851,423        7.7         40.93         587,862       42.50
$ 56.36  - $56.36 .............................       17,765        7.4         56.36           9,020       56.36
                                                   ---------    -------     ---------       ---------     -------
                                                   2,580,950        7.8     $   32.32       1,711,693     $ 32.08
                                                   =========    =======     =========       =========     =======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE M - STOCK OPTIONS - (CONTINUED)

During 1996, the Company assumed 6.0 million SIG Options. Upon the exercise of the SIG Options, the holder is entitled to receive (i) .1399 of a share of the Company's Class A Common Stock for each SIG Option; plus (ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of
(a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 2000, the weighted average contractual life of the outstanding SIG Options was 5.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                     Year Ended December 31,
                                         --------------------------------------------------------------------------
                                                    2000                      1999                    1998
                                         ------------------------ ------------------------  -----------------------
                                            Number    Equivalent     Number     Equivalent    Number     Equivalent
                                            of SIG       Class A     of SIG      Class A       of SIG      Class A
                                            Options      Shares      Options      Shares      Options      Shares
                                         -----------   ---------  -----------    --------   -----------  ----------
SIG Options - beginning of period......    2,590,259     571,483    3,536,241     648,978     4,167,878     804,984
   Options exercised...................     (694,907)    152,229     (945,982)    213,485      (581,032)    113,626
   Options forfeited...................            -           -            -           -       (50,605)          -
                                         -----------              -----------               -----------
SIG Options - end of year..............    1,895,352     387,545    2,590,259     571,483     3,536,241     648,978
                                         ===========              ===========               ===========
Exercisable SIG Options - end of year        716,923     146,590      595,584     131,402       501,839      92,098

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE N - COMPUTATION OF RESULTS PER SHARE

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2000          1999          1998
                                                                           -----------   -----------    -----------
                                                                         (dollars in thousands, except per share data)
Numerator:
    Income from continuing operations excluding net
      realized investment (losses) gains...............................    $    86,438   $    80,850    $    68,564
    Realized investment (losses) gains, net of taxes...................        (89,731)      (16,718)         5,238
                                                                           -----------   -----------    -----------
        (Loss) income from continuing operations.......................         (3,293)       64,132         73,802
    Discontinued operations, net of income tax (benefit) expense:
      Income from operations...........................................              -             -         13,233
      Loss on disposal..................................................             -       (13,847)             -
                                                                           -----------   -----------    -----------
        Net (loss) income..............................................    $    (3,293)  $    50,285    $    87,035
                                                                           ===========   ===========    ===========
Denominator:
    Weighted average common shares outstanding ........................         20,388        20,979         21,095
    Effect of dilutive securities......................................              -           695            825
                                                                           -----------   -----------    -----------
    Weighted average common shares outstanding, assuming dilution......         20,388        21,674         21,920
                                                                           ===========   ===========    ===========
Basic results per share of common stock:
    Income from continuing operations excluding net
      realized investment (losses) gains...............................    $      4.24   $      3.85    $     3.25
    Realized investment (losses) gains, net of taxes...................          (4.40)        (0.79)         0.25
                                                                           -----------   -----------    ----------
        (Loss) income from continuing operations.......................          (0.16)         3.06          3.50
    Discontinued operations, net of income tax (benefit) expense:
      Income from operations...........................................              -             -          0.63
      Loss on disposal.................................................              -         (0.66)             -
                                                                           -----------   -----------    -----------
        Net (loss) income..............................................    $     (0.16)  $      2.40    $     4.13
                                                                           ===========   ===========    ==========
Diluted results per share of common stock:
    Income from continuing operations excluding net
      realized investment (losses) gains...............................    $      4.24   $      3.73    $     3.13
    Realized investment (losses) gains, net of taxes...................          (4.40)        (0.77)         0.24
                                                                           -----------   -----------    ----------
        (Loss) income from continuing operations.......................          (0.16)         2.96          3.37
    Discontinued operations, net of income tax (benefit) expense:
      Income from operations...........................................              -             -          0.60
      Loss on disposal.................................................              -         (0.64)             -
                                                                           -----------   -----------    -----------
        Net (loss) income..............................................    $     (0.16)  $      2.32    $     3.97
                                                                           ===========   ===========    ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE O - REINSURANCE

The Company assumes and cedes reinsurance on both a coinsurance and a risk premium basis. The Company obtains reinsurance for amounts above certain retention limits which vary with age, plan of insurance and underwriting classification. Amounts of standard risks in excess of those limits are reinsured. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial condition of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2000, all of the Company's significant reinsurers were either rated "A-" (Excellent) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International, a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Re, a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company has received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. During 2000 and 1999, Oracle Re and the Company effected the partial recaptures of approximately $4.6 million and $10.0 million, respectively, of the group long-term disability liabilities ceded to Oracle Re. These agreements are not expected to have a material effect on the Company's financial condition, liquidity or results of operations.

A summary of reinsurance activity follows:

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2000          1999          1998
                                                                           -----------   -----------    -----------
                                                                                    (dollars in thousands)
Premium income assumed................................................   $    41,047    $    88,515     $    95,853
Premium income ceded..................................................       111,390         88,792          71,411
Benefits, claims and interest credited ceded..........................       110,667         95,522          78,413

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000

NOTE P - SEGMENT INFORMATION

                                                             Group
                                                           Employee         Asset
                                                            Benefit     Accumulation
                                                           Products       Products        Other (1)         Total
                                                          -----------    -----------    -----------     ------------
                                                                           (dollars in thousands)
2000
Revenues excluding net realized investment losses.....    $   547,614    $    81,870    $    21,449     $   650,933
Operating income (loss) (2)...........................        134,654         26,456         (3,739)        157,371
Net investment income(3)..............................         99,924         79,319          5,333         184,576
Amortization of cost of business acquired.............         25,307          4,419              -          29,726
Segment assets(3).....................................      1,963,114      1,353,874        123,022       3,440,010

1999
Revenues excluding net realized investment losses.....        563,881         81,671         20,661         666,213
Operating income (loss) (2)...........................        118,245         33,190         (6,440)        144,995
Net investment income (3).............................         95,959         79,545          5,441         180,945
Amortization of cost of business acquired.............         23,889          3,578              -          27,467
Segment assets(3).....................................      1,941,660      1,337,326        116,702       3,395,688

1998
Revenues excluding net realized investment gains......        499,821         82,973         12,772         595,566
Operating income (loss) (2)...........................         97,987         33,090         (6,117)        124,960
Net investment income(3)..............................         83,410         80,390          4,892         168,692
Amortization of cost of business acquired.............         23,412          2,346              -          25,758
Segment assets(3).....................................      1,793,756      1,337,792        155,509       3,287,057

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

(3) Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines based on average reserves and risk based capital. Segment assets include assets of the insurance companies as well as assets of the holding company, which are allocated across business lines based on average reserves and risk based capital.


NOTE Q - DISCONTINUED OPERATIONS

Effective April 30, 1999, the Company disposed of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. Revenue associated with Unicover for the first four months of 1999 totaled $24.6 million, and no operating income was associated with Unicover for such period. In 1998, revenue associated with Unicover totaled $23.0 million, and income from Unicover's operations totaled $13.2 million, net of tax expense of $8.8 million.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                         Amount
                                                                                                        Shown in
                                                                     Amortized           Fair            Balance
Type of Investment                                                     Cost              Value            Sheet
------------------                                                --------------    -------------    --------------
Fixed maturity securities available for sale:

   U.S. Government backed mortgage-backed securities........      $      267,249    $     247,909    $      247,909
   Other mortgage-backed securities.........................             344,201          335,278           335,278
   U.S. Treasury and other U.S. Government
      guaranteed securities.................................             305,731          297,866           297,866
   Obligations of U.S. states, municipalities and
      political subdivisions................................             302,541          295,192           295,192
   Corporate securities.....................................             883,503          834,389           834,389
                                                                  --------------    -------------    --------------
      Total fixed maturity securities.......................           2,103,225        2,010,634         2,010,634

Equity securities (primarily common stock)..................              49,402           46,470            46,470
Cash and cash equivalents...................................              56,093           56,093            56,093
Other investments...........................................             384,188          375,092           375,092
                                                                  --------------     ------------    --------------
      Total investments.....................................      $    2,592,908    $   2,488,289    $    2,488,289
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
                             (DOLLARS IN THOUSANDS)

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                            2000           1999
                                                                                        -----------     -----------
Assets:
   Fixed maturity securities, available for sale..................................      $    40,440     $    55,605
   Cash and other invested assets (including cash and
      cash equivalents of $404 and $1,563, respectively)..........................           17,782          17,553
   Investment in subsidiaries.....................................................          769,189         699,432
   Surplus debenture due from subsidiary..........................................                -           6,990
   Amounts due from subsidiaries..................................................           76,015          94,521
   Other assets...................................................................           34,244          38,261
                                                                                        -----------     -----------
      Total assets................................................................      $   937,670     $   912,362
                                                                                        ===========     ===========
Liabilities:
   Corporate debt.................................................................      $   240,484     $   247,432
   Junior subordinated debentures payable to Delphi Funding, L.L.C................          103,093         103,093
   Securities sold under agreements to repurchase.................................           10,578          14,913
   Other liabilities..............................................................           45,322          45,507
                                                                                        -----------     -----------
                                                                                            399,477         410,945
                                                                                        -----------     -----------
Shareholders' Equity:
   Class A Common Stock...........................................................              168             163
   Class B Common Stock...........................................................               48              52
   Additional paid-in capital.....................................................          366,834         364,390
   Net unrealized depreciation on investments, net of deferred taxes..............          (53,622)       (101,465)
   Retained earnings..............................................................          274,060         277,353
   Treasury stock.................................................................          (49,295)        (39,076)
                                                                                        -----------     -----------
                                                                                            538,193         501,417
                                                                                        -----------     -----------
      Total liabilities and shareholders' equity..................................      $   937,670     $   912,362
                                                                                        ===========     ===========


                   See notes to condensed financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                          STATEMENTS OF (LOSS) INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
Revenue:
   Equity in undistributed earnings of subsidiaries...................   $    11,385    $   111,873     $   108,054
   Interest from subsidiaries.........................................            80            869           3,322
   Dividends from subsidiaries........................................         9,588          9,388           9,388
   Other net investment (loss) income.................................          (889)         5,922          23,928
   Realized investment gains (losses).................................           427         (5,193)         (8,525)
                                                                         -----------    -----------     -----------
                                                                              20,591        122,859         136,167
                                                                         -----------    -----------     -----------
Expenses:
   Operating expenses.................................................         2,143          5,612           6,066
   Interest expense...................................................        29,892         25,461          23,761
                                                                         -----------    -----------     -----------
                                                                              32,035         31,073          29,827
                                                                         -----------    -----------     -----------
      (Loss) income from continuing operations before income
         tax (benefit) expense........................................       (11,444)        91,786         106,340
Income tax (benefit) expense..........................................        (8,151)        27,654          32,538
                                                                         -----------    -----------     -----------
      (Loss) income from continuing operations........................        (3,293)        64,132          73,802
Discontinued operations, net of income tax (benefit) expense:
   Income from operations.............................................             -              -          13,233
   Loss on disposal...................................................             -        (13,847)              -
                                                                         -----------    -----------     -----------
      Net (loss) income...............................................   $    (3,293)   $    50,285     $    87,035
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
                             (DOLLARS IN THOUSANDS)


                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
Operating activities:
   Net (loss) income..............................................       $    (3,293)   $    50,285     $    87,035
   Adjustments to reconcile net (loss) income to net cash provided
         (used) by operating activities:
      Equity in undistributed earnings of subsidiaries............           (11,546)       (77,188)        (74,916)
      Change in other assets and other liabilities................             1,093         (3,707)          3,953
      Change in current and deferred income taxes.................            12,017        (22,703)          3,638
      Amortization, principally of investments and debt
          issuance costs..........................................               390           (214)        (27,332)
      Net realized (gains) losses on investments..................              (427)         5,193           8,525
      Change in amounts due from/to subsidiaries..................            18,506         42,957         (71,686)
      Discontinued operations.....................................                 -         13,847         (13,233)
                                                                         -----------    -----------     -----------
         Net cash provided (used) by operating activities.........            16,740          8,470         (84,016)
                                                                         -----------    -----------     -----------

Investing activities:
   Purchases of investments and loans made........................           (19,658)      (254,076)       (225,980)
   Sales of investments and receipts from repayment of loans......            17,511        210,063         350,786
   Maturities of investments......................................             7,224         21,638           4,315
   Purchases of investments in subsidiaries.......................           (15,610)       (52,013)        (14,295)
   Disposition (acquisition) of discontinued operations...........                 -         20,968         (21,581)
                                                                         -----------    -----------     ------------
      Net cash (used) provided by investing activities............           (10,533)       (53,420)         93,245
                                                                         -----------    -----------     -----------

Financing activities:
   Proceeds from issuance of common stock and exercise of
      stock options...............................................             2,445          2,177           1,572
   Acquisition of Treasury Stock..................................            (5,493)        (5,683)              -
   Borrowings under the Credit Agreements.........................            19,000        142,000         139,000
   Principal payments under the Credit Agreements.................           (26,000)      (114,000)        (58,000)
   Payments received on surplus debenture.........................             6,990         11,260          24,750
   Change in liability for securities sold under agreements to
      repurchase..................................................            (4,308)         9,961        (116,554)
                                                                         -----------    -----------     -----------
         Net cash (used) provided by financing activities.........            (7,366)        45,715          (9,232)
                                                                         -----------    -----------     -----------

(Decrease) increase in cash and cash equivalents..................            (1,159)           765              (3)
Cash and cash equivalents at beginning of year....................             1,563            798             801
                                                                         -----------    -----------     -----------
      Cash and cash equivalents at end of year....................       $       404    $     1,563     $       798
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

The Company received cash dividends from subsidiaries of $9.6 million, $9.4 million and $9.4 million in 2000, 1999 and 1998, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                             Future Policy
                                                             Benefits and
                                                 Cost of     Unpaid Claim                    Policyholder
                                                Business       and Claim       Unearned        Account
                                                Acquired        Expenses       Premiums        Balances
                                                ----------     ----------      --------       ----------
2000
Group employee benefits products..........     $   100,701    $ 1,026,307    $    46,725     $         -
Asset accumulation products...............          55,855         21,956              -         782,452
Other.....................................               -        121,881              -               -
                                               -----------    -----------    -----------     -----------
    Total.................................     $   156,556    $ 1,170,144    $    46,725     $   782,452
                                               ===========    ===========    ===========     ===========

1999
Group employee benefits products..........     $    86,406    $   975,805    $    24,186     $         -
Asset accumulation products...............          57,766         39,468              -         676,664
Other.....................................               -        125,414              -               -
                                               -----------    -----------    -----------     -----------
    Total.................................     $   144,172    $ 1,140,687    $    24,186     $   676,664
                                               ===========    ===========    ===========     ===========

1998
Group employee benefits products..........     $    74,867    $   877,065    $    20,265     $         -
Asset accumulation products...............          29,593         41,854              -         664,576
Other.....................................               -        127,469              -               -
                                               -----------    -----------    -----------     -----------
    Total.................................     $   104,460    $ 1,046,388    $    20,265     $   664,576
                                               ===========    ===========    ===========     ===========

                                                                               Benefits,
                                                                              Claims and    Amortization
                                                 Premium          Net          Interest      of Cost of         Other
                                                 and Fee      Investment      Credited to     Business        Operating
                                                Income(1)       Income       Policyholders    Acquired        Expenses
                                               -----------    -----------    -------------   -----------    -----------
2000
Group employee benefits products..........     $   447,690    $    99,924    $   295,321     $    25,307    $    92,332
Asset accumulation products...............           2,551         79,319         45,563           4,419          5,432
Other.....................................          16,116          5,333          1,874               -         23,314
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   466,357    $   184,576    $   342,758     $    29,726    $   121,078
                                               ===========    ===========    ===========     ===========    ===========

1999
Group employee benefits products..........     $   467,922    $    95,959    $   338,130     $    23,889    $    83,617
Asset accumulation products...............           2,126         79,545         38,955           3,578          5,948
Other.....................................          15,220          5,441          1,324               -         25,777
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   485,268    $   180,945    $   378,409     $    27,467    $   115,342
                                               ===========    ===========    ===========     ===========    ===========

1998
Group employee benefits products..........     $   416,411    $    83,410    $   298,141     $    23,412    $    80,281
Asset accumulation products...............           2,583         80,390         41,452           2,346          6,085
Other.....................................           7,880          4,892          3,404               -         15,485
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   426,874    $   168,692    $   342,997     $    25,758    $   101,851
                                               ===========    ===========    ===========     ===========    ===========

(1) Net written premiums for casualty insurance products totaled $93.4 million, $81.3 million and $80.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)


                                                                                                         Percentage
                                                         Ceded to         Assumed                        of Amount
                                          Gross            Other        from Other           Net          Assumed
                                         Amount          Companies       Companies         Amount         to Net
                                      -------------   -------------    -------------   -------------    -----------
Life insurance in force as of
    December 31, 2000...........      $  71,047,412   $   4,418,697    $      41,460   $  66,670,175            - %
                                      =============   =============    =============   =============

Year ended December 31, 2000:
    Premium and fee income:
       Life insurance and annuity     $     180,910   $      20,240    $       1,716   $     162,386            1 %
       Accident and health insurance        231,676          45,390           21,162         207,448           10 %
       Casualty insurance.......            110,006          45,760           18,169          82,415           22 %
       Other....................             14,108               -                -          14,108
                                      -------------   -------------    -------------   -------------
Total premium and fee income....      $     536,700   $     111,390    $      41,047   $     466,357
                                      =============   =============    =============   =============


Life insurance in force as of
    December 31, 1999...........      $  64,502,651   $   4,347,943    $   6,003,633   $  66,158,341            9 %
                                      =============   =============    =============   =============

Year ended December 31, 1999:
    Premium and fee income:
       Life insurance and annuity     $     169,507   $      19,537    $      38,481   $     188,451           20 %
       Accident and health insurance        223,870          43,068           23,511         204,313           12 %
       Casualty insurance ......             79,112          26,187           26,523          79,448           33 %
       Other....................             13,056               -                -          13,056
                                      -------------   -------------    -------------   -------------
Total premium and fee income....      $     485,545   $      88,792    $      88,515   $     485,268
                                      =============   =============    =============   =============

Life insurance in force as of
    December 31, 1998...........      $  59,012,936   $   5,231,738    $  14,571,867   $  68,353,065           21 %
                                      =============   =============    =============   =============

Year ended December 31, 1998:
    Premium and fee income:
       Life insurance and annuity     $     155,299   $      18,839    $      39,887   $     176,347           23 %
       Accident and health insurance        179,544          41,573           27,596         165,567           17 %
       Casualty insurance.......             61,747          10,999           28,370          79,118           36 %
       Other....................              5,842               -                -           5,842
                                      -------------   -------------    -------------   -------------
Total premium and fee income....      $     402,432   $      71,411    $      95,853   $     426,874
                                      =============   =============    =============   =============

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                           December 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------
Deferred policy acquisition costs........................................         $     4,315        $     1,563

Reserves for unpaid claims and claim expenses............................             447,055            421,473

Discount, if any, deducted from above (1)................................             203,710            192,220

Unearned premiums........................................................              43,383             20,761


                                                                            Year Ended December 31,
                                                            -------------------------------------------------------
                                                                 2000                1999                1998
                                                            ---------------     ---------------    ----------------
Earned premiums........................................       $    82,415         $    79,448        $    79,118

Net investment income..................................            38,318              33,383             32,388

Claims and claim expenses incurred related to:

    Current year.......................................            41,716              47,774             50,462
    Prior years........................................             1,116                 235               (559)

Amortization of deferred policy acquisition costs......             4,862               5,583              7,841

Paid claims and claim adjustment expenses..............            44,773              47,105            103,458

Net premiums written...................................            93,383              81,281             80,765

-----------------

(1)  Based on interest rates ranging from 3.7% to 7.5%.