Form 10-Q
period 2001-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2001-05-04
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                              (302) 478-5142                               13-3427277
-------------------------------          -------------------------------            ------------------------------------
(State or other jurisdiction of          (Registrant's telephone number,            (I.R.S. Employer Identification
incorporation or organization)                including area code)                                Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware               19899
-----------------------------------------------------------------------------   -----------------
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



  As of April 30, 2001, the Registrant had 15,751,658 shares of Class A Common
        Stock and 4,537,522 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


                                                                                 Page
PART I.           FINANCIAL INFORMATION
                  Consolidated Statements of Income for the Three
                      Months Ended March 31, 2001 and 2000......................     3

                  Consolidated Balance Sheets at March 31, 2001 and
                      December 31, 2000.........................................     4

                  Consolidated Statements of Shareholders' Equity for the
                      Three Months Ended March 31, 2001 and 2000................     5

                  Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2001 and 2000................     6

                  Notes to Consolidated Financial Statements....................     7

                  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................     9


PART II.          OTHER INFORMATION.............................................    11

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                         ---------------------------
                                                                                                            2001              2000
                                                                                                         ---------        ---------
Revenue:
  Premium and fee income ........................................................................        $ 123,305        $ 112,759
  Net investment income .........................................................................           39,066           50,676
  Net realized investment gains (losses) ........................................................              451           (1,547)
                                                                                                         ---------        ---------
                                                                                                           162,822          161,888
                                                                                                         ---------        ---------
Benefits and expenses:
  Benefits, claims and interest credited to policyholders .......................................           89,699           85,771
  Commissions ...................................................................................            9,435            9,271
  Amortization of cost of business acquired .....................................................            8,616            6,172
  Other operating expenses ......................................................................           23,016           22,003
                                                                                                         ---------        ---------
                                                                                                           130,766          123,217
                                                                                                         ---------        ---------

       Operating income .........................................................................           32,056           38,671

Interest expense ................................................................................            3,809            5,359
                                                                                                         ---------        ---------

       Income before income tax expense, dividends on Capital Securities
        of Delphi Funding L.L.C. and extraordinary gain .........................................           28,247           33,312

Income tax expense ..............................................................................            9,139           10,505
                                                                                                         ---------        ---------

       Income before dividends on Capital Securities of Delphi Funding L.L.C.
           and extraordinary gain ...............................................................           19,108           22,807

Dividends on Capital Securities of Delphi Funding L.L.C. ........................................            1,480            1,513
                                                                                                         ---------        ---------

       Income before extraordinary gain .........................................................           17,628           21,294

Extraordinary gain on repurchase of Capital Securities, net of income taxes .....................            3,017             --
                                                                                                         ---------        ---------

       Net income ...............................................................................        $  20,645        $  21,294
                                                                                                         =========        =========


Basic results per share of common stock:
  Income before extraordinary gain excluding net realized investment gains (losses) .............        $    0.84        $    1.09
  Income before extraordinary gain ..............................................................             0.85             1.04
  Net income ....................................................................................             1.01             1.04

Diluted results per share of common stock:
  Income before extraordinary gain excluding net realized investment gains (losses) .............        $    0.82        $    1.06
  Income before extraordinary gain ..............................................................             0.83             1.01
  Net income ....................................................................................             0.98             1.01

Dividend paid per share of common stock .........................................................        $    0.07              $--




                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                      March 31,         December 31,
                                                                                                        2001              2000
                                                                                                     -----------        -----------
Assets:
   Investments:
       Fixed maturity securities, available for sale .........................................       $ 2,075,167        $ 2,010,634
       Cash and cash equivalents .............................................................           142,303             56,093
       Other investments .....................................................................           172,695            421,562
                                                                                                     -----------        -----------
                                                                                                       2,390,165          2,488,289
   Cost of business acquired .................................................................           159,315            156,556
   Reinsurance receivables ...................................................................           440,887            437,844
   Other assets ..............................................................................           312,098            289,433
   Assets held in separate account ...........................................................            70,750             67,888
                                                                                                     -----------        -----------
       Total assets ..........................................................................       $ 3,373,215        $ 3,440,010
                                                                                                     ===========        ===========


Liabilities and Shareholders' Equity:
   Future policy benefits ....................................................................       $   536,852        $   523,911
   Unpaid claims and claim expenses ..........................................................           652,466            646,233
   Policyholder account balances .............................................................           794,548            782,452
   Corporate debt ............................................................................           117,733            267,770
   Advances from Federal Home Loan Bank ......................................................           142,906            149,409
   Other liabilities and policyholder funds ..................................................           416,561            374,292
   Liabilities related to separate account ...................................................            60,629             57,750
                                                                                                     -----------        -----------
       Total liabilities .....................................................................         2,721,695          2,801,817
                                                                                                     -----------        -----------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
       Funding L.L.C. holding solely junior subordinated deferrable interest
       debentures of the Company .............................................................            78,750            100,000
                                                                                                     -----------        -----------

   Shareholders' equity:
       Preferred Stock, $.01 par; 10,000,000 shares authorized ...............................              --                 --
       Class A Common Stock, $.01 par; 40,000,000 shares authorized;
           17,187,048 and 16,844,982 shares issued and outstanding, respectively .............               172                168
       Class B Common Stock, $.01 par; 20,000,000 shares authorized;
           4,537,522 and 4,839,072 shares issued and outstanding, respectively ...............                45                 48
       Additional paid-in capital ............................................................           367,534            366,834
       Net unrealized depreciation on investments ............................................           (38,971)           (53,622)
       Retained earnings .....................................................................           293,285            274,060
       Treasury stock, at cost; 1,435,390 shares of Class A Common Stock .....................           (49,295)           (49,295)
                                                                                                     -----------        -----------
           Total shareholders' equity ........................................................           572,770            538,193
                                                                                                     -----------        -----------
               Total liabilities and shareholders' equity ....................................       $ 3,373,215        $ 3,440,010
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Net
                                                                                   Unrealized
                                               Class A     Class B     Additional Depreciation
                                                Common     Common       Paid-in        on        Retained     Treasury
                                                Stock       Stock        Capital  Investments    Earnings      Stock         Total
                                              ---------   ---------    ---------   ---------    ---------    ---------    ---------
Balance, January 1, 2000 ..................   $     163   $      52    $ 364,390   $(101,465)   $ 277,353    $ (39,076)   $ 501,417
                                                                                                                          ---------
Net income ................................        --          --           --          --         21,294         --         21,294
Increase in net unrealized
   depreciation on investments ............        --          --           --       (16,458)        --           --        (16,458)
                                                                                                                          ---------
Comprehensive income ......................                                                                                   4,836

Issuance of stock and exercise of
   stock options ..........................        --          --            634        --           --           --            634
Acquisition of treasury stock .............        --          --           --          --           --        (10,013)     (10,013)
                                              ---------   ---------    ---------   ---------    ---------    ---------    ---------

Balance, March 31, 2000 ...................   $     163   $      52    $ 365,024   $(117,923)   $ 298,647    $ (49,089)   $ 496,874
                                              =========   =========    =========   =========    =========    =========    =========



Balance, January 1, 2001 ..................   $     168   $      48    $ 366,834   $ (53,622)   $ 274,060    $ (49,295)   $ 538,193
                                                                                                                          ---------
Net income ................................        --          --           --          --         20,645         --         20,645
Decrease in net unrealized
   depreciation on investments ............        --          --           --        14,651         --           --         14,651
                                                                                                                          ---------
Comprehensive income ......................                                                                                  35,296

Issuance of stock and exercise of
   stock options ..........................           4          (3)         700        --           --           --            701
Dividends paid on common stock ............        --          --           --          --         (1,420)        --         (1,420)
                                              ---------   ---------    ---------   ---------    ---------    ---------    ---------

Balance, March 31, 2001 ...................   $     172   $      45    $ 367,534   $ (38,971)   $ 293,285    $ (49,295)   $ 572,770
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                              Three Months Ended
                                                                                                                  March 31,
                                                                                                         ---------------------------
                                                                                                            2001              2000
                                                                                                         ---------        ---------
Operating activities:
    Net income ...................................................................................       $  20,645        $  21,294
    Adjustments to reconcile net income to net cash provided (used)
          by operating activities:
       Change in policy liabilities and policyholder accounts ....................................          32,966           34,584
       Net change in reinsurance receivables and payables ........................................          (4,942)         (74,725)
       Amortization, principally the cost of business acquired and investments ...................           3,777           (1,031)
       Deferred costs of business acquired .......................................................         (14,352)         (12,737)
       Net realized (gains) losses on investments ................................................            (451)           1,547
       Net change in trading account securities ..................................................          24,449              798
       Net change in federal income tax liability ................................................           8,216           17,547
       Extraordinary gain ........................................................................          (3,017)            --
       Other .....................................................................................         (13,581)          (9,002)
                                                                                                         ---------        ---------
          Net cash provided (used) by operating activities .......................................          53,710          (21,725)
                                                                                                         ---------        ---------

Investing activities:
    Purchases of investments and loans acquired ..................................................        (200,305)        (613,441)
    Sales of investments and receipts from repayment of loans ....................................         361,705          117,564
    Maturities of investments ....................................................................           2,384            3,414
    Change in deposit in separate account ........................................................              17             (553)
                                                                                                         ---------        ---------
          Net cash provided (used) by investing activities .......................................         163,801         (493,016)
                                                                                                         ---------        ---------

Financing activities:
    Deposits to policyholder accounts ............................................................          29,639           33,415
    Withdrawals from policyholder accounts .......................................................         (16,893)         (21,683)
    Proceeds from issuance of common stock and exercise of stock options .........................             701              634
    Dividends paid on common stock ...............................................................          (1,420)            --
    Acquisition of treasury stock ................................................................            --            (10,013)
    Borrowings under Credit Agreements ...........................................................            --             10,000
    Principal payments under Credit Agreements ...................................................        (150,000)          (8,000)
    Repayment of Federal Home Loan Bank advances .................................................          (6,500)            --
    Repurchase of Capital Securities .............................................................         (16,293)            --
    Change in liability for securities loaned or sold under agreements to repurchase .............          29,465          194,766
                                                                                                         ---------        ---------
          Net cash (used) provided by financing activities .......................................        (131,301)         199,119
                                                                                                         ---------        ---------

Increase (decrease) in cash and cash equivalents .................................................          86,210         (315,622)
Cash and cash equivalents at beginning of period .................................................          56,093          357,692
                                                                                                         ---------        ---------
          Cash and cash equivalents at end of period .............................................       $ 142,303        $  42,070
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 2000. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.


NOTE B - INVESTMENTS

At March 31, 2001, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,075.2 million and an amortized cost of $2,143.3 million. At December 31, 2000, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,010.6 million and an amortized cost of $2,103.2 million.


NOTE C - SEGMENT INFORMATION

                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                      2001                   2000
                                                                                                   ---------              ---------
Revenues excluding net realized investment gain (losses):
    Group employee benefit products ..................................................             $ 138,983              $ 136,820
    Asset accumulation products ......................................................                18,220                 21,143
    Other (1) ........................................................................                 5,168                  5,472
                                                                                                   ---------              ---------
                                                                                                   $ 162,371              $ 163,435
                                                                                                   =========              =========
Operating income (2):
    Group employee benefit products ..................................................             $  29,535              $  33,667
    Asset accumulation products ......................................................                 3,362                  8,472
    Other (1) ........................................................................                (1,292)                (1,921)
                                                                                                   ---------              ---------
                                                                                                   $  31,605              $  40,218
                                                                                                   =========              =========



     (1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

     (2) Income excluding net realized investment gains (losses) and before interest and income tax expense, dividends on Capital Securities of Delphi Funding L.L.C. and extraordinary gain.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - EXTRAORDINARY GAIN ON REPURCHASE OF CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

During the first quarter of 2001, the Company repurchased $21.3 million liquidation amount of the 9.31% Capital Securities, Series A, due in March 2027. The Company recognized an extraordinary gain of $3.0 million, net of income tax expense of $1.6 million, in connection with these repurchases.


NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                           2001             2000
                                                                                                        ----------       ----------
Numerator:
   Income before extraordinary gain excluding net realized investment gains (losses) ............      $    17,335       $   22,300
   Realized investment gains (losses), net of taxes .............................................              293           (1,006)
                                                                                                        ----------       ----------
        Income before extraordinary gain ........................................................           17,628           21,294
   Extraordinary gain on repurchase of Capital Securities, net of taxes .........................            3,017             --
                                                                                                        ----------       ----------
        Net income ..............................................................................      $    20,645       $   21,294
                                                                                                        ==========       ==========


Denominator:
   Weighted average common shares outstanding ...................................................           20,528           20,387
      Effect of dilutive securities .............................................................              562              609
                                                                                                        ----------       ----------
   Weighted average common shares outstanding, assuming dilution ................................           21,090           20,996
                                                                                                        ==========       ==========


Basic results per share of common stock:
   Income before extraordinary gain excluding net realized investment gains (losses) ............       $     0.84       $     1.09
   Realized investment gains (losses), net of taxes .............................................             0.01            (0.05)
                                                                                                        ----------       ----------
           Income before extraordinary gain .....................................................             0.85             1.04
Extraordinary gain on repurchase of Capital Securities, net of taxes ............................             0.16               --
                                                                                                        ----------       ----------
           Net income ...........................................................................       $     1.01       $     1.04
                                                                                                        ==========       ==========


Diluted results per share of common stock:
   Income before extraordinary gain excluding net realized investment gains (losses) ............       $     0.82       $     1.06
   Realized investment gains (losses), net of taxes .............................................             0.01            (0.05)
                                                                                                        ----------       ----------
           Income before extraordinary gain .....................................................             0.83             1.01
   Extraordinary gain on repurchase of Capital Securities, net of taxes .........................             0.15               --
                                                                                                        ----------       ----------
           Net income ...........................................................................       $     0.98       $     1.01
                                                                                                        ==========       ==========

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.


RESULTS OF OPERATIONS

Premium and Fee Income. Premium and fee income for the first quarter of 2001 was $123.3 million as compared to $112.8 million for the first quarter of 2000, an increase of 9%. Premiums from core group employee benefit products increased 14% to $109.7 million in the first quarter of 2001 from $96.0 million in the comparable period of 2000. This increase reflects strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Within the group employee benefit segment, excess workers' compensation premiums increased 41% to $18.3 million in the first quarter of 2001 from $13.0 million in the comparable period of 2000. This increase reflects improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. Disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors created opportunities for SNCC, which contributed to high levels of new business production, particularly during 2000. Premiums from non-core group employee benefit products decreased to $9.3 million in the first quarter of 2001 from $12.4 million in the comparable period in 2000, primarily due to a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $28.7 million for the first quarter of 2001 as compared to $33.1 million for the first quarter of 2000. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. During the first quarter of 2001, market interest rates and the resulting interest rate spreads available to the Company on these products declined. The Company maintained its disciplined approach to establishing crediting rates offered on its asset accumulation products, in contrast to some of its competitors who did not react quickly to the declining interest rates. Accordingly, the Company experienced a lower level of production from its asset accumulation products during the first quarter of 2001 as compared to the first quarter of 2000.

Net Investment Income. Net investment income for the first quarter of 2001 was $39.1 million as compared to $50.7 million in the first quarter of 2000. The weighted average annualized yield on invested assets was 6.5% on average invested assets of $2,419.7 million for the first quarter of 2001 and 7.8% on average invested assets of $2,610.7 million for the first quarter of 2000. The decrease in investment income reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments, which performed strongly during the first quarter of 2000. The proceeds from these sales were used to repay in full the $150.0 million of outstanding borrowings under the Company's $150.0 million revolving credit facility and to repurchase $21.3 million liquidation amount of the Capital Securities during the first quarter of 2001.

Benefits and Expenses. Policyholder benefits and expenses were $130.8 million for the first quarter of 2001 as compared to $123.2 million for the first quarter of 2000, an increase of 6%. This increase primarily reflects the increase in premiums from the Company's core group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased from 95.1% in the first quarter of 2000 to 92.0% in the first quarter of 2001. This decrease was primarily attributable to changes in the Company's product mix. Benefits and interest credited on asset accumulation products increased by $2.0 million in first quarter of 2001, principally due to an increase in average funds under management from $636.8 million for the first quarter of 2000 to $739.3 million for the 2001 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products, which increased from 5.4% in the first quarter of 2000 to 5.7% in the 2001 period.

Interest Expense. Interest expense was $3.8 million in the first quarter of 2001 as compared to $5.4 in the first quarter of 2000, a decrease of $1.6 million. This decrease is primarily a result of the Company's repayment in full of $150.0 million of outstanding borrowings under the Company's $150.0 million revolving credit facility during the first quarter of 2001. These repayments were made on various dates throughout the 2001 period. Accordingly, interest expense for the 2001 period does not fully reflect the future reduction in interest expense as a result of these repayments.

Extraordinary Gain. During the first quarter of 2001, the Company repurchased $21.3 million liquidation amount of the Capital Securities in the open market. The Company recognized an extraordinary gain of $3.0 million, net of income tax expense of $1.6 million, in connection with these repurchases. The reduction in dividends from the Capital Securities for the 2001 period does not fully reflect the future reduction in dividends since these repurchases occurred toward the end of the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

General. The Company had $106.7 million of financial resources available at the holding company level at March 31, 2001, which was primarily comprised of cash, cash equivalents, fixed maturity securities and investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities. Financial resources available at the holding company level have decreased $160.2 million since December 31, 2000 primarily due to the liquidation of a substantial majority of the investments of its investment subsidiaries. The Company used the proceeds from these sales to repay in full the $150.0 million of outstanding borrowings under the Credit Agreements and to repurchase $21.3 million liquidation amount of the Capital Securities. The maximum amount of borrowings available under the Credit Agreements, which mature in April 2003, is currently $230.0 million and will reduce to $190.0 million in October 2001 and $140.0 million in October 2002. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $77.8 million during 2001, of which $11.0 million has been paid during the first quarter of 2001. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2001 and the Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007.

Operating activities increased cash and cash equivalents by $53.7 million in the first quarter of 2001. Operating cash flow during the first quarter of 2000 increased cash and cash equivalents by $36.4 million, excluding $58.1 million of funds related to a rescinded reinsurance transaction that were returned to the ceding company during the quarter. During the first quarter of 2001, proceeds from investment sales were primarily used to repay in full the $150.0 million of outstanding borrowings under the $150.0 million revolving credit facility and repurchase $21.3 million liquidation amount of the Capital Securities. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.


MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2000.

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


                                    /s/       THOMAS W. BURGHART
                                    --------------------------------------------
                                    Thomas W. Burghart
                                    Vice President and Treasurer
                                    (Principal Accounting and Financial Officer)

Date:  May 4, 2001