Form 10-Q
period 2001-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2001-08-14
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended June 30, 2001
                               -------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                        (302) 478-5142                        13-3427277
  --------------------------         -------------------------           -------------------------
(State or other jurisdiction of    (Registrant's telephone number,     (I.R.S. Employer Identification
incorporation or organization)          including area code)                      Number)


1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware       19899
----------------------------------------------------------------------------------------------
             (Address of principal executive offices)                        (Zip Code)





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



  As of July 31, 2001, the Registrant had 16,093,664 shares of Class A Common
        Stock and 4,237,522 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


                                                                                     Page
                                                                                     ----
PART I.     FINANCIAL INFORMATION
            Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 2001 and 2000.................................   3

            Consolidated Balance Sheets at June 30, 2001 and
                December 31, 2000...................................................   4

            Consolidated Statements of Shareholders' Equity for the
                Six Months Ended June 30, 2001 and 2000.............................   5

            Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000.............................   6

            Notes to Consolidated Financial Statements..............................   7

            Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................   9


PART II.    OTHER INFORMATION.......................................................  13

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                  ----------------------    ----------------------
                                                     2001         2000         2001        2000
                                                  ----------   ---------    ---------    ---------
Revenue:
  Premium and fee income.......................    $ 122,513   $ 112,123    $ 245,818    $ 224,882
  Net investment income........................       39,433      46,536       78,499       97,212
  Net realized investment gains (losses).......          225          (5)         676       (1,552)
                                                   ---------   ---------    ---------    ---------
                                                     162,171     158,654      324,993      320,542
                                                   ---------   ---------    ---------    ---------
Benefits and expenses:
  Benefits, claims and interest credited to
   policyholders ..............................       90,170      81,904      179,869      167,675
  Commissions..................................       10,531       9,967       19,966       19,238
  Amortization of cost of business acquired....        7,759       7,308       16,375       13,480
  Other operating expenses.....................       22,390      18,886       45,406       40,889
                                                   ---------   ---------    ---------    ---------
                                                     130,850     118,065      261,616      241,282
                                                   ---------   ---------    ---------    ---------

     Operating income..........................       31,321      40,589       63,377       79,260

Interest expense...............................        2,665       5,380        6,474       10,739
                                                   ---------   ---------    ---------    ---------

     Income before income tax expense,
      dividends on Capital Securities of
      Delphi Funding L.L.C. and
      extraordinary gain.......................       28,656      35,209       56,903       68,521

Income tax expense.............................        9,282      10,788       18,421       21,293
                                                   ---------   ---------    ---------    ---------

     Income before dividends on Capital
      Securities of Delphi Funding L.L.C.
      and extraordinary gain...................       19,374      24,421       38,482       47,228
Dividends on Capital Securities of Delphi
 Funding L.L.C. ...............................          902       1,513        2,382        3,026
                                                  ----------   ---------    ---------      -------


     Income before extraordinary gain..........       18,472      22,908       36,100       44,202

Extraordinary gain, net of income taxes........        3,196           -        6,213            -
                                                   ---------   ---------    ---------    ---------
     Net income................................    $  21,668   $  22,908    $  42,313    $  44,202
                                                   =========   =========    =========    =========
Basic results per share of common stock:
  Income before extraordinary gain excluding
   net realized investment gains (losses)......    $    0.89   $    1.13    $    1.74    $    2.22
  Income before extraordinary gain.............         0.90        1.13         1.76         2.17
    Net income.................................         1.06        1.13         2.06         2.17

Diluted results per share of common stock:
  Income before extraordinary gain excluding
   net realized investment gains (losses)......    $    0.87   $    1.09    $    1.69    $    2.15
  Income before extraordinary gain.............         0.88        1.09         1.71         2.11
  Net income...................................         1.03        1.09         2.01         2.11

Dividend paid per share of common stock........    $    0.07   $       -    $    0.14    $       -



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      June 30,    December 31,
                                                                         2001          2000
                                                                     -----------  ------------
Assets:
  Investments:
     Fixed maturity securities, available for sale .................   $2,034,183   $2,010,634
     Cash and cash equivalents......................................      127,077       56,093
     Other investments..............................................      140,798      421,562
                                                                       ----------   ----------
                                                                        2,302,058    2,488,289
  Cost of business acquired.........................................      163,790      156,556
  Reinsurance receivables...........................................      452,289      437,844
  Other assets......................................................      283,220      289,433
  Assets held in separate account...................................       72,777       67,888
                                                                       ----------   ----------
     Total assets...................................................   $3,274,134   $3,440,010
                                                                       ==========   ==========


Liabilities and Shareholders' Equity:
  Future policy benefits............................................   $  542,486   $  523,911
  Unpaid claims and claim expenses..................................      656,245      646,233
  Policyholder account balances.....................................      792,886      782,452
  Corporate debt....................................................      100,717      267,770
  Advances from Federal Home Loan Bank..............................      142,862      149,409
  Other liabilities and policyholder funds..........................      343,629      374,292
  Liabilities related to separate account...........................       62,324       57,750
                                                                       ----------   ----------
     Total liabilities..............................................    2,641,149    2,801,817
                                                                       ----------   ----------

  Company-obligated mandatorily redeemable Capital Securities of Delphi Funding L.L.C. holding solely junior
     subordinated deferrable interest debentures of the Company.....       46,050      100,000
                                                                       ----------   ----------

  Shareholders' equity:
     Preferred Stock, $.01 par; 10,000,000 shares authorized........            -           -
     Class A Common Stock, $.01 par; 40,000,000 shares authorized;
        17,494,157 and 16,844,982 shares issued and outstanding,
        respectively                                                          175          168
     Class B Common Stock, $.01 par; 20,000,000 shares authorized;
        4,237,522 and 4,839,072 shares issued and outstanding,
        respectively                                                           42           48
     Additional paid-in capital.....................................      367,607      366,834
     Net unrealized depreciation on investments.....................      (45,126)     (53,622)
     Retained earnings..............................................      313,532      274,060
     Treasury stock, at cost; 1,435,390 shares of Class A Common Stock    (49,295)     (49,295)
                                                                        ---------    ----------

        Total shareholders' equity..................................      586,935      538,193
                                                                       ----------   ----------
          Total liabilities and shareholders' equity................   $3,274,134   $3,440,010
                                                                       ==========   ==========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Net
                                                                       Unrealized
                                 Class A     Class B   Additional      Depreciation
                                 Common      Common    Paid-in              on       Retained      Treasury
                                  Stock       Stock     Capital        Investments   Earnings       Stock            Total
                                ----------   -------   ----------      ------------  ----------    ---------      -----------
Balance, January 1, 2000......  $   163    $    52      $364,390        $(101,465)   $277,353      $(39,076)        $501,417
                                                                                                                    --------

Net income....................        -          -             -                -      44,202             -           44,202
Increase in net unrealized
  depreciation on investments.        -          -             -          (42,221)          -             -          (42,221)
                                                                                                                    --------
Comprehensive income..........                                                                                         1,981

Issuance of stock, exercise of
  stock options and share
  conversions.................        -          -           704                -           -             -              704
Acquisition of treasury stock.        -          -             -                -           -       (10,219)         (10,219)
                                -------    -------      --------        ---------    --------      --------         --------

Balance, June 30, 2000........  $   163    $    52      $365,094        $(143,686)   $321,555      $(49,295)        $493,883
                                =======    =======      ========        =========    ========      ========         ========


Balance, January 1, 2001......  $   168    $    48      $366,834        $ (53,622)   $274,060      $(49,295)        $538,193
                                                                                                                    --------

Net income....................        -          -             -                -      42,313             -           42,313
Decrease in net unrealized
  depreciation on investments.        -          -             -            8,496           -             -            8,496
                                                                                                                    --------
Comprehensive income..........                                                                                        50,809

Issuance of stock, exercise of
  stock options and share
  conversions.................        7         (6)          773                -           -             -              774
Dividends paid on common stock        -          -             -                -      (2,841)            -           (2,841)
                                -------    -------      --------        ---------    --------      --------         --------
Balance, June 30, 2001........  $   175    $    42      $367,607        $ (45,126)   $313,532      $(49,295)        $586,935
                                =======    =======      ========        =========    ========      ========         ========



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30,
                                                                        -----------------------
                                                                           2001         2000
                                                                        ----------   ----------
Operating activities:
   Net income.........................................................  $  42,313    $  44,202
   Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
     Change in policy liabilities and policyholder accounts...........     29,342       36,234
     Net change in reinsurance receivables and payables...............    (13,361)     (90,975)
     Amortization, principally the cost of business acquired and
      investments ....................................................      7,119       (1,605)
     Deferred costs of business acquired..............................    (23,584)     (23,998)
     Net realized (gains) losses on investments.......................       (676)       1,552
     Net change in trading account securities.........................     28,832       (4,352)
     Net change in federal income tax liability.......................     26,050       20,429
     Extraordinary gain...............................................     (6,213)           -
     Other............................................................        401      (26,334)
                                                                        ---------    ---------
       Net cash provided (used) by operating activities...............     90,223      (44,847)
                                                                        ---------    ---------

Investing activities:
   Purchases of investments and loans made............................   (327,967)    (749,206)
   Sales of investments and receipts from repayment of loans..........    487,500      266,421
   Maturities of investments..........................................     34,168       13,420
   Sale of real estate................................................          -       16,656
   Change in deposit in separate account..............................       (315)        (475)
                                                                        ---------    ---------
       Net cash provided (used) by investing activities...............    193,386     (453,184)
                                                                        ---------    ---------

Financing activities:
   Deposits to policyholder accounts..................................     43,186       79,565
   Withdrawals from policyholder accounts.............................    (34,930)     (43,117)
   Proceeds from issuance of common stock and exercise of stock
    options ..........................................................        774          704
   Dividends paid on common stock.....................................     (2,841)           -
   Acquisition of treasury stock......................................          -      (10,219)
   Borrowings under the Credit Agreements.............................          -       19,000
   Principal payments under the Credit Agreements.....................   (150,000)     (19,000)
   Principal payment under SIG Senior Notes...........................     (9,000)      (9,000)
   Change in liability for Federal Home Loan Bank advances............     (6,500)      61,500
   Repurchase of Capital Securities...................................    (43,379)           -
   Change in liability for securities loaned or sold under agreements
    to repurchase ....................................................     (9,935)     103,496
                                                                        ---------    ---------
       Net cash (used) provided by financing activities...............   (212,625)     182,929
                                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents......................     70,984     (315,102)
Cash and cash equivalents at beginning of period......................     56,093      357,692
                                                                        ---------    ---------
     Cash and cash equivalents at end of period.......................  $ 127,077    $  42,590
                                                                        =========    =========




                 See notes to consolidated financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 2000. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.

Recently Adopted Accounting Standards. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives will continue to be amortized over their useful lives. An impairment loss resulting from the adoption of SFAS No. 142 would be accounted for as a cumulative effect of a change in accounting principle and recognized in the entity's first interim period financial statements regardless of the interim period in which the measurement is completed. Any subsequent impairment losses would be reflected within operating results in the income statement. The Company has not yet determined what the effect of SFAS No. 142 will be on the earnings and financial position of the Company.

NOTE B - INVESTMENTS

At June 30, 2001, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,034.2 million and an amortized cost of $2,115.8 million. At December 31, 2000, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,010.6 million and an amortized cost of $2,103.2 million.

NOTE C - SEGMENT INFORMATION

                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                      ----------------------   -------------------
                                                         2001         2000       2001      2000
                                                      ---------     --------   --------   --------
                                                                (dollars in thousands)
Revenues excluding net realized investment gains
 (losses):
   Group employee benefit products..................   $138,507     $132,470   $277,490   $269,290
   Asset accumulation products......................     18,305       20,741     36,525     41,884
   Other (1)........................................      5,134        5,448     10,302     10,920
                                                       --------     --------   --------   --------
                                                       $161,946     $158,659   $324,317   $322,094
                                                       ========     ========   ========   ========
Operating income (2):
   Group employee benefit products..................   $ 28,943     $ 33,766   $ 58,478   $ 67,433
   Asset accumulation products......................      3,359        6,852      6,721     15,324
   Other (1)........................................     (1,206)         (24)    (2,498)    (1,945)
                                                       --------     --------   --------   --------
                                                       $ 31,096     $ 40,594   $ 62,701   $ 80,812
                                                       ========     ========   ========   ========


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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE D - REPURCHASE OF SENIOR NOTES AND CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

In June 2001, the Company repurchased $8.0 million par value of the 8.0% Senior Notes due in October 2003. This transaction settled in July 2001. The Company also repurchased $54.0 million liquidation amount of the 9.31% Capital Securities, Series A, due in March 2027, during the first half of 2001. The Company recognized an extraordinary gain of $6.2 million, net of income tax expense of $3.3 million, in connection with these repurchases.

NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------    ------------------
                                                        2001       2000       2001      2000
                                                      --------   -------    -------    -------
                                                    (dollars in thousands, except per share data)
Numerator:
  Income before extraordinary gain excluding net
    realized investment gains (losses).............   $ 18,326   $22,911    $35,661    $45,211
  Realized investment gains (losses), net of taxes.        146        (3)       439     (1,009)
                                                      --------   -------    -------    -------
      Income before extraordinary gain.............     18,472    22,908     36,100     44,202
  Extraordinary gain, net of taxes.................      3,196         -      6,213          -
                                                      --------   -------    -------    -------
      Net income...................................   $ 21,668   $22,908    $42,313    $44,202
                                                      ========   =======    =======    =======

Denominator:
  Weighted average common shares outstanding.......     20,534    20,323     20,531     20,355
    Effect of dilutive securities..................        544       645        553        627
                                                      --------   -------    -------    -------
  Weighted average common shares outstanding,
    assuming dilution..............................     21,078    20,968     21,084     20,982
                                                      ========   =======    =======    =======

Basic results per share of common stock:
  Income before extraordinary gain excluding net
    realized investment gains (losses).............   $   0.89   $  1.13    $  1.74    $  2.22
  Realized investment gains (losses), net of taxes.       0.01         -       0.02      (0.05)
                                                      --------   -------    -------    -------
        Income before extraordinary gain...........       0.90      1.13       1.76       2.17
  Extraordinary gain, net of taxes.................       0.16         -       0.30          -
                                                      --------   -------    -------    -------
        Net income.................................   $   1.06   $  1.13    $  2.06    $  2.17
                                                      ========   =======    =======    =======

Diluted results per share of common stock:
  Income before extraordinary gain excluding net
     realized investment gains (losses)............   $   0.87   $  1.09    $  1.69    $  2.15
  Realized investment gains (losses), net of taxes.       0.01         -       0.02      (0.04)
                                                      --------   -------    -------    -------
        Income before extraordinary gain...........       0.88      1.09       1.71       2.11
  Extraordinary gain, net of taxes.................       0.15         -       0.30          -
                                                      --------   -------    -------    -------
        Net income.................................   $   1.03   $  1.09    $  2.01    $  2.11
                                                      ========   =======    =======    =======

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to
Six Months Ended June 30, 2000

Premium and Fee Income. Premium and fee income was $245.8 million for the first half of 2001 as compared to $224.9 million in the 2000 period, an increase of 9%. Premiums from core group employee benefit products increased 13% to $219.1 million in the first half of 2001 from $193.2 million in the comparable period of 2000. This increase reflects strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. Excess workers' compensation premiums increased 32% to $34.4 million in the first half of 2001 from $26.1 million in the comparable period of 2000. This increase reflects improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. Disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors created opportunities for SNCC, which contributed to high levels of new production, particularly during 2000. Non-core group employee benefit products include reinsurance pools, loss portfolio transfers ("LPTs"), primary workers' compensation, commercial automobile liability and bail bond insurance, and property reinsurance. Premiums from non-core group employee benefit products decreased to $18.1 million in the first half of 2001 from $22.4 million in the comparable period of 2000 primarily due to a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $42.1 million for the first half of 2001 as compared to $78.7 million for the first half of 2000. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. During the first half of 2001, market interest rates and the resulting interest rate spreads available to the Company on these products declined. The Company maintained its disciplined approach to establishing crediting rates offered on its asset accumulation products, in contrast to some of its competitors who did not react quickly to the declining interest rates. Accordingly, the Company experienced a lower level of production from its asset accumulation products during the first half of 2001 as compared to the first half of 2000.

Net Investment Income. Net investment income for the first half of 2001 was $78.5 as compared to $97.2 million for the 2000 period. The tax equivalent weighted average annualized yield (1) on invested assets was 6.9% on average invested assets(2) of $2,353.1 million for the first half of 2001 and 7.7% on average invested assets(2) of $2,594.6 million for the first half of 2000. The decrease in investment income reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments. The proceeds from these sales were used to repay in full the $150.0 million of outstanding borrowings under the Company's $150.0 million revolving credit facility and to repurchase $54.0 million liquidation amount of the Capital Securities during the first half of 2001.

Benefits and Expenses. Policyholder benefits and expenses for the first half of 2001 were $261.6 million as compared to $241.3 million for the 2000 period, an increase of 8%. This increase primarily reflects the increase in

(1) The tax equivalent weighted average annualized yield on the Company's investment portfolio for each period is computed by dividing net investment income, increased by the tax savings generated from tax exempt interest income and the dividends received deduction, by average invested assets for the period.

(2) Average invested assets are computed by dividing the total of invested assets as reported on the Company's balance sheet at the beginning of each period plus the individual quarter-end balances by the total number of periods and deducting one-half of net investment income, including tax savings.

premiums from the Company's core group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased from 93.6% in the first half of 2000 to 92.3% for the 2001 period. Certain non-core group employee benefit products expose the Company to the possibility of episodic losses, which could cause the combined ratio to differ materially from current trends. Benefits and interest credited on asset accumulation products increased by $2.6 million in the first half of 2001 principally due to an increase in average funds under management from $648.6 million in the first half of 2000 to $740.6 million in the 2001 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products from 5.5% in the first half of 2000 to 5.7% in the 2001 period.

Interest Expense. Interest expense was $6.5 million in the first half of 2001 as compared to $10.7 million in the 2000 period, a decrease of $4.2 million. This decrease was primarily a result of the Company's repayment in full of the $150.0 million of outstanding borrowings under the Company's $150.0 million revolving credit facility during the first half of 2001.

Extraordinary Gain. During the first half of 2001, the Company repurchased $54.0 million liquidation amount of the Capital Securities in the open market. In addition, the Company repurchased $8.0 million par value of the 8.0% Senior Notes in June 2001. The Company recognized an extraordinary gain of $6.2 million, net of income tax expense of $3.3 million, in connection with these repurchases. The reduction in dividends from the Capital Securities for the 2001 period does not fully reflect the future reduction in dividends since these repurchases occurred on various dates during the first half of 2001.

Three Months Ended June 30, 2001 Compared to
Three Months Ended June 30, 2000

Premium and Fee Income. Premium and fee income for the second quarter of 2001 was $122.5 million as compared to $112.1 million for the 2000 period, an increase of 9%. Premiums from core group employee benefit products increased 13% to $109.4 million in the second quarter of 2001 from $97.2 million in the comparable period of 2000. This increase reflects strong production of new business and normal growth in employment and salary levels for the Company's existing customer base. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. Excess workers' compensation premiums increased 22% to $16.0 million from $13.1 million in the comparable period of 2000. This increase reflects improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. Disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors created opportunities for SNCC, which contributed to high levels of new production, particularly during 2000. Non-core group employee benefit products include reinsurance pools, loss portfolio transfers ("LPTs"), primary workers' compensation, commercial automobile liability and bail bond insurance, and property reinsurance. Premiums from non-core group employee benefit products decreased to $8.8 million in the second quarter of 2001 from $10.0 million in the comparable period of 2000 primarily due to a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $13.4 million for the second quarter of 2001 as compared to $45.5 million for the second quarter of 2000. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. This decrease was primarily due to the Company maintaining its disciplined approach to establishing crediting rates offered on its asset accumulation products in a declining interest rate environment during the second quarter of 2001.

Net Investment Income. Net investment income for the second quarter of 2001 was $39.4 million as compared to $46.5 million in the second quarter of 2000. The tax equivalent weighted average annualized yield(1) on invested assets was 7.0% on average invested assets(2) of $2,325.8 million for the second quarter of 2001 and 7.2% on average invested assets(2) of $2,675.4 million for the second quarter of 2000. The decrease in investment income reflects the

(1) The tax equivalent weighted average annualized yield on the Company's investment portfolio for each period is computed by dividing net investment income, increased by the tax savings generated from tax exempt interest income and the dividends received deduction, by average invested assets for the period.

(2) Average invested assets are computed by dividing the total of invested assets as reported on the Company's balance sheet at the beginning of each period plus the individual quarter-end balances by the total number of periods and deducting one-half of net investment income, including tax savings.

Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments. The proceeds from these sales were used to repay in full the $150.0 million of outstanding borrowings under the Company's $150.0 million revolving credit facility and to repurchase $54.0 million liquidation amount of the Capital Securities during the first half of 2001.

Benefits and Expenses. Policyholder benefits and expenses for the second quarter of 2001 were $130.9 million as compared to $118.1 million for the second quarter of 2000, an increase of 11%. This increase primarily reflects the increase in premiums from the Company's core group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 92.7% in the second quarter of 2001 as compared to 92.1% for the 2000 period. Certain non-core group employee benefit products expose the Company to the possibility of episodic losses, which could cause the combined ratio to differ materially from current trends. Benefits and interest credited on asset accumulation products increased by $0.6 million in the second quarter of 2001 principally due to an increase in average funds under management from $659.1 million in the second quarter of 2000 to $744.3 million in the 2001 period. Also contributing to this increase was an increase in the weighted average annualized crediting rate on asset accumulation products from 5.5% in the second quarter of 2000 to 5.7% in the second quarter of 2001.

Interest Expense. Interest expense was $2.7 million for the second quarter of 2001 as compared to $5.4 million in the second quarter of 2000, a decrease of $2.7 million. This decrease was primarily a result of the Company's repayment in full of $150.0 million of outstanding borrowings under the Company's $150.0 million revolving credit facility during the first half of 2001.

Extraordinary Gain. During the second quarter of 2001, the Company repurchased $32.7 million liquidation amount of the Capital Securities in the open market. In addition, the Company repurchased $8.0 million par value of the 8.0% Senior Notes in June 2001. The Company recognized an extraordinary gain of $3.2 million, net of income tax expense of $1.7 million, in connection with these repurchases. The reduction in dividends from the Capital Securities for the second quarter of 2001 does not fully reflect the future reduction in dividends since these repurchases occurred at various dates during the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had $71.3 million of financial resources available at the holding company level at June 30, 2001, which was primarily comprised of fixed maturity securities and investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities. Financial resources available at the holding company level have decreased $195.6 million since December 31, 2000 primarily due to the liquidation of a substantial majority of the investments of its investment subsidiaries. The Company used the proceeds from these sales to repay in full the $150.0 million of outstanding borrowings under the Credit Agreements and to repurchase $54.0 million liquidation amount of the Capital Securities during the first six months of 2001. In addition, the Company repurchased $8.0 million par value of the 8% Senior Notes in June 2001. The maximum amount of borrowings available under the Credit Agreements, which mature in April 2003, is currently $230.0 million and will reduce to $190.0 million in October 2001 and $140.0 million in October 2002. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $77.8 million during 2001, of which $20.0 million has been paid during the first half of 2001. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding operating expenses, include principal and interest payments on the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2002 and the Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007.

Operating activities, which include $28.8 million of cash provided by trading account activity, increased cash and cash equivalents by $90.2 million in the first half of 2001. Operating activities during the first half of 2000 increased cash and cash equivalents by $33.0 million, excluding $58.1 million of funds related to a rescinded reinsurance transaction that were returned to the ceding company during the first quarter of 2000 and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves in the second quarter of 2000. During the first half of 2001, proceeds from investment sales were primarily used to repay in full the $150.0 million of outstanding borrowings under the $150.0 million revolving credit facility and repurchase $54.0 million liquidation amount of the Capital Securities. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.


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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 23, 2001. The directors elected at the meeting will serve for a term ending on the date of the 2002 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2001 Annual Meeting that director was Mr. Rhodes.

        The voting results for all matters at the meeting were as follows:

        1) Election of Directors

                                                                                 VOTES
                                                                       -----------------------
                                                                                      Withhold
                                                                            For      Authority
                                                                       ----------    ---------
          Class A Director:
              Thomas L. Rhodes......................................   12,493,219    1,441,495
          Directors:
              Robert Rosenkranz.....................................   26,208,000    2,723,373
              Edward A. Fox.........................................   27,481,522    1,449,851
              Charles P. O'Brien....................................   27,462,145    1,469,228
              Lewis S. Ranieri......................................   27,460,445    1,470,928
              Robert M. Smith, Jr...................................   26,238,119    2,693,254
              B.K. Werner...........................................   28,251,277      680,096

      2) All Other Matters - The proposal to amend the Company's Second Amended and Restated Employee Stock Option Plan received 24,862,809 votes for approval, 4,052,863 votes against approval and 15,701 votes abstaining. The proposal to amend the Company's Amended and Restated Directors Stock Option Plan received 24,829,824 votes for approval, 4,081,895 votes against approval and 19,654 votes abstaining. The proposal with regard to transacting such other business that properly comes before the meeting or any adjournment thereof received 24,584,807 votes for approval, 4,067,308 votes against approval and 279,258 votes abstaining; however, no such other business came before the meeting.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.1 - Delphi Financial Group, Inc. Second Amended and Restated Employee Nonqualified Stock Option Plan, as amended

         10.2 - Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan, as amended

    (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DELPHI FINANCIAL GROUP, INC. (Registrant)



                              /s/      ROBERT ROSENKRANZ
                              --------------------------------------------------
                              Robert Rosenkranz
                              Chairman of the Board, President and Chief
                               Executive Officer
                              (Principal Executive Officer)



                              /s/      THOMAS W. BURGHART
                              --------------------------------------------------
                              Thomas W. Burghart
                              Vice President and Treasurer
                              (Principal Accounting and Financial Officer)

Date:  August 14, 2001