Form 10-Q
period 2001-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2001-11-14
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               (302) 478-5142                          13-3427277
-----------------------------------       ------------------------------------    --------------------------------
  (State or other jurisdiction of            (Registrant's telephone number,      (I.R.S. Employer Identification
  incorporation or organization)                  including area code)                         Number)


1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                     19899
------------------------------------------------------------------------------------------------------------------
                 (Address of principal executive offices)                                   (Zip Code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                       Yes   X                 No
                           -----



 As of October 31, 2001, the Registrant had 16,256,354 shares of Class A Common
        Stock and 4,132,688 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


                                                                                                       Page
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

           Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2001 and 2000...............................................     3

           Consolidated Balance Sheets at September 30, 2001 and
             December 31, 2000......................................................................     4

           Consolidated Statements of Shareholders' Equity for the
             Nine Months Ended September 30, 2001 and 2000..........................................     5

           Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2001 and 2000..........................................     6

           Notes to Consolidated Financial Statements...............................................     7

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................    10

PART II.   OTHER INFORMATION........................................................................    14

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                    ---------------------------       ---------------------------
                                                                       2001             2000             2001             2000
                                                                    ----------       ----------       ----------       ----------
Revenue:
  Premium and fee income .....................................      $  127,068       $  120,961       $  372,886       $  345,843
  Net investment income ......................................          38,397           45,687          116,896          142,899
  Net realized investment losses .............................          (6,926)          (2,068)          (6,250)          (3,620)
                                                                    ----------       ----------       ----------       ----------
                                                                       158,539          164,580          483,532          485,122
                                                                    ----------       ----------       ----------       ----------
Benefits and expenses:
  Benefits, claims and interest credited to policyholders ....          96,972           88,225          276,841          255,900
  Commissions ................................................           9,595            9,745           29,561           28,983
  Amortization of cost of business acquired ..................           8,536            8,217           24,911           21,697
  Other operating expenses ...................................          23,172           19,712           68,578           60,601
                                                                    ----------       ----------       ----------       ----------
                                                                       138,275          125,899          399,891          367,181
                                                                    ----------       ----------       ----------       ----------

       Operating income ......................................          20,264           38,681           83,641          117,941

Interest expense:
  Corporate debt .............................................           2,539            5,357            9,013           16,096
  Dividends on Capital Securities of Delphi Funding L.L.C.....           1,072            2,328            4,737            6,983
                                                                    ----------       ----------       ----------       ----------
                                                                         3,611            7,685           13,750           23,079
                                                                    ----------       ----------       ----------       ----------

       Income before income tax expense and
           extraordinary gain ................................          16,653           30,996           69,891           94,862

Income tax expense ...........................................           5,081            9,694           22,219           29,358
                                                                    ----------       ----------       ----------       ----------

       Income before extraordinary gain ......................          11,572           21,302           47,672           65,504

Extraordinary gain, net of income taxes ......................           1,233                -            7,446                -
                                                                    ----------       ----------       ----------       ----------
       Net income ............................................      $   12,805       $   21,302       $   55,118       $   65,504
                                                                    ==========       ==========       ==========       ==========

Basic results per share of common stock:
  Income before extraordinary gain ...........................      $     0.56       $     1.05       $     2.32       $     3.22
  Net income .................................................            0.62             1.05             2.68             3.22

Diluted results per share of common stock:
  Income before extraordinary gain ...........................      $     0.55       $     1.01       $     2.26       $     3.11
  Net income .................................................            0.61             1.01             2.61             3.11

Dividend paid per share of common stock ......................      $     0.07       $        -       $     0.21       $        -



                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             September 30,          December 31,
                                                                                                  2001                  2000
                                                                                             -------------          ------------
Assets:
   Investments:
       Fixed maturity securities, available for sale ................................         $  2,117,149          $  2,010,634
       Short-term investments .......................................................              132,619                43,749
       Other investments ............................................................              156,311               421,562
                                                                                              ------------          ------------
                                                                                                 2,406,079             2,475,945

   Cash .............................................................................               12,737                12,344
   Cost of business acquired ........................................................              161,826               156,556
   Reinsurance receivables ..........................................................              465,295               437,844
   Other assets .....................................................................              289,513               289,433
   Assets held in separate account ..................................................               71,948                67,888
                                                                                              ------------          ------------
       Total assets .................................................................         $  3,407,398          $  3,440,010
                                                                                              ============          ============


Liabilities and Shareholders' Equity:
   Future policy benefits ...........................................................         $    553,458          $    523,911
   Unpaid claims and claim expenses .................................................              671,387               646,233
   Policyholder account balances ....................................................              802,949               782,452
   Corporate debt ...................................................................              113,696               267,770
   Advances from Federal Home Loan Bank .............................................              142,857               149,409
   Other liabilities and policyholder funds .........................................              402,997               374,292
   Liabilities related to separate account ..........................................               61,928                57,750
                                                                                              ------------          ------------
       Total liabilities ............................................................            2,749,272             2,801,817
                                                                                              ------------          ------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
       Funding L.L.C. holding solely junior subordinated deferrable interest
       debentures of the Company ....................................................               36,050               100,000
                                                                                              ------------          ------------

   Shareholders' equity:
       Preferred Stock, $.01 par; 10,000,000 shares authorized ......................                    -                     -
       Class A Common Stock, $.01 par; 40,000,000 shares authorized;
           17,635,982 and 16,844,982 shares issued and outstanding, respectively ....                  176                   168
       Class B Common Stock, $.01 par; 20,000,000 shares authorized;
           4,132,688 and 4,839,072 shares issued and outstanding, respectively ......                   41                    48
       Additional paid-in capital ...................................................              368,775               366,834
       Net unrealized depreciation on investments ...................................              (20,621)              (53,622)
       Retained earnings ............................................................              324,914               274,060
       Treasury stock, at cost; 1,495,890 and 1,435,390 shares of
           Class A Common Stock, respectively .......................................              (51,209)              (49,295)
                                                                                              ------------          ------------
           Total shareholders' equity ...............................................              622,076               538,193
                                                                                              ------------          ------------
               Total liabilities and shareholders' equity ...........................         $  3,407,398          $  3,440,010
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Net
                                                                                Unrealized
                                            Class A     Class B    Additional  Depreciation
                                            Common      Common       Paid-in        on        Retained    Treasury
                                             Stock       Stock       Capital   Investments    Earnings      Stock        Total
                                           ---------   ---------   ----------  ------------  ---------    ---------    ---------

Balance, January 1, 2000 ...............   $     163   $      52    $ 364,390   $(101,465)   $ 277,353    $ (39,076)   $ 501,417
                                                                                                                       ---------

Net income .............................           -           -            -           -       65,504            -       65,504
Increase in net unrealized
   depreciation on investments .........           -           -            -     (42,298)           -            -      (42,298)
                                                                                                                       ---------
Comprehensive income ...................                                                                                  23,206
Issuance of stock, exercise of stock
   options and share conversions .......           1           -        1,512           -            -            -        1,513
Acquisition of treasury stock ..........           -           -            -           -            -      (10,219)     (10,219)
                                           ---------   ---------    ---------   ---------    ---------    ---------    ---------

Balance, September 30, 2000 ............   $     164   $      52    $ 365,902   $(143,763)   $ 342,857    $ (49,295)   $ 515,917
                                           =========   =========    =========   =========    =========    =========    =========


Balance, January 1, 2001 ...............   $     168   $      48    $ 366,834   $ (53,622)   $ 274,060    $ (49,295)   $ 538,193
                                                                                                                       ---------

Net income .............................           -           -            -           -       55,118            -       55,118
Decrease in net unrealized
   depreciation on investments .........           -           -            -      33,001            -            -       33,001
                                                                                                                       ---------
Comprehensive income ...................           -           -            -           -            -            -       88,119
Issuance of stock, exercise of stock
   options and share conversions .......           8          (7)       1,941           -            -            -        1,942
Acquisition of treasury stock ..........           -           -            -           -            -       (1,914)      (1,914)
Dividends paid on common stock .........           -           -            -           -       (4,264)           -       (4,264)
                                           ---------   ---------    ---------   ---------    ---------    ---------    ---------

Balance, September 30, 2001 ............   $     176   $      41    $ 368,775   $ (20,621)   $ 324,914    $ (51,209)   $ 622,076
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                 ----------------------------
                                                                                                   2001               2000
                                                                                                 ---------          ---------
Operating activities:
    Net income .........................................................................         $  55,118          $  65,504
    Adjustments to reconcile net income to net cash provided (used)
          by operating activities:
       Change in policy liabilities and policyholder accounts ..........................            64,692             61,299
       Net change in reinsurance receivables and payables ..............................           (32,498)           (85,370)
       Amortization, principally the cost of business acquired and investments .........            12,186               (195)
       Deferred costs of business acquired .............................................           (37,572)           (38,531)
       Net realized losses on investments ..............................................             6,250              3,620
       Net change in trading account securities ........................................            29,806            (11,014)
       Net change in federal income tax liability ......................................            45,990             43,638
       Extraordinary gain ..............................................................            (7,446)                 -
       Other ...........................................................................           (12,434)           (46,043)
                                                                                                 ---------          ---------
          Net cash provided (used) by operating activities .............................           124,092             (7,092)
                                                                                                 ---------          ---------

Investing activities:
    Purchases of investments and loans made ............................................          (516,205)          (929,168)
    Sales of investments and receipts from repayment of loans ..........................           635,905            389,748
    Maturities of investments ..........................................................            22,305             16,575
    Net change in short-term investments ...............................................           (88,833)           315,373
    Sale of real estate ................................................................                 -             16,656
    Business acquisitions ..............................................................            (2,613)            (2,610)
    Change in deposit in separate account ..............................................               118               (656)
                                                                                                 ---------          ---------
          Net cash provided (used) by investing activities .............................            50,677           (194,082)
                                                                                                 ---------          ---------

Financing activities:
    Deposits to policyholder accounts ..................................................            67,157            121,816
    Withdrawals from policyholder accounts .............................................           (48,564)           (65,642)
    Proceeds from issuance of common stock and exercise of stock options ...............             1,942              1,513
    Dividends paid on common stock .....................................................            (4,264)                 -
    Acquisition of treasury stock ......................................................            (1,914)           (10,219)
    Borrowings under Credit Agreements .................................................            33,000             19,000
    Principal payments under Credit Agreements .........................................          (170,000)           (26,000)
    Principal payment under SIG Senior Notes ...........................................            (9,000)            (9,000)
    Repurchase of Senior Notes .........................................................            (8,284)                 -
    Change in liability for Federal Home Loan Bank advances ............................            (6,500)            73,500
    Repurchase of Capital Securities ...................................................           (51,329)                 -
    Change in liability for securities loaned or sold under agreements to repurchase ...            23,380             99,399
                                                                                                 ---------          ---------
          Net cash (used) provided by financing activities .............................          (174,376)           204,367
                                                                                                 ---------          ---------

Increase in cash .......................................................................               393              3,193
Cash at beginning of period ............................................................            12,344              7,808
                                                                                                 ---------          ---------
       Cash at end of period ...........................................................         $  12,737          $  11,001
                                                                                                 =========          =========



                 See notes to consolidated financial statements

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 2000. The information furnished includes all adjustments and accruals of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.

The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, began classifying these investments under the caption "short-term investments" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows in the third quarter of 2001. Prior to the third quarter of 2001, the Company classified these short-term, highly liquid debt instruments under the caption "cash equivalents" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Financial statements for the periods prior to the third quarter of 2001 have been restated to conform to the third quarter 2001 presentation.

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


NOTE B - INVESTMENTS

At September 30, 2001, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,117.1 million and an amortized cost of $2,153.4 million. At December 31, 2000, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,010.6 million and an amortized cost of $2,103.2 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - SEGMENT INFORMATION

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ------------------------      ------------------------
                                                              2001            2000          2001           2000
                                                            ---------      ---------      ---------      ---------
                                                                            (dollars in thousands)
Revenues excluding net realized investment losses:
    Group employee benefit products ...................     $ 142,718      $ 140,238      $ 420,208      $ 409,528
    Asset accumulation products .......................        17,604         21,192         54,129         63,076
    Other (1) .........................................         5,143          5,218         15,445         16,138
                                                            ---------      ---------      ---------      ---------
                                                            $ 165,465      $ 166,648      $ 489,782      $ 488,742
                                                            =========      =========      =========      =========

Operating income (2):
    Group employee benefit products ...................     $  25,659      $  34,435      $  84,137      $ 101,868
    Asset accumulation products .......................         2,776          7,129          9,497         22,453
    Other (1) .........................................        (1,245)          (815)        (3,743)        (2,760)
                                                            ---------      ---------      ---------      ---------
                                                            $  27,190      $  40,749      $  89,891      $ 121,561
                                                            =========      =========      =========      =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income excluding net realized investment losses and before interest and income tax expense and extraordinary gain.



NOTE D - REPURCHASE OF SENIOR NOTES AND CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

In June 2001, the Company repurchased $8.0 million par value of the 8.0% Senior Notes due in October 2003. The Company also repurchased $64.0 million liquidation amount of the 9.31% Capital Securities, Series A, due in March 2027, during the first nine months of 2001. The Company recognized an extraordinary gain of $7.4 million, net of income tax expense of $4.0 million, in connection with these repurchases.


NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                          ----------------------      ----------------------
                                                            2001          2000          2001          2000
                                                          --------      --------      --------      --------
                                                             (dollars in thousands, except per share data)
Numerator:
   Income before extraordinary gain ................      $ 11,572      $ 21,302      $ 47,672      $ 65,504
   Extraordinary gain, net of income taxes .........         1,233             -         7,446             -
                                                          --------      --------      --------      --------
        Net income .................................      $ 12,805      $ 21,302      $ 55,118      $ 65,504
                                                          ========      ========      ========      ========

Denominator:
   Weighted average common shares outstanding ......        20,564        20,358        20,542        20,356
      Effect of dilutive securities ................           585           796           564           683
                                                          --------      --------      --------      --------
   Weighted average common shares outstanding,
      assuming dilution ............................        21,149        21,154        21,106        21,039
                                                          ========      ========      ========      ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE E - COMPUTATION OF RESULTS PER SHARE - (CONTINUED)

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                        --------------------      --------------------
                                                          2001         2000         2001         2000
                                                        -------      -------      -------      -------
                                                         (dollars in thousands, except per share data)
Basic results per share of common stock:
  Income before extraordinary gain ...............      $  0.56      $  1.05      $  2.32      $  3.22
  Extraordinary gain, net of income taxes ........         0.06            -         0.36            -
                                                        -------      -------      -------      -------
           Net income ............................      $  0.62      $  1.05      $  2.68      $  3.22
                                                        =======      =======      =======      =======

Diluted results per share of common stock:
  Income before extraordinary gain ...............      $  0.55      $  1.01      $  2.26      $  3.11
  Extraordinary gain, net of income taxes ........         0.06            -         0.35            -
                                                        -------      -------      -------      -------
           Net income ............................      $  0.61      $  1.01      $  2.61      $  3.11
                                                        =======      =======      =======      =======

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to
Nine Months Ended September 30, 2000

Premium and Fee Income. Premium and fee income was $372.9 million for the nine months of 2001 as compared to $345.8 million in the 2000 period, an increase of 8%. Premiums from core group employee benefit products increased 13% to $333.3 million in the first nine months of 2001 from $294.4 million in the comparable period of 2000. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, production of new business and improved persistency. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. Excess workers' compensation premiums increased 30% to $53.3 million in the first nine months of 2001 from $40.9 million in the comparable period of 2000. This increase reflects improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. Disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors created opportunities for SNCC, which contributed to high levels of new production, particularly during 2000. The Company believes that additional increases in primary workers' compensation rates and rising reinsurance costs as a result of the World Trade Center attacks will further increase the demand for its excess workers' compensation products and result in price increases for these products. The Company has also implemented price increases for certain disability customers. Non-core group employee benefit products include reinsurance pools, loss portfolio transfers ("LPTs"), primary workers' compensation, commercial automobile liability and bail bond insurance, and property and workers' compensation reinsurance. Premiums from non-core group employee benefit products decreased to $26.3 million in the first nine months of 2001 from $37.6 million in the comparable period of 2000 primarily due to a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $64.8 million for the first nine months of 2001 as compared to $119.6 million for the first nine months of 2000. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company made a decision in the first quarter of 2001 to reduce the crediting rates offered on its asset accumulation products due to the decline in market interest rates and the resulting interest rate spreads available to the Company on these products. Accordingly, the Company experienced a lower level of production from its asset accumulation business in the first nine months of 2001 as compared to the same period in 2000.

Net Investment Income. Net investment income for the first nine months of 2001 was $116.9 million as compared to $142.9 million for the 2000 period. The tax equivalent weighted average annualized yield (1) on invested assets was 6.9% on average invested assets(2) of $2,325.7 million for the first nine months of 2001 and 7.7% on average invested assets(2) of $2,561.6 million for the first nine months of 2000. The decrease in investment income reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments. The proceeds from these sales were used to repay $150.0 million of outstanding borrowings under the Company's Credit Agreements in the first half of 2001 and to repurchase $64.0 million liquidation amount of the Capital Securities during the first nine months of 2001.

Net realized investment losses. Net realized investment losses were $6.3 million in the first nine months of 2001 as compared to $3.6 million in the first nine months of 2000. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. In the third quarter of 2001, the net loss realized on the Company's investment portfolio includes a $12.5 million provision for the other than temporary decline in the fair value of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses for the first nine months of 2001 were $399.9 million as compared to $367.2 million for the 2000 period, an increase of 9%. This increase primarily reflects the increase in premiums from the Company's core group employee benefit products discussed above. Policyholder benefits for the first nine months of 2001 also include losses of $3.8 million, net of reinsurance coverages, as a result of the World Trade Center attacks. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 92.4% in the first nine months of 2001, excluding the World Trade Center losses, and 92.7% for the comparable period of 2000. However, the Company anticipates that this combined ratio will increase in the fourth quarter of 2001 due to a strengthening in its excess workers' compensation reserves. A number of unusual catastrophic losses, unrelated to the World Trade Center attacks, have recently occurred which present the likelihood of higher than previously established reserves for expected claim payments. While presently available information is not sufficient to quantify the level of any reserve strengthening, a review has been undertaken which will be completed by the end of the fourth quarter of 2001. Any resulting reserve strengthening will be reflected in the Company's earnings at that time. In addition, certain non-core group employee benefit products expose the Company to the possibility of episodic losses, which could cause the combined ratio to differ materially from current trends. Benefits and interest credited on asset accumulation products increased by $3.2 million in the first nine months of 2001 principally due to an increase in average funds under management from $659.9 million in the first nine months of 2000 to $743.8 million in the 2001 period. The weighted average annualized crediting rate on asset accumulation products was 5.5% in the first nine months of 2000 and 2001.

Interest Expense and Extraordinary Gain. Interest expense was $13.8 million in the first nine months of 2001 as compared to $23.1 million in the 2000 period, a decrease of $9.3 million. This decrease was primarily a result of the Company's repayment of $150.0 million of outstanding borrowings under the Company's Credit Agreements during the first half of 2001 and the repurchase of $64.0 million liquidation amount of the Capital Securities in the open market which occurred on various dates during the first nine months of 2001. In addition, the Company repurchased $8.0 million par value of the 8.0% Senior Notes in June 2001. The Company recognized an extraordinary gain of $7.4 million, net of income tax expense of $4.0 million, in connection with these repurchases.

Income before extraordinary gain. Management believes the concept of "operating earnings" of companies is helpful in comparing the Company's performance with that of similar companies. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance. Operating earnings for the Company, consisting of income before extraordinary gain adjusted to exclude realized investment losses, were $51.7 million ($2.45 per share, diluted) for the first nine months of 2001 as compared to $67.9 million ($3.23 per share, diluted) for the same period in 2000. The decrease in operating earnings is primarily attributable to the Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments (see "Net Investment Income"). Operating earnings for the first nine months of 2001 have also been reduced by losses of $2.5 million ($0.12 per share, diluted), net of a tax benefit of $1.3 million, as a result of the World Trade Center attacks.

Three Months Ended September 30, 2001 Compared to
Three Months Ended September 30, 2000

Premium and Fee Income. Premium and fee income for the third quarter of 2001 was $127.1 million as compared to $121.0 million for the 2000 period, an increase of 5%. Premiums from core group employee benefit products increased 13% to $114.2 million in the third quarter of 2001 from $101.2 million in the comparable period of 2000. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, production of new business and improved persistency. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. Excess workers' compensation premiums increased 28% to $18.9 million from $14.8 million in the comparable period of 2000. This increase reflects improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. Disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors created opportunities for SNCC, which contributed to high levels of new production, particularly during 2000. The Company believes that additional increases in primary workers' compensation rates and rising reinsurance costs as a result of the World Trade Center attacks will further increase the demand for its excess workers' compensation products and result in price increases for these products. The Company has also implemented price increases for certain disability customers. Non-core group employee benefit products include reinsurance pools, loss portfolio transfers ("LPTs"), primary workers' compensation, commercial automobile liability and bail bond insurance, and property and workers' compensation reinsurance. Premiums from non-core group employee benefit products decreased to $8.2 million in the third quarter of 2001 from $15.2 million in the comparable period of 2000 primarily due to a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $22.7 million for the third quarter of 2001 as compared to $40.9 million for the third quarter of 2000. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company made a decision in the first quarter of 2001 to reduce the crediting rates offered on its asset accumulation products due to the decline in market interest rates and the resulting interest rate spreads available to the Company on these products. Accordingly, the Company experienced a lower level of production from its asset accumulation business in the third quarter of 2001 as compared to the same period in 2000.

Net Investment Income. Net investment income for the third quarter of 2001 was $38.4 million as compared to $45.7 million in the third quarter of 2000. The tax equivalent weighted average annualized yield(1) on invested assets was 6.8% on average invested assets(2) of $2,326.6 million for the third quarter of 2001 and 7.2% on average invested assets(2) of $2,619.2 million for the third quarter of 2000. The decrease in investment income reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments. The proceeds from these sales were used to repay $150.0 million of outstanding borrowings under the Company's Credit Agreements and to repurchase $64.0 million liquidation amount of the Capital Securities during the first nine months of 2001.

Net realized investment losses. Net realized investment losses were $6.9 million in the third quarter of 2001 as compared to $2.1 million in the comparable period of 2000. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. In the third quarter of 2001, the net loss realized on the Company's investment portfolio includes a $12.5 million provision for the other than temporary decline in the fair value of certain fixed maturity securities.

Benefits and Expenses. Policyholder benefits and expenses for the third quarter of 2001 were $138.3 million as compared to $125.9 million for the third quarter of 2000, an increase of 10%. This increase primarily reflects the increase in premiums from the Company's core group employee benefit products discussed above. Policyholder benefits for the third quarter of 2001 also include losses of $3.8 million, net of reinsurance coverages, as a result of the World Trade Center attacks. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 92.5% in the third quarter of 2001, excluding the World Trade Center losses, as compared to 90.9% for the 2000 period. However, the Company anticipates that this combined ratio will increase in the fourth quarter of 2001 due to a strengthening in its excess workers' compensation reserves. A number of unusual catastrophic losses, unrelated to the World Trade Center attacks, have recently occurred which present the likelihood of higher than previously established reserves for expected claims payments. While presently available information is not sufficient to quantify the level of any reserve strengthening, a review has been undertaken which will be completed by the end of the fourth quarter of 2001. Any resulting reserve strengthening will be reflected in the Company's earnings at that time. In addition, certain non-core group employee benefit products expose the Company to the possibility of episodic losses, which could cause the combined ratio to differ materially from current trends. Benefits and interest credited on asset accumulation products increased by $0.5 million in the third quarter of 2001 principally due to an increase in average funds under management from $682.9 million in the third quarter of 2000 to $748.2 million in the 2001 period. The weighted average annualized crediting rate on asset accumulation products in the third quarter of 2001 and the comparable period of 2000 was 5.6%.

Interest Expense and Extraordinary Gain. Interest expense was $3.6 million for the third quarter of 2001 as compared to $7.7 million in the third quarter of 2000, a decrease of $4.1 million. This decrease was primarily a result of the Company's repayment of $150.0 million of outstanding borrowings under the Company's Credit Agreements and $54.0 million liquidation amount of the Capital Securities during the first half of 2001. The Company repurchased an additional $10.0 million liquidation amount of the Capital Securities in the open market at the end of the third quarter of 2001. The Company recognized an extraordinary gain of $1.2 million, net of income tax expense of $0.7 million, in connection with this repurchase.

Income before extraordinary gain. Management believes the concept of "operating earnings" of companies is helpful in comparing the Company's performance with that of similar companies. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance. Operating earnings for the Company, consisting of income before extraordinary gain adjusted to exclude realized investment losses, were $16.1 million ($0.76 per share, diluted) for the third quarter of 2001 as compared to $22.6 million ($1.07 per share, diluted) for the same period in 2000. The decrease in operating earnings is primarily attributable to the Company's liquidation during the fourth quarter of 2000 of a substantial majority of its holding company investments (see "Net Investment Income"). Operating earnings for the third quarter of 2001 have also been reduced by losses of $2.5 million ($0.12 per share, diluted), net of a tax benefit of $1.3 million, as a result of the World Trade Center attacks.

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

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had $74.9 million of financial resources available at the holding company level at September 30, 2001, which was primarily comprised of fixed maturity securities and investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities. Financial resources available at the holding company level have decreased $192.0 million since December 31, 2000 primarily due to the liquidation of a substantial majority of the investments of its investment subsidiaries. The Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under the Credit Agreements in the first half of 2001 and to repurchase $64.0 million liquidation amount of the Capital Securities during the first nine months of 2001. In addition, the Company repurchased $8.0 million par value of the 8% Senior Notes in June 2001. The maximum amount of borrowings available under the Credit Agreements, which mature in April 2003, is currently $190.0 million and is scheduled to reduce to $140.0 million in October 2002. The Company has $177.0 million of borrowings available to it as of October 1, 2001. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $77.8 million during 2001, of which $26.0 million has been paid during the first nine months of 2001. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

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

Operating activities, which include $29.8 million of cash provided by trading account activity, increased cash by $124.1 million in the first nine months of 2001. Operating activities during the first nine months of 2000 increased cash by $70.7 million, excluding $58.1 million of funds related to a rescinded reinsurance transaction that were returned to the ceding company during the first quarter of 2000 and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves. During the first nine months of 2001, proceeds from investment sales were primarily used to repay $150.0 million of outstanding borrowings under the Company's Credit Agreements in the first half of 2001 and repurchase $64.0 million liquidation amount of the Capital Securities in the first nine months of 2001. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.

In September 2001, the Company entered into an agreement with Delphi International Ltd. and Oracle Re to commute various reinsurance agreements that the Company had entered into with Oracle Re in 1998. Upon consummation of the commutation in October 2001, Oracle Re paid approximately $84.0 million to the Company, net of $11.5 million which had been held by the Company, related to group employee benefit reserves ceded to Oracle Re under such agreements. The Company expects that its net investment income and benefit expense (and, therefore, its combined ratio) will increase as a result of the commutation. However, this transaction is not expected to have a material impact on the Company's financial position, liquidity or net income.

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


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        10.1 - Commutation, Prepayment and Redemption Agreement, dated September 14, 2001, between Delphi Financial Group, Inc., Safety National Casualty Corporation, Reliance Standard Life Insurance Company, Delphi International Ltd. and Oracle Reinsurance Company Ltd.

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

                                    DELPHI FINANCIAL GROUP, INC. (Registrant)


                                   /s/    ROBERT ROSENKRANZ
                                   ---------------------------------------------
                                   Robert Rosenkranz
                                   Chairman of the Board, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


                                   /s/    THOMAS W. BURGHART
                                   ---------------------------------------------
                                   Thomas W. Burghart
                                   Vice President and Treasurer
                                   (Principal Accounting and Financial Officer)


Date: November 14, 2001