Form 10-K405
period 2001-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2002-03-28
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                          -----------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Yes   |X|                         No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Class A Common Stock on March 22, 2002, was $651,371,699.

As of March 22, 2002, the Registrant had 16,801,412 shares of Class A Common Stock and 3,652,513 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I

ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), organized as a Delaware corporation in 1987, is a holding company whose subsidiaries provide integrated employee benefit services. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess and primary workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes individual annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. See Notes A and P to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company's segments.

OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth, which require specialized expertise to meet the individual needs of its customers and which provide the Company the opportunity to achieve superior operating earnings growth and returns on its shareholders' capital.

The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers, where nearly all of the employment growth in the American economy has occurred in the last few years. The Company also markets its group employee benefit products and services to large employers, emphasizing unique programs that integrate both employee benefit insurance coverages and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement.

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

Safety National Casualty Corporation ("SNCC") focuses primarily on providing workers' compensation products to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The Company acquired SNCC in March 1996. See "Other Transactions" and Note B to the Consolidated Financial Statements.

Matrix Absence Management, Inc. ("Matrix") provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in June 1998. See "Other Transactions" and Note B to the Consolidated Financial Statements.

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company emphasizes the origination of specialty insurance products directed to the employee benefits market, primarily group life, disability, workers' compensation and travel accident insurance. The Company also offers group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 1,000 individuals, although the typical size of insured groups currently ranges from 100 to 300 individuals. The Company markets unbundled employee benefit products and absence management services as well as an Integrated Employee Benefit program that combines both employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enabled the Company to market its group employee benefit products to large employers at attractive margins. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                              Year Ended December 31,
                                         ------------------------------
                                           2001       2000       1999
                                         --------   --------   --------
                                              (dollars in thousands)
Insurance premiums:
   Core Products:
     Life ............................   $170,772   $156,594   $146,416
     Disability income ...............    162,602    145,031    126,263
     Excess workers' compensation ....     73,404     56,015     47,948
     Travel accident, dental and other     45,380     42,765     36,914
                                         --------   --------   --------
                                          452,158    400,405    357,541
                                         --------   --------   --------
   Non-Core Products:
     Loss portfolio transfers ........      4,340     13,939     43,983
     FEGLI/SGLI pools ................         --      1,233     37,745
     Other reinsurance pools .........      7,872     19,652     22,001
     Other ...........................     23,624     12,461      6,652
                                         --------   --------   --------
                                           35,836     47,285    110,381
                                         --------   --------   --------
       Total insurance premiums ......   $487,994   $447,690   $467,922
                                         ========   ========   ========

Sales (new annualized gross premiums):
   Core Products:
     Life ............................   $ 55,606   $ 38,241   $ 38,421
     Disability income ...............     60,628     56,251     41,245
     Excess workers' compensation ....     18,815     19,835     11,803
     Travel accident and dental ......     24,774     26,694     19,153
                                         --------   --------   --------
                                          159,823    141,021    110,622
                                         --------   --------   --------
   Non-Core Products:
     Loss portfolio transfers ........      4,340     14,647     44,633
     Other ...........................     27,777     51,885     20,438
                                         --------   --------   --------
                                           32,117     66,532     65,071
                                         --------   --------   --------
       Total sales ...................   $191,940   $207,553   $175,693
                                         ========   ========   ========

The table below shows the loss and expense ratios as a percent of premium income for the Company's group employee benefit products for the periods indicated. Changes in the components of the ratio between years primarily reflect changes in the Company's product mix.

                                                Year Ended December 31,
                                         ------------------------------------
                                           2001           2000         1999
                                         --------       --------     --------

Loss ratio ...........................       75.0%(1)       66.0%        72.3%
Expense ratio ........................       27.0           26.3         22.9
                                         --------       --------     --------
    Combined ratio ...................      102.0%(1)       92.3%        95.2%
                                         ========       ========     ========

      (1) The loss ratio and combined ratio for 2001 excluding the reserve strengthening are 65.9% and 92.9%, respectively.

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the ability to attract new customers, adjust premium rates and control administrative expenses. The reserve strengthening charge in 2001 is primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the

World Trade Center attacks. Though the Company believes that the high number of large losses is unlikely to recur, the Company added $24.0 million to its reserve for incurred but not reported ("IBNR") losses since its method of estimating IBNR reserves is based on past experience. The Company also added $5.0 million to its long-term disability IBNR reserves for potential mental and nervous disabilities related to the World Trade Center attacks. This reserve strengthening charge reduced 2001 net income by $28.8 million, or $1.40 per share.

The Company's group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group and policy terms are generally one year. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $150,000 per individual and type of coverage for employer-provided group life insurance policies and $100,000 per individual for voluntary group term life policies. See "Reinsurance." In addition, the Company has a catastrophe reinsurance agreement in effect that protects the Company from aggregate losses on the accidental aspect of its group life insurance products, together with its business travel accident and voluntary accidental death and dismemberment products described below, in excess of $500,000 arising from any one occurrence up to a maximum of $50.5 million. Also, the Company has a reinsurance agreement in effect that protects the Company from aggregate losses on all of these products between $25,000 and $10.9 million per occurrence that are the result of terrorism committed within the United States and Canada.

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. The Company focuses group long-term disability sales toward employers engaged principally in service industries such as accounting, engineering, financial services and technology, as well as certain retailing and manufacturing fields. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When insureds' disabilities prevent them from returning to their original jobs, the Company, in appropriate cases, provides assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and emerging experience of the insured group, as well as assumptions regarding operating expenses and future interest rates. The Company reinsures risks in excess of $2,500 in long-term disability benefits per individual per month. See "Reinsurance."

Business travel accident as well as voluntary accidental death and dismemberment insurance policies pay a stated amount based on a predetermined schedule in the event of accidental death or dismemberment of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual and type of coverage. As discussed above in connection with the Company's group life insurance products, the Company also has catastrophe and terrorism reinsurance agreements that cover these products. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year.

Excess workers' compensation insurance products provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and association groups, particularly small municipalities, hospitals and schools. These companies and groups tend to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because the Company's claim payments do not begin until after the self-insured's loss payments equal the SIR, it takes an average of 15 years from the date the claim is incurred to the time claim payments begin. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage, and any medical payments tend to be stable and predictable. These products also include a complementary product, workers' compensation self-insurance bonds, and large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance.

The pricing environment for excess workers' compensation insurance has improved and demand has increased since 2000 due to higher primary workers' compensation rates and disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the terrorist attacks on the World Trade Center increased the demand for self-insurance. As a result, the demand for excess workers' compensation products and the rates for such products increased. During the December through February period, one of SNCC's two key annual renewal periods, SNCC has been able to obtain significant price increases in connection with its renewals of insurance coverage for 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher SIR levels, in connection with these renewals. In addition, new business production for excess workers' compensation products has been strong during this renewal period and the retention of existing customers has been high. The Company reinsures excess workers' compensation risks between $2.0 million and $50.0 million per policy per occurrence. The reinsurance agreements in effect that cover risks between $2.0 million and $20.0 million per policy per occurrence provide coverage in the event that losses are the result of terrorism. See "Reinsurance."

The Company's catastrophe and terrorism reinsurance agreements expire or are subject to cancellation at various times during 2002. Based upon the current reinsurance environment, the Company's current reinsurers may no longer be willing to provide coverage for losses that are the result of terrorism or may charge significantly higher prices for the same level of coverage. In that event, the Company will have several options available to mitigate its exposure to losses arising from acts of terrorism. The Company may seek to modify the terms of its group employee benefit products to exclude coverage for certain risks, subject to regulatory approval, for new customers and for existing customers upon their policy renewals. The Company may also seek to charge higher rates to new customers and existing customers upon their policy renewals if such coverage is not excluded. In the case of SNCC, the Company may seek to enter into a separate terrorism reinsurance agreement. The Company may pursue a combination of these options. In addition, the federal government may provide some form of terrorism reinsurance, although it has not instituted any such coverage to date.

Non-core group employee benefit products include products that have been discontinued, such as reinsurance pools, newer products which have not demonstrated their financial potential, and products for which sales are episodic in nature, such as loss portfolio transfers ("LPTs"). Pursuant to a LPT, the Company, in exchange for a one-time specified payment, assumes responsibility for an existing block of disability or workers' compensation claims, typically from an employer which is shifting from self-insurance to fully insured coverage. The Company began to actively market its LPTs during 1998 due to the weak pricing environment then existing in the excess workers' compensation sector. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Non-core group employee benefit products also include primary workers' compensation and commercial automobile liability. The Company primarily receives fee income from these products since a significant portion of the risk is reinsured. In addition, non-core group employee benefit products include bail bond insurance and workers' compensation and property reinsurance.

The Company's group employee benefit products are sold primarily by independent brokers, agents and TPAs. The Company's home office and 25 sales offices located throughout the country provide nationwide sales support and service existing business. The Company believes that its national sales network minimizes expenses traditionally associated with large insurance company captive marketing systems.

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist primarily of single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 3.0% to 5.5%. For most of the Company's annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to nine years. At December 31, 2001, the weighted average crediting rate on all of the Company's annuity products was 5.52%. Withdrawals may be made at any time, but some withdrawals may result in the assessment of surrender charges, market value adjustments, taxes, and/or tax penalties on the withdrawn amount. The market value adjustment ("MVA") feature provides for an adjustment to the accumulated value of the annuity if it is surrendered during the surrender charge period.

These products are sold predominantly to individuals through networks of independent agents. In 2001, the Company's SPDA products accounted for $73.5 million of asset accumulation product deposits, of which $63.8 million was attributable to the MVA annuity product. Also in 2001, the Company's FPA products with the MVA feature accounted for $16.7 million. Three networks of independent agents accounted for approximately 50% of the deposits from these

SPDA and FPA products during 2001, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                             Year Ended December 31,
                                                      ------------------------- --------
                                                        2001         2000         1999
                                                      --------     --------     --------
                                                            (dollars in thousands)

Asset accumulation product deposits (sales) .....     $ 90,159     $160,523     $ 77,798

Funds under management (at period end) ..........      786,214      751,311      645,555


At December 31, 2001, funds under management consisted of $725.1 million of SPDA liabilities and $61.1 million of FPA liabilities. Of these liabilities, $481.6 million were subject to surrender charges averaging 6.83% at December 31, 2001. Annuity liabilities not subject to surrender charges have been in force, on average, for 19 years.

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

OTHER PRODUCTS AND SERVICES

The Company provides integrated disability and absence management services on a nationwide basis through Matrix, which was acquired in June 1998. See Note B to the Consolidated Financial Statements. The Company's comprehensive disability and absence management services are designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. Services that the Company offers include event reporting, leave of absence management, claims and case management and return to work management. The goal of these services is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. The Company provides these services on an unbundled basis or in a unique Integrated Employee Benefit program that combines these services with various group employee benefit insurance coverages. The Company believes that these integrated disability and absence management services complement the Company's core group employee benefit products, enhancing the Company's ability to market these core products and providing the Company with a competitive advantage in the market for these products.

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

UNDERWRITING PROCEDURES

Premiums charged on insurance products are based in part on assumptions about the incidence and timing of insurance claims. The Company has adopted and follows detailed underwriting procedures designed to assess and qualify insurance risks before issuing its policies. To implement these procedures, the Company employs a professional underwriting staff.

In underwriting group coverage, the Company focuses on the risk characteristics of the group to be insured as a whole. A prospective group client is evaluated with particular attention paid to the claims experience of the group with prior carriers, the occupations of the insureds, the nature of the business of the group, the current economic outlook of the group in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company's products generally afford it the flexibility to adjust premiums charged annually to its policyholders in order to reflect emerging mortality or morbidity experience.

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

In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of its subsidiary, Delphi Funding L.L.C., and to repurchase $8.0 million principal amount of its 8% Senior Notes due 2003 (the "Senior Notes"). For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes A, C and I to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                             Year Ended December 31,
                                                    ------------------------------------
                                                       2001         2000         1999
                                                    ----------   ----------   ----------
                                                           (dollars in thousands)

Average invested assets (1) ....................    $2,312,975   $2,508,272   $2,428,576
Net investment income (2) ......................       157,509      184,576      180,945
Tax equivalent weighted average annual yield (3)           7.0%         7.6%         7.7%

      (1) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income.

      (2) Consists principally of interest and dividend income less investment expenses.

      (3) The tax equivalent weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income, increased to reflect tax exempt interest income and similar tax savings, by average invested assets for the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades.

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice;

however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer. See "Business - Group Employee Benefit Products" and Note O to the Consolidated Financial Statements.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. During 2000 and 1999, Oracle Re and the Company effected the partial recaptures of approximately $4.6 million and $10.0 million, respectively, of the group long-term disability liabilities ceded to Oracle Re. In October 2001, Oracle Re and the Company effected the commutation of their reinsurance agreements, pursuant to which Oracle Re paid approximately $84.0 million to the Company (net of $11.5 million which had been held by the Company) related to the reserves ceded to Oracle Re under such agreements. The Company expects that its net investment income and benefit expense (and, therefore, its combined ratio) will increase as a result of the commutation. However, these transactions did not have and are not expected to have a material impact on the Company's consolidated financial position, liquidity or net income. In furtherance of the commutation of the reinsurance agreements, the Company agreed to waive a portion of the amounts due to the Company under certain subordinated notes issued by Delphi International. As a result of this waiver, the Company recognized a pre-tax loss of $7.5 million in 2001 for the other than temporary decline in the value of these notes. In March 2002, Delphi International repaid the adjusted amounts due under the subordinated notes and the Company did not realize any significant additional loss in connection with such repayment.

The Company historically participated as an assuming insurer in a number of reinsurance pools. These reinsurance pools generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. In the fourth quarter of 1999, the Company discontinued its participation in a federal employee group life reinsurance pool and a servicemembers' group life reinsurance pool (collectively, the "FEGLI/SGLI pools") in order to enhance available resources for products believed to offer greater financial potential. Premium income from the FEGLI/SGLI pools totaled $0 million, $1.2 million and $37.7 million in 2001, 2000 and 1999, respectively, and incurred benefits totaled $0 million, $1.1 million and $37.5 million in 2001, 2000 and 1999, respectively. In addition, in 2000, the Company terminated, on a prospective basis, its participations in all of the other reinsurance pools in which the Company had participated. However, the terms of such pools provide for the continued assumption of risks by, and payments of premiums to, pool participants with respect to business written in the periods during which they formerly participated in such pools. Premium income from all other reinsurance pools was $7.9 million, $19.7 million and $22.0 million in 2001, 2000 and 1999 respectively, and incurred benefits from these pools were $10.6 million, $19.4 million and $19.9 million in 2001, 2000 and 1999, respectively. The reinsurance pools did not constitute a significant part of the Company's operations; therefore, the Company does not expect its withdrawals from these pools to have a material impact on its consolidated financial position, liquidity or results of operations.

LIFE AND ACCIDENT AND HEALTH INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves to satisfy its life, accident and health and annuity policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with expected experience in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements. Differences between actual and expected claims experience are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. In the fourth quarter of 2001, the Company added $5.0 million to its long-term disability IBNR reserves for potential mental and nervous disability claims related to the World Trade Center attacks.

The life and accident and health insurance reserves carried in the Consolidated Financial Statements are calculated based on accounting principles generally accepted in the United States ("GAAP") and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level method on all insurance business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

Reserving practices under GAAP allow discounting of claim reserves related to workers' compensation losses to reflect the time value of money. Reserve discounting for these types of claims is common industry practice, and the discount factors used are less than the annual tax-equivalent investment yield earned by the Company on its invested assets. The discount factors are based on the expected duration and payment pattern of the claims at the time the claims are settled and the risk-free rate of return for U.S. government securities with a comparable duration. Reserves for claim expenses are not discounted.

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                         Year Ended December 31,
                                                   -------------------------------
                                                     2001        2000       1999
                                                   --------    --------   --------
                                                        (dollars in thousands)
Unpaid claims and claim expenses, net of
  reinsurance, beginning of period...............  $302,514    $307,156   $308,652

Add provision for claims and claim expenses
  incurred, net of reinsurance, occurring
  during:
      Current year (1)...........................    73,782      41,716     47,774
      Prior years (2)............................    13,896      (1,584)    (2,165)
                                                   --------    --------   --------

        Incurred claims and claim expenses, net
          of reinsurance, during the current
          year...................................    87,678      40,132     45,609
                                                   --------    --------   --------

Deduct claims and claim expenses paid, net of
  reinsurance, occurring during:
      Current year...............................     6,014       3,881      6,366
      Prior years (3)............................   (29,772)     40,893     40,739
                                                   --------    --------   --------
        Total paid...............................   (23,758)     44,774     47,105
                                                   --------    --------   --------

Unpaid claims and claim expenses, net of
  reinsurance, end of period.....................   413,950     302,514    307,156

Reinsurance receivables, end of
  period.........................................    92,828     144,541    114,317
                                                   --------    --------   --------

    Unpaid claims and claim expenses, gross of
      reinsurance, end of period ................  $506,778    $447,055   $421,473
                                                   ========    ========   ========

      (1)   In 2001, the provision for claims and claim expenses incurred in the current year includes a reserve strengthening charge of $39.3 million primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believes that the high number of large losses is unlikely to recur, the Company added $24.0 million to its reserve for IBNR losses since its method of estimating IBNR reserves is based on past experience.

      (2) In 2001, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2000 and 1999, the change in the provision for claims and claim expenses incurred in prior years reflects favorable claims development offset by the accretion of discounted reserves.

      (3) In 2001, the payments of claims and claim expenses occurring in prior years reflect the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re.

The effects of the discount to reflect the time value of money have been removed from the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2001, 2000 and 1999, $9.5 million, $9.0 million and $6.2 million, respectively, of discount was amortized, and $32.1 million, $23.2 million and $20.0 million, respectively, was accrued. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 2001 and is net of reinsurance.

                                                                              December 31,
                                 March 5,       ------------------------------------------------------------------------------------
                                 1996 (1)         1996           1997          1998           1999           2000             2001
                                ---------      ---------      ---------      ---------      ---------      ---------       ---------
                                                                         (dollars in thousands)
Reserve for unpaid claims
  and claims expenses, net
    of reinsurance ..........   $ 520,370      $ 532,923      $ 541,280      $ 422,159      $ 434,513      $ 444,061       $ 638,191
Cumulative amount of
  liability paid:
  One year later ............      23,467         28,162         98,365         40,815         40,660        (29,990)(2)
  Two years later ...........      50,713        125,020        127,481         74,571          4,020(2)
  Three years later .........     140,943        152,842        156,119         33,429(2)
  Four years later ..........     167,811        179,705        111,253(2)
  Five years later ..........     193,363        133,228(2)
  Six years later ...........     153,504(2)
Liability reestimated
  as of:
  One year later ............     507,375        513,402        523,430        410,875        424,187        442,624
  Two years later ...........     487,830        500,964        511,602        404,559        420,420
  Three years later .........     476,854        488,432        503,906        401,475
  Four years later ..........     476,600        487,195        500,514
  Five years later ..........     476,890        478,206
  Six years later ...........     470,283
Cumulative redundancy .......   $  50,087      $  54,717      $  40,766      $  20,684      $  14,093      $   1,437

      (1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

      (2) The cumulative amount of liability paid through December 31, 2001 reflects the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re in 2001.

The "Reserve for unpaid claims and claim expenses, net of reinsurance" line of the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions, except for the unusually high number of large losses in the Company's excess workers' compensation business in 2001. The "Cumulative redundancy" line of the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2001.

The table below illustrates the effects of the discount to reflect the time value of money that was removed from the loss development table above.

                                                                                      December 31,
                                       March 5,      -------------------------------------------------------------------------------
                                        1996(1)        1996          1997          1998          1999          2000           2001
                                       --------      --------      --------      --------      --------      --------       --------
                                                                         (dollars in thousands)

Reserve for unpaid claims
   and claim expenses before
   discount:
     Gross of reinsurance ..........   $533,871      $549,653      $564,734      $586,984      $613,693      $650,765       $731,019
     Deduct reinsurance
       recoverable .................     13,501        16,730        23,454       164,825       179,180       206,704         92,828
                                       --------      --------      --------      --------      --------      --------       --------
     Net of reinsurance ............    520,370       532,923       541,280       422,159       434,513       444,061        638,191

Deduct discount for time
   value of money ..................    164,000       168,827       176,683       113,507       127,357       141,547        224,241
                                       --------      --------      --------      --------      --------      --------       --------

Unpaid claims and claim
   expenses as reported
   on balance sheets, net
   of discount and net of
   reinsurance .....................    356,370       364,096       364,597       308,652       307,156       302,514        413,950
                                       --------      --------      --------      --------      --------      --------

Reestimated unpaid claims
   and claim expenses, net
   of discount, as of
   December 31, 2001:
     Gross of reinsurance ..........    403,561       399,840       408,901       423,225       450,306       478,211
     Deduct reinsurance
         recoverable ...............     32,216        32,658        38,127       107,127       131,741       159,973
                                       --------      --------      --------      --------      --------      --------
     Net of reinsurance ............    371,345       367,182       370,774       316,098       318,565       318,238
                                       --------      --------      --------      --------      --------      --------

Discounted cumulative
   (deficiency) ....................    (14,975)       (3,086)       (6,177)       (7,446)      (11,409)      (15,724)

Add accretion of discount ..........     65,062        57,803        46,943        28,130        25,502        17,161
                                       --------      --------      --------      --------      --------      --------

Cumulative redundancy
   before discount .................   $ 50,087      $ 54,717      $ 40,766      $ 20,684      $ 14,093      $  1,437
                                       ========      ========      ========      ========      ========      ========

      (1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

The workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $91.9 million less than those reported by the Company for statutory financial statement purposes at December 31, 2001. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

The Company believes that its reputation in the marketplace, quality of service, unique programs which integrate employee benefit products and absence management services, and investment returns have enabled it to compete effectively for new business in its targeted markets. The Company reacts to changes in the marketplace generally by focusing on products with adequate margins and attempting to avoid those with low margins. The Company believes that its smaller size, relative to some of its competitors, enables it to more easily tailor its products to the demands of customers.

REGULATION

The Company's insurance subsidiaries are regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company's insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' business, including, for example, risk-based capital ("RBC") requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The Company's insurance subsidiaries are required under these regulations to file detailed annual reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. To date, no examinations have produced any significant adverse findings or adjustments. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states. In 1998, the National Association of Insurance Commissioners (the "NAIC") approved the codification of statutory accounting principles, which became effective and was adopted by the Company on January 1, 2001, and serves as a comprehensive and standardized statement of statutory accounting principles. Such codification changed, in some respects, the accounting methods that the Company's insurance subsidiaries had used to prepare their statutory financial statements; however, these changes did not have a material impact on the statutory financial position of any of the Company's subsidiaries.

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, while the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.

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

EMPLOYEES

The Company and its subsidiaries employed approximately 950 persons at December 31, 2001. The Company believes that it enjoys good relations with its employees.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries. In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of Delphi Funding L.L.C. and to repurchase $8.0 million principal amount of the Senior Notes.

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

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 409,424 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). Under the terms of the purchase agreement, additional consideration of up to $5.2 million in cash was payable if Matrix's earnings met specified targets over the four-year period subsequent to the acquisition. Because Matrix met all of the specified targets, the Company paid the $5.2 million of contingent consideration in two equal installments of $2.6 million during 2000 and 2001. See Note B to the Consolidated Financial Statements.

In April 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. In January 2000, the Company received from Unicover's pool and facility members and the retrocessionaires of Unicover's pools and facilities legal releases relating to, among other things, the Company's former ownership of Unicover. The releases were obtained in connection with a global Unicover-related settlement involving Reliance Insurance Company, its retrocessionaires and a group of ceding companies and brokers. The Company contributed to this settlement by agreeing to rescind a quota share reinsurance contract with Reliance Insurance Company.

ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2003. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in June 2009. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. In the fourth quarter of 2001, SNCC purchased a neighboring office building located at 2029 Woodland Parkway, St. Louis, Missouri. The building consists of approximately 17,000 square feet and is intended for lease to third parties. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. Matrix leases its principal office at 4777 Hellyer Avenue, Suite 200, San Jose, California under an operating lease expiring in December 2006. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. These arbitrations are in their earliest stages, and their ultimate resolutions are likely to require extended periods of time. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations. However, in the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

     Name                        Age      Position
     ------------------------------------------------------------------------------------------------------------------------------
     Robert Rosenkranz            59      Director of the Company;  Chairman of the Board, President and Chief Executive Officer of
                                          the Company; Chairman of the Board of RSLIC
     Robert M. Smith, Jr.         50      Director and Executive Vice President of the Company
     Chad W. Coulter              39      Vice President and General Counsel of the Company; Vice President,
                                          General Counsel and Assistant Secretary of RSLIC
     Thomas W. Burghart           43      Vice President and Treasurer of the Company and RSLIC
     Lawrence E. Daurelle         50      President and Chief Executive Officer of RSLIC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He is also Chairman of the Board of RSLIC-Texas, RSLIC and FRSLIC and serves on the Board of Directors of SNCC and Matrix. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the voting power of the Company's common stock as of March 22, 2002.

Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. He has also served as the Chief Investment Officer of RSLIC and FRSLIC since April 2001. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of RSLIC-Texas, RSLIC, FRSLIC, SNCC and Matrix.

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

Mr. Burghart has served as Vice President and Treasurer of the Company since April 2001 and as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since October 2000. From March 1992 to September 2000, he served as the Second Vice President, Actuarial Statements, of RSLIC.

Mr. Daurelle has served as President and Chief Executive Officer of RSLIC, FRSLIC and RSLIC-Texas since October 2000. He served as Vice President and Treasurer of the Company from August 1998 to April 2001. He also serves on the Board of Directors of RSLIC, FRSLIC and RSLIC-Texas. From May 1995 to October 2000, Mr. Daurelle was Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas. Prior to May 1995, Mr. Daurelle was Senior Vice President and Chief Financial Officer for Mutual Assurance Company.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $39.01 on March 22, 2002. There were approximately 2,500 holders of record of the Company's Class A Common Stock as of March 22, 2002.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock and the cash dividends paid per share for the Company's Class A and Class B Common Stock.

                                       High         Low       Dividends
                                     --------    --------     ---------

2001:    First Quarter..........    $42.2500     $28.3000     $   0.07
         Second Quarter ........     38.5000      26.4500         0.07
         Third Quarter .........     38.4000      29.9200         0.07
         Fourth Quarter ........     34.9000      29.8000         0.07

2000:    First Quarter..........    $35.9375     $22.9375     $     --
         Second Quarter ........     35.9375      26.3125           --
         Third Quarter .........     42.1875      33.5000           --
         Fourth Quarter ........     40.5625      34.7500           --

In 2001, the Company's Board of Directors began declaring quarterly cash dividends of $0.07 per share, which were paid on the Company's Class A Common Stock and Class B Common Stock. In 2002, the Company's Board of Directors declared a cash dividend of $0.07 per share, which was paid on the Company's Class A Common Stock and Class B Common Stock on March 12, 2002. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $110.0 million and $80.0 million revolving credit facilities and $77.0 million 8% Senior Notes due 2003 (the "Senior Notes") subject to certain restrictions and covenants. See Note K to the Consolidated Financial Statements.

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

                                                                               Year Ended December 31, (1)
                                                       ----------------------------------------------------------------------------
                                                          2001             2000             1999             1998            1997
                                                       ---------        ---------        ---------        ---------       ---------
INCOME STATEMENT DATA:                                         (dollars and shares in thousands, except per share data)
  Insurance premiums and fee income:
    Core group employee benefit products ........      $ 452,158        $ 400,405        $ 357,541        $ 326,770       $ 302,545
    Non-core group employee benefit products(2) .         35,836           47,285          110,381           89,641          53,347
    Asset accumulation products .................          3,088            2,551            2,126            2,583           3,072
    Other .......................................         16,122           16,116           15,220            7,880           1,907
                                                       ---------        ---------        ---------        ---------       ---------
                                                         507,204          466,357          485,268          426,874         360,871
  Net investment income(3) ......................        157,509          184,576          180,945          168,692         162,380
  Net realized investment (losses) gains ........        (70,289)        (138,047)         (25,720)           8,060          14,568
                                                       ---------        ---------        ---------        ---------       ---------
    Total revenue ...............................        594,424          512,886          640,493          603,626         537,819

  (Loss) income from continuing operations(4) ...           (941)          (3,293)          64,132           73,802          74,982

  Net income (loss)(4)(5) .......................          6,505           (3,293)          50,285           87,035          74,982

BASIC RESULTS PER SHARE(4)(5)(6):
  (Loss) income from continuing operations ......      $   (0.04)       $   (0.16)       $    3.06        $    3.50       $    3.70
  Net income (loss) .............................           0.32            (0.16)            2.40             4.13            3.70
  Weighted average shares outstanding ...........         20,565           20,388           20,979           21,095          20,275

DILUTED RESULTS PER SHARE(4)(5)(6):
  (Loss) income from continuing operations ......      $   (0.04)       $   (0.16)       $    2.96        $    3.37       $    3.51
  Net income (loss) .............................           0.32            (0.16)            2.32             3.97            3.51
  Weighted average shares outstanding ...........         20,565           20,388           21,674           21,920          21,367

CASH DIVIDENDS PAID PER SHARE(7): ...............      $    0.28        $      --        $      --        $      --       $      --

OTHER DATA(8):
  Operating income(9) ...........................      $  81,652        $ 157,371        $ 144,995        $ 124,960       $ 118,326
  Operating earnings(9) .........................         44,747           86,438           80,850           68,564          65,513
  Diluted book value per share(10) ..............      $   28.50        $   26.87        $   24.52        $   26.59       $   24.09
  Return on average shareholders' equity(11) ....            8.0%            16.6%            15.1%            12.7%           14.9%

                                                                                    December 31, (1)
                                                       ----------------------------------------------------------------------------
                                                          2001             2000             1999             1998            1997
                                                       ---------        ---------        ---------        ---------       ---------
BALANCE SHEET DATA:                                                              (dollars in thousands)
  Total investments .............................     $2,427,214       $2,475,945       $2,527,763       $2,511,387      $2,635,314
  Total assets ..................................      3,336,146        3,440,010        3,395,688        3,287,057       3,203,713
  Long-term debt(3) .............................        125,675          267,770          283,938          265,165         178,769
  Capital Securities(3) .........................         36,050          100,000          100,000          100,000         100,000
  Shareholders' equity ..........................        581,994          538,193          501,417          566,440         509,486
  Debt to total capitalization ratio(12) ........           16.9%            29.6%            32.1%            28.5%           22.7%

(1) Reflects the acquisition of Matrix in 1998. See Note B to the Consolidated Financial Statements.

(2) Premiums from non-core group employee benefit products declined in 2000 and 2001 due to the Company's termination of its participations in the reinsurance pools in which it had historically participated and a lower level of premium from LPTs, which are episodic in nature. See "Business - Group Employee Benefit Products" and "Business - Reinsurance."

(3) Net investment income declined in 2001 primarily due to the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments of its investment subsidiaries. In 2001, the Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of Delphi Funding L.L.C. (the "Capital Securities") and to repurchase $8.0 million principal amount of the 8% Senior Notes due in October 2003. The Company recognized an extraordinary gain of $0.36 per share or $7.4 million, net of income tax expense of $4.0 million, in connection with these repurchases.

(4) Results for 2001 include a charge of $1.40 per share or $28.8 million, net of taxes of $15.5 million and reinsurance coverages of $21.8 million, for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Included in this charge, on a pre-tax basis, is an addition to excess workers' compensation case reserves of $9.0 million and IBNR reserves of $24.0 million. This charge also includes reported workers' compensation losses of $6.3 million and a $5.0 million addition to long-term disability IBNR reserves attributable to the terrorist attacks on the World Trade Center.

      (Loss) income from continuing operations and net income (loss) include realized investment (losses) gains, net of federal income tax (benefit) expense, as follows:

                                                                                  Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                          2001             2000             1999             1998            1997
                                                       ---------        ---------        ---------        ---------       ---------
                                                                       (dollars in thousands, except per share data)

Realized investment (losses) gains, net of
  income tax (benefit) expense ..................      $ (45,688)       $ (89,731)       $ (16,718)       $   5,238       $   9,469
Basic per share amount ..........................          (2.22)           (4.40)           (0.79)            0.25            0.47
Diluted per share amount ........................          (2.22)           (4.40)           (0.77)            0.24            0.44


(5) In 2001, the Company recognized losses of $50.9 million, net of an income tax benefit of $27.4 million, due to the other than temporary decline in the market value of certain fixed maturity securities. In 2000, the Company realized losses of $47.1 million, net of an income tax benefit of $25.4 million, related to the liquidation of a substantial majority of the investments of its investment subsidiaries and $38.0 million, net of an income tax benefit of $20.5 million, on closed U.S. Treasury futures and option contracts.

      In 1999, the Company disposed of Unicover and recognized an after-tax loss of $13.8 million on the disposition. After-tax income from this discontinued operation totaled $13.2 million in 1998. See "Business - Other Transactions."

(6) In computing the earnings per share amounts for 2001 and 2000, equivalent shares attributable to in-the-money stock options, which totaled 0.5 million and 0.7 million for 2001 and 2000, respectively, were not considered in the calculation of these per share amounts since the inclusion of these equivalent shares would have diluted the loss from continuing operations.

(7) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend of $0.07 per share, payable on the Company's outstanding Class A and Class B Common Stock. During 2001, the Company paid cash dividends on its capital stock in the amount of $5.7 million. See Note K to the Consolidated Financial Statements.

(8) Management believes that it is informative to exclude discretionary or nonrecurring income or loss items such as realized investment gains and losses, discontinued operations and extraordinary items when analyzing the Company's operating trends and in comparing the Company's results to those of other companies in its industry. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, these alternative measures of the Company's performance should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

(9) Operating income is comprised of income from continuing operations excluding realized investment gains and losses and before interest and income tax expense or benefit. Operating earnings are comprised of net income excluding realized investment gains and losses (net of the related income tax expense or benefit), discontinued operations and extraordinary items. Results for 2001 include a charge of $28.8 million, net of taxes and reinsurance coverages, for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. See note 4 above.

(10) Diluted book value per share is calculated by dividing shareholders' equity, as increased by the proceeds and tax benefit from the assumed exercise of outstanding stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(11) Return on average shareholders' equity is calculated by dividing operating earnings by average shareholders' equity, as determined as of the beginning and end of each year. Return on average shareholders' equity for 2001 excluding losses related to the reserve strengthening is 13.1%.

(12) The debt to total capitalization ratio is calculated by dividing long-term debt by the sum of the Company's long-term debt, Capital Securities and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of the results of operations and financial condition of the Company below should be read in conjunction with the Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

Premium and Fee Income. Premium and fee income in 2001 was $507.2 million as compared to $466.4 million in 2000. Premiums from core group employee benefit products increased 13% to $452.2 million in 2001 from $400.4 million in 2000. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, production of new business and improved persistency. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. See "Business - Group Employee Benefit Products." Excess workers' compensation premiums increased 31% to $73.4 million in 2001 from $56.0 million in 2000 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates and disruption in the workers' compensation marketplace due to difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the terrorist attacks on the World Trade Center increased the demand for self-insurance. As a result, the demand for excess workers' compensation products and the rates for such products increased. During the December through February period, one of SNCC's two key annual renewal periods, SNCC has been able to obtain significant price increases in connection with its renewals of insurance coverage for 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher SIR levels, in connection with these renewals. In addition, new business production for excess workers' compensation products has been strong during this renewal period and the retention of existing customers has been high. New business production for the Company's other group employee benefit products was very strong during 2001, particularly during the fourth quarter, primarily due to a 16% increase in the Company's sales force during 2001. The Company expects this strong sales trend to continue in 2002, due in part to the two new sales offices opened in early 2002. Retention of existing customers for these products also improved during 2001 and price increases were implemented for certain disability customers. Non-core group employee benefit products include reinsurance pools, LPTs, primary workers' compensation, commercial automobile liability and bail bond insurance, and workers' compensation and property reinsurance. See "Business - Group Employee Benefit Products" and "Business - Reinsurance." Premiums from non-core group employee benefit products decreased to $35.8 million in 2001 from $47.3 million in 2000 primarily due to the Company's termination of its participations in the reinsurance pools in which it had historically participated and a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $90.2 million in 2001 as compared to $160.5 million in 2000. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company in the first quarter of 2001 reduced the crediting rates offered on its asset accumulation products due to the decline in market interest rates and the resulting interest rate spreads available to the Company on these products. Accordingly, the Company experienced a lower level of production from its asset accumulation business in 2001 as compared to 2000.

Net Investment Income. Net investment income in 2001 was $157.5 million as compared to $184.6 million in 2000. The tax equivalent weighted average annual yield on invested assets was 7.0% on average invested assets of $2,313.0 million in 2001 and 7.6% on average invested assets of $2,508.3 million in 2000. The decrease in investment income reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used to repay $150.0 million of outstanding borrowings under the Company's revolving credit facilities in the first half of 2001, to repurchase $64.0 million liquidation amount of the Capital Securities during the first nine months of 2001 and to repurchase $8.0 million principal amount of the Senior Notes in June 2001.

Net Realized Investment Losses. Net realized investment losses were $70.3 million in 2001 as compared to $138.0 million in 2000. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined to be other than temporary, the security is written down to fair value. In 2001, the Company recognized $78.3 million of losses due to the other than temporary declines in the market value of certain fixed maturity securities. In 2000, the Company realized losses of $72.5 million related to the liquidation of the investments of its investment subsidiaries and $58.5 million on closed U.S. Treasury futures and option contracts. See "Liquidity and Capital Resources - General" and Note C to the Consolidated Financial Statements. Realized investment losses, net of the related tax benefit, reduced net income by $45.7 million, or $2.22 per share, in 2001 and by $89.7 million, or $4.40 per share, in 2000.

Benefits and Expenses. Policyholder benefits and expenses were $583.1 million as compared to $493.6 million in 2000, an increase of 18%. Benefits and expenses in 2001 include a pre-tax charge of $44.3 million for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believes that the high number of large losses in 2001 is unlikely to recur, the Company added $24.0 million to its reserve for incurred but not reported ("IBNR") losses since its method of estimating IBNR reserves is based on past experience. The Company also added $5.0 million to its long-term disability IBNR reserves for potential mental and nervous disability claims related to the World Trade Center attacks. This reserve strengthening charge reduced net income in 2001 by $28.8 million, or $1.40 per share. The increase in premiums from the Company's core group employee benefit products also contributed to the increase in benefits and expenses in 2001. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 102.0% (92.9% excluding the reserve strengthening) in 2001 and 92.3% in 2000. Benefits and interest credited on asset accumulation products increased by $3.9 million in 2001 principally due to an increase in average funds under management from $674.5 million in 2000 to $748.6 million in 2001, partially offset by a decrease in the weighted average annual crediting rate on asset accumulation products from 5.7% in 2000 to 5.5% in 2001.

Interest Expense and Extraordinary Gain. Interest expense was $17.4 million in 2001 as compared to $30.8 million in 2000, a decrease of $13.4 million. This decrease was primarily a result of the Company's repayment of $150.0 million of outstanding borrowings under its revolving credit facilities during the first half of 2001 and the repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001. In addition, the Company repurchased $8.0 million principal amount of the Senior Notes in June 2001. The Company recognized an extraordinary gain of $7.4 million, net of income tax expense of $4.0 million, in connection with these repurchases.

Income Tax Benefit. The income tax benefit was $5.1 million in 2001 and $8.2 million in 2000 and was primarily attributable to the recognition of investment losses and, in 2001, the reserve strengthening. The Company's effective tax rate excluding net realized investment losses and the reserve strengthening was 32.2% in 2001 and 31.7% in 2000.

Loss from Continuing Operations. Management believes the concept of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with those of other companies in its industry. Operating earnings exclude discretionary or nonrecurring income or loss items such as realized investment gains and losses, discontinued operations and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income from continuing operations adjusted to exclude realized investment losses (net of the related income tax benefit or expense), were $44.7 million, or $2.18 per share, in 2001 as compared to $86.4 million, or $4.24 per share, in 2000. The decrease in operating earnings is primarily attributable to the after-tax charge for reserve strengthening totaling $28.8 million, or $1.40 per share (see "2001 Compared to 2000 - Benefits and Expenses"). Equivalent shares attributable to in-the-money stock options, which totaled 0.5 million and 0.7 million for 2001 and 2000, respectively, were not considered in the calculation of these per share amounts since the inclusion of these equivalent shares would have diluted the loss from continuing operations. The decrease in operating earnings is also attributable to the liquidation during the fourth quarter of 2000 of investments of the Company's investment subsidiaries (see "2001 Compared to 2000 - Net Investment Income").

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

Excess workers' compensation premiums increased 17% to $56.0 million from $47.9 million in 1999 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates and disruption in the workers' compensation marketplace due to difficulties experienced by some competitors, particularly during 2000. Non-core group employee benefit products include reinsurance pools, LPTs, primary workers' compensation, commercial automobile liability and bail bond insurance, and workers' compensation and property reinsurance. Premiums from non-core group employee benefit products decreased to $47.3 million in 2000 from $110.4 million in 1999 due to the Company's termination of its participations in the reinsurance pools in which it had historically participated and a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products, including the Company's MVA annuity products, increased 106% to $160.5 million in 2000 from $77.8 million in 1999. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The increase in annuity deposits in 2000 was principally the result of an increase in the number of networks of independent agents distributing the Company's expanded line of annuity products and a more favorable environment for fixed annuity sales.

Net Investment Income. Net investment income in 2000 increased $3.7 million to $184.6 million from $180.9 million in 1999. This increase primarily reflects an increase in average invested assets, partially offset by a decrease in the tax equivalent weighted average annual yield on invested assets in 2000. The tax equivalent weighted average annual yield on invested assets was 7.6% on average invested assets of $2,508.3 million in 2000 and 7.7% on average invested assets of $2,428.6 million in 1999.

Net Realized Investment Losses. Net realized investment losses were $138.0 million in 2000 as compared to $25.7 million in 1999. The Company's investment strategy results in periodic sales of securities and the recognition of related investment gains and losses. In the fourth quarter of 2000, the Company implemented a strategic decision to liquidate a substantial majority of the investments of its investment subsidiaries, resulting in realized losses of $72.5 million. In addition, net investment losses realized in 2000 include $58.5 million of losses on closed U.S. Treasury futures and options contracts. Realized investment losses, net of the related tax benefit, reduced net income by $89.7 million, or $4.40 per share, in 2000 and by $16.7 million, or $0.77 per diluted share, in 1999.

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

Interest Expense. Interest expense was $30.8 million in 2000 as compared to $27.5 million in 1999. This increase was primarily due to increases in the weighted average outstanding borrowings and the weighted average borrowing rate under the Company's revolving credit facilities, partially offset by a decrease in the average principal amount of the SIG Senior Notes due to the scheduled partial principal repayment on the notes in 2000.

Income Tax (Benefit) Expense. The income tax benefit was $8.2 million in 2000 as compared to income tax expense of $27.7 million in 1999. The income tax benefit in 2000 was attributable to the recognition of investment losses. The Company's effective tax rate excluding net realized investment losses was 31.7% in 2000 and 31.2% in 1999.

(Loss) Income from Continuing Operations. Management believes the concept of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with those of other companies in its industry. Operating earnings exclude discretionary or nonrecurring income or loss items such as realized investment gains and losses, discontinued operations and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income from continuing operations adjusted to exclude realized investment losses (net of the related income tax benefit or expense), were $86.4 million, or $4.24 per share, in 2000 as compared to $80.9 million, or $3.73 per diluted share, in 1999. The increase in operating earnings in 2000 was primarily attributable to the improvement in the group employee benefit products combined ratio. Equivalent shares attributable to in-the-money stock options, which totaled 0.7 million for 2000, were not considered in the calculation of the per share amount for 2000 since the inclusion of these equivalent shares would have diluted the loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $62.6 million of financial resources available at the holding company level at December 31, 2001, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities and balances with independent investment managers. Financial resources available at the holding company level have decreased $204.3 million since December 31, 2000 primarily due to the liquidation of a substantial majority of the investments of its investment subsidiaries. The Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under its revolving credit facilities in the first half of 2001 and to repurchase $64.0 million liquidation amount of the Capital Securities during the first nine months of 2001. In addition, the Company repurchased $8.0 million principal amount of the Senior Notes in June 2001. A shelf registration is also in effect under which up to $49.2 million in securities may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2002, RSLIC will be permitted, without prior regulatory approval, to make dividend payments of $24.3 million. In addition, SNCC will be permitted, without prior regulatory approval, to make dividend payments of $19.8 million in 2002. RSLIC and SNCC may also pay additional dividends with the requisite approvals. See "Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. At December 31, 2001, the Company had $165.0 million of borrowings available to it under its revolving credit facilities.

The Company's current liquidity needs, in addition to funding lease commitments and other operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facilities, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The maximum amount of borrowings available under the Company's revolving credit facilities, which expire in April 2003, is currently $190.0 million and will be reduced to $140.0 million in October 2002. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 with a final maturity in May 2003 and have an outstanding principal balance of $18.0 million at December 31, 2001. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. See Note E to the Consolidated Financial Statements.

The Company intends to refinance or renegotiate the terms of its revolving credit facilities and the Senior Notes prior to their maturities in 2003. Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries, additional borrowings available under the Company's revolving credit facilities and borrowings, if any, available from any future revolving credit facilities or pursuant to any debt obligations issued in the future, are expected to exceed the Company's current and long-term cash requirements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company's operations.

The principal liquidity requirements of the Company's insurance subsidiaries are their contractual obligations to policyholders and other financing sources. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period.

Cash Flows. Operating activities, which include $30.1 million of cash provided by the liquidation of trading account securities and $84.0 million of funds received from Oracle Re for the commutation of various reinsurance agreements that the Company had entered into with Oracle Re in 1998, increased cash by $228.7 million in 2001. See Note O to the Consolidated Financial Statements. Operating activities increased cash by $12.4 million in 2000 and are net of $58.1 million of funds returned to a ceding insurer in connection with the rescission of a reinsurance transaction, $16.0 million of cash used by trading activities, and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves. Operating activities increased cash by $120.9 million in 1999 and included $58.1 million of funds received on a rescinded reinsurance transaction and are net of $23.8 million of cash used by trading account activities. Operating cash flows in 2001 and 2000 also include federal income tax refunds. During 2001, proceeds from investment sales were primarily used to repay $150.0 million of outstanding borrowings under the Company's revolving credit facilities in the first half of 2001 and to repurchase $64.0 million liquidation amount of the Capital Securities in the first nine months of 2001. In addition, the Company repurchased $8.0 million principal amount of the Senior Notes in June 2001.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 2001. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2001, approximately 25% of the Company's total invested assets were comprised of mortgage-backed securities, of which approximately 36% are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 64% consists of investments in trusts created by banks and finance and mortgage companies. Ninety-six percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2001, the Company had outstanding advances of $162.0 million, of which $20.0 million were obtained during 2001. In 2001, the Company repaid $6.5 million of FHLB advances that had been obtained in 2000. The advances, of which $150.0 million were obtained at a fixed rate and $12.0 million were obtained at a variable rate, have a weighted average term to maturity of 7.7 years. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary. There were no amounts related to this program at December 31, 2001 and 2000.

The ability of the Company's insurance subsidiaries to make investments is subject to the insurance laws and regulations of their respective state of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's revolving credit facilities and, as to SNCC, the SIG Senior Notes also contain limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company's investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. In addition, the Company, at times, has utilized exchange-traded futures and option contracts to reduce the risk associated with changes in the value of its fixed maturity portfolio due to changes in the interest rate environment and to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases. Generally, market prices of fixed maturity securities decline in an environment of increasing interest rates in a manner similar to that of U.S. Treasury securities. Therefore, in order to reduce the extent of this interest rate risk, the Company, at times, entered into option contracts and short U.S. Treasury futures, the value of which typically rises in such an environment. During 2000, market interest rates, particularly rates on U.S. Treasury securities, decreased, causing the value of these futures and option contracts to decline. As a result, the Company terminated all of these contracts in the fourth quarter of 2000 and recognized related losses of $58.5 million. The Company discontinued this strategy due to the continuing volatility in the relationship between yields on U.S. Treasury securities and yields on other categories of fixed income securities, as well as impending changes in the accounting rules applicable to futures and options contracts used for hedging purposes. At December 31, 2001, the Company had no outstanding futures and option contracts or interest rate swap agreements.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $38.0 million at December 31, 2001 as compared to a decline of approximately $55.0 million at December 31, 2000. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. Approximately 80% of the Company's corporate debt was issued at fixed interest rates. A hypothetical 10% decrease in market interest rates would cause a corresponding $0.4 million increase in the fair value of the Company's fixed-rate corporate debt at December 31, 2001 as compared to an increase of $1.3 million at December 31, 2000. Because interest expense on the Company's floating-rate corporate debt fluctuates as prevailing interest rates change, changes in market interest rates would not materially affect its fair value.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. Management's judgment is most critical in the estimation of its liabilities for future policy benefits and unpaid claims and claim expenses and its assets for cost of business acquired and in the valuation of its investments. A discussion of how management applies these critical accounting policies follows.

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $1,279.7 million at December 31, 2001, are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. External actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claim reserves have not all taken place, and thus cannot be evaluated with absolute certainty. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information.

The most significant assumptions made in the estimation process for future policy benefits relate to mortality, withdrawal, claim termination and interest rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of IBNR losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. At December 31, 2001, disability and workers' compensation reserves for unpaid claims and claim expenses with a carrying value of $569.6 million have been discounted at a weighted average rate of 5.3%, with the rates ranging from 3.7% to 7.5%. The interest rate assumptions used to discount disability claim reserves are based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated liability payments. The interest rate assumptions used to discount workers' compensation claim reserves are based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The methods and assumptions used to calculate the reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently. There have been no material changes in the actuarial assumptions and/or methods from those used in the previous periods other than those resulting from the unusually high number of large losses in the Company's excess workers' compensation business in 2001.

Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting, and certain field office expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Deferred acquisition costs related to group life and accident and health products, which totaled $98.8 million at December 31, 2001, are amortized over the premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $5.6 million at December 31, 2001, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $48.6 million at December 31, 2001, are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of shareholders' equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $32.7 million, $27.1 million and $25.1 million in 2001, 2000 and 1999, respectively.

Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of shareholders' equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety-six percent of the Company's fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Certain securities purchased in private placements in the Company's investment portfolio which are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $97.8 million at December 31, 2001. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these positions will be impacted to a significant degree by the lack of an actively traded market, and, therefore, the securities may not be disposed of in a timely manner. Historically, the Company has not realized gains or losses on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.

Declines in the fair value of investments that are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. In 2001 and 2000, the Company recognized losses totaling $78.3 million and $4.5 million, respectively, for the other than temporary decline in the value of certain fixed maturity securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer credit ratings, deteriorating financial results of issuers, adverse changes in the amount and timing of estimated future cash flows from securities and the impact of the recessionary economic environment on issuers' financial positions. Investment grade and non-investment grade fixed maturity securities comprised 83.1% and 8.5%, respectively, of the Company's total investment portfolio at December 31, 2001. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $33.1 million and $52.5 million, respectively, at December 31, 2001. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $3.2 million and $9.4 million, respectively, at December 31, 2001. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company's balance sheet as a separate component of shareholders' equity. The Company may experience additional losses from other than temporary security value declines in the future, which would be recorded as realized losses in the income statement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism, and availability of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

ITEM 7A. MARKET RISK DISCLOSURE

The information required by Item 7A is included in this Form 10-K under the heading "Asset/Liability Management and Market Risk" beginning on page 21 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 29 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 30 of this Form 10-K.

(b)   No reports on Form 8-K were filed during the fourth quarter of 2001.

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

      3.1      Amendment to Restated Certificate of Incorporation of Delphi Financial
               Group, Inc. (Exhibit 3.2) (3)

      3.2      Certificate of Amendment of Restated Certificate of Incorporation of Delphi
               Financial Group, Inc. (Exhibit 3.1) (8)

      3.3      Amended and Restated By-laws of Delphi Financial Group, Inc.
               (Exhibit 3.4) (3)

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

      4.4      Guarantee Agreement dated March 25, 1997, between Delphi Financial Group,
               Inc., as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (9)

      10.1     Fourth Amended and Restated Credit Agreement, dated as of June 1, 2000, among the Company, the Lenders named therein, The Bank of New York and
               Fleet National Bank, as Co-Agents, and Bank of America N.A., as
               Administrative Agent and Collateral Agent (Exhibit 10.1)(13)

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

      10.3     Borrower Pledge Agreement, dated as of February 23, 1993, between the
               Company and Bank of America Illinois (Exhibit 10.2) (2)

      10.4     Delphi Financial Group, Inc. Second Amended and Restated Employee
               Nonqualified Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1) (14)

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

      10.11    SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (6)

      10.12    Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30) (7)

      10.13    Reliance Standard Life Insurance Company Nonqualified Deferred Compensation
               Plan (Exhibit 10.14)(7)

      10.14    Reliance Standard Life Insurance Company Supplemental Executive Retirement
               Plan (Exhibit 10.15) (7)

      10.15    Delphi Financial Group, Inc. Amended and Restated Directors Stock Option
               Plan, as amended May 23, 2001 (Exhibit 10.2) (14)

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

      10.21    Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr.
               (Exhibit 10.31) (5)

      10.22    SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior
               Secured Notes due 2003) (Exhibit 10.25) (6)

      10.23    Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings,
               Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit
               10.26) (6)

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

      10.27    Commutation, Prepayment and Redemption Agreement, dated September 14, 2001, between Delphi Financial Group, Inc., Safety National Casualty Corporation,
               Reliance Standard Life Insurance Company, Delphi International Ltd. and
               Oracle Reinsurance Company Ltd. (Exhibit 10.1) (15)

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

            (14) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2001.

            (15) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001.

            (16) Incorporated herein by reference to Note N to the Consolidated Financial Statements included elsewhere herein.

            (17)  Filed herewith.

      (d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 30 of this Form 10-K are included under Item 8 and are presented beginning on page 54 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name                                                          Capacity                       Date
----                                                          --------                       ----
 /s/              ROBERT ROSENKRANZ                           Chairman of the Board,         March 28, 2002
----------------------------------------------------------    President and Chief Executive
                 (Robert Rosenkranz)                          Officer (Principal Executive
                                                              Officer)

                          *
----------------------------------------------------------    Director                       March 28, 2002
                   (Edward A. Fox)

                          *
----------------------------------------------------------    Director                       March 28, 2002
                (Charles P. O'Brien)

                          *
----------------------------------------------------------    Director                       March 28, 2002
                 (Lewis S. Ranieri)

                          *
----------------------------------------------------------    Director                       March 28, 2002
                 (Thomas L. Rhodes)

 /s/            ROBERT M. SMITH, JR.                          Director and Executive         March 28, 2002
----------------------------------------------------------    Vice President
               (Robert M. Smith, Jr.)

                          *
----------------------------------------------------------    Director                       March 28, 2002
                    (B.K. Werner)

                          *                                   Vice President and             March 28, 2002
----------------------------------------------------------    Treasurer (Principal
                 Thomas W. Burghart                           Accounting and Financial
                                                              Officer)

* BY:  /s/             ROBERT ROSENKRANZ
      -----------------------------------------------------
                       Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Year Ended December 31, 2001
                                                     --------------------------------------------------------
                                                      First          Second           Third          Fourth
                                                     Quarter         Quarter         Quarter         Quarter
                                                     --------        --------        --------        --------
Revenues excluding realized investment losses        $162,371        $161,946        $165,465        $174,931
Revenues ....................................         162,822         162,171         158,539         110,892
Income (loss) from continuing operations ....          17,628          18,472          11,572         (48,613)
Net income (loss) ...........................          20,645          21,668          12,805         (48,613)
Basic results per share of common stock:
   Income (loss) from continuing operations .        $   0.85        $   0.90        $   0.56        $  (2.36)
   Net income (loss) ........................            1.01            1.06            0.62           (2.36)
Diluted results per share of common stock:
   Income (loss) from continuing operations .        $   0.83        $   0.88        $   0.55        $  (2.36)
   Net income (loss) ........................            0.98            1.03            0.61           (2.36)


                                                                   Year Ended December 31, 2000
                                                     --------------------------------------------------------
                                                      First          Second           Third          Fourth
                                                     Quarter         Quarter         Quarter         Quarter
                                                     --------        --------        --------        --------
Revenues excluding realized investment losses        $163,435        $158,659        $166,648        $162,191
Revenues ....................................         161,888         158,654         164,580          27,764
Income (loss) from continuing operations ....          21,294          22,908          21,302         (68,797)
Net income (loss) ...........................          21,294          22,908          21,302         (68,797)
Basic results per share of common stock:
   Income (loss) from continuing operations .        $   1.04        $   1.13        $   1.05        $  (3.36)
   Net income (loss) ........................            1.04            1.13            1.05           (3.36)
Diluted results per share of common stock:
   Income (loss) from continuing operations .        $   1.01        $   1.09        $   1.01        $  (3.36)
   Net income (loss) ........................            1.01            1.09            1.01           (3.36)


The results of interim periods may not be indicative of the results for the entire year. Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year. The calculation of loss per share from continuing operations and net loss per share in the fourth quarters of 2001 and 2000 exclude equivalent shares attributable to in-the-money stock options which totaled 0.4 million and 0.6 million, respectively, since the inclusion of these equivalent shares would have diluted the loss from continuing operations.

Results for the third and the fourth quarters of 2001 include an after-tax charge of $2.5 million, or $0.12 per share, and $26.3 million, or $1.28 per share, respectively, for losses attributable to the terrorist attacks on the World Trade Center and reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. After-tax losses related to the World Trade Center attacks totaled $2.5 million, or $0.12 per share, in the third quarter of 2001 and $4.9 million, or $0.24 per share in the fourth quarter of 2001. The Company also recognized pre-tax investment losses of $0.6 million, $12.5 million and $65.2 million in the second, third and fourth quarters, respectively, of 2001, due to the other than temporary decline in the market value of certain fixed maturity securities. In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries and realized pre-tax losses of $72.5 million related to the liquidation and $58.5 million on closed U.S. Treasury futures and option contracts. In 2001, the Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of Delphi Funding L.L.C. and to repurchase $8.0 million principal amount of the Senior Notes due 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes C, D, E and J to the Consolidated Financial Statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

     Report of Independent Auditors.......................................................................       31

     Consolidated Statements of Income (Loss) - Years Ended December 31, 2001, 2000 and 1999..............       32

     Consolidated Balance Sheets - December 31, 2001 and 2000.............................................       33

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999.......       34

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999.................       35

     Notes to Consolidated Financial Statements...........................................................       36

Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

     Schedule I, Summary of Investments Other Than Investments in Related Parties.........................       54

     Schedule II, Condensed Financial Information of Registrant...........................................       55

     Schedule III, Supplementary Insurance Information....................................................       59

     Schedule IV, Reinsurance.............................................................................       60

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations..............       61

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
Delphi Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                               /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 8, 2002

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           Year Ended December 31,
                                                                                   ---------------------------------------
                                                                                      2001           2000           1999
                                                                                   ---------      ---------      ---------

   Premium and fee income.....................................................   $   507,204    $   466,357      $ 485,268
   Net investment income .....................................................       157,509        184,576        180,945
   Net realized investment losses ............................................       (70,289)      (138,047)       (25,720)
                                                                                   ---------      ---------      ---------
                                                                                     594,424        512,886        640,493
                                                                                   ---------      ---------      ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ...................       416,996        342,758        378,409
   Commissions ...............................................................        39,636         40,327         35,208
   Amortization of cost of business acquired .................................        34,700         29,726         27,467
   Other operating expenses ..................................................        91,729         80,751         80,134
                                                                                   ---------      ---------      ---------
                                                                                     583,061        493,562        521,218
                                                                                   ---------      ---------      ---------
      Income from continuing operations before interest and income
        tax (benefit) expense ................................................        11,363         19,324        119,275

Interest expense:
   Corporate debt ............................................................        11,604         21,457         18,178
   Dividends on Capital Securities of Delphi Funding L.L.C ...................         5,808          9,311          9,311
                                                                                   ---------      ---------      ---------
                                                                                      17,412         30,768         27,489
                                                                                   ---------      ---------      ---------


      (Loss) income from continuing operations before income tax
        (benefit) expense ....................................................        (6,049)       (11,444)        91,786

Income tax (benefit) expense .................................................        (5,108)        (8,151)        27,654
                                                                                   ---------      ---------      ---------

      (Loss) income from continuing operations ...............................          (941)        (3,293)        64,132

Loss on disposal of discontinued operations, net of income tax benefit .......            --             --        (13,847)

Extraordinary gain, net of income tax expense ................................         7,446             --             --
                                                                                   ---------      ---------      ---------

      Net income (loss) ......................................................     $   6,505      $  (3,293)     $  50,285
                                                                                   =========      =========      =========

Basic results per share of common stock:

   (Loss) income from continuing operations ..................................     $   (0.04)     $   (0.16)     $    3.06
   Net income (loss) .........................................................          0.32          (0.16)          2.40

Diluted results per share of common stock:

   (Loss) income from continuing operations ..................................     $   (0.04)     $   (0.16)     $    2.96
   Net income (loss) .........................................................          0.32          (0.16)          2.32


Dividends paid per share of common stock .....................................     $    0.28      $      --      $      --

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               December 31,
                                                                                         ---------------------------
                                                                                            2001             2000
                                                                                         ----------       ----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ...............................      $2,223,789       $2,010,634
      Short-term investments ......................................................          92,862           43,749
      Other investments ...........................................................         110,563          421,562
                                                                                         ----------       ----------
                                                                                          2,427,214        2,475,945
   Cash ...........................................................................          11,682           12,344
   Cost of business acquired ......................................................         168,894          156,556
   Reinsurance receivables ........................................................         388,910          437,844
   Other assets ...................................................................         265,763          289,433
   Assets held in separate account ................................................          73,683           67,888
                                                                                         ----------       ----------
      Total assets ................................................................      $3,336,146       $3,440,010
                                                                                         ==========       ==========

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ........................................................................      $  222,363       $  200,385
      Accident and health .........................................................         348,267          323,526
   Unpaid claims and claim expenses:
      Life ........................................................................          34,616           35,919
      Accident and health .........................................................         167,628          163,259
      Casualty ....................................................................         506,778          447,055
   Policyholder account balances ..................................................         817,543          782,452
   Corporate debt .................................................................         125,675          267,770
   Advances from Federal Home Loan Bank ...........................................         162,909          149,409
   Other liabilities and policyholder funds .......................................         268,962          374,292
   Liabilities related to separate account ........................................          63,361           57,750
                                                                                         ----------       ----------
      Total liabilities ...........................................................       2,718,102        2,801,817
                                                                                         ==========       ==========

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ...................................................          36,050          100,000
                                                                                         ----------       ----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized .....................              --               --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         17,763,428 and 16,844,982 shares issued and outstanding, respectively ....             178              168
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         4,132,688 and 4,839,072 shares issued and outstanding, respectively ......              41               48
      Additional paid-in capital ..................................................         369,385          366,834
      Net unrealized depreciation on investments ..................................         (10,985)         (53,622)
      Retained earnings ...........................................................         274,874          274,060
      Treasury stock, at cost; 1,505,290 and 1,435,390 shares of
         Class A Common Stock, respectively .......................................         (51,499)         (49,295)
                                                                                         ----------       ----------
         Total shareholders' equity ...............................................         581,994          538,193
                                                                                         ----------       ----------
             Total liabilities and shareholders' equity ...........................      $3,336,146       $3,440,010
                                                                                         ==========       ==========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                         Class A    Class B    Additional    Unrealized
                                         Common     Common      Paid-in     Depreciation on   Retained       Treasury
                                          Stock      Stock      Capital      Investments      Earnings        Stock         Total
                                         ------     ------      --------      ---------        --------      --------      --------

Balance, January 1, 1999 ...........     $  150     $   54      $329,023      $ (18,074)       $255,287      $     --      $566,440
                                                                                                                           --------

Net income .........................         --         --            --             --          50,285            --        50,285
Increase in net unrealized
   depreciation on investments .....         --         --            --        (83,391)             --            --       (83,391)
                                                                                                                           --------
Comprehensive loss .................                                                                                        (33,106)

Issuance of stock, exercise of
   stock options and share
   conversions .....................          7         (4)        7,162             --              --            --         7,165
Stock dividends ....................          6          2        28,205             --         (28,219)           --            (6)
Acquisition of treasury stock ......         --         --            --             --              --       (39,076)      (39,076)
                                         ------     ------      --------      ---------        --------      --------      --------

Balance, December 31, 1999 .........     $  163     $   52      $364,390      $(101,465)       $277,353      $(39,076)     $501,417
                                                                                                                           --------

Net loss ...........................         --         --            --             --          (3,293)           --        (3,293)
Decrease in net unrealized
   depreciation on investments .....         --         --            --         47,843              --            --        47,843
                                                                                                                           --------
Comprehensive income ...............                                                                                         44,550

Issuance of stock, exercise of
    stock options and share
    conversions ....................          5         (4)        2,444             --              --            --         2,445
Acquisition of treasury stock ......         --         --            --             --              --       (10,219)      (10,219)
                                         ------     ------      --------      ---------        --------      --------      --------

Balance, December 31, 2000 .........     $  168     $   48      $366,834      $ (53,622)       $274,060      $(49,295)     $538,193
                                                                                                                           --------

Net income .........................         --         --            --             --           6,505            --         6,505
Decrease in net unrealized
   depreciation on investments .....         --         --            --         42,637              --            --        42,637
                                                                                                                           --------
Comprehensive income ...............                                                                                         49,142

Issuance of stock, exercise of
    stock options and share
    conversions ....................         10         (7)        2,551             --              --            --         2,554

Acquisition of treasury stock ......         --         --            --             --              --        (2,204)       (2,204)
Cash dividends .....................         --         --            --             --          (5,691)           --        (5,691)
                                         ------     ------      --------      ---------        --------      --------      --------

Balance, December 31, 2001 .........     $  178     $   41      $369,385      $ (10,985)       $274,874      $(51,499)     $581,994
                                         ======     ======      ========      =========        ========      ========      ========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          Year Ended December 31,
                                                                                   ---------------------------------------
                                                                                      2001          2000           1999
                                                                                   ---------    -----------    -----------
Operating activities:
   Net income (loss) .........................................................     $   6,505    $    (3,293)   $    50,285
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Change in policy liabilities and policyholder accounts .................       105,904         71,934         98,609
      Net change in reinsurance receivables and payables .....................        39,670        (93,905)        21,292
      Amortization, principally the cost of business acquired
        and investments ......................................................        19,153          5,730         (4,375)
      Deferred costs of business acquired ....................................       (51,096)       (51,840)       (41,781)
      Net realized losses on investments .....................................        70,289        138,047         25,720
      Net change in trading account securities ...............................        30,085        (15,957)       (23,830)
      Net change in federal income tax liability .............................         8,836           (107)         2,319
      Discontinued operations ................................................            --             --         13,847
      Extraordinary gain .....................................................        (7,446)            --             --
      Other ..................................................................         6,772        (38,205)       (21,205)
                                                                                   ---------    -----------    -----------
        Net cash provided by operating activities ............................       228,672         12,404        120,881
                                                                                   ---------    -----------    -----------

Investing activities:
   Purchases of investments and loans made ...................................      (967,272)    (1,013,044)    (1,872,770)
   Sales of investments and receipts from repayment of loans .................       884,993        463,625      1,867,278
   Maturities of investments .................................................        87,077         72,494         89,134
   Net change in short-term investments ......................................       (49,062)       311,649        (56,850)
   Sale of real estate .......................................................            --         16,656             --
   Business acquisitions .....................................................        (2,613)        (2,610)        (8,993)
   Disposition of discontinued operations ....................................            --             --         20,968
   Change in deposit in separate account .....................................          (184)          (631)        (1,467)
                                                                                   ---------    -----------    -----------
        Net cash (used) provided by investing activities .....................       (47,061)      (151,861)        37,300
                                                                                   ---------    -----------    -----------

Financing activities:
   Deposits to policyholder accounts .........................................        94,922        164,203         81,729
   Withdrawals from policyholder accounts ....................................       (62,733)       (83,376)       (68,877)
   Proceeds from issuance of common stock
      and exercise of stock options ..........................................         2,554          2,445          2,177
   Dividends paid on common stock ............................................        (5,691)            --             --
   Acquisition of treasury stock .............................................        (2,204)       (10,219)       (39,076)
   Borrowings under Credit Agreements ........................................       102,000         19,000        142,000
   Principal payments under Credit Agreements ................................      (227,000)       (26,000)      (114,000)
   Principal payment under SIG Senior Notes ..................................        (9,000)        (9,000)        (9,000)
   Repurchase of Senior Notes ................................................        (8,284)            --             --
   Change in liability for Federal Home Loan Bank advances ...................        13,500         73,500             --
   Repurchase of Capital Securities ..........................................       (51,329)            --             --
   Change in liability for securities loaned or sold under agreements
      to repurchase ..........................................................       (29,008)        13,440       (153,570)
                                                                                   ---------    -----------    -----------
Net cash (used) provided by financing activities .............................      (182,273)       143,993       (158,617)
                                                                                   ---------    -----------    -----------

(Decrease) increase in cash ..................................................          (662)         4,536           (436)
Cash at beginning of year ....................................................        12,344          7,808          8,244
                                                                                   ---------    -----------    -----------
      Cash at end of year ....................................................     $  11,682    $    12,344    $     7,808
                                                                                   =========    ===========    ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform with the 2001 presentation. As of December 31, 2001, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes individual annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses and before interest and income tax expense. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of shareholders' equity, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of trading account securities, equity securities and amounts receivable from investment sales. Trading account securities include bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in income. Interest income, dividend income and realized gains and losses from trading account securities are also included in income. Equity securities are carried at fair value with unrealized appreciation or depreciation included as a component of shareholders' equity, net of the related income tax benefit or expense. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered.

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions and policy issuance costs, are deferred when incurred. For certain asset accumulation products, these costs are amortized in relation to the incidence of expected gross profits over the life of the policies and products. Deferred acquisition costs for life, accident and health and workers' compensation insurance policies are amortized over the premium-paying period or the expected life of the related policies. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for group life and disability insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of shareholders' equity.

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The excess of separate account assets over the related liabilities represents the Company's deposit in the separate account, which is maintained to support the operation of the separate account program. The Company receives a proportionate share of the income or loss earned by the assets of the separate account, which it generally reinvests in the separate account.

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 2001, disability and workers' compensation reserves with a carrying value of $569.6 million have been discounted at a weighted average rate of 5.3%, with the rates ranging from 3.7% to 7.5%.

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

Statements of Cash Flows. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, began classifying these investments under the caption "short-term investments" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows in the third quarter of 2001. Prior to the third quarter of 2001, the Company classified these short-term, highly liquid debt instruments under the caption "cash equivalents" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Financial statements for the prior periods have been restated to conform to the 2001 presentation.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Adopted Accounting Standards. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives will continue to be amortized over their useful lives. Other assets at December 31, 2001 and 2000 include unamortized goodwill of $93.9 million and $94.5 million, respectively. Other operating expenses for the periods ended December 31, 2001, 2000 and 1999 include amortization of goodwill of $3.2 million, $3.1 million, and $3.1 million, respectively, or $0.16 per share, $0.15 per share, and $0.15 per share, respectively ($0.16 per share, $0.15 per share, and $0.14 per share, respectively, assuming dilution). Amortization of goodwill would have been $3.3 million, or $0.16 per share ($0.16 per share, assuming dilution) for the period ended December 31, 2002. An impairment loss resulting from the adoption of SFAS No. 142 would be accounted for as a cumulative effect of a change in accounting principle and recognized in the entity's first interim period financial statements regardless of the interim period in which the measurement is completed. Any subsequent impairment losses would be reflected within operating results in the income statement. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on its earnings and consolidated financial position.

Effective January 1, 2001, the Company adopted the codification of statutory accounting principles, which changed, in some respects, the accounting practices that the Company's insurance subsidiaries had used to prepare their statutory financial statements. The codification of statutory accounting principles serves as a comprehensive and standardized statement of statutory accounting principles that was approved by the National Association of Insurance Commissioners in 1998. The changes required by the codification did not have a material impact on the statutory financial position of any of the Company's insurance subsidiaries.

NOTE B - ACQUISITIONS

The consideration for the 1998 acquisition of Matrix included contingent consideration of up to $5.2 million in cash if Matrix's earnings met specified targets subsequent to the acquisition. Matrix met all of the specified targets, and accordingly, the Company paid the $5.2 million of contingent consideration in two equal installments of $2.6 million during 2000 and 2001, which has been included in goodwill.

The consideration for the 1996 acquisition of SIG Holdings, Inc. ("SIG") and its subsidiary, SNCC, included contingent consideration of up to $20.0 million if SIG met specified earnings targets subsequent to the merger. SIG met all of the specified earnings targets, and, accordingly, the Company paid the final $10.0 million of contingent consideration in $9.0 million of cash and 30,000 shares of the Company's Class A Common Stock during 1999, which has been included in goodwill.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                            December 31, 2001
                                                     -----------------------------------------------------------------
                                                                            Gross           Gross
                                                       Amortized         Unrealized     Unrealized           Fair
                                                         Cost               Gains         Losses             Value
                                                     ------------        ----------     ----------        ------------
                                                                           (dollars in thousands)

Mortgage-backed securities ..................        $    607,599        $ 15,935        $(10,034)        $    613,500
Corporate securities ........................             996,720          16,827         (17,460)             996,087
U.S. Treasury and other U.S. Government
   guaranteed securities ....................             251,925           1,410         (12,621)             240,714
Obligations of U.S. states, municipalities and
   political subdivisions ...................             393,087           2,149         (21,748)             373,488
                                                     ------------        --------        --------         ------------
      Total fixed maturity securities .......        $  2,249,331        $ 36,321        $(61,863)        $  2,223,789
                                                     ============        ========        ========         ============


                                                                           December 31, 2000
                                                     --------------------------------------------------------------
                                                                           Gross          Gross
                                                        Amortized       Unrealized     Unrealized           Fair
                                                          Cost             Gains          Losses            Value
                                                     -------------      -----------    -----------       ------------
                                                                        (dollars in thousands)

Mortgage-backed securities ..................        $    599,285        $  3,449       $ (31,075)        $    571,659
Corporate securities ........................             883,503           7,525         (56,639)             834,389
U.S. Treasury and other U.S. Government
   guaranteed securities ....................             286,683           2,525          (9,728)             279,480
Obligations of U.S. states, municipalities and
   political subdivisions ...................             302,541           3,554         (10,903)             295,192
Securities sold under agreements to repurchase             31,213               2          (1,301)              29,914
                                                     ------------        --------       ---------         ------------
   Total fixed maturity securities ..........        $  2,103,225        $ 17,055       $(109,646)        $  2,010,634
                                                     ============        ========       =========         ============

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                      Amortized        Fair
                                                        Cost           Value
                                                     ----------      ----------
                                                        (dollars in thousands)

Mortgage-backed securities ..................        $  607,599      $  613,500

Other securities:
   Less than one year .......................           146,581         146,938
   Greater than 1, up to 5 years ............           344,519         349,750
   Greater than 5, up to 10 years ...........           394,238         392,407
   Greater than 10 years ....................           756,394         721,194
                                                     ----------      ----------

      Total .................................        $2,249,331      $2,223,789
                                                     ==========      ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE C - INVESTMENTS - (CONTINUED)

Net investment income was attributable to the following:

                                                               Year Ended December 31,
                                                     ----------------------------------------
                                                       2001            2000            1999
                                                     --------        --------        --------
                                                            (dollars in thousands)
   Gross investment income:
     Fixed maturity securities ..............        $158,065        $161,973        $151,738
     Other ..................................          15,311          37,607          46,593
                                                     --------        --------        --------
                                                      173,376         199,580         198,331
Less: Investment expenses ...................          15,867          15,004          17,386
                                                     --------        --------        --------
                                                     $157,509        $184,576        $180,945
                                                     ========        ========        ========

The decline in investment income for 2001 reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments in its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under the Company's revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of Delphi Funding L.L.C. and to repurchase $8.0 million principal amount of the 8% Senior Notes due 2003.

Net realized investment losses arose from the following:

                                                            Year Ended December 31,
                                                     ----------------------------------------
                                                        2001           2000            1999
                                                     --------        --------        --------
                                                              (dollars in thousands)

Fixed maturity securities ...................        $ 67,647        $103,318        $ 14,792
Other investments ...........................           2,642          34,729          10,928
                                                     --------        --------        --------
                                                     $ 70,289        $138,047        $ 25,720
                                                     ========        ========        ========

Proceeds from sales of fixed maturity securities during 2001, 2000 and 1999 were $633.9 million, $581.6 million and $1,652.5 million, respectively. Gross gains of $17.3 million, $8.9 million and $19.8 million and gross losses of $6.7 million, $49.2 million and $34.6 million, respectively, were realized on those sales. In 2001, the net losses realized on fixed maturity securities also include a $78.3 million provision for the other than temporary decline in the values of certain securities. In 2000, the net losses realized on fixed maturity securities included a $4.5 million provision for the other than temporary decline in the value of certain securities and $58.5 million of losses on closed U.S. Treasury futures and options contracts, which were used to reduce the risk associated with changes in the value of the Company's fixed maturity portfolio. The fair value of these contracts declined during 2000 due to a decrease in market interest rates. The market value of the Company's fixed maturity portfolio did not correspondingly increase due to a widening of the spread between yields on corporate and other non-government fixed maturity securities and yields on U.S. Treasury securities, which resulted from extraordinary market conditions. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities classified as trading account securities. Losses realized on other investments include $1.8 million and $40.7 million in 2001 and 2000, respectively, of losses associated with trading account securities.

The Company, at times, enters into futures and option contracts and interest rate swap agreements in connection with its investment strategy in order to profit from short-term differences in price. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment (losses) income of $(5.5) million and $3.0 million in 2000 and 1999, respectively, and net realized investment losses of $0.3 million, $0.8 million and $14.0 million in 2001, 2000 and 1999, respectively, related to these instruments. The Company had no outstanding futures and option contracts and interest rate swap agreements at December 31, 2001.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE C - INVESTMENTS - (CONTINUED)

The change in unrealized depreciation on investments, primarily fixed maturity securities, included as a component of shareholders' equity was as follows:

                                                                    Year Ended December 31,
                                                              -----------------------------------
                                                                2001         2000          1999
                                                              --------     --------     ---------
                                                                     (dollars in thousands)
Gross change in unrealized depreciation on investments (1)    $ (1,886)    $(18,700)    $(100,109)
Less:  Reclassification adjustment for losses
   included in net income (2) ............................     (44,523)     (66,543)      (16,718)
                                                              --------     --------     ---------
Net change in unrealized depreciation on investments .....    $ 42,637     $ 47,843     $ (83,391)
                                                              ========     ========     =========

(1) Net of an income tax benefit of $1.0 million, $10.1 million and $53.9 million, respectively, and the related adjustment to cost of business acquired of $(4.1) million, $(9.7) million and $22.1 million, respectively.

(2) Net of an income tax benefit of $24.0 million, $35.8 million and $9.0 million, respectively.

Unrealized gains (losses) on trading securities included in net investment income totaled $4.8 million, $(4.5) million and $5.4 million for 2001, 2000 and 1999, respectively.

Bonds and short-term investments with amortized costs of $41.4 million and $32.2 million at December 31, 2001 and 2000, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $73.7 million and $81.1 million at December 31, 2001 and 2000, respectively.

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company monitors the market value of the securities loaned and obtains additional collateral as necessary. There were no amounts related to this program at December 31, 2001 and 2000.

Other investments at December 31, 2001 and 2000 include trading securities of $2.9 million and $90.1 million, respectively. To reduce its potential loss exposure, the Company entered into short positions relating to certain of these securities. The liability for short positions related to the Company's trading portfolio totaled $0 million and $61.5 million at December 31, 2001 and 2000, respectively, and is included in other liabilities and policyholder funds on the balance sheet. Other investments also include equity securities of $48.8 million and $46.5 million, respectively, at December 31, 2001 and 2000, and amounts receivable from investment sales of $6.1 million and $214.9 million, respectively, at December 31, 2001 and 2000.

As of December 31, 2001 and 2000, approximately 25% and 23%, respectively, of the Company's total invested assets were comprised of mortgage-backed securities. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $206.4 million and $166.2 million at December 31, 2001 and 2000, respectively. Trading account securities included additional non-investment grade fixed maturity securities with fair values of $1.6 million and $11.1 million at December 31, 2001 and 2000, respectively. In the aggregate, non-investment grade securities constituted 8.6% and 7.2% of total invested assets at December 31, 2001 and 2000, respectively.

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 2001 was as follows: Tersk LLC - $113.0 million and Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $88.6 million. The Company's investment in Tersk LLC consisted of senior notes of $50.0 million, redeemable preferred securities of $52.2 million and common securities of $10.8 million at December 31, 2001.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE D - ACCIDENT AND HEALTH AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending accident and health and casualty future policy benefits and unpaid claims and claim expenses:

                                                                      Year Ended December 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              ----------    ---------     ---------
                                                                       (dollars in thousands)
Balance at beginning of year, net of reinsurance .........    $  657,565    $ 655,179     $ 595,811
Add provisions for claims and claim expenses incurred, net
   of reinsurance, occurring during:
     Current year ........................................       243,306      201,062       210,158
     Prior years .........................................         6,538       (9,703)       (8,183)
                                                              ----------    ---------     ---------
   Incurred claims and claim expenses during the current
      year, net of reinsurance ...........................       249,844      191,359       201,975
                                                              ----------    ---------     ---------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year .......................................        56,625       50,290        46,017
      Prior years ........................................        49,559      138,683        96,590
                                                              ----------    ---------     ---------
                                                                 106,184      188,973       142,607
                                                              ----------    ---------     ---------
Balance at end of year, net of reinsurance ...............       801,225      657,565       655,179
Reinsurance receivables at end of year ...................       221,448      276,275       230,652
                                                              ----------    ---------     ---------
   Balance at end of year, gross of reinsurance ..........    $1,022,673    $ 933,840     $ 885,831
                                                              ==========    =========     =========

Balance Sheets:
   Future policy benefits:
     Accident and health .................................    $  348,267    $ 323,526
   Unpaid claims and claim expenses:
     Accident and health .................................       167,628      163,259
     Casualty ............................................       506,778      447,055
                                                              ----------    ---------
                                                              $1,022,673    $ 933,840
                                                              ==========    =========

The provision for claims and claim expenses in 2001 includes a charge of $44.3 million for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Included in this charge is an addition to excess workers' compensation case reserves of $9.0 million and losses incurred but not reported of $24.0 million. This charge also includes reported workers' compensation losses of $6.3 million and a $5.0 million addition to long-term disability incurred but not reported reserves attributable to the terrorist attacks on the World Trade Center.

In 2001, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2000 and 1999, the change in the provision for claims and claim expenses incurred in prior years reflects favorable claims development offset by the accretion of discounted reserves. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

NOTE E - CORPORATE DEBT

The Company has a $110.0 million revolving credit facility with a group of lenders, which was entered into in 1996, and a $80.0 million revolving credit facility, which was entered into in 2000 (collectively, the "Credit Agreements"). The $80.0 million revolving credit facility may be increased up to a total of $100 million at the Company's option if additional loan commitments are obtained. The borrowings under the Credit Agreements accrue interest at floating rates, which are indexed to various published interest indices, and non-use fees are charged on any unused portions of the commitments. The maximum amount of borrowings available under the $110.0 million revolving credit facility was reduced in

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE E - CORPORATE DEBT - (CONTINUED)

accordance with the contractual schedule from $150.0 million in October 2001 and will be further reduced in accordance with such schedule to $60.0 million in October 2002. The final maturity of the Credit Agreements is on April 1, 2003. At December 31, 2001 and 2000, respectively, the Company had $25.0 million and $150.0 million outstanding borrowings under the $110.0 million revolving credit facility and no outstanding borrowings under the $80.0 million revolving credit facility. The Credit Agreements are secured pro rata by a security interest in all of the common stock of RSLIC-Texas, the issued and outstanding common stocks of substantially all of the Company's non-insurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of borrowing. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus requirements for RSLIC and SNCC, minimum consolidated equity requirements for the Company and certain investment, dividend and stock repurchase limitations. As of December 31, 2001, the Company was in compliance in all material respects with the restrictions and covenants in the Credit Agreements.

At December 31, 2001, the Company had $77.0 million of 8% Senior Notes due 2003 (the "Senior Notes") outstanding. The Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The Senior Notes are not redeemable prior to maturity or entitled to any sinking fund. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holders at 101% of the principal amount thereof, plus accrued and unpaid interest. In June 2001, the Company repurchased $8.0 million principal amount of the Senior Notes and recognized an extraordinary loss of $0.1 million, net of an income tax benefit of $0.1 million, in connection with this repurchase. The terms of the indenture pursuant to which the Senior Notes were issued contain certain covenants and restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 2001, the Company was in compliance in all material respects with the terms of the indenture.

In 1996, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"), which are collateralized by all of the common stock of SNCC. The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 with a final maturity in May 2003 and have an outstanding principal balance of $18.0 million at December 31, 2001. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions, which set forth, among others, minimum statutory surplus requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 2001, SIG was in compliance in all material respects with the terms of the note agreement.

In conjunction with the acquisition of Matrix, the Company issued $5.7 million of 8% subordinated notes due 2003 (the "Subordinated Notes"). The Subordinated Notes are unsecured obligations of the Company, and payments of principal and interest on the notes are subordinated to all of the Company's senior debt obligations.

Interest paid by the Company on its corporate debt totaled $12.2 million, $21.0 million and $17.9 million during 2001, 2000 and 1999, respectively.

NOTE F - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from the Federal Home Loan Banks of Pittsburgh and Dallas (collectively, the "FHLB"). At December 31, 2001 and 2000, advances from the FHLB, including accrued interest, totaled $162.9 million and $149.4 million, respectively. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 6.6% and 7.5% at December 31, 2001 and 2000, respectively. The advances, of which $150.0 million were issued at a fixed rate and $12.0 million were issued at a variable rate, have a weighted average term of 7.7 years at December 31, 2001. These advances are collateralized by fixed maturity securities with a fair value of $189.3 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE G - INCOME TAXES

Income tax (benefit) expense is reconciled to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax (benefit) expense as follows:

                                                                              Year Ended December 31,
                                                                        -------------------------------------
                                                                         2001           2000           1999
                                                                        -------       --------       --------
                                                                                (dollars in thousands)
      Federal income tax (benefit) expense at statutory rate......      $(2,116)      $ (4,003)      $ 32,127
      Dividends received deduction and tax-exempt income .........       (5,104)        (6,160)        (7,185)
      Other ......................................................        2,112          2,012          2,712
                                                                        -------       --------       --------
                                                                        $(5,108)      $ (8,151)      $ 27,654
                                                                        =======       ========       ========

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

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                       December 31,
                                                                 -----------------------
                                                                   2001           2000
                                                                 --------       --------
                                                                  (dollars in thousands)
Cost of business acquired .................................      $ 46,764       $ 43,622
Future policy benefits and unpaid claims and claim expenses        36,831         26,648
Other .....................................................         6,147          2,522
                                                                 --------       --------
    Gross deferred tax liabilities ........................        89,742         72,792
                                                                 --------       --------
Future policy benefits and unpaid claims and claim expenses        (8,769)        (8,789)
Investments ...............................................        (4,296)       (24,872)
Other liabilities .........................................        (6,570)        (8,545)
Cost of business acquired and other .......................        (9,182)        (8,257)
Net operating loss carryforwards ..........................       (29,151)            --
Minimum tax credit carryforwards ..........................        (8,393)            --
                                                                 --------       --------
    Gross deferred tax assets .............................       (66,361)       (50,463)
                                                                 --------       --------
    Net deferred tax liability ............................      $ 23,381       $ 22,329
                                                                 ========       ========
Deferred tax (benefit) expense ............................      $(21,788)      $ 12,656
                                                                 ========       ========

Current tax expense (benefit), current tax recoverable and income taxes paid and refunded are as follows:

                                           As of or for the Year Ended
                                                   December 31,
                                         -----------------------------------
                                          2001          2000          1999
                                         -------      --------       -------
                                             (dollars in thousands)
Current tax expense (benefit)......      $16,680      $(20,807)      $ 6,223
Current tax recoverable ...........        6,286        41,038        28,179
Income taxes paid .................       23,074        20,734        29,549
Income tax refunds ................       37,785        29,722            --

At December 31, 2001, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $83.4 million, which expire in 2020 and 2021, and alternative minimum tax credit carryforwards of $8.3 million, which do not expire.

Tax years through 1996 are closed to further assessment by the Internal Revenue Service ("IRS"). The IRS intends to begin in 2002 its examination of the 1997 through 2000 tax years. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                Year Ended December 31,
                                         --------------------------------------
                                           2001           2000           1999
                                         --------       --------       --------
                                                (dollars in thousands)
Balance at beginning of year ......      $ 15,703       $ 18,422       $ 19,504
    Interest accrued ..............           287            337            347
    Amortization ..................        (2,297)        (3,056)        (1,429)
                                         --------       --------       --------
Balance at end of year ............      $ 13,693       $ 15,703       $ 18,422
                                         ========       ========       ========

An estimate of the percentage of the December 31, 2001 PVFP balance to be amortized over each of the next five years is as follows: 2002 - 18%, 2003 - 18%, 2004 - 16%, 2005 - 15% and 2006 - 15%.

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                              December 31,
                                                       ----------------------------------------------------------
                                                                 2001                              2000
                                                       --------------------------      --------------------------
                                                        Carrying         Fair           Carrying         Fair
                                                         Value           Value           Value           Value
                                                       ----------      ----------      ----------      ----------
                                                                           (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale       $2,223,789      $2,223,789      $2,010,634      $2,010,634
   Short-term investments .......................          92,862          92,862          43,749          43,749
   Other investments ............................         110,563         110,563         421,562         421,562
   Assets held in separate account ..............          73,683          73,683          67,888          67,888

Liabilities:
   Policyholder account balances ................         735,557         731,904         684,344         684,379
   Corporate debt ...............................         125,675         128,337         267,770         265,455
   Advances from Federal Home Loan Bank .........         162,909         172,511         149,409         160,366
   Securities sold under agreements to repurchase              --              --          29,025          29,025
   Securities sold, not yet purchased ...........              --              --          61,526          61,526
   Liabilities related to separate account ......          63,361          63,361          57,750          57,750

The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities purchased in private placements in the Company's fixed maturity portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $97.8 million at December 31, 2001. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these positions will be impacted to a significant degree by the lack of an actively traded market and the securities may not be disposed of in a timely manner. Historically, the Company has not realized gains or losses on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities at year end, the market price may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $55.3 million and $55.9 million at December 31, 2001 and 2000, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

The Company believes the fair value of its variable rate long-term debt and variable rate advances from the FHLB are equal to their carrying value. The Company pays variable rates of interest on this debt and these FHLB advances, which reflect changed market conditions since the time the terms were negotiated. The fair values of the Senior Notes, the SIG Senior Notes and the Subordinated Notes are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date. The carrying value of the liability for securities sold under agreements to repurchase approximates fair value as the liability is very short-term in nature. The carrying value of securities sold, not yet purchased is equal to fair value.

NOTE J - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

In 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. During 2001, the Company repurchased $64.0 million liquidation amount of the Capital Securities in the open market. The Company recognized an extraordinary gain of $7.6 million, net of income tax expense of $4.1 million, in connection with these repurchases. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period, in which event distributions on the Capital Securities will also be deferred and the Company will not be permitted to pay cash dividends or make payments on any junior indebtedness. No interest payments on the Junior Debentures have been deferred since their issuance. The distribution and other payment dates on the Capital Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the Capital Securities. Pursuant to the related transaction documents, the Company has, on a subordinated basis, guaranteed all payments due on the Capital Securities.

Dividends paid by Delphi Funding on the outstanding Capital Securities totaled $7.2 million, $9.3 million and $9.3 million during 2001, 2000 and 1999, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes per share. The Company's Board of Directors declared 2% stock dividends, which were distributed to stockholders on June 8, 1999 and December 15, 1999. In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend of $0.07 per share, payable on the Company's outstanding Class A and Class B Common Stock. During 2001, the Company paid cash dividends on its capital stock in the amount of $5.7 million. Under the Credit Agreements, cash dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 4% of the Company's Consolidated Equity (as defined in the Credit Agreements) as of the end of the preceding fiscal year, with unused amounts carrying over to subsequent fiscal years, except that in fiscal year 1999 dividends and repurchases were permitted in an aggregate amount equal to $56.1 million. The aggregate limitation for 2002 on dividend payments and/or repurchases or redemptions of its capital stock by the Company will be equal to $79.9 million. The Credit Agreements also permit additional repurchases by the Company of its capital stock in an aggregate amount of up to $20.0 million over the term of the Credit Agreements. The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $248.1 million and $253.7 million at December 31, 2001 and 2000, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries was $2.2 million, $56.6 million and $30.3 million, in 2001, 2000 and 1999, respectively. The consolidated statutory net income for the Company's life insurance subsidiaries for 2001 includes a charge of $39.9 million for the other than temporary decline in the value of certain securities. The Company's casualty insurance subsidiary had statutory capital and surplus of $198.0 million and $221.5 million at December 31, 2001 and 2000, respectively, and statutory net (loss) income of $(10.7) million, $32.3 million and $13.3 million in 2001, 2000 and 1999, respectively. The consolidated statutory net loss for the Company's casualty insurance subsidiary includes a charge for reserve strengthening of $29.9 million, net of taxes, primarily related to an unusually high number of large losses in the Company's excess workers' compensation business, including losses attributable to the terrorist attacks on the World Trade Center. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and are permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $44.1 million during 2002 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
2.4 million shares of its outstanding Class A Common Stock from time to time on the open market. At December 31, 2001, 0.9 million shares remained authorized for future purchases. During 2001, 2000 and 1999, the Company purchased 0.1 million, 0.3 million and 1.1 million shares, respectively, of its Class A Common Stock for a total cost of $2.2 million, $10.2 million and $39.1 million, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The following table provides a reconciliation of beginning and ending shares:

                                                                  Year Ended December 31,
                                                            -----------------------------------
                                                              2001         2000          1999
                                                            -------       -------       -------
                                                                   (shares in thousands)
Class A Common Stock:
   Beginning balance .................................       16,845        16,285        14,956
      Issuance of stock, exercise of stock options and
          conversion of shares .......................          918           560           704
      Stock dividend .................................           --            --           625
                                                            -------       -------       -------
   Ending balance ....................................       17,763        16,845        16,285
                                                            =======       =======       =======
Class B Common Stock:
   Beginning balance .................................        4,839         5,180         5,433
      Conversion of shares ...........................         (706)         (341)         (459)
      Stock dividend .................................           --            --           206
                                                            -------       -------       -------
   Ending balance ....................................        4,133         4,839         5,180
                                                            =======       =======       =======
Class A Treasury Stock:
   Beginning balance .................................        1,435         1,110            --
      Acquisition of treasury stock ..................           70           325         1,082
      Stock dividend .................................           --            --            28
                                                            -------       -------       -------
   Ending balance ....................................        1,505         1,435         1,110
                                                            =======       =======       =======

NOTE L - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative office space, was $6.7 million, $5.7 million, and $4.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, future net minimum rental payments under non-cancelable operating leases were approximately $39.3 million, payable as follows: 2002 - $7.0 million, 2003 - $6.7 million, 2004 - $6.1 million, 2005 - $5.7 million, 2006 - $4.7 million and
$9.1 million thereafter.

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. These arbitrations are in their earliest stages, and their ultimate resolutions are likely to require extended periods of time. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations. However, in the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

NOTE M - STOCK OPTIONS

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans because, in each case, the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. If compensation expense for options granted had been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been $4.0 million, $(7.9) million and $46.1 million and earnings (loss) per share would have been $0.19, $(0.39) and $2.20 ($0.19, $(0.39) and $2.10, assuming dilution) in 2001, 2000 and 1999, respectively. The weighted average per share fair value used to calculate pro forma compensation

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE M - STOCK OPTIONS - (CONTINUED)

expense for 2001, 2000 and 1999 was $11.87, $12.17 and $16.17, respectively.
These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 3.6% to 6.7%, volatility factors of the expected market price of the Company's common stock ranging from 33% to 37%, expected lives of the options ranging from five to ten years and dividend yields ranging from 0.0% to 0.8%.

Under the terms of the Company's employee stock option plan and outside directors' stock option plan, a total of 3,607,490 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

The Company's long-term performance-based incentive plan for its chief executive officer (the "Performance Plan") provides for the award of up to 317,975 shares or options for shares of the Company's Class B Common Stock (79,494 restricted or deferred shares and options to purchase 238,481 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. No deferred shares or options were awarded for the years ended December 31, 1999, 2000 or 2001. The Company recognized $3.5 million of compensation expense in 1999 related to the Performance Plan.

Option activity with respect to the above plans was as follows:

                                                                           Year Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                       2001                         2000                         1999
                                             -----------------------      -----------------------      -----------------------
                                              Number        Average        Number        Average        Number        Average
                                                of          Exercise         of          Exercise         of          Exercise
                                              Options        Price         Options        Price         Options         Price
                                             ---------      --------      ---------      --------      ---------      --------
Options outstanding, beginning of year       2,580,950       $32.32       1,837,616       $33.09       1,219,947       $33.34
   Options granted ...................         150,794        35.50         769,204        30.00         648,582        32.85
   Options forfeited .................        (130,016)       36.01          (8,620)       30.27         (27,791)       40.69
   Options expired ...................         (34,207)       42.98              --           --              --           --
   Options exercised .................         (15,782)       34.24         (17,250)       12.13          (3,122)       12.64
                                             ---------                    ---------                    ---------
Options outstanding, end of year .....       2,551,739        32.17       2,580,950        32.32       1,837,616        33.09
                                             =========                    =========                    =========

Exercisable options, end of year .....       1,961,348        31.99       1,711,693        32.08       1,303,158        32.47

Information about options outstanding at December 31, 2001 was as follows:

                                                                 Outstanding                             Exercisable
                                                   ---------------------------------------        ------------------------
                                                    Number          Average        Average         Number         Average
  Range of                                            of           Remaining       Exercise          of           Exercise
Exercise Prices                                     Options          Life           Price          Options         Price
---------------                                    ---------       ---------       -------        ---------       --------
$ 0.00  - $13.59.............................        195,757            3.1         $13.02          195,757        $13.02
$21.70  - $32.32.............................      1,493,395            7.3          29.70        1,115,617         29.49
$33.00  - $48.60 ............................        844,822            7.0          40.46          638,039         41.73
$56.36  - $56.36 ............................         17,765            6.4          56.36           11,935         56.36
                                                   ---------        -------        -------        ---------        ------
                                                   2,551,739            6.9         $32.17        1,961,348        $31.99
                                                   =========        =======         ======        =========        ======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE M - STOCK OPTIONS - (CONTINUED)

During 1996, the Company assumed 6.0 million SIG Options. Upon the exercise of the SIG Options, the holder is entitled to receive (i) .1399 of a share of the Company's Class A Common Stock for each SIG Option; plus (ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of
(a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 2001, the weighted average contractual life of the outstanding SIG Options was 4.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                              Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                          2001                          2000                         1999
                                                -----------------------       -----------------------       ----------------------
                                                 Number        Equivalent      Number       Equivalent       Number       Equivalent
                                                 of SIG         Class A        of SIG         Class A        of SIG        Class A
                                                 Options        Shares         Options        Shares         Options       Shares
                                                ---------       -------       ---------       -------       ---------      -------
SIG Options - beginning of period .........     1,895,352       387,545       2,590,259       571,483       3,536,241      648,978
   Options exercised ......................      (671,746)      156,200        (694,907)      152,229        (945,982)     213,485
                                                ---------                     ---------                     ---------
   SIG Options - end of year ..............     1,223,606       264,622       1,895,352       387,545       2,590,259      571,483
                                                =========                     =========                     =========

Exercisable SIG Options - end of year......       649,719       140,511         716,923       146,590         595,584      131,402

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE N - COMPUTATION OF RESULTS PER SHARE

                                                                                        Year Ended December 31,
                                                                              --------------------------------------------
                                                                                 2001             2000             1999
                                                                              ----------       ----------       ----------
                                                                             (dollars in thousands, except per share data)
Numerator:
  (Loss) income from continuing operations .............................      $     (941)      $   (3,293)      $   64,132
  Loss on disposal of discontinued operations, net of income tax benefit              --               --          (13,847)
  Extraordinary gain, net of income tax expense ........................           7,446               --               --
                                                                              ----------       ----------       ----------
    Net income (loss) ..................................................      $    6,505       $   (3,293)      $   50,285
                                                                              ==========       ==========       ==========

Denominator:
  Weighted average common shares outstanding ...........................          20,565           20,388           20,979
    Effect of dilutive securities ......................................              --               --              695
                                                                              ----------       ----------       ----------
  Weighted average common shares outstanding, assuming dilution ........          20,565           20,388           21,674
                                                                              ==========       ==========       ==========

Basic results per share of common stock:

  (Loss) income from continuing operations .............................      $    (0.04)      $    (0.16)      $     3.06
  Loss on disposal of discontinued operations, net of income tax benefit              --               --            (0.66)
  Extraordinary gain, net of income tax expense ........................            0.36               --               --
                                                                              ----------       ----------       ----------
    Net income (loss) ..................................................      $     0.32       $    (0.16)      $     2.40
                                                                              ==========       ==========       ==========

Diluted results per share of common stock:

  (Loss) income from continuing operations .............................      $    (0.04)      $    (0.16)      $     2.96
  Loss on disposal of discontinued operations, net of income tax benefit              --               --            (0.64)
  Extraordinary gain, net of income tax expense ........................            0.36               --               --
                                                                              ----------       ----------       ----------
    Net income (loss) ..................................................      $     0.32       $    (0.16)      $     2.32
                                                                              ==========       ==========       ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE O - REINSURANCE

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company's retained amount varies by type of coverage. Generally, group life and accident and health policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per risk basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up trust arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2001, all of the Company's significant reinsurers were either rated "A-" (Excellent) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. During 2000 and 1999, Oracle Re and the Company effected the partial recaptures of approximately $4.6 million and $10.0 million, respectively, of the group long-term disability liabilities ceded to Oracle Re. In October 2001, Oracle Re and the Company consummated the commutation of these various reinsurance agreements, and Oracle Re paid approximately $84.0 million to the Company, net of $11.5 million, which had been held by the Company, related to the reserves ceded to Oracle Re under such agreements. The Company expects that its net investment income and benefit expense (and, therefore, its combined ratio) will increase as a result of the commutation. However, these transactions did not have and are not expected to have a material impact on the Company's consolidated financial position, liquidity, or net income. In furtherance of the commutation of the reinsurance agreements, the Company agreed to waive a portion of the amounts due to the Company under certain subordinated notes issued by Delphi International. As a result of this waiver, the Company recognized a pre-tax loss of $7.5 million in 2001 for the other than temporary decline in the value of these notes. In March 2002, Delphi International repaid the adjusted amounts due under the subordinated notes and the Company did not realize any significant additional loss in connection with such repayment.

A summary of reinsurance activity follows:

                                                       Year Ended December 31,
                                                  -----------------------------------
                                                    2001          2000          1999
                                                  --------      --------      -------
                                                        (dollars in thousands)
Premium income assumed .....................      $ 23,099      $ 41,047      $88,515
Premium income ceded .......................       126,698       111,390       88,792
Benefits, claims and interest credited ceded       150,885       113,367       97,922

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE P - SEGMENT INFORMATION


                                                         Group
                                                        Employee         Asset
                                                         Benefit      Accumulation
                                                        Products        Products       Other (1)         Total
                                                       ----------     ------------     ---------       ----------
                                                                        (dollars in thousands)
2001

Revenues excluding net realized investment losses      $  570,852      $   72,746      $  21,115       $  664,713
Operating income (loss) (2) .....................          72,961          13,434         (4,743)          81,652
Net investment income (3) .......................          82,858          69,658          4,993          157,509
Amortization of cost of business acquired .......          30,415           4,285             --           34,700
Segment assets (3) ..............................       1,882,009       1,326,428        127,709        3,336,146

2000

Revenues excluding net realized investment losses         547,614          81,870         21,449          650,933
Operating income (loss) (2) .....................         134,654          26,456         (3,739)         157,371
Net investment income (3) .......................          99,924          79,319          5,333          184,576
Amortization of cost of business acquired .......          25,307           4,419             --           29,726
Segment assets (3) ..............................       1,963,114       1,353,874        123,022        3,440,010

1999

Revenues excluding net realized investment losses         563,881          81,671         20,661          666,213
Operating income (loss) (2) .....................         118,245          33,190         (6,440)         144,995
Net investment income (3) .......................          95,959          79,545          5,441          180,945
Amortization of cost of business acquired .......          23,889           3,578             --           27,467
Segment assets (3) ..............................       1,941,660       1,337,326        116,702        3,395,688

      (1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

      (2) Income (loss) from continuing operations excluding net realized investment losses and before interest and income tax expense. Results for 2001 reflect the reserve strengthening and liquidation of a substantial majority of the investments of the Company's investment subsidiaries. See Notes C and D to the Consolidated Financial Statements.

      (3) Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment. Segment assets include assets of the insurance companies as well as assets of the holding company, which are allocated across business lines in proportion to average reserves and the capital placed at risk for each segment. The decline in investment income and segment assets during 2001 reflects the liquidation of a substantial majority of the investments of the Company's investment subsidiaries. See Note C to the Consolidated Financial Statements.

NOTE Q - DISCONTINUED OPERATIONS

In April 1999, the Company disposed of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, through a sale to certain of the former owners of Unicover. The Company recognized a loss of $13.8 million on the disposition of the discontinued operations of Unicover, net of a related tax benefit of $8.7 million, in the first quarter of 1999. Revenue associated with Unicover for the first four months of 1999 totaled $24.6 million, and no operating income was associated with Unicover for such period. Income from Unicover's operations totaled $13.2 million in 1998, net of the related tax expense of $8.8 million.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                           Amount
                                                                                           Shown in
                                                          Amortized         Fair           Balance
Type of Investment                                           Cost           Value           Sheet
------------------                                        ----------      ----------      ----------
Fixed maturity securities available for sale:

   U.S. Government backed mortgage-backed securities      $  219,542      $  221,848      $  221,848
   Other mortgage-backed securities ................         388,057         391,652         391,652
   U.S. Treasury and other U.S. Government
      guaranteed securities ........................         251,925         240,714         240,714
   Obligations of U.S. states, municipalities and
      political subdivisions .......................         393,087         373,488         373,488
   Corporate securities ............................         996,720         996,087         996,087
                                                          ----------      ----------      ----------
      Total fixed maturity securities ..............       2,249,331       2,223,789       2,223,789
                                                          ----------      ----------      ----------

Equity securities:
   Common stocks ...................................          28,716          29,084          29,084
   Non-redeemable preferred stocks .................          20,382          19,690          19,690
                                                          ----------      ----------      ----------
      Total equity securities ......................          49,098          48,774          48,774
                                                          ----------      ----------      ----------

Short-term investments .............................          92,860          92,862          92,862
Other investments ..................................          73,924          61,789          61,789
                                                          ----------      ----------      ----------
      Total investments ............................      $2,465,213      $2,427,214      $2,427,214
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
                             (DOLLARS IN THOUSANDS)

                                                                                December 31,
                                                                          -------------------------
                                                                             2001            2000
                                                                          ---------       ---------
Assets:
   Fixed maturity securities, available for sale ...................      $  14,824       $  40,440
   Other invested assets ...........................................          3,541          17,382
   Investment in subsidiaries ......................................        923,611         769,189
    Amounts due from subsidiaries ..................................             --          76,015
   Cash ............................................................              5             400
   Other assets ....................................................         21,629          34,244
                                                                          ---------       ---------
      Total assets .................................................      $ 963,610       $ 937,670
                                                                          =========       =========

Liabilities:
   Corporate debt ..................................................      $ 107,550       $ 240,484
   Junior subordinated debentures payable to Delphi Funding, L.L.C .        103,093         103,093
   Amounts due to subsidiaries .....................................         86,692              --
   Securities sold under agreements to repurchase ..................             --          10,578
   Other liabilities ...............................................         84,281          45,322
                                                                          ---------       ---------
                                                                            381,616         399,477
                                                                          ---------       ---------

Shareholders' Equity:
   Class A Common Stock ............................................            178             168
   Class B Common Stock ............................................             41              48
   Additional paid-in capital ......................................        369,385         366,834
   Net unrealized depreciation on investments, net of deferred taxes        (10,985)        (53,622)
   Retained earnings ...............................................        274,874         274,060
   Treasury stock ..................................................        (51,499)        (49,295)
                                                                          ---------       ---------
                                                                            581,994         538,193
                                                                          ---------       ---------
      Total liabilities and shareholders' equity ...................      $ 963,610       $ 937,670
                                                                          =========       =========

                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                           STATEMENTS OF INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                                     Year Ended December 31,
                                                                            ----------------------------------------
                                                                              2001            2000            1999
                                                                            --------       ---------       ---------
Revenue:
  Equity in undistributed earnings of subsidiaries ...................      $  5,116       $  11,385       $ 111,873
  Interest from subsidiaries .........................................            66              80             869
  Dividends from subsidiaries ........................................        35,389           9,588           9,388
  Other net investment income (loss) .................................            70            (889)          5,922
  Realized investment (losses) gains .................................       (21,853)            427          (5,193)
                                                                            --------       ---------       ---------
                                                                              18,788          20,591         122,859
                                                                            --------       ---------       ---------
Expenses:
  Operating expenses .................................................         1,436           2,143           5,612
  Interest expense ...................................................        23,401          29,892          25,461
                                                                            --------       ---------       ---------
                                                                              24,837          32,035          31,073
                                                                            --------       ---------       ---------

    (Loss) income from continuing operations before income
      tax (benefit) expense ..........................................        (6,049)        (11,444)         91,786

Income tax (benefit) expense .........................................        (5,108)         (8,151)         27,654
                                                                            --------       ---------       ---------
    (Loss) income from continuing operations .........................          (941)         (3,293)         64,132

Loss on disposal of discontinued operations, net of income tax benefit            --              --         (13,847)

Extraordinary gain, net of income tax expense ........................         7,446              --              --
                                                                            --------       ---------       ---------

    Net income (loss) ................................................      $  6,505       $  (3,293)      $  50,285
                                                                            ========       =========       =========

                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                Year Ended December 31,
                                                                       ----------------------------------------
                                                                          2001           2000            1999
                                                                       ---------       --------       ---------
Operating activities:
  Net income (loss) .............................................      $   6,505       $ (3,293)      $  50,285
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Equity in undistributed earnings of subsidiaries ..............         (6,316)       (11,546)        (77,188)
  Change in other assets and other liabilities ..................          3,341          1,093          (3,707)
  Change in current and deferred income taxes ...................          4,265         12,017         (22,703)
  Amortization, principally of investments and debt
    issuance costs ..............................................            868            390            (214)
  Net realized losses (gains) on investments ....................         21,853           (427)          5,193
  Change in amounts due from/to subsidiaries ....................        148,444         18,506          42,957
  Discontinued operations .......................................             --             --          13,847
  Extraordinary gain ............................................         (7,446)            --              --
                                                                       ---------       --------       ---------
  Net cash provided by operating activities .....................        171,514         16,740           8,470
                                                                       ---------       --------       ---------

Investing activities:
  Purchases of investments and loans made .......................         (1,195)       (18,672)       (235,783)
  Sales of investments and receipts from repayment of loans .....         35,378         17,511         208,885
  Maturities of investments .....................................            400            724           2,148
  Net change in short-term investments ..........................         (3,354)         7,069           1,613
  Purchases of investments in subsidiaries ......................        (53,942)       (15,610)        (52,013)
  Disposition of discontinued operations ........................             --             --          20,968
                                                                       ---------       --------       ---------
    Net cash used by investing activities .......................        (22,713)        (8,978)        (54,182)
                                                                       ---------       --------       ---------

Financing activities:
  Proceeds from issuance of common stock and exercise of
     stock options ..............................................          2,554          2,445           2,177
  Dividends paid on common stock ................................         (5,691)            --              --
  Acquisition of treasury stock .................................         (2,204)        (5,493)         (5,683)
  Borrowings under Credit Agreements ............................        102,000         19,000         142,000
  Principal payments under Credit Agreements ....................       (227,000)       (26,000)       (114,000)
  Repurchase of Senior Notes ....................................         (8,284)            --              --
  Change in liability for securities sold under agreements to
    repurchase ..................................................        (10,571)        (4,308)          9,961
  Payments received on surplus debenture ........................             --          6,990          11,260
                                                                       ---------       --------       ---------
      Net cash (used) provided by financing activities ..........       (149,196)        (7,366)         45,715
                                                                       ---------       --------       ---------

(Decrease) increase in cash .....................................           (395)           396               3
Cash at beginning of year .......................................            400              4               1
                                                                       ---------       --------       ---------
    Cash at end of year .........................................      $       5       $    400       $       4
                                                                       =========       ========       =========

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

The Company received cash dividends from subsidiaries of $34.8 million, $9.6 million and $9.4 million in 2001, 2000 and 1999, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                      Future Policy
                                                       Benefits and
                                        Cost of        Unpaid Claim                    Policyholder
                                        Business        and Claim        Unearned        Account
                                        Acquired         Expenses        Premiums        Balances
                                        --------      --------------     --------      ------------
2001

Group employee benefits products        $113,554        $1,122,338        $44,655        $     --
Asset accumulation products ....          55,340            38,674             --         817,543
Other ..........................              --           118,640             --              --
                                        --------        ----------        -------        --------
    Total ......................        $168,894        $1,279,652        $44,655        $817,543
                                        ========        ==========        =======        ========

2000

Group employee benefits products        $100,701        $1,026,307        $46,725        $     --
Asset accumulation products ....          55,855            21,956             --         782,452
Other ..........................              --           121,881             --              --
                                        --------        ----------        -------        --------
    Total ......................        $156,556        $1,170,144        $46,725        $782,452
                                        ========        ==========        =======        ========

1999

Group employee benefits products        $ 86,406        $  975,805        $24,186        $     --
Asset accumulation products ....          57,766            39,468             --         676,664
Other ..........................              --           125,414             --              --
                                        --------        ----------        -------        --------
    Total ......................        $144,172        $1,140,687        $24,186        $676,664
                                        ========        ==========        =======        ========

                                                                        Benefits,
                                                                        Claims and      Amortization
                                         Premium             Net         Interest         of Cost of        Other
                                         and Fee         Investment     Credited to        Business       Operating
                                        Income (1)         Income      Policyholders       Acquired        Expenses
                                        ----------       ----------    -------------    ------------       --------
2001

Group employee benefits products        $487,994          $ 82,858       $365,811           $30,415        $101,665
Asset accumulation products ....           3,088            69,658         49,455             4,285           5,572
Other ..........................          16,122             4,993          1,730                --          24,128
                                        --------          --------       --------           -------        --------
    Total ......................        $507,204          $157,509       $416,996           $34,700        $131,365
                                        ========          ========       ========           =======        ========

2000

Group employee benefits products        $447,690          $ 99,924       $295,321           $25,307        $ 92,332
Asset accumulation products ....           2,551            79,319         45,563             4,419           5,432
Other ..........................          16,116             5,333          1,874                --          23,314
                                        --------          --------       --------           -------        --------
    Total ......................        $466,357          $184,576       $342,758           $29,726        $121,078
                                        ========          ========       ========           =======        ========

1999

Group employee benefits products        $467,922          $ 95,959       $338,130           $23,889        $ 83,617
Asset accumulation products ....           2,126            79,545         38,955             3,578           5,948
Other ..........................          15,220             5,441          1,324                --          25,777
                                        --------          --------       --------           -------        --------
    Total ......................        $485,268          $180,945       $378,409           $27,467        $115,342
                                        ========          ========       ========           =======        ========

(1) Net written premiums for casualty insurance products totaled $105.5 million, $93.4 million and $81.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                                   Percentage
                                                               Ceded to           Assumed                          of Amount
                                              Gross              Other           from Other            Net          Assumed
                                              Amount           Companies         Companies            Amount         to Net
                                            -----------        ----------        ----------        -----------     -----------
Life insurance in force as of
  December 31, 2001 ................        $79,302,191        $6,077,095        $   38,101        $73,263,197          --%
                                            ===========        ==========        ==========        ===========

Year ended December 31, 2001:
  Premium and fee income:
    Life insurance and annuity .....        $   194,851        $   21,828        $    3,420        $   176,443           2%
    Accident and health insurance ..            251,132            44,597             9,317            215,852           4%
    Casualty insurance .............            150,684            60,273            10,362            100,773          10%
    Other ..........................             14,136                --                --             14,136
                                            -----------        ----------        ----------        -----------
Total premium and fee income .......        $   610,803        $  126,698        $   23,099        $   507,204
                                            ===========        ==========        ==========        ===========

Life insurance in force as of
  December 31, 2000 ................        $71,047,412        $4,418,697        $   41,460        $66,670,175          --%
                                            ===========        ==========        ==========        ===========

Year ended December 31, 2000:
  Premium and fee income:
    Life insurance and annuity .....        $   180,910        $   20,240        $    1,716        $   162,386           1%
    Accident and health insurance ..            231,676            45,390            21,162            207,448          10%
    Casualty insurance .............            110,006            45,760            18,169             82,415          22%
    Other ..........................             14,108                --                --             14,108
                                            -----------        ----------        ----------        -----------
Total premium and fee income .......        $   536,700        $  111,390        $   41,047        $   466,357
                                            ===========        ==========        ==========        ===========

Life insurance in force as of
    December 31, 1999 ..............        $64,502,651        $4,347,943        $6,003,633        $66,158,341           9%
                                            ===========        ==========        ==========        ===========

Year ended December 31, 1999:
    Premium and fee income:
       Life insurance and annuity ..        $   169,507        $   19,537        $   38,481        $   188,451          20%
       Accident and health insurance            223,870            43,068            23,511            204,313          12%
       Casualty insurance ..........             79,112            26,187            26,523             79,448          33%
       Other .......................             13,056                --                --             13,056
                                            -----------        ----------        ----------        -----------
Total premium and fee income .......        $   485,545        $   88,792        $   88,515        $   485,268
                                            ===========        ==========        ==========        ===========

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  December 31,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
Deferred policy acquisition costs .....................      $  5,566      $  4,315

Reserves for unpaid claims and claim expenses (1)......       506,778       447,055

Discount, if any, deducted from above (2) .............       224,241       203,710

Unearned premiums .....................................        40,499        43,383

                                                              Year Ended December 31,
                                                       ---------------------------------------
                                                         2001           2000           1999
                                                       ---------       --------       --------
Earned premiums .................................      $ 100,773       $ 82,415       $ 79,448

Net investment income ...........................         38,641         38,318         33,383

Claims and claim expenses incurred related to:

  Current year (1) ..............................         73,782         41,716         47,774
  Prior years (3)................................         13,896         (1,584)        (2,165)

Amortization of deferred policy acquisition costs          8,094          4,862          5,583

Paid claims and claim adjustment expenses (4) ...        (23,758)        44,774         47,105

Net premiums written ............................        105,511         93,383         81,281

----------

(1) Claims and claim expenses for 2001 include a charge for reserve strengthening of $39.3 million primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. See Note D to the Consolidated Financial Statements.

(2)   Based on interest rates ranging from 3.7% to 7.5%.

(3) In 2001, the claims and claim expenses incurred related to prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2000 and 1999, the claims and claim expenses incurred related to prior years reflects favorable claims development offset by the accretion of discounted reserves.

(4) In 2001, the paid claims and claim adjustment expenses reflect the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re.