Form 10-Q
period 2002-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2002-05-14
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002

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

                               Yes  X      No




  As of April 30, 2002, the Registrant had 16,984,512 shares of Class A Common
        Stock and 3,500,105 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                                 Page
                                                                                                 ----
PART I.    FINANCIAL INFORMATION

           Consolidated Statements of Income for the Three
               Months Ended March 31, 2002 and 2001...........................................    3

           Consolidated Balance Sheets at March 31, 2002 and
               December 31, 2001..............................................................    4

           Consolidated Statements of Shareholders' Equity for the
               Three Months Ended March 31, 2002 and 2001.....................................    5

           Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2002 and 2001.....................................    6

           Notes to Consolidated Financial Statements.........................................    7

           Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................................   10


PART II.   OTHER INFORMATION..................................................................   12

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      -------------------------
                                                                        2002             2001
                                                                      --------         --------
Revenue:
Premium and fee income ......................................         $156,827         $123,305
Net investment income .......................................           41,064           39,066
Net realized investment gains ...............................               95              451
                                                                      --------         --------
                                                                       197,986          162,822
                                                                      --------         --------
Benefits and expenses:
Benefits, claims and interest credited to policyholders .....          120,533           89,699
Commissions .................................................            9,847            9,435
Amortization of cost of business acquired ...................           10,449            8,616
Other operating expenses ....................................           25,325           23,016
                                                                      --------         --------
                                                                       166,154          130,766
                                                                      --------         --------

      Operating income ......................................           31,832           32,056

Interest expense:
Corporate debt ..............................................            2,528            3,809
Dividends on Capital Securities of Delphi Funding L.L.C .....              839            2,277
                                                                      --------         --------
                                                                         3,367            6,086
                                                                      --------         --------

      Income before income tax expense and extraordinary gain           28,465           25,970

Income tax expense ..........................................            8,895            8,342
                                                                      --------         --------

      Income before extraordinary gain ......................           19,570           17,628

Extraordinary gain, net of income taxes .....................               --            3,017
                                                                      --------         --------

      Net income ............................................         $ 19,570         $ 20,645
                                                                      ========         ========

Basic results per share of common stock:
Income before extraordinary gain ............................         $   0.95         $   0.85
Net income ..................................................             0.95             1.01

Diluted results per share of common stock:
Income before extraordinary gain ............................         $   0.93         $   0.83
Net income ..................................................             0.93             0.98

Dividend paid per share of common stock .....................         $   0.07         $   0.07




                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     March 31,        December 31,
                                                                                        2002              2001
                                                                                    ------------       -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale.............................    $  2,261,201       $ 2,223,789
      Short-term investments....................................................         162,399            92,862
      Other investments.........................................................         125,987           110,563
                                                                                    ------------       -----------
                                                                                       2,549,587         2,427,214
   Cash.........................................................................          13,547            11,682
   Cost of business acquired....................................................         176,323           168,894
   Reinsurance receivables......................................................         390,809           388,910
   Goodwill.....................................................................          93,929            93,929
   Other assets.................................................................         189,218           171,834
   Assets held in separate account..............................................          76,177            73,683
                                                                                    ------------       -----------
      Total assets..............................................................    $  3,489,590       $ 3,336,146
                                                                                    ============       ===========

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life......................................................................    $    228,870       $   222,363
      Accident and health.......................................................         363,655           348,267
   Unpaid claims and claim expenses:
      Life......................................................................          39,714            34,616
      Accident and health.......................................................         166,791           167,628
      Casualty..................................................................         519,207           506,778
   Policyholder account balances................................................         821,271           817,543
   Corporate debt...............................................................         120,654           125,675
   Other liabilities and policyholder funds.....................................         541,415           431,871
   Liabilities related to separate account......................................          65,625            63,361
                                                                                    ------------       -----------
      Total liabilities.........................................................       2,867,202         2,718,102
                                                                                    ------------       -----------
   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company.................................................          36,050            36,050
                                                                                    ------------       -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized...................               -                -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         18,314,702 and 17,763,428 shares issued and outstanding, respectively               183               178
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,652,513 and 4,132,688 shares issued and outstanding, respectively....              37                41
      Additional paid-in capital................................................         370,715           369,385
      Net unrealized depreciation on investments................................         (26,111)          (10,985)
      Retained earnings.........................................................         293,013           274,874
      Treasury stock, at cost; 1,505,290 shares of Class A Common Stock.........         (51,499)          (51,499)
                                                                                    ------------       -----------
         Total shareholders' equity.............................................         586,338           581,994
                                                                                    ------------       -----------
             Total liabilities and shareholders' equity.........................    $  3,489,590       $ 3,336,146
                                                                                    ============       ===========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Net
                                                                              Unrealized
                                        Class A     Class B     Additional   Depreciation
                                        Common      Common       Paid-in          on           Retained      Treasury
                                         Stock       Stock       Capital      Investments      Earnings       Stock         Total
                                       ---------      ----      ---------      ---------      ---------     ---------     ---------
Balance, January 1, 2001 ........      $     168      $ 48      $ 366,834      $ (53,622)     $ 274,060     $ (49,295)    $ 538,193
                                                                                                                          ---------

Net income ......................             --        --             --             --         20,645            --        20,645
Decrease in net unrealized
   depreciation on investments ..             --        --             --         14,651             --            --        14,651
                                                                                                                          ---------
Comprehensive income ............                                                                                            35,296
Issuance of stock and exercise of
   stock options ................              4        (3)           700             --             --            --           701
Cash dividends ..................             --        --             --             --         (1,420)           --        (1,420)
                                       ---------      ----      ---------      ---------      ---------     ---------     ---------
Balance, March 31, 2001 .........      $     172      $ 45      $ 367,534      $ (38,971)     $ 293,285     $ (49,295)    $ 572,770
                                       =========      ====      =========      =========      =========     =========     =========

Balance, January 1, 2002 ........      $     178      $ 41      $ 369,385      $ (10,985)     $ 274,874     $ (51,499)    $ 581,994
                                                                                                                          ---------

Net income ......................             --        --             --             --         19,570            --        19,570
Increase in net unrealized
   depreciation on investments ..             --        --             --        (15,126)            --            --       (15,126)
                                                                                                                          ---------
Comprehensive income ............             --        --             --             --             --            --         4,444
Issuance of stock and exercise of
   stock options ................              5        (4)         1,330             --             --            --         1,331
Cash dividends ..................             --        --             --             --         (1,431)           --        (1,431)
                                       ---------      ----      ---------      ---------      ---------     ---------     ---------
Balance, March 31, 2002 .........      $     183      $ 37      $ 370,715      $ (26,111)     $ 293,013     $ (51,499)    $ 586,338
                                       =========      ====      =========      =========      =========     =========     =========





                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                 -------------------------------
                                                                                                   2002                   2001
                                                                                                 ---------             ---------
Operating activities:
   Net income .......................................................................            $  19,570             $  20,645
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts ........................               63,065                32,966
      Net change in reinsurance receivables and payables ............................               (2,347)               (2,174)
      Amortization, principally the cost of business acquired and investments .......                6,033                 3,777
      Deferred costs of business acquired ...........................................              (20,196)              (14,352)
      Net realized gains on investments .............................................                  (95)                 (451)
      Net change in trading account securities ......................................                2,340                24,449
      Net change in federal income tax liability ....................................               10,050                 8,216
      Extraordinary gain ............................................................                   --                (3,017)
      Other .........................................................................              (10,187)              (16,349)
                                                                                                 ---------             ---------
        Net cash provided by operating activities ...................................               68,233                53,710
                                                                                                 ---------             ---------

Investing activities:
   Purchases of investments and loans made ..........................................             (277,965)             (195,758)
   Sales of investments and receipts from repayment of loans ........................              173,516               357,148
   Maturities of investments ........................................................               67,185                 2,384
   Net change in short-term investments .............................................              (69,537)              (83,523)
   Change in deposit in separate account ............................................                 (230)                   17
                                                                                                 ---------             ---------
        Net cash (used) provided by investing activities ............................             (107,031)               80,268
                                                                                                 ---------             ---------

Financing activities:
   Deposits to policyholder accounts ................................................               16,343                29,639
   Withdrawals from policyholder accounts ...........................................              (13,742)              (16,893)
   Proceeds from issuance of common stock and exercise of stock options .............                1,331                   701
   Dividends paid on common stock ...................................................               (1,431)               (1,420)
   Principal payments under Credit Agreements .......................................               (5,000)             (150,000)
   Change in liability for Federal Home Loan Bank advances ..........................               25,000                (6,500)
   Repurchase of Capital Securities .................................................                   --               (16,293)
   Change in liability for securities loaned or sold under agreements to repurchase .               18,162                29,465
                                                                                                 ---------             ---------
        Net cash provided (used) by financing activities ............................               40,663              (131,301)
                                                                                                 ---------             ---------

Increase in cash ....................................................................                1,865                 2,677
Cash at beginning of period .........................................................               11,682                12,344
                                                                                                 ---------             ---------
        Cash at end of period .......................................................            $  13,547             $  15,021
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - Significant Accounting Policies

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with that reflected in the Company's report on Form 10-K for the year ended December 31, 2001. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2001. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2001.

Recently Adopted Accounting Standards. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives will continue to be amortized over their useful lives. An impairment loss resulting from the adoption of SFAS 142 must be accounted for as a cumulative effect of a change in accounting principle and recognized in the entity's first interim period financial statements following the effective date regardless of the interim period in which the measurement is completed. Any subsequent impairment losses will be reflected within operating results in the income statement. The Company has six months from the date of adoption to complete the transitional impairment test. At January 1, 2002, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations do not meet the quantitative threshold for reportable segments and, therefore, are reported in other segments. During the first quarter of 2002, the Company performed preliminary tests for impairment of goodwill as of the date of adoption. Based on these preliminary tests, the Company determined that no impairment of goodwill had occurred. The Company intends to complete its impairment tests during the second quarter of 2002.

Income before extraordinary gain for the first quarter of 2002 was $19.6 million, or $0.95 per share ($0.93 per share assuming dilution). Income before extraordinary gain for the first quarter of 2001, excluding the effects of goodwill amortization, would have been $18.4 million, or $0.89 per share ($0.87 per share assuming dilution). The following table provides a reconciliation of reported net income to adjusted net income and the related earnings per share data as if the provisions of SFAS 142 related to goodwill had been adopted as of January 1, 2001 (dollars in thousands, except per share data):

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              ----------------------
                                                                                                2002          2001
                                                                                              --------      --------
Net income, as reported.................................................................      $ 19,570      $ 20,645
Add back:  goodwill amortization........................................................            -            799
                                                                                              --------      --------
     Adjusted net income................................................................      $ 19,570      $ 21,444
                                                                                              ========      ========

Basic results per share of common stock:
Net income, as reported.................................................................      $  0.95       $  1.01
Add back:     goodwill amortization.....................................................            -          0.04
                                                                                              --------      --------
         Adjusted net income............................................................      $  0.95       $  1.05
                                                                                              ========      ========

Diluted results per share of common stock:
Net income, as reported.................................................................      $  0.93       $  0.98
Add back:     goodwill amortization.....................................................            -          0.04
                                                                                              --------      --------
         Adjusted net income............................................................      $  0.93       $  1.02
                                                                                              ========      ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Note B - Investments

At March 31, 2002, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,261.2 million and an amortized cost of $2,308.8 million. At December 31, 2001, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,223.8 million and an amortized cost of $2,249.3 million.


Note C - Segment Information

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          -------------------------
                                                                                             2002           2001
                                                                                          ----------     ----------
                                                                                             (dollars in thousands)
Revenues excluding net realized investment gains:
   Group employee benefit products....................................................    $  175,039     $  138,983
   Asset accumulation products........................................................        17,606         18,220
   Other (1)..........................................................................         5,246          5,168
                                                                                          ----------     ----------
                                                                                          $  197,891     $  162,371
                                                                                          ==========     ==========
Operating income (2):
   Group employee benefit products(3) ................................................    $   30,353     $   29,535
   Asset accumulation products........................................................         2,993          3,362
   Other (1) (3)......................................................................        (1,609)        (1,292)
                                                                                          ----------     ----------
                                                                                          $   31,737     $   31,605
                                                                                          ==========     ==========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income excluding net realized investment gains and before interest and income tax expense and extraordinary gain.

(3) For the 2001 period, operating income for group employee benefit products and other operations includes amortization of goodwill of $0.4 million and $0.4 million, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Note D - Computation of Results per Share

The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                               2002         2001
                                                                                             --------      --------
Numerator:
   Income before extraordinary gain.....................................................     $ 19,570      $ 17,628
   Extraordinary gain, net of income taxes..............................................            -         3,017
                                                                                             --------      --------
       Net income.......................................................................     $ 19,570      $ 20,645
                                                                                             ========      ========

Denominator:
   Weighted average common shares outstanding...........................................       20,688        20,528
   Effect of dilutive securities........................................................          465           562
                                                                                             --------      --------
   Weighted average common shares outstanding, assuming dilution........................       21,153        21,090
                                                                                             ========      ========

Basic results per share of common stock:
Income before extraordinary gain........................................................     $   0.95      $  0.85
Extraordinary gain, net of income taxes.................................................            -         0.16
                                                                                             --------      --------
         Net income.....................................................................     $   0.95      $  1.01
                                                                                             ========      ========

Diluted results per share of common stock:
Income before extraordinary gain........................................................     $   0.93      $  0.83
Extraordinary gain, net of income taxes.................................................            -         0.15
                                                                                             --------      --------
         Net income.....................................................................     $   0.93      $  0.98
                                                                                             ========      ========

Note E - Contingencies

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

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K for the year ended December 31, 2001. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Premium and Fee Income. Premium and fee income for the first quarter of 2002 was $156.8 million as compared to $123.3 million for the first quarter of 2001, an increase of 27%. Premiums from core group employee benefit products increased 18% to $129.2 million in the first quarter of 2002 from $109.7 million in the first quarter of 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, strong production of new business and improved persistency. Within core group employee benefit products, excess workers' compensation premiums increased 25% to $22.9 million in the first quarter of 2002 from $18.3 million in the first quarter of 2001 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. SNCC has thus far been able to obtain significant price increases in connection with its renewals of insurance coverage for 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher self-insured retention levels, in connection with these renewals. In addition, new business production for excess workers' compensation products increased 145% to $10.3 million in the first quarter of 2002 from $4.2 million in the first quarter of 2001 and the retention of existing customers has been high. New business production for the Company's other core group employee benefit products increased 87% to $53.2 million in the first quarter of 2002 from $28.4 million in the first quarter of 2001 primarily due to the expansion of the Company's sales force during 2001 and two new sales offices opened in early 2002. Retention of existing customers for these products also improved during the first quarter of 2002 and price increases continue to be implemented for certain disability customers. Premiums from non-core group employee benefit products increased 150% to $23.2 million in the first quarter of 2002 from $9.3 million in the first quarter of 2001 primarily due to a higher level of premium from loss portfolio transfers, which are episodic in nature. Deposits from the Company's asset accumulation products were $15.2 million in the first quarter of 2002 as compared to $28.7 million in the first quarter of 2001. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company has maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained low throughout 2001 and the first quarter of 2002. Accordingly, the Company experienced a lower level of production from its asset accumulation business in the first quarter of 2002 as compared to the first quarter of 2001.

Net Investment Income. Net investment income for the first quarter of 2002 was $41.1 million as compared to $39.1 million for the first quarter of 2001, an increase of 5%. This increase primarily reflects an increase in the tax equivalent weighted average annualized yield on invested assets and an increase in average invested assets in 2002. The tax equivalent weighted average annualized yield on invested assets was 6.9% on average invested assets of $2,467.1 million in the first quarter of 2002 and 6.7% on average invested assets of $2,405.4 million in the first quarter of 2001.

Net Realized Investment Gains. Net realized investment gains were $0.1 million in the first quarter of 2002 as compared to $0.5 million in the first quarter of 2001. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined to be other than temporary, the security is written down to fair value. In the first quarter of 2002, the Company recognized $3.6 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

Benefits and Expenses. Policyholder benefits and expenses for the first quarter of 2002 were $166.2 million as compared to $130.8 million in the first quarter of 2001, an increase of 27%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.0% in the first quarter of 2002 and 92.0% for the comparable period of 2001. This increase was primarily due to the increase in sales of loss portfolio transfers, which carry a higher loss ratio, and a higher loss ratio in the Company's excess workers' compensation business.

Interest Expense and Extraordinary Gain. Interest expense was $3.4 million in the first quarter of 2002 as compared to $6.1 million in the first quarter of 2001, a decrease of $2.7 million. This decrease was primarily a result of the Company's repayment of $150.0 million of outstanding borrowings under its revolving credit facilities during the first half of 2001 and the repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001. During the first quarter of 2001, the Company repurchased $21.3 million liquidation amount of the Capital Securities and recognized an extraordinary gain of $3.0 million, net of income tax expense of $1.6 million, in connection with these repurchases.

Income before Extraordinary Gain. Management believes that the calculation of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring income or loss items such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary gain adjusted to exclude realized investment gains (net of the related income tax expense), were $19.5 million, or $0.93 per diluted share, in the first quarter of 2002 as compared to $17.3 million, or $0.82 per diluted share, in the first quarter of 2001. The increase in operating earnings is primarily attributable to the increase in the tax equivalent weighted average annualized yield on invested assets, an increase in average invested assets and the decrease in interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $54.7 million of financial resources available at the holding company level at March 31, 2002, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities and balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $44.1 million during 2002. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. At March 31, 2002, the Company had $170.0 million of borrowings available to it under its revolving credit facilities.

The Company's current liquidity needs, in addition to funding lease commitments and other operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facilities, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The maximum amount of borrowings available under the Company's revolving credit facilities, which expire in April 2003, is currently $190.0 million and will be reduced to $140.0 million in October 2002. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in $9.0 million annual installments, with the next installment payable in May 2002 and a final maturity in May 2003. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007.

The Company's shelf registration statement for the sale, from time to time, of securities was declared effective by the Securities and Exchange Commission on May 6, 2002. This shelf registration increased the Company's existing $49.2 million shelf registration to an amount of up to $250.0 million of proceeds. Subject to market conditions, the securities covered by such shelf registration may be issued in connection with, among other things, the Company's intended refinancing of its revolving credit facilities and its Senior Notes prior to maturity.

Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


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

Date:  May 14, 2002