Form 10-Q
period 2002-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2002-08-14
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________ to __________

Commission File Number 001-11462


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                           (302) 478-5142                     13-3427277
-------------------------------         ----------------------------       ----------------------
(State or other jurisdiction of           (Registrant's telephone             (I.R.S. Employer
incorporation or organization)          number, including area code)       Identification Number)


        1105 North Market Street, Suite 1230,
        P.O. Box 8985, Wilmington, Delaware                    19899
    ----------------------------------------------        ----------------
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



          As of July 31, 2002, the Registrant had 17,240,882 shares of
 Class A Common Stock and 3,285,218 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 2002 and 2001..........................   3

          Consolidated Balance Sheets at June 30, 2002 and
              December 31, 2001............................................   4

          Consolidated Statements of Shareholders' Equity for the
              Six Months Ended June 30, 2002 and 2001......................   5

          Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001......................   6

          Notes to Consolidated Financial Statements.......................   7

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  10


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders.....  17

          Item 6.  Exhibits and Reports on Form 8-K........................  17

          Signatures.......................................................  18

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                              --------------------------     ---------------------------
                                                                 2002            2001           2002            2001
                                                              -----------    -----------     -----------    ------------
Revenue:
   Premium and fee income..................................   $   156,348    $   122,513     $   313,175    $   245,818
   Net investment income...................................        39,105         39,433          80,169         78,499
   Net realized investment gains...........................           218            225             313            676
                                                              -----------    -----------     -----------    ------------
                                                                  195,671        162,171         393,657        324,993
                                                              -----------    -----------     -----------    ------------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders.       116,415         90,170         236,948        179,869
   Commissions.............................................        12,184         10,531          22,031         19,966
   Amortization of cost of business acquired...............        10,623          7,759          21,072         16,375
   Other operating expenses................................        24,663         22,390          49,988         45,406
                                                              -----------    -----------     -----------    -----------
                                                                  163,885        130,850         330,039        261,616
                                                              -----------    -----------     -----------    ------------

      Operating income.....................................        31,786         31,321          63,618         63,377

Interest expense:
   Corporate debt..........................................         2,230          2,665           4,758          6,474
   Dividends on Capital Securities of Delphi Funding L.L.C.           839          1,388           1,678          3,665
                                                              -----------    -----------     -----------    -----------
                                                                    3,069          4,053           6,436         10,139

      Income before income tax expense and
       extraordinary (loss) gain...........................        28,717         27,268          57,182         53,238

Income tax expense.........................................         8,985          8,796          17,880         17,138
                                                              -----------    -----------     -----------    -----------

      Income before extraordinary (loss) gain..............        19,732         18,472          39,302         36,100

Extraordinary (loss) gain, net of income taxes.............          (216)         3,196            (216)          6,213
                                                              -----------    -----------     -----------    ------------

      Net income...........................................   $    19,516    $    21,668     $    39,086    $    42,313
                                                              ===========    ===========     ===========    ===========


Basic results per share of common stock:
   Income before extraordinary (loss) gain.................   $       0.95   $      0.90     $      1.90    $      1.76
   Net income..............................................           0.94          1.06            1.89           2.06

Diluted results per share of common stock:
   Income before extraordinary (loss) gain.................   $       0.93   $      0.88     $      1.85    $      1.71
   Net income..............................................           0.92          1.03            1.84           2.01

Dividend paid per share of common stock....................   $       0.07   $      0.07     $      0.14    $      0.14



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      June 30,        December 31,
                                                                                        2002              2001
                                                                                   --------------   ---------------
Assets:
   Investments:
      Fixed maturity securities, available for sale.............................    $  2,333,550     $   2,223,789
      Short-term investments....................................................         163,087            92,862
      Other investments.........................................................         129,725           110,563
                                                                                    ------------     -------------
                                                                                       2,626,362         2,427,214
   Cash.........................................................................          13,839            11,682
   Cost of business acquired....................................................         170,371           168,894
   Reinsurance receivables......................................................         392,020           388,910
   Goodwill.....................................................................          93,929            93,929
   Other assets.................................................................         174,992           171,834
   Assets held in separate account..............................................          72,613            73,683
                                                                                    ------------     -------------
      Total assets..............................................................    $  3,544,126     $   3,336,146
                                                                                    ============     =============


Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life......................................................................    $    230,706     $     222,363
      Accident and health.......................................................         371,683           348,267
   Unpaid claims and claim expenses:
      Life......................................................................          40,289            34,616
      Accident and health.......................................................         168,291           167,628
      Casualty..................................................................         531,584           506,778
   Policyholder account balances................................................         829,860           817,543
   Corporate debt...............................................................         122,150           125,675
   Other liabilities and policyholder funds.....................................         522,213           431,871
   Liabilities related to separate account......................................          62,503            63,361
                                                                                    ------------     -------------
      Total liabilities.........................................................       2,879,279         2,718,102
                                                                                    ------------     -------------

   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company.................................................          36,050            36,050
                                                                                    ------------     -------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized...................            --               --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         18,712,850 and 17,763,428 shares issued and outstanding, respectively               187               178
Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,293,555 and 4,132,688 shares issued and outstanding, respectively....              33                41
      Additional paid-in capital................................................         371,962           369,385
      Net unrealized depreciation on investments................................          (2,980)          (10,985)
      Retained earnings.........................................................         311,094           274,874
      Treasury stock, at cost; 1,505,290 shares of Class A Common Stock.........         (51,499)          (51,499)
                                                                                    ------------     -------------
         Total shareholders' equity.............................................         628,797           581,994
                                                                                    ------------     -------------
             Total liabilities and shareholders' equity.........................    $  3,544,126     $   3,336,146
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Net
                                                                               Unrealized
                                         Class A      Class B     Additional  Depreciation
                                         Common       Common       Paid-in         on         Retained      Treasury
                                          Stock        Stock       Capital     Investments    Earnings        Stock         Total
                                        ---------    ---------    -----------  -----------    ---------     ---------     ---------

Balance, January 1, 2001.............   $     168    $      48     $ 366,834    $ (53,622)    $ 274,060     $ (49,295)    $ 538,193
                                                                                                                          ---------

Net income...........................        --           --            --           --          42,313          --          42,313
Decrease in net unrealized
   depreciation on investments.......        --           --            --          8,496          --            --           8,496
                                                                                                                          ---------
Comprehensive income                                                                                                         50,809

Issuance of stock, exercise of stock
   options and share conversions.....           7           (6)          773         --            --            --             774
Cash dividends.......................        --           --            --           --          (2,841)         --          (2,841)
                                        ---------    ---------     ---------    ---------     ---------     ---------     ---------

Balance, June 30, 2001...............   $     175    $      42     $ 367,607    $ (45,126)    $ 313,532     $ (49,295)    $ 586,935
                                        =========    =========     =========    =========     =========     =========     =========


Balance, January 1, 2002.............   $     178    $      41     $ 369,385    $ (10,985)    $ 274,874     $ (51,499)    $ 581,994
                                                                                                                          ---------

Net income...........................        --           --            --           --          39,086          --          39,086
Decrease in net unrealized
   depreciation on investments.......        --           --            --          8,005          --            --           8,005
                                                                                                                          ---------
Comprehensive income.................                                                                                        47,091

Issuance of stock, exercise of stock
   options and share conversions.....           9           (8)        2,577         --            --            --           2,578
Cash dividends.......................        --           --            --           --          (2,866)         --          (2,866)
                                        ---------    ---------     ---------    ---------     ---------     ---------     ---------

Balance, June 30, 2002...............   $     187    $      33     $ 371,962    $  (2,980)    $ 311,094     $ (51,499)    $ 628,797
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                            2002           2001
                                                                                        -----------     -----------
Operating activities:
   Net income........................................................................   $    39,086     $    42,313
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in policy liabilities and policyholder accounts.........................        75,246          29,342
      Net change in reinsurance receivables and payables.............................        (9,265)        (13,361)
      Amortization, principally the cost of business acquired and investments........           837           7,119
      Deferred costs of business acquired............................................       (33,729)        (23,584)
      Net realized gains on investments..............................................          (313)           (676)
      Net change in trading account securities.......................................         3,200          28,832
      Net change in federal income tax liability.....................................        10,282          26,050
      Extraordinary loss (gain)......................................................           216          (6,213)
      Other..........................................................................         3,604             401
                                                                                        -----------     ------------
        Net cash provided by operating activities....................................        89,164          90,223
                                                                                        -----------     ------------

Investing activities:
   Purchases of investments and loans made...........................................      (492,711)       (320,746)
   Sales of investments and receipts from repayment of loans.........................       319,379         482,943
   Maturities of investments.........................................................        96,395          34,168
   Net change in short-term investments..............................................       (70,224)        (70,646)
   Change in deposit in separate account.............................................           212            (315)
                                                                                        -----------     -----------
        Net cash (used) provided by investing activities.............................      (146,949)        125,404
                                                                                        -----------     -----------

Financing activities:
   Deposits to policyholder accounts.................................................        38,727          43,186
   Withdrawals from policyholder accounts............................................       (28,776)        (34,930)
   Proceeds from issuance of common stock and exercise of stock options .............         2,578             774
   Dividends paid on common stock....................................................        (2,866)         (2,841)
   Borrowings under Credit Agreements................................................        29,000             --
   Principal payments under Credit Agreements........................................       (13,000)       (150,000)
   Principal payment under SIG Senior Notes..........................................        (9,000)         (9,000)
   Change in liability for Federal Home Loan Bank advances...........................        35,000          (6,500)
   Repurchase of Capital Securities..................................................           --          (43,379)
   Repurchase of Senior Notes........................................................       (10,874)            --
   Change in liability for securities loaned or sold under agreements to repurchase..        19,153          (9,935)
                                                                                        -----------     -----------
        Net cash provided (used) by financing activities.............................        59,942        (212,625)
                                                                                        -----------     -----------

Increase in cash.....................................................................         2,157           3,002
Cash at beginning of period..........................................................        11,682          12,344
                                                                                        -----------     -----------
      Cash at end of period..........................................................   $    13,839     $    15,346
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with that reflected in the Company's report on Form 10-K for the year ended December 31, 2001. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2001. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2001.

Recently Adopted Accounting Standards. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives continue to be amortized over their useful lives. An impairment loss resulting from the adoption of SFAS 142 must be accounted for as a cumulative effect of a change in accounting principle and recognized in the entity's first interim period financial statements following the effective date regardless of the interim period in which the measurement is completed. Any subsequent impairment losses will be reflected within operating results in the income statement. At January 1, 2002, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations do not meet the quantitative threshold for reportable segments and, therefore, are reported in other segments. In accordance with SFAS 142, the Company during the first half of 2002 completed its transitional tests for impairment of goodwill, and based on these tests, the Company determined that no impairment of goodwill had occurred.

Income before extraordinary loss was $39.3 million, or $1.90 per share ($1.85 per share assuming dilution), for the first half of 2002, and $19.7 million, or $0.95 per share ($0.93 per share assuming dilution), for the second quarter of 2002. Income before extraordinary gain, excluding the effects of goodwill amortization, would have been $37.7 million, or $1.84 per share ($1.79 per share assuming dilution), for the first half of 2001, and $19.3 million, or $0.94 per share ($0.92 per share assuming dilution), for the second quarter of 2001. The following table provides a reconciliation of reported net income to adjusted net income and the related earnings per share data as if the provisions of SFAS 142 related to goodwill had been adopted as of January 1, 2001:

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                     June 30,
                                                                 ---------------------        ---------------------
                                                                    2002        2001            2002        2001
                                                                 ---------   ---------        ---------   ---------
                                                                     (dollars in thousands, except per share data)

Net income, as reported.......................................   $  19,516   $  21,668        $  39,086   $  42,313
Add back:  goodwill amortization..............................         --          799              --        1,598
                                                                 ---------   ---------        ---------   ---------
     Adjusted net income......................................   $  19,516   $  22,467        $  39,086   $  43,911
                                                                 =========   =========        =========   =========

Basic results per share of common stock:
Net income, as reported.......................................   $    0.94   $    1.06        $   1.89    $   2.06
Add back:     goodwill amortization...........................         --         0.04             --         0.08
                                                                 ---------   ---------        ---------   --------
         Adjusted net income..................................   $    0.94   $    1.10        $   1.89    $   2.14
                                                                 =========   =========        ========    ========

Diluted results per share of common stock:
Net income, as reported.......................................   $    0.92   $    1.03        $   1.84    $   2.01
Add back:     goodwill amortization...........................         --         0.04             --         0.08
                                                                 ---------   ---------        ---------   --------
         Adjusted net income..................................   $    0.92   $    1.07        $   1.84    $   2.09
                                                                 =========   =========        ========    ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 is required to be adopted for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Accordingly, gains or losses from extinguishment of debt will be classified as income or loss from continuing operations in the income statement unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Events or transactions that are both unusual in nature and infrequent in occurrence are classified as extraordinary items under APB 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 for such classification will be reclassified as required by SFAS 145. For the six month period ending June 30, 2002 and 2001, the Company had an extraordinary (loss) gain, net of the related income tax effect, of $(0.2) million, or $(0.01) per diluted share, and $6.2 million, or $0.30 per diluted share, respectively. The Company does not expect the adoption of SFAS 145 to have a material adverse impact on its consolidated financial position or net income.


NOTE B - INVESTMENTS

At June 30, 2002, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,333.6 million and an amortized cost of $2,336.5 million. At December 31, 2001, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,223.8 million and an amortized cost of $2,249.3 million.


NOTE C - SEGMENT INFORMATION

                                                          Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                       -------------------------       -------------------------
                                                         2002            2001            2002            2001
                                                       ---------       ---------       ---------       ---------
                                                                         (dollars in thousands)
Revenues excluding net realized investment gains:
   Group employee benefit products ..................  $ 173,335       $ 138,507       $ 348,374       $ 277,490
   Asset accumulation products ......................     16,773          18,305          34,379          36,525
   Other (1) ........................................      5,345           5,134          10,591          10,302
                                                       ---------       ---------       ---------       ---------
                                                       $ 195,453       $ 161,946       $ 393,344       $ 324,317
                                                       =========       =========       =========       =========

Operating income (2):
   Group employee benefit products (3) ..............  $  30,680       $  28,943       $  61,033       $  58,478
   Asset accumulation products ......................      1,858           3,359           4,851           6,721
   Other (1) (3) ....................................       (970)         (1,206)         (2,579)         (2,498)
                                                       ---------       ---------       ---------       ---------
                                                       $  31,568       $  31,096       $  63,305       $  62,701
                                                       =========       =========       =========       =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income excluding net realized investment gains and before interest and income tax expense and extraordinary (loss) gain.

(3) Operating income for group employee benefits and other operations includes amortization of goodwill of $0.4 million and $0.4 million, respectively, for the second quarter of 2001, and $0.9 million and $0.7 million, respectively, for the first half of 2001.


NOTE D - REPURCHASE OF SENIOR NOTES

The Company repurchased $10.5 million aggregate principal amount of its 8% Senior Notes due 2003 at various times during the second quarter of 2002. The Company recognized an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million, in connection with these repurchases.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                  ----------------------     ----------------------
                                                                     2002         2001         2002         2001
                                                                  ---------     --------     --------     ---------
                                                                    (dollars in thousands, except per share data)
Numerator:
   Income before extraordinary (loss) gain....................    $  19,732     $ 18,472     $ 39,302     $  36,100
   Extraordinary (loss) gain, net of income taxes.............         (216)       3,196         (216)        6,213
                                                                  ---------     --------     --------     ---------
         Net income...........................................    $  19,516     $ 21,668     $ 39,086     $  42,313
                                                                  =========     ========     ========     =========

Denominator:
   Weighted average common shares outstanding.................       20,728       20,534       20,708        20,531
   Effect of dilutive securities..............................          594          544          530           553
                                                                  ---------     --------     --------     ---------
   Weighted average common shares outstanding,
     assuming dilution........................................       21,322       21,078       21,238        21,084
                                                                  =========     ========     ========     =========

Basic results per share of common stock:
   Income before extraordinary (loss) gain....................    $    0.95     $   0.90     $   1.90     $   1.76
   Extraordinary (loss) gain, net of income taxes.............        (0.01)        0.16        (0.01)        0.30
                                                                  ---------     --------     --------     --------
         Net income...........................................    $    0.94     $   1.06     $   1.89     $   2.06
                                                                  =========     ========     ========     ========

Diluted results per share of common stock:
    Income before extraordinary (loss) gain...................    $    0.93     $   0.88     $   1.85     $   1.71
    Extraordinary (loss) gain, net of income taxes............        (0.01)        0.15        (0.01)        0.30
                                                                  ---------     --------     --------     --------
         Net income...........................................    $    0.92     $   1.03     $   1.84     $   2.01
                                                                  =========     ========     ========     ========


NOTE F - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to certain of its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. These arbitrations are in their earliest stages, and their ultimate resolutions are likely to require extended periods of time. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to
Six Months Ended June 30, 2001

Premium and Fee Income. Premium and fee income for the first half of 2002 was $313.2 million as compared to $245.8 million for the first half of 2001, an increase of 27%. Premiums from core group employee benefit products increased 21% to $265.6 million in the first half of 2002 from $219.1 million in the first half of 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 34% to $46.2 million in the first half of 2002 from $34.4 million in the first half of 2001 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. SNCC has been able to obtain significant price increases in connection with its renewals of insurance coverage during 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher self-insured retention levels, in connection with these renewals. In addition, new business production for excess workers' compensation products increased 137% to $15.3 million in the first half of 2002 from $6.5 million in the first half of 2001 and the retention of existing customers has been satisfactory. New business production for the Company's other core group employee benefit products increased 62% to $90.5 million in the first half of 2002 from $55.8 million in the first half of 2001 primarily due to the expansion of the Company's sales force during 2001 and the opening of three new sales offices in the first half of 2002. Retention of existing customers for these products also improved during the first half of 2002 and price increases continue to be implemented for certain disability customers. Premiums from non-core group employee benefit products increased 113% to $38.5 million in the first half of 2002 from $18.1 million in the first half of 2001 primarily due to a higher level of premium from loss portfolio transfers, which are episodic in nature. Deposits from the Company's asset accumulation products were $37.0 million in the first half of 2002 as compared to $42.1 million in the first half of 2001. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company has maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2001 and the first half of 2002. Accordingly, the Company experienced a lower level of production from its asset accumulation business in the first half of 2002 as compared to the first half of 2001.

Net Investment Income. Net investment income for the first half of 2002 was $80.2 million as compared to $78.5 million for the first half of 2001, an increase of 2%. This increase primarily reflects an increase in average invested assets in 2002, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.7% on average invested assets of $2,492.7 million in the first half of 2002 and 6.9% on average invested assets of $2,338.8 million in the first half of 2001.

Net Realized Investment Gains. Net realized investment gains were $0.3 million in the first half of 2002 as compared to $0.7 million in the first half of 2001. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined to be other than temporary, the security is written down to fair value. In the first half of 2002 and 2001, the Company recognized $9.5 million and $0.6 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

During the months of June and July of 2002, due to credit quality-related deterioration in the corporate debt markets, declines in value occurred in certain portions of the Company's investment portfolio. The Company is presently monitoring the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. While it is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities, the Company presently estimates that if the existing declines in value were determined to be other than temporary, the Company would recognize realized investment losses in the range of $10 to $15 million, on an after-tax basis, with respect to these securities. There can be no assurance that the Company will experience realized investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses for the first half of 2002 were $330.0 million as compared to $261.6 million in the first half of 2001, an increase of 26%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.5% in the first half of 2002 and 92.3% for the comparable period of 2001. This increase was primarily due to a higher level of premium from loss portfolio transfers, which carry a higher loss ratio, and a higher loss ratio in the Company's excess workers' compensation business.

Interest Expense and Extraordinary (Loss) Gain. Interest expense was
$6.4 million in the first half of 2002 as compared to $10.1 million in the first half of 2001, a decrease of $3.7 million. This decrease was primarily a result of the Company's repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001, and a lower weighted average borrowing rate under the Company's revolving credit facilities during the first half of 2002. In addition, the Company had a lower amount of borrowings outstanding under its Senior Notes, SIG Senior Notes and revolving credit facilities during the first half of 2002. During the first half of 2001, the Company repurchased $54.0 million liquidation amount of the Capital Securities. In addition, the Company repurchased $8.0 million aggregate principal amount of the Senior Notes in June 2001. The Company recognized an extraordinary gain of $6.2 million, net of income tax expense of $3.3 million, in connection with these repurchases. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes, resulting in an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million.

Income before Extraordinary (Loss) Gain. Management believes that the calculation of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring items of income or loss such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary (loss) gain adjusted to exclude realized investment gains (net of the related income tax expense), were $39.1 million, or $1.84 per diluted share, in the first half of 2002 as compared to $35.7 million, or $1.69 per diluted share, in the first half of 2001. The increase in operating earnings is primarily attributable to the decrease in interest expense discussed above.

Three Months Ended June 30, 2002 Compared to
Three Months Ended June 30, 2001

Premium and Fee Income. Premium and fee income for the second quarter of 2002 was $156.3 million as compared to $122.5 million for the second quarter of 2001, an increase of 28%. Premiums from core group employee benefit products increased 25% to $136.4 million in the second quarter of 2002 from $109.4 million in the second quarter of 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 45% to $23.3 million in the second quarter of 2002 from $16.0 million in the second quarter of 2001 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. SNCC has been able to obtain significant price increases in connection with its renewals of insurance coverage during 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher self-insured retention levels, in connection with these renewals. In addition, new business production for excess workers' compensation products increased 122% to $5.0 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001 and the retention of existing customers has been satisfactory. New business production for the Company's other core group employee benefit products increased 36% to $37.3 million in the second quarter of 2002 from $27.4 million in the second quarter of 2001 primarily due to the expansion of the Company's sales force during 2001 and the opening of three new sales offices in 2002. Retention of existing customers for these products also improved during the second quarter of 2002 and price increases continue to be implemented for certain disability customers. Premiums from non-core group employee benefit products increased 74% to $15.3 million in the second quarter of 2002 from $8.8 million in the second quarter of 2001 primarily due to a higher level of premium from loss portfolio transfers, which are episodic in nature. Deposits from the Company's asset accumulation products were $21.9 million in the second quarter of 2002 as compared to $13.4 million in the second quarter of 2001. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company has maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2001 and the first half of 2002.

Net Investment Income. Net investment income for the second quarter of 2002 was $39.1 million as compared to $39.4 million for the second quarter of 2001. This decrease primarily reflects a decrease in the tax equivalent weighted average annualized yield on invested assets in 2002, partially offset by an increase in average invested assets. The tax equivalent weighted average annualized yield on invested assets was 6.3% on average invested assets of $2,567.6 million in the second quarter of 2002 and 7.0% on average invested assets of $2,310.6 million in the second quarter of 2001.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2002 and 2001 were $0.2 million. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined to be other than temporary, the security is written down to fair value. In the second quarter of 2002 and 2001, the Company recognized $5.9 million and $0.6 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

During the months of June and July of 2002, due to credit quality-related deterioration in the corporate debt markets, declines in value occurred in certain portions of the Company's investment portfolio. The Company is presently monitoring the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. While it is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities, the Company presently estimates that if the existing declines in value were determined to be other than temporary, the Company would recognize realized investment losses in the range of $10 to $15 million, on an after-tax basis, with respect to these securities. There can be no assurance that the Company will experience realized investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses for the second quarter of 2002 were $163.9 million as compared to $130.9 million in the second quarter of 2001, an increase of 25%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.0% in the second quarter of 2002 and 92.7% for the comparable period of 2001. This increase was primarily due to a higher level of premium from loss portfolio transfers, which carry a higher loss ratio, and a higher loss ratio in the Company's excess workers' compensation business.

Interest Expense and Extraordinary (Loss) Gain. Interest expense was
$3.1 million in the second quarter of 2002 as compared to $4.1 million in the second quarter of 2001, a decrease of $1.0 million. This decrease was primarily a result of the Company's repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001. In addition, the Company had a lower amount of borrowings outstanding under its Senior Notes and SIG Senior Notes due to repurchases or scheduled principal repayments during 2001 and 2002. During the second quarter of 2001, the Company repurchased $32.7 million liquidation amount of the Capital Securities. In addition, the Company repurchased $8.0 million aggregate principal amount of the Senior Notes in June 2001. The Company recognized an extraordinary gain of $3.2 million, net of income tax expense of $1.7 million, in connection with these repurchases. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes, resulting in an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million.

Income before Extraordinary (Loss) Gain. Management believes that the calculation of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring items of income or loss such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary (loss) gain adjusted to exclude realized investment gains (net of the related income tax expense), were $19.6 million, or $0.92 per diluted share, in the second quarter of 2002 as compared to $18.3 million, or $0.87 per diluted share, in the second quarter of 2001. The increase in operating earnings is primarily attributable to the decrease in interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $61.6 million of financial resources available at the holding company level at June 30, 2002, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities and balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $44.1 million during 2002, of which $10.3 million has been paid during the first half of 2002. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. At June 30, 2002, the Company had $149.0 million of borrowings available to it under its revolving credit facilities.

The Company's current liquidity needs, in addition to funding lease commitments and other operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facilities, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The maximum amount of borrowings available under the Company's revolving credit facilities, which expire in April 2003, is currently $190.0 million and will be reduced to $140.0 million in October 2002. During the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. A $9.0 million annual principal installment was paid on the SIG Senior Notes in May 2002, and the notes will mature in their entirety in May 2003. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in the remainder of this section. The Company disclaims any obligation to update forward-looking information.

     RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to the Company's insurance products. These reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The most significant assumptions made in the estimation process for future policy benefits relate to mortality, morbidity, claim termination and interest rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of incurred but not reported losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated liability payments. Workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The methods for establishing such estimates and the resulting liabilities are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently.

The Company's projected ultimate insurance liabilities and associated reserves are estimates. As estimates, these values are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claim reserves have not all taken place, and thus cannot be evaluated with absolute certainty. Moreover, under the actuarial methodologies discussed above, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

     THE MARKET VALUES OF THE COMPANY'S INVESTMENTS FLUCTUATE.

The market values of the Company's investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company's investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company's operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also be required in the future to sell certain investments at a price and a time when the market value of such investments is less than the book value of such investments.

Declines in the fair value of investments that are considered to be other than temporary are reported as realized investment losses, even if the investments are not sold. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. The Company may experience losses from other than temporary security value declines in the future, which would be recorded as realized investment losses in the income statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001."

     THE COMPANY'S INVESTMENT AND FINANCING STRATEGY EXPOSES THE COMPANY TO DEFAULT, PREPAYMENT, EXTENSION AND OTHER RISKS.

The management of the Company's investment portfolio is an important component of the Company's profitability since a substantial portion of the Company's operating income is generated from the difference between the yield achieved on invested assets and the interest credited on policyholder funds and reserves.

The Company is subject to the risk that the issuers of the fixed maturity securities the Company owns will default on principal and interest payments. A major economic downturn or any of the various other factors that affect issuers' ability to pay could result in issuer defaults. Because the Company's investments consist primarily of fixed maturity securities and short-term investments, such defaults could materially adversely affect the Company's results of operations, liquidity or financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

At June 30, 2002, approximately 26% of the Company's total invested assets were comprised of mortgage-backed securities, of which approximately 45% are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 55% consists of investments in trusts created by banks and finance and mortgage companies. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure.

The Company maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At June 30, 2002, the Company had outstanding advances of $197.0 million, of which $35.0 million were obtained during 2002. These advances, of which $185.0 million were obtained at a fixed rate and $12.0 million were obtained at a variable rate, have a weighted average term to maturity of 6.2 years. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral.

The ability of the Company's insurance subsidiaries to make investments is subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's revolving credit facilities and the SIG Senior Notes also contain limitations on the composition of the Company's investment portfolio.

     THE COMPANY'S FINANCIAL POSITION EXPOSES THE COMPANY TO INTEREST RATE
RISKS.

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

     THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature have been or, unless significant improvements in availability of such coverages occur, will be discontinued during the present year. There can be no assurance that the Company will be able to obtain such coverages on favorable terms in the future. In addition, while federal legislation is presently being considered that would potentially provide insurers with some degree of protection in the event of terrorism-related losses, there can be no assurance that such legislation will be enacted or as to its effect on the Company if enacted.

     THE INSURANCE BUSINESS IS A HEAVILY REGULATED INDUSTRY.

The Company's insurance subsidiaries, like other insurance companies, are highly regulated by state insurance authorities in the states in which they are domiciled and the other states in which they conduct business. Such regulations, among other things, limit the amount of dividends and other payments that can be made by such subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments such subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' businesses, including, for example, risk-based capital requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states.

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the National Association of Insurance Commissioners and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, while the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and those of its insurance subsidiaries.

The Company's insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent.

     THE FINANCIAL SERVICES INDUSTRY IS HIGHLY COMPETITIVE.

The Company competes with numerous other insurance and financial services companies. Many of these organizations have substantially greater assets, higher ratings from rating agencies, larger and more diversified portfolios of insurance products and larger agency sales operations. Competition in asset accumulation product markets is also encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

     THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF THE COMPANY'S INSURANCE SUBSIDIARIES.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyowners and are not directed toward protection of investors. A downgrade in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 14, 2002. The directors elected at the meeting will serve for a term ending on the date of the 2003 Annual Meeting of Stockholders. The directors elected at the meeting were Thomas L. Rhodes, Robert Rosenkranz, Edward
         A. Fox, Charles P. O'Brien, Lewis S. Ranieri, Robert M. Smith, Jr., and B.K. Werner. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2002 Annual Meeting that director was Mr. Rhodes.

         The voting results for all matters at the meeting were as follows:

         1)   Election of Directors

                                                               VOTES
                                                     --------------------------
                                                                      Withhold
                                                        For           Authority
                                                     ----------       ---------
            Class A Director:
                 Thomas L. Rhodes.................   14,314,234         443,129
            Directors:
                 Robert Rosenkranz................   29,165,122       2,326,581
                 Edward A. Fox....................   31,048,656         443,047
                 Charles P. O'Brien...............   31,057,520         434,183
                 Lewis S. Ranieri.................   31,028,346         463,357
                 Robert M. Smith, Jr..............   29,165,279       2,326,424
                 B.K. Werner......................   30,640,206         851,497

         2) All Other Matters - The proposal to amend the Company's Amended and Restated Directors Stock Option Plan received 26,734,449 votes for approval and 4,742,372 votes against approval, with 14,882 votes abstaining. The proposal to increase the number of shares reserved for issuance under the Employee Stock Purchase Plan received 31,185,390 votes for approval and 286,240 votes against approval, with 20,073 votes abstaining. The proposal with regard to transacting such other business that properly comes before the meeting or any adjournment thereof received 26,718,475 votes for approval and 4,644,784 votes against approval, with 128,444 votes abstaining; however, no such other business came before the meeting.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan, as amended

         11 Computation of Results per Share of Common Stock (incorporated by reference to Note E to the Consolidated Financial Statements included elsewhere herein)

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DELPHI FINANCIAL GROUP, INC. (Registrant)



                                  /s/      ROBERT ROSENKRANZ
                                  ----------------------------------------------
                                  Robert Rosenkranz
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/      THOMAS W. BURGHART
                                  ----------------------------------------------
                                  Thomas W. Burghart
                                  Vice President and Treasurer
                                  (Principal Accounting and Financial Officer)


Date:  August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Delphi Financial Group, Inc. (the "Company") on Form 10-Q for the quarter ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officers of the Company, certify, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and
(b)) and is not a part of the Form 10-Q to which it refers.


/s/  ROBERT ROSENKRANZ

Robert Rosenkranz
Chairman of the Board, President and Chief Executive Officer
August 14, 2002


/s/  THOMAS W. BURGHART

Thomas W. Burghart
Vice President and Treasurer
August 14, 2002