Form 10-Q
period 2002-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2002-11-14
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002

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

                             Yes   X          No

     As of October 31, 2002, the Registrant had 17,318,184 shares of Class A Common Stock and 3,279,018 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION (UNAUDITED)

               Consolidated Statements of Income for the Three and Nine
                   Months Ended September 30, 2002 and 2001............................................   3

               Consolidated Balance Sheets at September 30, 2002 and
                   December 31, 2001...................................................................   4

               Consolidated Statements of Shareholders' Equity for the
                   Nine Months Ended September 30, 2002 and 2001.......................................   5

               Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2002 and 2001.......................................   6

               Notes to Consolidated Financial Statements..............................................   7

               Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................................................  10


PART II.       OTHER INFORMATION

               Item 5.  Other Information..............................................................  18

               Item 6.  Exhibits and Reports on Form 8-K...............................................  18

               Signatures..............................................................................  18

               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002................  19

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                ------------------------      ------------------------
                                                                   2002           2001           2002           2001
                                                                ---------      ---------      ---------      ---------
Revenue:
   Premium and fee income .................................     $ 152,780      $ 127,068      $ 465,955      $ 372,886
   Net investment income ..................................        40,627         38,397        120,796        116,896
   Net realized investment losses .........................       (10,825)        (6,926)       (10,512)        (6,250)
                                                                ---------      ---------      ---------      ---------
                                                                  182,582        158,539        576,239        483,532
                                                                ---------      ---------      ---------      ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders        115,450         96,972        352,586        276,841
   Commissions ............................................        10,691          9,595         32,534         29,561
   Amortization of cost of business acquired ..............        11,584          8,536         32,656         24,911
   Other operating expenses ...............................        24,326         23,172         74,314         68,578
                                                                ---------      ---------      ---------      ---------
                                                                  162,051        138,275        492,090        399,891
                                                                ---------      ---------      ---------      ---------
      Operating income ....................................        20,531         20,264         84,149         83,641
Interest expense:
   Corporate debt .........................................         2,115          2,539          6,873          9,013
   Dividends on Capital Securities of Delphi Funding L.L.C            839          1,072          2,517          4,737
                                                                ---------      ---------      ---------      ---------
                                                                    2,954          3,611          9,390         13,750
      Income before income tax expense and
       extraordinary gain (loss) ..........................        17,577         16,653         74,759         69,891
Income tax expense ........................................         4,784          5,081         22,664         22,219
                                                                ---------      ---------      ---------      ---------
      Income before extraordinary gain (loss) .............        12,793         11,572         52,095         47,672
Extraordinary gain (loss), net of income taxes ............          --            1,233           (216)         7,446
                                                                ---------      ---------      ---------      ---------
      Net income ..........................................     $  12,793      $  12,805      $  51,879      $  55,118
                                                                =========      =========      =========      =========
Basic results per share of common stock:
   Income before extraordinary gain (loss) ................     $    0.62      $    0.56      $    2.51      $    2.32
   Net income .............................................          0.62           0.62           2.50           2.68
Diluted results per share of common stock:
   Income before extraordinary gain (loss) ................     $    0.60      $    0.55      $    2.45      $    2.26
   Net income .............................................          0.60           0.61           2.44           2.61
Dividend paid per share of common stock ...................     $    0.07      $    0.07      $    0.21      $    0.21

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                    September 30,    December 31,
                                                                                                         2002             2001
                                                                                                     -----------      -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ............................................     $ 2,499,428      $ 2,223,789
      Short-term investments ...................................................................         154,930           92,862
      Other investments ........................................................................         127,961          110,563
                                                                                                     -----------      -----------
                                                                                                       2,782,319        2,427,214
   Cash ........................................................................................          33,881           11,682
   Cost of business acquired ...................................................................         170,478          168,894
   Reinsurance receivables .....................................................................         394,570          388,910
   Goodwill ....................................................................................          93,929           93,929
   Other assets ................................................................................         190,360          171,834
   Assets held in separate account .............................................................          70,398           73,683
                                                                                                     -----------      -----------
      Total assets .............................................................................     $ 3,735,935      $ 3,336,146
                                                                                                     ===========      ===========
Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life .....................................................................................     $   231,774      $   222,363
      Accident and health ......................................................................         382,042          348,267
   Unpaid claims and claim expenses:
      Life .....................................................................................          41,525           34,616
      Accident and health ......................................................................         169,972          167,628
      Casualty .................................................................................         537,860          506,778
   Policyholder account balances ...............................................................         867,281          817,543
   Corporate debt ..............................................................................         111,145          125,675
   Other liabilities and policyholder funds ....................................................         611,883          431,871
   Liabilities related to separate account .....................................................          60,617           63,361
                                                                                                     -----------      -----------
      Total liabilities ........................................................................       3,014,099        2,718,102
                                                                                                     -----------      -----------
   Company-obligated mandatorily redeemable Capital Securities of Delphi
      Funding L.L.C. holding solely junior subordinated deferrable interest
      debentures of the Company ................................................................          36,050           36,050
                                                                                                     -----------      -----------
   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ..................................              --               --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         18,754,328 and 17,763,428 shares issued and outstanding, respectively .................             188              178
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,279,018 and 4,132,688 shares issued and outstanding, respectively ...................              33               41
      Additional paid-in capital ...............................................................         372,677          369,385
      Accumulated other comprehensive income (loss) ............................................          41,937          (10,985)
      Retained earnings ........................................................................         322,450          274,874
      Treasury stock, at cost; 1,505,290 shares of Class A Common Stock ........................         (51,499)         (51,499)
                                                                                                     -----------      -----------
         Total shareholders' equity ............................................................         685,786          581,994
                                                                                                     -----------      -----------
             Total liabilities and shareholders' equity ........................................     $ 3,735,935      $ 3,336,146
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Accumulated
                                         Class A      Class B     Additional    Other
                                         Common       Common        Paid-in  Comprehensive    Retained     Treasury
                                          Stock        Stock        Capital  (Loss) Income    Earnings       Stock          Total
                                        ---------    ---------     --------- -------------    ---------     ---------     ---------
Balance, January 1, 2001 ...........    $     168    $      48     $ 366,834    $ (53,622)    $ 274,060     $ (49,295)    $ 538,193
                                                                                                                          ---------
Net income .........................           --           --            --           --        55,118            --        55,118
Other comprehensive income:
   Decrease in net unrealized
     depreciation on investments ...           --           --            --       33,001            --            --        33,001
                                                                                                                          ---------
Comprehensive income ...............                                                                                         88,119
Issuance of stock, exercise of stock
   options and share conversions ...            8           (7)        1,941           --            --            --         1,942
Acquisition of treasury stock ......           --           --            --           --            --        (1,914)       (1,914)
Cash dividends .....................           --           --            --           --        (4,264)           --        (4,264)
                                        ---------    ---------     ---------    ---------     ---------     ---------     ---------
Balance, September 30, 2001 ........    $     176    $      41     $ 368,775    $ (20,621)    $ 324,914     $ (51,209)    $ 622,076
                                        =========    =========     =========    =========     =========     =========     =========
Balance, January 1, 2002 ...........    $     178    $      41     $ 369,385    $ (10,985)    $ 274,874     $ (51,499)    $ 581,994
                                                                                                                          ---------
Net income .........................           --           --            --           --        51,879            --        51,879
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments ...           --           --            --       56,875            --            --        56,875
   Net unrealized loss on cash
     flow hedge ....................           --           --            --       (3,953)           --            --        (3,953)
                                                                                                                          ---------
Comprehensive income ...............                                                                                        104,801
Issuance of stock, exercise of stock
   options and share conversions ...           10           (8)        3,292           --            --            --         3,294
Cash dividends .....................           --           --            --           --        (4,303)           --        (4,303)
                                        ---------    ---------     ---------    ---------     ---------     ---------     ---------
Balance, September 30, 2002 ........    $     188    $      33     $ 372,677    $  41,937     $ 322,450     $ (51,499)    $ 685,786
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                          ------------------------
                                                                                            2002           2001
                                                                                          ---------      ---------
Operating activities:
   Net income .......................................................................     $  51,879      $  55,118
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in policy liabilities and policyholder accounts ........................       106,680         64,692
      Net change in reinsurance receivables and payables ............................       (13,398)       (32,498)
      Amortization, principally the cost of business acquired and investments .......        21,042         12,186
      Deferred costs of business acquired ...........................................       (51,864)       (37,572)
      Net realized losses on investments ............................................        10,512          6,250
      Net change in trading account securities ......................................         5,832         29,806
      Net change in federal income tax liability ....................................        15,071         45,990
      Extraordinary loss (gain) .....................................................           216         (7,446)
      Other .........................................................................         6,400        (12,434)
                                                                                          ---------      ---------
        Net cash provided by operating activities ...................................       152,370        124,092
                                                                                          ---------      ---------
Investing activities:
   Purchases of investments and loans made ..........................................      (805,701)      (516,205)
   Sales of investments and receipts from repayment of loans ........................       539,854        635,905
   Maturities of investments ........................................................       116,991         22,305
   Net change in short-term investments .............................................       (62,072)       (88,833)
   Business acquisitions ............................................................            --         (2,613)
   Change in deposit in separate account ............................................           541            118
                                                                                          ---------      ---------
        Net cash (used) provided by investing activities ............................      (210,387)        50,677
                                                                                          ---------      ---------
Financing activities:
   Deposits to policyholder accounts ................................................        86,128         67,157
   Withdrawals from policyholder accounts ...........................................       (43,107)       (48,564)
   Proceeds from issuance of common stock and exercise of stock options .............         3,294          1,942
   Dividends paid on common stock ...................................................        (4,303)        (4,264)
   Acquisition of treasury stock ....................................................            --         (1,914)
   Borrowings under Credit Agreements ...............................................        29,000         33,000
   Principal payments under Credit Agreements .......................................       (24,000)      (170,000)
   Principal payment under SIG Senior Notes .........................................        (9,000)        (9,000)
   Change in liability for Federal Home Loan Bank advances ..........................        45,000         (6,500)
   Repurchase of Capital Securities .................................................            --        (51,329)
   Repurchase of Senior Notes .......................................................       (10,874)        (8,284)
   Change in liability for securities loaned or sold under agreements to repurchase .         8,078         23,380
                                                                                          ---------      ---------
        Net cash provided (used) by financing activities ............................        80,216       (174,376)
                                                                                          ---------      ---------
Increase in cash ....................................................................        22,199            393
Cash at beginning of period .........................................................        11,682         12,344
                                                                                          ---------      ---------
      Cash at end of period .........................................................     $  33,881      $  12,737
                                                                                          =========      =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with that reflected in the Company's report on Form 10-K for the year ended December 31, 2001. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2001. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2001.

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

Income before extraordinary loss was $52.1 million, or $2.51 per share ($2.45 per share assuming dilution), for the first nine months of 2002, and $12.8 million, or $0.62 per share ($0.60 per share assuming dilution), for the third quarter of 2002. Income before extraordinary gain, excluding the effects of goodwill amortization, would have been $50.1 million, or $2.44 per share ($2.37 per share assuming dilution), for the first nine months of 2001, and $12.4 million, or $0.60 per share ($0.59 per share assuming dilution), for the third quarter of 2001. The following table provides a reconciliation of reported net income to adjusted net income and the related earnings per share data as if the provisions of SFAS 142 related to goodwill had been adopted as of January 1, 2001:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                               -------------------------     -------------------------
                                                  2002           2001            2002          2001
                                               ----------     ----------     ----------     ----------
                                                     (dollars in thousands, except per share data)
Net income, as reported ..................     $   12,793     $   12,805     $   51,879     $   55,118
Add back: goodwill amortization ..........             --            799             --          2,397
                                               ----------     ----------     ----------     ----------
     Adjusted net income .................     $   12,793     $   13,604     $   51,879     $   57,515
                                               ==========     ==========     ==========     ==========
Basic results per share of common stock:
Net income, as reported ..................     $     0.62     $     0.62     $     2.50     $     2.68
Add back: goodwill amortization ..........             --           0.04             --           0.12
                                               ----------     ----------     ----------     ----------
         Adjusted net income .............     $     0.62     $     0.66     $     2.50     $     2.80
                                               ==========     ==========     ==========     ==========
Diluted results per share of common stock:
Net income, as reported ..................     $     0.60     $     0.61     $     2.44     $     2.61
Add back: goodwill amortization ..........             --           0.04             --           0.12
                                               ----------     ----------     ----------     ----------
         Adjusted net income .............     $     0.60     $     0.65     $     2.44     $     2.73
                                               ==========     ==========     ==========     ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 is required to be adopted for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Accordingly, gains or losses from extinguishment of debt will be classified as income or loss from continuing operations in the income statement unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Events or transactions that are both unusual in nature and infrequent in occurrence are classified as extraordinary items under APB 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 for such classification will be reclassified as required by SFAS 145. For the nine month period ending September 30, 2002 and 2001, the Company had an extraordinary (loss) gain, net of the related income tax effect, of $(0.2) million, or $(0.01) per diluted share, and $7.4 million, or $0.35 per diluted share, respectively, that would be reclassified to ongoing operations if SFAS 145 were adopted early.

NOTE B - INVESTMENTS

At September 30, 2002, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,499.4 million and an amortized cost of $2,421.1 million. At December 31, 2001, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,223.8 million and an amortized cost of $2,249.3 million.

NOTE C - REPURCHASE OF SENIOR NOTES

The Company repurchased $10.5 million aggregate principal amount of its 8% Senior Notes due 2003 at various times during the second quarter of 2002. The Company recognized an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million, in connection with these repurchases.

NOTE D - SEGMENT INFORMATION

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                       ------------------------      ------------------------
                                                         2002           2001           2002           2001
                                                       ---------      ---------      ---------      ---------
                                                                        (dollars in thousands)
Revenues excluding net realized investment losses:
   Group employee benefit products ...............     $ 170,715      $ 142,718      $ 519,089      $ 420,208
   Asset accumulation products ...................        17,494         17,604         51,873         54,129
   Other (1) .....................................         5,198          5,143         15,789         15,445
                                                       ---------      ---------      ---------      ---------
                                                       $ 193,407      $ 165,465      $ 586,751      $ 489,782
                                                       =========      =========      =========      =========
Operating income (2):
   Group employee benefit products (3) ...........       $30,287        $25,659      $  91,320      $  84,137
   Asset accumulation products ...................         2,255          2,776          7,106          9,497
   Other (1) (3) .................................        (1,186)        (1,245)        (3,765)        (3,743)
                                                       ---------      ---------      ---------      ---------
                                                       $  31,356      $  27,190      $  94,661      $  89,891
                                                       =========      =========      =========      =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income excluding net realized investment losses and before interest and income tax expense and extraordinary gain (loss).

(3) Operating income for group employee benefits and other operations includes amortization of goodwill of $0.4 million and $0.4 million, respectively, for the third quarter of 2001, and $1.3 million and $1.1 million, respectively, for the first nine months of 2001.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and an unrealized loss on a cash flow hedge. Total comprehensive income was $104.8 million and $88.1 million for the first nine months of 2002 and 2001, respectively, and $57.7 million and $37.3 million for the third quarter of 2002 and 2001, respectively.

NOTE F - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                         -------------------------     --------------------------
                                                            2002          2001            2002            2001
                                                         ----------     ----------     ----------      ----------
                                                               (dollars in thousands, except per share data)
Numerator:
   Income before extraordinary gain (loss) .........     $   12,793     $   11,572     $   52,095      $   47,672
   Extraordinary gain (loss), net of income taxes ..             --          1,233           (216)          7,446
                                                         ----------     ----------     ----------      ----------
       Net income ..................................     $   12,793     $   12,805     $   51,879      $   55,118
                                                         ==========     ==========     ==========      ==========
Denominator:
   Weighted average common shares outstanding ......         20,767         20,564         20,728          20,542
   Effect of dilutive securities ...................            512            585            523             564
                                                         ----------     ----------     ----------      ----------
   Weighted average common shares outstanding,
     assuming dilution .............................         21,279         21,149         21,251          21,106
                                                         ==========     ==========     ==========      ==========
Basic results per share of common stock:
   Income before extraordinary gain (loss) .........     $     0.62     $     0.56     $     2.51      $     2.32
Extraordinary gain (loss), net of income taxes .....             --           0.06          (0.01)           0.36
                                                         ----------     ----------     ----------      ----------
         Net income ................................     $     0.62     $     0.62     $     2.50      $     2.68
                                                         ==========     ==========     ==========      ==========
Diluted results per share of common stock:
   Income before extraordinary gain (loss) .........     $     0.60     $     0.55     $     2.45      $     2.26
   Extraordinary gain (loss), net of income taxes ..             --           0.06          (0.01)           0.35
                                                         ----------     ----------     ----------      ----------
         Net income ................................     $     0.60     $     0.61     $     2.44      $     2.61
                                                         ==========     ==========     ==========      ==========

NOTE G - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to certain of its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. These arbitrations are in their early stages, and their ultimate resolutions are likely to require extended periods of time. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to
Nine Months Ended September 30, 2001

Premium and Fee Income. Premium and fee income for the first nine months of 2002 was $466.0 million as compared to $372.9 million for the first nine months of 2001, an increase of 25%. Premiums from core group employee benefit products increased 22% to $407.6 million in the first nine months of 2002 from $333.3 million in the first nine months of 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 38% to $73.7 million in the first nine months of 2002 from $53.3 million in the first nine months of 2001 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. SNCC has been able to obtain significant price increases in connection with its renewals of insurance coverage during 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher self-insured retention levels, in connection with these renewals. In addition, new business production for excess workers' compensation products increased 97% to $25.2 million in the first nine months of 2002 from $12.8 million in the first nine months of 2001 and the retention of existing customers has been satisfactory. New business production for the Company's other core group employee benefit products increased 47% to $123.6 million in the first nine months of 2002 from $84.0 million in the first nine months of 2001 primarily due to the expansion of the Company's sales force during 2001 and the opening of three new sales offices in the first nine months of 2002. Retention of existing customers for these products also improved during the first nine months of 2002 and price increases continue to be implemented for certain disability customers. Premiums from non-core group employee benefit products increased 68% to $44.2 million in the first nine months of 2002 from $26.3 million in the first nine months of 2001 primarily due to a higher level of premium from loss portfolio transfers, which are episodic in nature. Deposits from the Company's asset accumulation products increased 26% to $82.0 million in the first nine months of 2002 from $64.8 million in the first nine months of 2001. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company has maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2001 and the first nine months of 2002. The increase in deposits from the Company's asset accumulation products in the first nine months of 2002 was higher than expected primarily due to heightened demand for fixed annuity products during the third quarter of 2002 as a result of adverse conditions in the equity markets.

Net Investment Income. Net investment income for the first nine months of 2002 was $120.8 million as compared to $116.9 million for the first nine months of 2001, an increase of 3%. This increase primarily reflects an increase in average invested assets in 2002, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.6% on average invested assets of $2,533.6 million in the first nine months of 2002 and 6.9% on average invested assets of $2,325.7 million in the first nine months of 2001.

Net Realized Investment Losses. Net realized investment losses were $10.5 million in the first nine months of 2002 as compared to $6.3 million in the first nine months of 2001. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined in the judgment of management to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss, even though the security has not been sold. In the first nine months of 2002 and 2001, the Company recognized $29.5 million and $13.1 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities. During the same periods, the Company recognized $19.8 million and $6.8 million, respectively, of net gains on sales of securities.

The losses due to the other than temporary declines in the market values of fixed maturity securities recognized during 2002, which totaled $19.2 million on an after-tax basis, resulted primarily from credit quality-related deterioration in the corporate debt markets, and the Company may recognize additional losses of this type in the future. The Company anticipates that, if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $10 to $15 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses for the first nine months of 2002 were $492.1 million as compared to $399.9 million in the first nine months of 2001, an increase of 23%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. Policyholder benefits for the first nine months of 2001 included losses of $3.8 million, net of reinsurance coverages, as a result of the World Trade Center attacks. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.7% in the first nine months of 2002 and 93.5% for the comparable period of 2001. This increase was primarily due to a higher combined ratio in the Company's excess workers' compensation business and a higher level of premium from loss portfolio transfers, which carry a higher loss ratio.

Interest Expense and Extraordinary (Loss) Gain. Interest expense was $9.4 million in the first nine months of 2002 as compared to $13.8 million in the first nine months of 2001, a decrease of $4.4 million. This decrease was primarily a result of the Company's repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001, and a lower weighted average borrowing rate under the Company's revolving credit facilities during the first nine months of 2002. In addition, the Company had a lower amount of borrowings outstanding under its Senior Notes and SIG Senior Notes during the first nine months of 2002. In June 2001, the Company also repurchased $8.0 million aggregate principal amount of the Senior Notes. The Company recognized an extraordinary gain of $7.4 million, net of income tax expense of $4.0 million, in connection with the repurchases of the Capital Securities and Senior Notes in the first nine months of 2001. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes, resulting in an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million.

Income before Extraordinary (Loss) Gain. Management believes that the calculation of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring items of income or loss such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary (loss) gain adjusted to exclude realized investment losses (net of the related income tax benefit), were $58.9 million, or $2.77 per diluted share, in the first nine months of 2002 as compared to $51.7 million, or $2.45 per diluted share, in the first nine months of 2001. The increase in operating earnings in the current period is attributable to decreased interest expense ($2.8 million after taxes) and to charges in the 2001 period for goodwill amortization ($2.4 million after taxes) and World Trade Center losses ($2.5 million after taxes).

Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

Premium and Fee Income. Premium and fee income for the third quarter of 2002 was $152.8 million as compared to $127.1 million for the third quarter of 2001, an increase of 20%. Premiums from core group employee benefit products increased 24% to $142.0 million in the third quarter of 2002 from $114.2 million in the third quarter of 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 46% to $27.5 million in the third quarter of 2002 from $18.9 million in the third quarter of 2001 primarily due to improvements in the pricing environment in this market sector and increased demand due to higher primary workers' compensation rates. SNCC has been able to obtain significant price increases in connection with its renewals of insurance coverage during 2002. As to a substantial portion of such renewals, such price increases exceeded 20%. SNCC has also been obtaining significant improvements in contract terms, in particular higher self-insured retention levels, in connection with these renewals. In addition, new business production for excess workers' compensation products increased 56% to $9.8 million in the third quarter of 2002 from $6.3 million in the third quarter of 2001 and the retention of existing customers has been satisfactory. New business production for the Company's other core group employee benefit products increased 17% to $33.1 million in the third quarter of 2002 from $28.2 million in the third quarter of 2001 primarily due to the expansion of the Company's sales force during 2001 and the opening of three new sales offices in 2002. Retention of existing customers for these products also improved during the third quarter of 2002 and price increases continue to be implemented for certain disability customers. Premiums from non-core group employee benefit products decreased to $5.7 million in the third quarter of 2002 from $8.2 million in the third quarter of 2001. The Company did not have significant sales of loss portfolio transfers during the third quarter of 2002 or 2001. Deposits from the Company's asset accumulation products increased 98% to $44.9 million in the third quarter of 2002 from $22.7 million in the third quarter of 2001. Deposits for these products, which are long-term in nature, are not recorded as premiums; instead, the deposits are recorded as a liability. The Company has maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2001 and the first nine months of 2002. The increase in deposits from the Company's asset accumulation products in the third quarter of 2002 was higher than expected primarily due to heightened demand for fixed annuity products as a result of adverse conditions in the equity markets.

Net Investment Income. Net investment income for the third quarter of 2002 was $40.6 million as compared to $38.4 million for the third quarter of 2001, an increase of 6%. This increase primarily reflects an increase in average invested assets in third quarter 2002, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.3% on average invested assets of $2,683.2 million in the third quarter of 2002 and 6.8% on average invested assets of $2,326.6 million in the third quarter of 2001.

Net Realized Investment Losses. Net realized investment losses for the third quarter of 2002 were $10.8 million as compared to $6.9 million in the comparable period of 2001. The Company's investment strategy results in periodic sales of securities and the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined in the judgment of management to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss, even though the security has not been sold. In the third quarter of 2002 and 2001, the Company recognized $20.0 million and $12.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities. During the same periods, the Company recognized $10.0 million and $5.6 million, respectively, of net gains on sales of securities.

The losses due to the other than temporary declines in the market values of fixed maturity securities recognized during the third quarter of 2002, which totaled $13.0 million on an after-tax basis, resulted primarily from credit quality-related deterioration in the corporate debt markets, and the Company may recognize additional losses of this type in the future. The Company anticipates that, if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $10 to $15 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses for the third quarter of 2002 were $162.1 million as compared to $138.3 million in the third quarter of 2001, an increase of 17%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. Policyholder benefits for the third quarter of 2001 included losses of $3.8 million, net of reinsurance coverages, as a result of the World Trade Center attacks. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.1% in the third quarter of 2002 and 95.6% for the comparable period of 2001. The Company's combined ratio for the third quarter of 2002 reflects a higher combined ratio in the Company's excess workers' compensation business.

Interest Expense and Extraordinary Gain. Interest expense was $3.0 million in the third quarter of 2002 as compared to $3.6 million in the third quarter of 2001, a decrease of $0.6 million. This decrease resulted from the Company's repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001 and a lower amount of borrowings outstanding under its Senior

Notes and SIG Senior Notes due to repurchases and scheduled principal repayments during 2001 and 2002. At the end of the third quarter of 2001, the Company repurchased an additional $10.0 million liquidation amount of the Capital Securities in the open market. The Company recognized an extraordinary gain of $1.2 million, net of income tax expense of $0.7 million, in connection with this repurchase.

Income before Extraordinary Gain. Management believes that the calculation of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring items of income or loss such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary gain adjusted to exclude realized investment losses (net of the related income tax benefit), were $19.8 million, or $0.93 per diluted share, in the third quarter of 2002 as compared to $16.1 million, or $0.76 per diluted share, in the third quarter of 2001. The increase in operating earnings in the current period is attributable to decreased interest expense ($0.4 million after taxes) and to charges in the 2001 period for goodwill amortization ($0.8 million after taxes) and World Trade Center losses ($2.5 million after taxes).

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $58.5 million of financial resources available at the holding company level at September 30, 2002, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities and balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory or other approval, to make dividend payments of $44.1 million during 2002, of which $20.0 million has been paid during the first nine months of 2002. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $110.0 million of borrowings available to it under its revolving credit facilities as of October 1, 2002.

The Company's current liquidity needs, in addition to funding lease commitments and other operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facilities, the Senior Notes, the SIG Senior Notes and the Subordinated Notes, all of which mature during 2003, and distributions on the Capital Securities. As of October 1, 2002, the maximum amount of borrowings available under the Company's revolving credit facilities, which expire in April 2003, is $140.0 million. During the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. A $9.0 million annual principal installment was paid on the SIG Senior Notes in May 2002, and the remaining $9.0 million of such notes will mature in their entirety in May 2003. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007.

The Company's shelf registration statement for the sale, from time to time, of securities was declared effective by the Securities and Exchange Commission on May 6, 2002. This shelf registration increased the Company's existing $49.2 million shelf registration to an amount of up to $250.0 million of proceeds. In addition, the Company is currently negotiating the replacement of its revolving credit facilities with another credit facility in the range of $125.0 million to $150.0 million. However, no assurance can be given that these negotiations will result in the Company's obtaining a new credit facility or that the amount of any such facility will be in the aforementioned range. Subject to market conditions, the Company may refinance its existing credit facilities or any new credit facility and its Senior Notes prior to maturity through the issuance of debt securities covered by the shelf registration. However, no assurance can be given that such an offering will be commenced. To mitigate the risk that interest rates rise before such refinancing is completed, the Company entered into a treasury rate lock agreement, with a notional amount of $150.0 million, pursuant to which the Company will receive (or make) a single payment at the conclusion of the agreement, depending on the amount by which the market yield on the specified U.S. Treasury security rises (or falls), and the extent of such change, over the term of the agreement. The agreement was entered into in September 2002 with a term of one year. Any gains or losses on the treasury rate lock agreement would be deferred and amortized as a component of interest expense over the term of any debt securities issued in the refinancing; or recognized in income if, and at the time, the Company concludes the refinancing is improbable.

Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $2.8 billion at September 30, 2002, primarily consists of investments in fixed maturity securities and short-term investments. The market value of the Company's investment portfolio, in relation to its amortized cost, improved by $105.1 million during the first nine months of 2002, before related changes in the cost of business acquired of $17.6 million and the income tax provision of $30.6 million. The net investment losses recognized during the first nine months of 2002, which are discussed above, contributed to the improvement in the net unrealized appreciation in the investment portfolio. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at September 30, 2002. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of these and certain other risks relating to the Company's investment portfolio.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2001.

DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Vice President and Treasurer (the individual who acts in the capacity of the Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

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

      RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to the Company's insurance products. These reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The most significant assumptions made in the estimation process for future policy benefits relate to mortality, morbidity, claim termination and interest rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of incurred but not reported losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated liability payments. Workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The methods and assumptions used to establish reserves for future policy benefits and unpaid claims and claim expenses are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently.

The Company's projected ultimate insurance liabilities and associated reserves are estimates. As estimates, these values are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claim reserves have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed above, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

      THE MARKET VALUES OF THE COMPANY'S INVESTMENTS FLUCTUATE.

The market values of the Company's investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company's investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company's operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also be required or determine in the future to sell certain investments at a price and a time when the market value of such investments is less than the book value of such investments.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses, even though the investments are not sold. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001."

      THE COMPANY'S INVESTMENT AND FINANCING STRATEGY EXPOSES THE COMPANY TO DEFAULT, PREPAYMENT, EXTENSION AND OTHER RISKS.

The management of the Company's investment portfolio is an important component of the Company's profitability since a substantial portion of the Company's operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of all of the Company's other products, the discount rate used to calculate the related reserves.

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

At September 30, 2002, approximately 25% of the Company's total invested assets were comprised of mortgage-backed securities, of which approximately 46% are guaranteed by U.S. Government sponsored entities as to the full amount of principal and interest and the remaining 54% consists of investments in trusts created by banks and finance and mortgage companies. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure.

The Company maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At September 30, 2002, the Company had outstanding advances of $207.0 million, of which $45.0 million were obtained during 2002. These advances, of which $195.0 million were obtained at a fixed rate and $12.0 million were obtained at a variable rate, have a weighted average term to maturity of 5.8 years. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral.

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

      THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature have been or, unless significant improvements in availability of such coverages occur, will be discontinued during the present year. There can be no assurance that the Company will be able to obtain such coverages on acceptable terms, if at all, in the future. In addition, while federal legislation is presently being considered that would potentially provide insurers with some degree of protection in the event of terrorism-related losses, there can be no assurance that such legislation will be enacted or as to its effect on the Company if enacted.

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

                           PART II. OTHER INFORMATION

Item 5. Other Information

        Pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, the Audit Committee of the Board of Directors of the Company approved the engagement of Ernst & Young LLP, the Company's independent auditor, to perform non-audit services for the Company consisting of actuarial attestation under statutory valuation laws and related advisory services.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            10.1 2002 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc.

            10.2 Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz

            11 Computation of Results per Share of Common Stock (incorporated by reference to Note F to the Consolidated Financial Statements included elsewhere herein)

            99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Vice President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

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


Date:  November 14, 2002

                          DELPHI FINANCIAL GROUP, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, Robert Rosenkranz, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Delphi Financial Group, Inc. (the "registrant").

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                           /s/      ROBERT ROSENKRANZ
                                           -------------------------------------

                                           Robert Rosenkranz
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                  CERTIFICATION

I, Thomas W. Burghart, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Delphi Financial Group, Inc. (the "registrant").

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                   /s/      THOMAS W. BURGHART
                                                   -----------------------------

                                                   Thomas W. Burghart
                                                   Vice President and Treasurer