Form 10-K
period 2002-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2003-03-28
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X| No |_|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2002 was $741,445,612.

As of March 20, 2003, the Registrant had 17,245,268 shares of Class A Common Stock and 3,194,905 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. These statements are subject to various uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), organized as a Delaware corporation in 1987, is a holding company whose subsidiaries provide integrated employee benefit services. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess and primary workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. See Notes A and R to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company's segments.

The Company makes available free of charge on its website at www.delphifin.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably possible, after such material has been filed with or furnished to the Securities and Exchange Commission.

OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth, which require specialized expertise to meet the individual needs of its customers and which provide the Company the opportunity to achieve superior operating earnings growth and returns on its shareholders' capital.

The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers, where nearly all of the employment growth in the American economy has occurred in recent years. The Company also markets its group employee benefit products and services to large employers, emphasizing unique programs that integrate both employee benefit insurance coverages and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement.

The Company's primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company ("RSLIC"), founded in 1907 and having administrative offices in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC"), underwrite a diverse portfolio of life, disability and accident insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The Company, through Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), acquired RSLIC and FRSLIC in November 1987.

Safety National Casualty Corporation ("SNCC") focuses primarily on providing excess workers' compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The Company, through SIG Holdings, Inc. ("SIG"), acquired SNCC in March 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers' compensation products to the self-insured market.

Matrix Absence Management, Inc. ("Matrix") provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in June 1998. See "Other Transactions" and Note B to the Consolidated Financial Statements.

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company is a leading provider of group life, disability and excess workers' compensation insurance products to small and mid-sized employers, with more than 20,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment and group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the typical size of an insured group ranges from 10 to 500 individuals. The Company markets unbundled employee benefit products and absence management services as well as an Integrated Employee Benefit program that combines both employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company's ability to market its group employee benefit products to large employers. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The Company's group employee benefit products are sold to employer groups primarily through independent brokers and agents. The Company's products are marketed to brokers and agents by 100 sales representatives and managers, who are located in 24 sales offices nationwide. The Company's three administrative offices and 24 sales offices also service existing business. The Company believes that its national sales network minimizes expenses traditionally associated with large insurance company captive marketing systems.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                               2002       2001          2000
                                                            ---------   ---------    ---------
                                                                  (dollars in thousands)
Insurance premiums:
  Core Products:
    Life.................................................   $ 210,030   $ 170,772    $ 156,594
    Disability income....................................     195,052     162,602      145,031
    Excess workers' compensation.........................     104,170      73,404       56,015
    Travel accident, dental and other....................      49,922      45,380       42,765
                                                            ---------   ---------    ---------
                                                              559,174     452,158      400,405
                                                            ---------   ---------    ---------
  Non-Core Products:
    Loss portfolio transfers.............................      26,830       4,340       13,939
    Reinsurance facilities...............................         771       7,872       20,885
    Other................................................      21,724      23,624       12,461
                                                            ---------   ---------    ---------
                                                               49,325      35,836       47,285
                                                            ---------   ---------    ---------
      Total insurance premiums...........................   $ 608,499   $ 487,994    $ 447,690
                                                            =========   =========    =========

Sales (new annualized gross premiums):
  Core Products:
    Life.................................................   $  70,900   $  55,606    $  38,241
    Disability income....................................      75,996      60,628       56,251
    Excess workers' compensation.........................      30,796      18,110       19,835
    Travel accident, dental and other....................      23,454      24,774       26,694
                                                            ---------   ---------    ---------
                                                              201,146     159,118      141,021
                                                            ---------   ---------    ---------
  Non-Core Products:
    Loss portfolio transfers.............................      26,830       4,340       14,647
    Other................................................      13,171      28,765       51,885
                                                            ---------   ---------    ---------
                                                               40,001      33,105       66,532
                                                            ---------   ---------    ---------
      Total sales........................................   $ 241,147   $ 192,223    $ 207,553
                                                            =========   =========    =========

The table below shows the loss and expense ratios as a percent of premium income for the Company's group employee benefit products for the periods indicated.

                                                    Year Ended December 31,
                                              ---------------------------------
                                               2002        2001           2000
                                              ------      ------         ------
Loss ratio ..............................       69.2%       75.0%(1)       66.0%
Expense ratio ...........................       25.4        27.0           26.3
                                              ------      ------         ------
   Combined ratio .......................       94.6%      102.0%(1)       92.3%
                                              ======      ======         ======

(1) The loss ratio and combined ratio for 2001 excluding the reserve strengthening (as discussed in the following paragraph) are 65.9% and 92.9%, respectively.

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the ability to attract new customers, change premium rates and contract terms and control administrative expenses. The reserve strengthening charge in 2001 was primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believed that the high number of large losses was unlikely to recur, the Company added $24.0 million to its reserve for incurred but not reported ("IBNR") losses since its method of estimating IBNR reserves is based on past experience. The Company experienced only one loss in excess of $2.0 million in 2002. The Company also added $5.0 million to its long-term disability IBNR reserves in 2001 for potential mental and nervous disabilities related to the World Trade Center attacks. The reserve strengthening charge reduced 2001 net income by $28.8 million, or $1.40 per share. The loss ratio for 2002 reflects the higher levels of reserves which have been established for the Company's excess workers' compensation products due to the high number of large losses in 2001. This loss ratio also reflects the large amount of new business production from the Company's other group employee benefit products, for which initial reserves have been set at higher levels until actual loss experience emerges. The loss and expense ratios are also affected by the level of premium from loss portfolio transfers ("LPTs") in each year. LPTs carry a higher loss ratio and a significantly lower expense ratio as compared to the Company's other group employee benefit products.

The Company's group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group. Policy terms are generally one year. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $150,000 per individual and type of coverage for employer-provided group life insurance policies and $100,000 per individual for voluntary group term life policies. See "Reinsurance."

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified period to persons who, because of sickness or injury, are unable to work. The Company's group long-term disability coverages are spread across many industries. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. Long-term disability benefits are usually offset by income the claimant receives from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When claimants' disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and the insured group's emerging experience, as well as assumptions regarding operating expenses and future interest rates. The Company reinsures risks in excess of $2,500 in long-term disability benefits per individual per month. See "Reinsurance."

Business travel accident as well as voluntary accidental death and dismemberment insurance policies pay a stated amount based on a predetermined schedule in the event of the accidental death or dismemberment of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual and type of coverage. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year. The Company has ceded 50% of its risk under dental policies with effective dates prior to 2003 under a reinsurance arrangement and will cede 100% of its risk under dental policies with effective dates in 2003 under such arrangement. See "Reinsurance."

Excess workers' compensation insurance products provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and association groups, particularly small municipalities, hospitals and schools. These employers and groups are believed to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because excess workers' compensation claim payments do not begin until after the self-insured's total loss payments equal the SIR, the period from when the claim is incurred to the time claim payments begin averages 15 years. At that point, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be stable and predictable. This family of products also includes large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance, and a complementary product, workers' compensation self-insurance bonds.

The pricing environment and demand for excess workers' compensation insurance has improved since 2000 due to higher primary workers' compensation rates and disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the terrorist attacks on the World Trade Center increased the demand for alternatives to primary workers' compensation. As a result, the demand for excess workers' compensation products and the rates for such products continued to increase. SNCC was able to obtain significant price increases in connection with its renewals of insurance coverage during 2002, with increases exceeding 25% on a substantial portion of such renewals. SNCC has also been obtaining significant improvements in contract terms, in particular higher SIR levels, in these renewals. SNCC has continued to obtain price increases in the range of 10% to 15% on its 2003 renewals. New business production for excess workers' compensation products increased 70% in 2002 and the retention of existing customers was consistent with SNCC's goals. The Company reinsures excess workers' compensation risks between $3.0 million and $50.0 million per policy per occurrence. See "Reinsurance."

As a result of the terrorist attacks on the World Trade Center, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") was enacted. The Terrorism Act establishes a program under which the federal government will share with the insurance industry the risk of loss from covered acts of international terrorism. The program terminates on December 31, 2005, and the U.S. Secretary of the Treasury (the "Secretary") has the option to extend it through December 31, 2006. The Terrorism Act applies to all direct lines of property and casualty insurance written by SNCC, including excess workers' compensation. The federal government would pay 90% of each covered loss and the insurer would pay the remaining 10%. Each insurer has a separate deductible before federal assistance becomes available in the event of an act of terrorism. The deductible is based on a percentage of the insurer's direct earned premiums from the previous calendar year. The deductible is 7%, 10% and 15% of direct earned premiums in 2003, 2004 and 2005, respectively. The maximum after-tax loss to the Company for 2003 within the Terrorism Act deductible from property and casualty products is approximately 1% of the Company's shareholders' equity as of December 31, 2002. Any payments made by the government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed.

The Terrorism Act also directs the Secretary to study the availability of terrorism reinsurance for group life insurers as well as the availability of group life insurance in the marketplace. The Secretary is empowered to include group life insurance in the Terrorism Act program if he finds that the availability of group life insurance in the marketplace has or is likely to be affected by the lack of terrorism reinsurance. The Secretary has the discretion to include group life insurance within the property and casualty program described above, or to create a separate and distinct program for group life insurers with separate limits and deductibles. There can be no assurance that the Secretary will in the future include group life insurance in the Terrorism Act program.

Non-core group employee benefit products include products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time payment, assumes responsibility for an existing block of disability or self-insured workers' compensation claims. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Non-core group employee benefit products also include primary workers' compensation for which the Company primarily receives fee income since a significant portion of the risk is reinsured. In addition, non-core group employee benefit products include bail bond insurance and workers' compensation and property reinsurance.

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist of fixed annuities, primarily single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 3.0% to 5.5%. For most of the Company's annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to eight years. At December 31, 2002, the weighted average crediting rate on the Company's annuity products as a group was 5.45%. Withdrawals may be made by the annuity holder at any time, but some withdrawals may result in the assessment of surrender charges, taxes, and/or tax penalties on the withdrawn amount. In addition, the accumulated value of the annuity may be increased or decreased under a market value adjustment ("MVA") provision if it is surrendered during the surrender charge period. The Company does not market variable annuity products.

These fixed annuity products are sold predominantly to individuals through networks of independent agents. In 2002, the Company's SPDA products accounted for $119.3 million of asset accumulation product deposits, of which $98.0 million was attributable to the MVA annuity product and $13.0 million was attributable to FPA products with the MVA feature. Two networks of independent agents accounted for approximately 42% of the deposits from these SPDA and FPA products during 2002, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            ---------   ---------    ---------
                                                                  (dollars in thousands)
Asset accumulation product deposits (sales)..............   $ 135,046   $  90,159    $ 160,523

Funds under management (at period end)...................     878,820     786,214      751,311

At December 31, 2002, funds under management consisted of $803.0 million of SPDA liabilities and $75.8 million of FPA liabilities. Of these liabilities, $587.2 million were subject to surrender charges averaging 6.75% at December 31, 2002. Annuity liabilities not subject to surrender charges have been in force, on average, for 20 years.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive spread between its expected return on investments and the crediting rate. The Company achieves this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its annuity products.

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See "Investments."

OTHER PRODUCTS AND SERVICES

The Company provides integrated disability and absence management services on a nationwide basis through Matrix, which was acquired in June 1998. See "Other Transactions" and Note B to the Consolidated Financial Statements. The Company's comprehensive disability and absence management services are designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. The Company offers services including event reporting, leave of absence management, claims and case management and return to work management. These services' goal is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. The Company provides these services on an unbundled basis or in a unique Integrated Employee Benefit program that combines these services with various group employee benefit insurance coverages. The Company believes that these integrated disability and absence management services complement the Company's core group employee benefit products, enhancing the Company's ability to market these core products and providing the Company with a competitive advantage in the market for these products.

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

UNDERWRITING PROCEDURES

Premiums charged on insurance products are based in part on assumptions about the incidence, severity and timing of insurance claims. The Company has adopted and follows detailed underwriting procedures designed to assess and qualify insurance risks before issuing its policies. To implement these procedures, the Company employs a professional underwriting staff.

In underwriting group coverage, the Company focuses on the overall risk characteristics of the group to be insured and the geographic concentration of its new and renewal business. A prospective group client is evaluated with particular attention paid to the claims experience of the group with prior carriers, the occupations of the insureds, the nature of the business of the client, the current economic outlook of the client in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company's products generally afford it the flexibility to adjust premiums charged annually to its policyholders in order to reflect emerging mortality or morbidity experience.

INVESTMENTS

The Company's management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company's other products, the discount rate used to calculate the related reserves. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates.

In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of its subsidiary, Delphi Funding L.L.C. (the "Capital Securities"), and to repurchase $8.0 million principal amount of its 8% Senior Notes due October 2003 (the "Senior Notes"). For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes A, C and J to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                               Year Ended December 31,
                                                      ----------------------------------------
                                                          2002          2001           2000
                                                      -----------    -----------   -----------
                                                               (dollars in thousands)
Average invested assets (1)........................   $ 2,556,076    $ 2,312,975   $ 2,508,272
Net investment income (2)..........................       162,036        157,509       184,576
Tax equivalent weighted average annual yield (3)...          6.6%           7.0%          7.6%

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

REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. In addition, the U.S. federal government provides reinsurance for insurers who issue certain property and casualty insurance coverages. See "Business - Group Employee Benefit Products."

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer. See "Business - Group Employee Benefit Products" and Note Q to the Consolidated Financial Statements.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. During 2000 and 1999, Oracle Re and the Company effected the partial recaptures of approximately $4.6 million and $10.0 million, respectively, of the group long-term disability liabilities ceded to Oracle Re. In October 2001, Oracle Re and the Company effected the commutation of their reinsurance agreements, pursuant to which Oracle Re paid approximately $84.0 million to the Company (net of $11.5 million which had been held by the Company) related to the reserves ceded to Oracle Re under such agreements. These transactions did not have a material impact on the Company's consolidated financial position, liquidity or net income. In furtherance of the commutation of the reinsurance agreements, the Company agreed to waive a portion of the amounts due to the Company under certain subordinated notes issued by Delphi International. As a result of this waiver, the Company recognized a pre-tax loss of $7.5 million in 2001 for the other than temporary decline in the value of these notes. In March 2002, Delphi International repaid the adjusted amounts due under the subordinated notes and the Company did not realize any significant additional loss in connection with such repayment.

The Company assumes workers' compensation and property risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of terrorism is generally excluded from these reinsurance treaties. The attachment points for workers' compensation reinsurance range from $1 million to $100 million. Aggregate exposures assumed under individual workers' compensation treaties generally range from $1 million to $2 million, with the highest net exposure pursuant to any such treaty equal to $5 million. The Company underwrites workers' compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers' compensation product. The majority of the Company's property reinsurance provides coverage in the event of a catastrophe, generally excluding losses resulting from terrorism. The Company underwrites its property reinsurance to mitigate its risk by diversifying geographically and limiting its exposure on any one treaty. On property reinsurance, the Company's risk attachment points range from $0.3 million to $30 billion. The Company's aggregate exposure on any one property treaty generally ranges from $1 million to $2 million. The highest net exposure on a single property treaty is $2 million. The probable maximum loss on property reinsurance is estimated to be approximately $6.1 million, net of reinstatement premium and taxes, or less than 1% of shareholders' equity.

The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of the reinsurance facilities in which the Company had participated. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they formerly participated in such facilities. Premium income from all reinsurance facilities was $0.8 million, $7.9 million and $20.9 million in 2002, 2001 and 2000, respectively, and incurred losses from these facilities were $4.7 million, $10.6 million and $20.5 million in 2002, 2001 and 2000, respectively. The reinsurance facilities did not constitute a significant part of the Company's operations; therefore, the Company does not expect its withdrawals from these facilities to have a material impact on its consolidated financial position, liquidity or results of operations.

LIFE, ANNUITY, DISABILITY AND ACCIDENT RESERVES

The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements. Differences between actual and expected claims experience are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. In the fourth quarter of 2001, the Company added $5.0 million to its long-term disability IBNR reserves for potential mental and nervous disability claims related to the World Trade Center attacks.

The life, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on accounting principles generally accepted in the United States ("GAAP") and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level method on all insurance business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

EXCESS WORKERS' COMPENSATION INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its excess workers' compensation insurance and other casualty insurance products. Reserves for claim expenses represent the estimated probable costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                            Year Ended December 31,
                                                                      ----------------------------------
                                                                         2002        2001         2000
                                                                      ---------   ---------    ---------
                                                                            (dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance,
    beginning of period ...........................................   $ 413,950   $ 302,514    $ 307,156

Add provision for claims and claim expenses incurred, net
  of reinsurance, occurring during:
     Current year (1) .............................................      82,197      73,782       41,716
     Prior years (2) ..............................................      15,869      13,896       (1,584)
                                                                      ---------   ---------    ---------
        Incurred claims and claim expenses, net of reinsurance,
            during the current year ...............................      98,066      87,678       40,132
                                                                      ---------   ---------    ---------

Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
     Current year .................................................      10,915       6,014        3,881
     Prior years (3) ..............................................      61,954     (29,772)      40,893
                                                                      ---------   ---------    ---------
        Total paid ................................................      72,869     (23,758)      44,774
                                                                      ---------   ---------    ---------

Unpaid claims and claim expenses, net of reinsurance, end of period     439,147     413,950      302,514
Reinsurance receivables, end of period ............................      95,709      92,828      144,541
                                                                      ---------   ---------    ---------
    Unpaid claims and claim expenses, gross of reinsurance,
        end of period .............................................   $ 534,856   $ 506,778    $ 447,055
                                                                      =========   =========    =========

(1) The provision for claims and claim expenses incurred in 2001 includes a reserve strengthening charge of $39.3 million primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believed that the high number of large losses was unlikely to recur, the Company added $24.0 million to its reserve for IBNR losses since its method of estimating IBNR reserves is based on past experience. The Company experienced one claim in excess of $2.0 million in 2002.

(2) In 2002, the claims and claim expenses incurred related to prior years reflect accretion of discounted reserves offset by favorable claims development. In 2001, the claims and claim expenses incurred related to prior years reflect the accretion of discounted reserves and unfavorable claims development. In 2000, the claims and claim expenses incurred reflect favorable claims development offset by the accretion of discounted reserves.

(3) In 2001, the payments of claims and claim expenses occurring in prior years reflect the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re. See "Business - Reinsurance."

The effects of the discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2002, 2001 and 2000, $17.2 million, $9.5 million and $9.0 million, respectively, of discount was amortized, and $34.6 million, $32.1 million and $23.2 million, respectively, was accrued. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 2002 and is net of reinsurance.

                                                                               December 31,
                                March 5,    ---------------------------------------------------------------------------------------
                                1996(1)       1996         1997          1998         1999         2000           2001       2002
                               --------     --------     --------      --------     --------     ---------      --------   --------
                                                                       (dollars in thousands)
Reserve for unpaid
   claims and claim
   expenses, net of
   reinsurance .............   $520,370     $532,923     $541,280      $422,159     $434,513     $ 444,061      $638,191   $680,835
Cumulative amount of
   liability paid:
    One year later .........     23,467       28,162       98,365        40,815       40,660       (29,990)(2)    61,954
    Two years later ........     50,713      125,020      127,481        74,571        4,020(2)     26,398
    Three years later ......    140,943      152,842      156,119        33,429(2)    54,846
    Four years later .......    167,811      179,705      111,253(2)     78,981
    Five years later .......    193,363      133,228(2)   150,772
    Six years later ........    153,504(2)   170,405
    Seven years later ......    188,719
Liability reestimated as of:
    One year later .........    507,375      513,402      523,430       410,875      424,187       442,624       636,125
    Two years later ........    487,830      500,964      511,602       404,559      420,420       442,807
    Three years later ......    476,854      488,432      503,906       401,475      417,869
    Four years later .......    476,600      487,195      500,514       396,403
    Five years later .......    476,890      478,206      492,280
    Six years later ........    470,283      468,142
    Seven years later ......    460,670
Cumulative
   redundancy ..............   $ 59,700     $ 64,781     $ 49,000      $ 25,756     $ 16,644     $   1,254      $  2,066

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

(2) The cumulative amount of liability paid through December 31, 2001 reflects the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re in 2001.

The "Reserve for unpaid claims and claim expenses, net of reinsurance" line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions, except for the unusually high number of large losses in the Company's excess workers' compensation business in 2001. The "Cumulative redundancy" line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2002.

The table below illustrates the effects of the discount to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

                                                                               December 31,
                                March 5,      --------------------------------------------------------------------------------
                                1996(1)         1996        1997        1998        1999        2000        2001       2002
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------   --------
                                                                     (dollars in thousands)
Reserve for unpaid claims and
  claim expenses before
  discount:
    Gross of reinsurance ....  $ 533,871      $ 549,653   $ 564,734   $ 586,984   $ 613,693   $ 650,765   $ 731,019   $776,544
    Deduct reinsurance
      recoverable ...........     13,501         16,730      23,454     164,825     179,180     206,704      92,828     95,709
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------   --------
    Net of reinsurance ......    520,370        532,923     541,280     422,159     434,513     444,061     638,191    680,835

Deduct discount for time
  value of money ............    164,000        168,827     176,683     113,507     127,357     141,547     224,241    241,688
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------   --------

Unpaid claims and claim
  expenses as reported
  on balance sheets, net
  of discount and net of
  reinsurance ...............    356,370        364,096     364,597     308,652     307,156     302,514     413,950    439,147
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------   --------
Reestimated unpaid claims
  and claim expenses, net of
  discount, as of December
  31, 2002:
    Gross of reinsurance ....    411,713        408,938     421,008     440,110     470,924     501,926     533,523
    Deduct reinsurance
        recoverable .........     35,426         36,170      42,523     112,326     138,252     167,095     103,704
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------
    Net of reinsurance ......    376,287        372,768     378,485     327,784     332,672     334,831     429,819
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------

Discounted cumulative
  (deficiency) ..............    (19,917)        (8,672)    (13,888)    (19,132)    (25,516)    (32,317)    (15,869)

Add accretion of discount ...     79,617         73,453      62,888      44,888      42,160      33,571      17,935
                               ---------      ---------   ---------   ---------   ---------   ---------   ---------

Cumulative redundancy
before discount .............  $  59,700      $  64,781   $  49,000   $  25,756   $  16,644   $   1,254   $   2,066
                               =========      =========   =========   =========   =========   =========   =========

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $100.1 million less than those reported by the Company for statutory financial statement purposes at December 31, 2002. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

REGULATION

The Company's insurance subsidiaries are regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company's insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' business, including, for example, risk-based capital ("RBC") requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The Company's insurance subsidiaries are required under these regulations to file detailed annual financial reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. To date, no examinations have produced any significant adverse findings or adjustments. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states.

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

The Company's insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. SNCC recognized expenses of $1.3 million, $1.2 million and $0.2 million in 2002, 2001 and 2000, respectively, for these types of assessments. None of the Company's life insurance subsidiaries has ever incurred any significant costs of this nature.

EMPLOYEES

The Company and its subsidiaries employed approximately 960 persons at December 31, 2002. The Company believes that it enjoys good relations with its employees.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries. In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities and to repurchase $8.0 million principal amount of the Senior Notes.

OTHER TRANSACTIONS

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 409,424 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes due June 2003 (the "Subordinated Notes"). Under the terms of the purchase agreement, additional consideration of up to $5.2 million in cash was payable if Matrix's earnings met specified targets over the four-year period subsequent to the acquisition. Because Matrix met all of the specified targets, the Company paid the $5.2 million of contingent consideration in two equal installments of $2.6 million during 2000 and 2001. See Note B to the Consolidated Financial Statements.

In April 1999, the Company completed the disposition of its Unicover Managers, Inc. subsidiary and a related company (collectively, "Unicover"), which were acquired in the fourth quarter of 1998, to certain of the former owners of Unicover. In January 2000, the Company received from Unicover's pool and facility members and the retrocessionaires of Unicover's facilities legal releases relating to, among other things, the Company's former ownership of Unicover. The releases were obtained in connection with a global Unicover-related settlement involving Reliance Insurance Company, its retrocessionaires and a group of ceding companies and brokers. The Company contributed to this settlement by agreeing to rescind a quota share reinsurance contract with Reliance Insurance Company.

ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2003. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in June 2009. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. SNCC also owns a neighboring office building located at 2029 Woodland Parkway, St. Louis, Missouri. The building consists of approximately 17,000 square feet and is intended for lease to third parties. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2006. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. The ultimate resolutions of these arbitrations are likely to require extended periods of time. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

    Name                   Age     Position
    ----                   ---     --------
    Robert Rosenkranz       60     Director  of the  Company;  Chairman  of the Board,  President  and Chief
                                   Executive Officer of the Company; Chairman of the Board of RSLIC

    Robert M. Smith, Jr.    51     Director and Executive Vice President of the Company

    Chad W. Coulter         40     Vice President and General Counsel of the Company; Vice President,
                                   General Counsel and Assistant Secretary of RSLIC

    Thomas W. Burghart      44     Vice  President  and  Treasurer of the Company and RSLIC

    Lawrence E. Daurelle    51     Director of the Company  and  President  and Chief
                                   Executive Officer of RSLIC

    Harold F. Ilg           55     Director of the Company and  Chairman of the Board of SNCC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He also serves as Chairman of the Board or as a Director of the Company's principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the voting power of the Company's common stock as of March 20, 2003.

Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. He has also served as the Chief Investment Officer of RSLIC and FRSLIC since April 2001. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of the Company's principal subsidiaries.

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

Mr. Daurelle has served as a Director of the Company since August 2002. He also has served as President and Chief Executive Officer of RSLIC, FRSLIC and RSLIC-Texas since October 2000. He served as Vice President and Treasurer of the Company from August 1998 to April 2001. He also serves on the Board of Directors of RSLIC, FRSLIC and RSLIC-Texas. From May 1995 to October 2000, Mr. Daurelle was Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas.

Mr. Ilg has served as a Director of the Company since August 2002. He also has served as Chairman of the Board of SNCC since January 1999. He serves on the Board of Directors of RSLIC and FRSLIC. From April 1999 until October 2000, he served as President and Chief Executive Officer of RSLIC, FRSLIC, and RSLIC-Texas. Prior to January 1999, he served as Vice Chairman of the Board of SNCC, where he has been employed in various capacities since 1978.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $38.90 on March 20, 2003. There were approximately 2,500 holders of record of the Company's Class A Common Stock as of March 20, 2003.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock and the cash dividends paid per share for the Company's Class A and Class B Common Stock.

                                                     High          Low         Dividends
                                                   --------      --------      ---------
        2002:  First Quarter                       $  39.67      $  32.80       $  0.07
               Second Quarter                         45.12         38.50          0.07
               Third Quarter                          43.50         33.86          0.07
               Fourth Quarter                         41.13         32.91          0.08

        2001:  First Quarter                       $  42.25      $  28.30       $  0.07
               Second Quarter                         38.50         26.45          0.07
               Third Quarter                          38.40         29.92          0.07
               Fourth Quarter                         34.90         29.80          0.07

In 2001, the Company's Board of Directors began declaring quarterly cash dividends of $0.07 per share, which are paid on the Company's Class A Common Stock and Class B Common Stock. In the fourth quarter of 2002, the Company's Board of Directors increased the cash dividend to $0.08 per share. In the first quarter of 2003, the Company's Board of Directors declared a cash dividend of $0.08 per share, which was paid on the Company's Class A Common Stock and Class B Common Stock on March 6, 2003. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $150.0 million revolving credit facility and $66.5 million Senior Notes subject to certain restrictions and covenants. See Note L to the Consolidated Financial Statements.

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

                                                                         Year Ended December 31,
                                                  -----------------------------------------------------------------------
                                                     2002           2001           2000           1999           1998
                                                  -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA:                                    (dollars and shares in thousands, except per share data)
 Insurance premiums and fee income:
   Core group employee benefit products ........  $   559,174    $   452,158    $   400,405    $   357,541    $   326,770
   Non-core group employee benefit products(1) .       49,325         35,836         47,285        110,381         89,641
   Asset accumulation products .................        2,645          3,088          2,551          2,126          2,583
   Other(2) ....................................       16,713         16,122         16,116         15,220          7,880
                                                  -----------    -----------    -----------    -----------    -----------
                                                      627,857        507,204        466,357        485,268        426,874
 Net investment income(3) ......................      162,036        157,509        184,576        180,945        168,692
 Net realized investment (losses) gains ........      (28,469)       (70,289)      (138,047)       (25,720)         8,060
                                                  -----------    -----------    -----------    -----------    -----------
   Total revenue ...............................      761,424        594,424        512,886        640,493        603,626

 Income (loss) from continuing operations(4) ...       60,868           (941)        (3,293)        64,132         73,802

 Net income (loss)(4)(5) .......................       60,652          6,505         (3,293)        50,285         87,035

BASIC RESULTS PER SHARE(4)(5)(6):
 Income (loss) from continuing operations ......  $      2.93    $     (0.04)   $     (0.16)   $      3.06    $      3.50
 Net income (loss) .............................         2.92           0.32          (0.16)          2.40           4.13
 Weighted average shares outstanding ...........       20,759         20,565         20,388         20,979         21,095

DILUTED RESULTS PER SHARE(4)(5)(6):
 Income (loss) from continuing operations ......  $      2.86    $     (0.04)   $     (0.16)   $      2.96    $      3.37
 Net income (loss) .............................         2.85           0.32          (0.16)          2.32           3.97
 Weighted average shares outstanding ...........       21,258         20,565         20,388         21,674         21,920

CASH DIVIDENDS PAID PER SHARE(7): ..............  $      0.29    $      0.28    $        --    $        --    $        --

OTHER DATA(8):
 Operating income(9) ...........................  $   127,465    $    81,652    $   157,371    $   144,995    $   124,960
 Operating earnings(9) .........................       79,373         44,747         86,438         80,850         68,564
 Diluted book value per share(10) ..............  $     32.75    $     28.50    $     26.87    $     24.52    $     26.59
 Return on average shareholders' equity(11) ....         12.6%           8.0%          16.6%          15.1%          12.7%

                                                                               December 31,
                                                  -----------------------------------------------------------------------
                                                      2002           2001           2000           1999           1998
                                                  -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:                                                       (dollars in thousands)
 Total investments .............................  $ 2,816,051    $ 2,427,214    $ 2,475,945    $ 2,527,763    $ 2,511,387
 Total assets ..................................    3,734,942      3,336,146      3,440,010      3,395,688      3,287,057
 Corporate debt(3) .............................      118,139        125,675        267,770        283,938        265,165
 Capital Securities(3) .........................       36,050         36,050        100,000        100,000        100,000
 Shareholders' equity ..........................      681,655        581,994        538,193        501,417        566,440
 Debt to total capitalization ratio(12) ........         14.1%          16.9%          29.6%          32.1%          28.5%

(1) The Company in 1999 terminated its participations in the reinsurance facilities in which it had historically participated, resulting in lower premiums from non-core group employee benefit products in 2000, 2001 and 2002. Premiums from non-core group employee benefit products also include premiums from LPTs, which are episodic in nature, of $27.3 million, $44.0 million, $13.9 million, $4.3 million and $26.8 million, in 1998, 1999, 2000, 2001 and 2002, respectively. See "Business - Group Employee Benefit Products" and "Business - Reinsurance."

(2) Reflects the acquisition of Matrix in 1998. See "Business - Other Transactions" and Note B to the Consolidated Financial Statements.

(3) Net investment income declined in 2001 and 2002 primarily due to the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments of its investment subsidiaries. In 2001, the Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities and to repurchase $8.0 million principal amount of the Senior Notes. The Company recognized an extraordinary gain of $0.36 per share, or $7.4 million, net of income tax expense of $4.0 million, in connection with these repurchases. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes and recognized an extraordinary loss of $0.01 per share, or$0.2 million, net of an income tax benefit of $0.1 million, in connection with this repurchase.

(4) Results for 2001 include a charge of $1.40 per share or $28.8 million, net of an income tax benefit of $15.5 million and reinsurance coverages of $21.8 million, for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Included in this charge, on a pre-tax basis, are additions to excess workers' compensation case reserves of $9.0 million and IBNR reserves of $24.0 million. This charge also includes reported workers' compensation losses of $6.3 million and a $5.0 million addition to long-term disability IBNR reserves attributable to the terrorist attacks on the World Trade Center. The Company experienced one large loss in its excess workers' compensation business in 2002.

      Income (loss) from continuing operations and net income (loss) include realized investment (losses) gains, net of federal income tax (benefit) expense, as follows:

                                                                                    Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                   2002          2001          2000          1999          1998
                                                                ----------    ----------    ----------    ----------    ----------
                                                                           (dollars in thousands, except per share data)
      Realized investment (losses) gains, net of income tax
        (benefit) expense ...................................   $  (18,505)   $  (45,688)   $  (89,731)   $  (16,718)   $    5,238
      Basic per share amount ................................        (0.89)        (2.22)        (4.40)        (0.79)         0.25
      Diluted per share amount ..............................        (0.87)        (2.22)        (4.40)        (0.77)         0.24

(5) In 2002 and 2001, the Company recognized losses of $35.2 million, net of an income tax benefit of $18.9 million, and $51.5 million, net of an income tax benefit of $27.8 million, respectively, due to the other than temporary declines in the market values of certain securities. In 2000, the Company realized losses of $47.1 million, net of an income tax benefit of $25.4 million, related to the liquidation of a substantial majority of the investments of its investment subsidiaries and $38.0 million, net of an income tax benefit of $20.5 million, on closed U.S. Treasury futures and option contracts.

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

(7) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend of $0.07 per share, payable on the Company's outstanding Class A and Class B Common Stock. In the fourth quarter of 2002, the Company's Board of Directors increased the cash dividend to $0.08 per share. During 2002 and 2001, the Company paid cash dividends on its capital stock in the amount of $6.0 million and $5.7 million, respectively. See Note L to the Consolidated Financial Statements.

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

(10) Diluted book value per share is calculated by dividing shareholders' equity, as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(11) Return on average shareholders' equity is calculated by dividing operating earnings by average shareholders' equity, as determined as of the beginning and end of each year. Return on average shareholders' equity for 2001 excluding losses related to the reserve strengthening was 13.1%.

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

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

Premium and Fee Income. Premium and fee income in 2002 was $627.9 million as compared to $507.2 million in 2001, an increase of 24%. Premiums from core group employee benefit products increased 24% to $559.2 million in 2002 from $452.2 million in 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. See "Business - Group Employee Benefit Products." Excess workers' compensation premiums increased 42% to $104.2 million in 2002 from $73.4 million in 2001 primarily due to improvements in the pricing environment and demand for this product as a result of higher primary workers' compensation rates. SNCC was able to obtain significant price increases in connection with its renewals of insurance coverage during 2002, with increases exceeding 25% on a substantial portion of such renewals. SNCC has also been obtaining significant improvements in contract terms, in particular higher SIR levels, in these renewals. SNCC has continued to obtain price increases in the range of 10% to 15% on its 2003 renewals. New business production for excess workers' compensation products increased 70% to $30.8 million in 2002 from $18.1 million in 2001 and the retention of existing customers was consistent with SNCC's goals. New business production for the Company's other core group employee benefit products increased 21% to $170.4 million in 2002 from $141.0 million in 2001 primarily due to the expansion of the Company's sales force during 2001 and 2002, and the opening of three new sales offices in 2002. Retention of existing customers for these products also improved during 2002 and price increases were implemented for certain disability customers. Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation and property reinsurance, and reinsurance facilities. See "Business
- Group Employee Benefit Products" and "Business - Reinsurance." Premiums from non-core group employee benefit products increased 38% to $49.3 million in 2002 from $35.8 million in 2001 primarily due to a higher level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $135.0 million in 2002 as compared to $90.2 million in 2001. Deposits for these products, which are long-term in nature, are recorded as liabilities rather than as premiums. The Company has maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2001 and 2002. The increase in deposits from the Company's asset accumulation products in 2002 was higher than expected due to the pullback of certain fixed annuity providers from the wholesale distribution chain and heightened demand for fixed annuity products as a result of adverse conditions in the equity markets. Accordingly, the level of deposits achieved in 2002 may not be representative of the level of deposits attainable in 2003.

Net Investment Income. Net investment income in 2002 was $162.0 million as compared to $157.5 million in 2001, an increase of 3%. This increase primarily reflects an increase in average invested assets in 2002, partially offset by a decrease in the tax equivalent weighted average annual yield. The tax equivalent weighted average annual yield on invested assets was 6.6% on average invested assets of $2,556.1 million in 2002 and 7.0% on average invested assets of $2,313.0 million in 2001.

Net Realized Investment Losses. Net realized investment losses were $28.5 million in 2002 as compared to $70.3 million in 2001. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined in the judgment of management to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In 2002 and 2001, the Company recognized $54.1 million and $79.3 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and equity securities. During the same periods, the Company recognized $26.4 million and $10.9 million, respectively, of net gains on sales of securities. Realized investment losses, net of the related tax benefit, reduced net income by $18.5 million, or $0.87 per share, in 2002 and by $45.7 million, or $2.22 per share, in 2001.

The losses due to the other than temporary declines in the market values of fixed maturity and equity securities recognized during 2002, which totaled $35.2 million on an after-tax basis, resulted primarily from credit quality-related deterioration in the corporate debt markets, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $662.4 million as compared to $583.1 million in 2001, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. Benefits and expenses in 2001 include a pre-tax charge of $44.3 million for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. See "2001 Compared to 2000 - Benefits and Expenses." The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.6% in 2002 and 102.0% (92.9% excluding the reserve strengthening) in 2001. The combined ratio in 2002 reflects the higher levels of reserves which have been established for the Company's excess workers' compensation products due to the high number of large losses in 2001. This combined ratio also reflects the large amount of new business production from the Company's other core group employee benefit products, for which initial reserves have been set at higher levels until actual loss experience emerges. The higher level of premium from LPTs, which carry a higher loss ratio, also contributed to the higher combined ratio in 2002.

Interest Expense and Extraordinary (Loss) Gain. Interest expense was $12.4 million in 2002 as compared to $17.4 million in 2001, a decrease of $5.0 million. This decrease was primarily a result of the Company's repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001, and a lower weighted average borrowing rate under the Company's revolving credit facilities. In addition, the Company had a lower amount of borrowings outstanding during the year ended 2002 under its Senior Notes and SIG's 8.5% Senior Notes (the "SIG Senior Notes") due May 2003. In June 2001, the Company also repurchased $8.0 million aggregate principal amount of the Senior Notes. The Company recognized an extraordinary gain of $7.4 million, net of income tax expense of $4.0 million, in connection with the repurchases of the Capital Securities and Senior Notes. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes, resulting in an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million.

Income Tax Expense (Benefit). Income tax expense was $25.7 million in 2002 as compared to an income tax benefit of $5.1 million in 2001. The income tax benefits attributable to net realized investment losses were $10.0 million and $24.6 million in 2002 and 2001, respectively. The income tax benefit in 2001 was also attributable to the reserve strengthening charge. The Company's effective tax rate excluding net realized investment losses and the reserve strengthening was 31.0% in 2002 and 32.2% in 2001.

Income before Extraordinary (Loss) Gain. Management believes the concept of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring income or loss items such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary (loss) gain adjusted to exclude realized investment losses (net of the related income tax benefit), were $79.4 million, or $3.73 per share, in 2002 as compared to $44.7 million, or $2.18 per share, in 2001. The increase in operating earnings in the current period is attributable to the decrease in interest expense ($3.3 million after taxes), and charges in the 2001 period for goodwill amortization ($3.2 million after taxes) and reserve strengthening ($28.8 million after taxes) (see "2001 Compared to 2000 - Benefits and Expenses"). Excluding the effects of the reserve strengthening and goodwill amortization in 2001, income from group employee benefit products increased in 2002 as compared to 2001. Equivalent shares attributable to in-the-money stock options, which totaled 0.5 million for 2001, were not considered in the calculation of the per share amount since the inclusion of these equivalent shares would have diluted the loss before extraordinary gain.

2001 COMPARED TO 2000

Premium and Fee Income. Premium and fee income in 2001 was $507.2 million as compared to $466.4 million in 2000. Premiums from core group employee benefit products increased 13% to $452.2 million in 2001 from $400.4 million in 2000. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, production of new business and improved persistency. Core group employee benefit products include group life, disability, excess and large deductible workers' compensation, travel accident and dental insurance and self-insurance workers' compensation bonds. Excess workers' compensation premiums increased 31% to $73.4 million in 2001 from $56.0 million in 2000 primarily due to increases in the pricing environment and demand for this product due to higher primary workers' compensation rates and disruption in the workers' compensation marketplace as a result of difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the terrorist attacks on the World Trade Center increased the demand for self-insurance. As a result, the demand for excess workers' compensation products and the rates for such products increased. New business production for the Company's other group employee benefit products was very strong during 2001, particularly during the fourth quarter, primarily due to a 16% increase in the Company's sales force during 2001. Retention of existing customers for these products also improved during 2001 and price increases were implemented for certain disability customers. Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation and property reinsurance, and reinsurance facilities. Premiums from non-core group employee benefit products decreased to $35.8 million in 2001 from $47.3 million in 2000 primarily due to the Company's termination of its participations in the reinsurance facilities in which it had historically participated and a lower level of premium from LPTs, which are episodic in nature. Deposits from the Company's asset accumulation products were $90.2 million in 2001 as compared to $160.5 million in 2000. Deposits for these products, which are long-term in nature, are recorded as liabilities rather than as premiums. In the first quarter of 2001, the Company reduced the crediting rates offered on its asset accumulation products due to the decline in market interest rates and the resulting interest rate spreads available to the Company on these products. Accordingly, the Company experienced a lower level of production from its asset accumulation business in 2001 as compared to 2000.

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

Net Realized Investment Losses. Net realized investment losses were $70.3 million in 2001 as compared to $138.0 million in 2000. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined in the judgment of management to be other than temporary, the security is written down to fair value. In 2001, the Company recognized $79.3 million of losses due to the other than temporary declines in the market value of certain fixed maturity and equity securities. In 2000, the Company realized losses of $72.5 million related to the liquidation of the investments of its investment subsidiaries and $58.5 million on closed U.S. Treasury futures and option contracts. See Note C to the Consolidated Financial Statements. Realized investment losses, net of the related tax benefit, reduced net income by $45.7 million, or $2.22 per share, in 2001 and by $89.7 million, or $4.40 per share, in 2000.

Benefits and Expenses. Policyholder benefits and expenses were $583.1 million as compared to $493.6 million in 2000, an increase of 18%. Benefits and expenses in 2001 include a pre-tax charge of $44.3 million for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believed that the high number of large losses in 2001 was unlikely to recur, the Company added $24.0 million to its reserve for IBNR losses since its method of estimating IBNR reserves is based on past experience. The Company experienced only one large loss from its excess workers' compensation business in 2002. The Company also added $5.0 million to its long-term disability IBNR reserves for potential mental and nervous disability claims related to the World Trade Center attacks. This reserve strengthening charge reduced net income in 2001 by $28.8 million, or $1.40 per share. The increase in premiums from the Company's core group employee benefit products also contributed to the increase in benefits and expenses in 2001. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 102.0% (92.9% excluding the reserve strengthening) in 2001 and 92.3% in 2000. Benefits and interest credited on asset accumulation products increased by $3.9 million in 2001 principally due to an increase in average funds under management from $674.5 million in 2000 to $748.6 million in 2001, partially offset by a decrease in the weighted average annual crediting rate on asset accumulation products from 5.7% in 2000 to 5.5% in 2001.

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

Loss before Extraordinary Gain. Management believes the concept of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary or nonrecurring income or loss items such as realized investment gains and losses and extraordinary items. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of income before extraordinary gain adjusted to exclude realized investment losses (net of the related income tax benefit), were $44.7 million, or $2.18 per share, in 2001 as compared to $86.4 million, or $4.24 per share, in 2000. The decrease in operating earnings is primarily attributable to the after-tax charge for reserve strengthening totaling $28.8 million, or $1.40 per share (see "2001 Compared to 2000 - Benefits and Expenses"). Equivalent shares attributable to in-the-money stock options, which totaled 0.5 million and 0.7 million for 2001 and 2000, respectively, were not considered in the calculation of these per share amounts since the inclusion of these equivalent shares would have diluted the loss from continuing operations. The decrease in operating earnings is also attributable to the liquidation during the fourth quarter of 2000 of investments of the Company's investment subsidiaries (see "2001 Compared to 2000 - Net Investment Income").

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $40.3 million of financial resources available at the holding company level at December 31, 2002, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities and balances with independent investment managers.

In December 2002, the Company obtained a new $150.0 million revolving credit facility with a group of lenders comprised of major banking institutions, which replaced the existing $140.0 million revolving credit facilities scheduled to expire in April 2003. This facility, which expires in December 2005, is subject to certain restrictions and financial covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus and RBC requirements for RSLIC and SNCC, and certain investment, indebtedness, dividend and stock repurchase limitations. At December 31, 2002, the Company had $113.0 million of borrowings available to it under its new revolving credit facility.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2003, the Company's life insurance subsidiaries and SNCC will be permitted, without prior regulatory approval, to make dividend payments of $25.3 million and $21.3 million, respectively. The life insurance subsidiaries and SNCC may also pay additional dividends with the requisite regulatory approvals. See

"Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. During the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. A $9.0 million annual principal installment was paid on the SIG Senior Notes in May 2002, and the remaining $9.0 million of such notes will mature in their entirety in May 2003. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. See Note E to the Consolidated Financial Statements.

The Company's shelf registration statement for the sale, from time to time, of securities was declared effective by the Securities and Exchange Commission on May 6, 2002. This shelf registration increased the Company's existing $49.2 million shelf registration to an amount of up to $250.0 million of proceeds. Subject to market conditions, the Company may refinance its revolving credit facility and its Senior Notes prior to maturity through the issuance of debt securities covered by the shelf registration. However, no assurance can be given that such an offering will be commenced or completed. To mitigate the risk of interest rates rising before such refinancing could be completed, the Company entered into a treasury rate lock agreement, with a notional amount of $150.0 million, pursuant to which the Company will receive (or make) a single payment at the conclusion of the agreement, depending on the extent to which the market yield on the specified U.S. Treasury security rises (or falls) over the term of the agreement. The agreement was entered into in September 2002 with a term of one year. Any gains or losses on the treasury rate lock agreement would be deferred and amortized as a component of interest expense over the term of any debt securities issued in the refinancing, or recognized in income if, and at the time, the Company concludes the refinancing is improbable.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries, additional borrowings available under the Company's revolving credit facility and borrowings, if any, available pursuant to any debt obligations issued in the future, are expected to exceed the Company's current and long-term cash requirements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company's operations.

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

Cash Flows. Operating activities increased cash by $208.5 million in 2002. Operating activities in 2001, which include $30.1 million of cash provided by the liquidation of trading account securities and $84.0 million of funds received from Oracle Re for the commutation of various reinsurance agreements that the Company had entered into with Oracle Re in 1998, increased cash by $228.7 million. See Note Q to the Consolidated Financial Statements. Operating activities increased cash by $12.4 million in 2000 and are net of $58.1 million of funds returned to a ceding insurer in connection with the rescission of a reinsurance transaction, $16.0 million of cash used by trading account activities, and a net cash payment of $19.7 million related to the cession by the Company of group employee benefit product reserves.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $2,816.1 million at December 31, 2002, primarily consists of investments in fixed maturity securities and short-term investments. The market value of the Company's investment portfolio, in relation to its amortized cost, improved by $92.3 million during 2002, before related changes in the cost of business acquired of $23.8 million and the income tax provision of $24.0 million. The net investment losses recognized during 2002, which are discussed above, contributed to the improvement in the net unrealized appreciation in the investment portfolio. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 2002. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2002, approximately 41% of the Company's total invested assets were comprised of corporate fixed maturity securities. Eighty-seven percent of the Company's corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA - 7%, AA - 20%, A - 29%, and BBB - 31%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To reduce its exposure to corporate credit risk, the Company diversifies its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 22% of the Company's total invested assets at December 31, 2002. Ninety-seven percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2002, the Company had outstanding advances of $207.0 million, of which $45.0 million were obtained during 2002. The advances, of which $195.0 million were obtained at a fixed rate and $12.0 million were obtained at a variable rate, have a weighted average term to maturity of 5.5 years. A total of $57.0 million of these advances will mature at various times during 2003. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

The types and amounts of investments made by the Company's insurance subsidiaries are subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's revolving credit facility and, as to SNCC, the SIG Senior Notes also contain limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company's investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. In addition, the Company, at times, has utilized exchange-traded futures and option contracts to reduce the risk associated with changes in the value of its fixed maturity portfolio due to changes in the interest rate environment and to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases and debt refinancing. At December 31, 2002, the Company had no outstanding futures and option contracts or interest rate swap agreements other than the treasury rate lock agreement discussed above (see "Liquidity and Capital Resources - General").

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $30.9 million at December 31, 2002 as compared to a decline of approximately $38.0 million at December 31, 2001. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. Approximately 69% of the Company's corporate debt was issued at fixed interest rates. A hypothetical 10% decrease in market interest rates would cause a corresponding $0.1 million increase in the fair value of the Company's fixed-rate corporate debt at December 31, 2002 as compared to an increase of $0.4 million at December 31, 2001. In addition, a hypothetical 10% decrease in market interest rates would cause a corresponding $5.6 million increase in the fair value of the Company's treasury rate lock agreement, which was entered into in 2002 in anticipation of refinancing the Company's credit facility and its Senior Notes. An increase in the fair value of such agreement would increase the Company's unrealized loss thereon. Because interest expense on the Company's floating-rate corporate debt fluctuates as prevailing interest rates change, changes in market interest rates would not materially affect its fair value.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. Management's judgment is most critical in the estimation of its liabilities for future policy benefits and unpaid claims and claim expenses and its assets for cost of business acquired and in the valuation of its investments. A discussion of how management applies these critical accounting policies follows.

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $1,371.2 million at December 31, 2002, are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. External actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information.

The most significant assumptions made in the estimation process for future policy benefits relate to mortality, morbidity, claim termination and discount rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of IBNR losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. At December 31, 2002, disability and excess workers' compensation reserves for unpaid claims and claim expenses with a carrying value of $609.4 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The methods and assumptions used to establish reserves for future policy benefits and unpaid claims and claim expenses are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently. There have been no material changes in the actuarial assumptions and/or methods from those used in the previous periods other than those resulting from the unusually high number of large losses in the Company's excess workers' compensation business in 2001.

Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting, and certain sales office expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Deferred acquisition costs related to group life, disability and accident products, which totaled $115.5 million at December 31, 2002, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $7.0 million at December 31, 2002, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $34.5 million at December 31, 2002, are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of other comprehensive income in shareholders' equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $43.2 million, $32.7 million and $27.1 million in 2002, 2001 and 2000, respectively.

Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income in shareholders' equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety-seven percent of the Company's fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Securities acquired through private placements, which are not actively traded in a liquid market and do not have other mechanisms for their sale, totaled $67.6 million at December 31, 2002. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. In 2002 and 2001, the Company recognized losses totaling $54.1 million and $79.3 million, respectively, for the other than temporary decline in the value of certain securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer's credit ratings, deteriorating financial results of issuers, adverse changes in the amount and timing of estimated future cash flows from securities and the impact of the recessionary economic environment on issuers' financial positions. Investment grade and non-investment grade fixed maturity securities comprised 82.5% and 6.1%, respectively, of the Company's total investment portfolio at December 31, 2002. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $96.1 million and $22.9 million, respectively, at December 31, 2002. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $5.0 million and $12.2 million, respectively, at December 31, 2002. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company's balance sheet as a component of other comprehensive income (loss). The Company anticipates that if certain existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $7.5 million to $15 million pre-tax ($5 million to $10 million on an after-tax basis) with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of the Company's procedures for the evaluation of other than temporary impairment in valuation. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in the remainder of this section. The Company disclaims any obligation to update forward-looking information.

      RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company's reserves for future policy benefits and unpaid claims and claim expenses are estimates. See "Critical Accounting Policies - Future Policy Benefits and Unpaid Claims and Claim Expenses" for a description of the most significant assumptions used in the estimation process. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed previously, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

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

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See "Critical Accounting Policies - Investments" for a description of management's evaluation process. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations - 2002 Compared to 2001."

      THE COMPANY'S INVESTMENT STRATEGY EXPOSES THE COMPANY TO DEFAULT AND OTHER RISKS.

The management of the Company's investment portfolio is an important component of the Company's profitability since a substantial portion of the Company's operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of all of the Company's other products, the discount rate used to calculate the related reserves. See "Liquidity and Capital Resources - Investments" for a description of the Company's investment portfolio and strategy.

The Company is subject to the risk that the issuers of the fixed maturity securities the Company owns will default on principal and interest payments. A major economic downturn or any of the various other factors that affect issuers' abilities to pay could result in issuer defaults. Because the Company's investments consist primarily of fixed maturity securities and short-term investments, such defaults could materially adversely affect the Company's results of operations, liquidity or financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

      THE COMPANY'S FINANCIAL POSITION EXPOSES THE COMPANY TO INTEREST RATE
      RISKS.

Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See "Liquidity and Capital Resources - Asset/Liability Management and Market Risk."

      THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002. There can be no assurance that the Company will be able to obtain such coverages on acceptable terms, if at all, in the future. However, under the Terrorism Act, the federal government will pay 90% of the Company's insured loss from property and casualty products above the Company's annual deductible. See "Business - Group Employee Benefit Products."

    THE INSURANCE BUSINESS IS A HEAVILY REGULATED INDUSTRY.

The Company's insurance subsidiaries, like other insurance companies, are highly regulated by state insurance authorities in the states in which they are domiciled and the other states in which they conduct business. Such regulations, among other things, limit the amount of dividends and other payments that can be made by such subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments such subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' businesses, including, for example, RBC requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states.

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

      THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF THE COMPANY'S INSURANCE SUBSIDIARIES.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyowners and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations.

ITEM 7A. MARKET RISK DISCLOSURE

The information required by Item 7A is included in this Form 10-K under the heading "Asset/Liability Management and Market Risk" beginning on page 23 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 35 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 36 of this Form 10-K.

    (b)     No reports on Form 8-K were filed during the fourth quarter of 2002.

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

      3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (8)

      3.3 Amended and Restated By-laws of Delphi Financial Group, Inc. (Exhibit 3.4) (3)

      4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (8.0% Senior Notes due 2003) (4)

      4.2 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a))(9)

      4.3 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (9)

      4.4 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, Inc., as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (9)

      10.1 Credit Agreement, dated as of December 16, 2002, among the Company, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (18)

      10.2 Borrower Pledge Agreement, dated as of December 16, 2002, between the Company and Bank of America, N.A., as Collateral Agent (18)

      10.3 SIG Holdings Pledge Agreement, dated as of December 16, 2002, between SIG Holdings, Inc. and Bank of America, N.A, as Collateral Agent (18)

      10.4 Delphi Financial Group, Inc. Second Amended and Restated Employee Nonqualified Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1) (13)

      10.5 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.3) (2)

      10.6 Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2) (16)

      10.7 Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.6) (3)

      10.8 Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.7)
            (3)

      10.9 Assumption Reinsurance Agreement, dated as of December 5, 1988, between John Alden Life Insurance Company and Reliance Standard Life Insurance Company (Exhibit 10.8) (3)

      10.10 Delphi Financial Group, Inc. Long-Term Performance-Based Incentive Plan (Exhibit 10.9) (10)

      10.11 2002 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (16)

      10.12 SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.11) (6)

      10.13 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.12)
            (7)

      10.14 Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.13)(7)

      10.15 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.14) (7)

      10.16 Delphi Financial Group, Inc. Amended and Restated Directors Stock Option Plan, as amended May 14, 2002 (Exhibit 10.1) (15)

      10.17 Indemnity Coinsurance Agreement and Administrative Services Agreement, dated as of October 3, 1994, between Reliance Standard Life Insurance Company and Protective Life Insurance Company (Exhibit 10.16) (5)

      10.18 Indemnity Coinsurance Agreement, dated as of June 30, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.17) (1)

      10.19 Indemnity Coinsurance Agreement, dated as of October 31, 1990, between Reliance Standard Life Insurance Company and John Alden Life Insurance Company (with exhibit 1 thereto) (Exhibit 10.18) (1)

      10.20 Indemnity Coinsurance Agreement, dated as of March 31, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York (filed with the Trust Agreement dated as of April 27, 1992, between Reliance Standard Life Insurance Company and Washington National Life Insurance Company of New York) (Exhibit 10.19) (1)

      10.21 Indemnity Coinsurance Agreement, dated as of December 31, 1992, between Reliance Standard Life Insurance Company and Lamar Life Insurance Company (Exhibit 10.20) (1)

      10.22 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.21) (5)

      10.23 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.22) (6)

      10.24 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.23) (6)

      10.25 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd. (Exhibit 10.25) (10)

      10.26 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (Exhibit 10.26) (10)

      10.27 Commutation, Prepayment and Redemption Agreement, dated September 14, 2001, between Delphi Financial Group, Inc., Safety National Casualty Corporation, Reliance Standard Life Insurance Company, Delphi International Ltd. and Oracle Reinsurance Company Ltd. (Exhibit 10.27) (14)

      11.1  Computation of Results per Share of Common Stock (17)

      21.1  List of Subsidiaries of the Company (18)

      23.1  Consent of Ernst & Young LLP (18)

      24.1  Powers of Attorney (18)

      99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

      99.2  Certification of Vice President and Treasurer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

-------------------------

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

      (15) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002.

      (16) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002.

      (17) Incorporated herein by reference to Note P to the Consolidated Financial Statements included elsewhere herein.

      (18)  Filed herewith.

    (d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 36 of this Form 10-K are included under Item 8 and are presented beginning on page 60 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name                                               Capacity                              Date
----                                               --------                              ----
 /s/         ROBERT ROSENKRANZ                     Chairman of the Board,                March 28, 2003
-----------------------------------------------    President and Chief Executive
            (Robert Rosenkranz)                    Officer (Principal Executive
                                                   Officer)

                     *                             Director                              March 28, 2003
-----------------------------------------------
          (Lawrence E. Daurelle)

                     *                             Director                              March 28, 2003
-----------------------------------------------
              (Edward A. Fox)

                     *                             Director                              March 28, 2003
-----------------------------------------------
              (Harold F. Ilg)

                     *                             Director                              March 28, 2003
-----------------------------------------------
            (Lewis S. Ranieri)

                     *                             Director                              March 28, 2003
-----------------------------------------------
            (Thomas L. Rhodes)

                     *                             Director                              March 28, 2003
-----------------------------------------------
            (Donald A. Sherman)

/s/        ROBERT M. SMITH, JR.                    Director and Executive                March 28, 2003
-----------------------------------------------    Vice President
          (Robert M. Smith, Jr.)

                     *                             Vice President and                    March 28, 2003
-----------------------------------------------    Treasurer (Principal
            Thomas W. Burghart                     Accounting and Financial
                                                   Officer)


* BY:  /s/        ROBERT ROSENKRANZ
      ------------------------------------------
                  Attorney-in-Fact

                          DELPHI FINANCIAL GROUP, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, Robert Rosenkranz, certify that:

      1. I have reviewed this annual report on Form 10-K of Delphi Financial Group, Inc. (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                    /s/ ROBERT ROSENKRANZ
                                    ----------------------------------------

                                    Robert Rosenkranz
                                    Chairman of the Board, President and Chief
                                    Executive Officer

                                  CERTIFICATION

I, Thomas W. Burghart, certify that:

      1. I have reviewed this annual report on Form 10-K of Delphi Financial Group, Inc. (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                 /s/ THOMAS W. BURGHART
                                 --------------------------------------------

                                 Thomas W. Burghart
                                 Vice President and Treasurer

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Year Ended December 31, 2002
                                                          ------------------------------------------------------
                                                             First        Second         Third         Fourth
                                                            Quarter       Quarter       Quarter        Quarter
                                                          -----------   -----------   -----------    -----------
Revenues excluding realized investment gains (losses) .   $   197,891   $   195,453   $   193,407    $   203,142
Realized investment gains (losses) ....................            95           218       (10,825)       (17,957)
                                                          -----------   -----------   -----------    -----------
Total revenues ........................................       197,986       195,671       182,582        185,185
Operating income ......................................        31,832        31,786        20,531         14,847
Income before extraordinary loss ......................        19,570        19,732        12,793          8,773
Net income ............................................        19,570        19,516        12,793          8,773
Basic results per share of common stock:
  Income before extraordinary loss ....................   $      0.95   $      0.95   $      0.62    $      0.42
  Net income ..........................................          0.95          0.94          0.62           0.42
Diluted results per share of common stock:
  Income before extraordinary loss ....................   $      0.93   $      0.93   $      0.60    $      0.41
  Net income ..........................................          0.93          0.92          0.60           0.41

                                                                        Year Ended December 31, 2001
                                                          ------------------------------------------------------
                                                             First        Second         Third         Fourth
                                                            Quarter       Quarter       Quarter        Quarter
                                                          -----------   -----------   -----------    -----------
Revenues excluding realized investment gains (losses) .   $   162,371   $   161,946   $   165,465    $   174,931
Realized investment gains (losses) ....................           451           225        (6,926)       (64,039)
                                                          -----------   -----------   -----------    -----------
Total revenues ........................................       162,822       162,171       158,539        110,892
Operating income ......................................        32,056        31,321        20,264        (72,278)
Income (loss) before extraordinary gain ...............        17,628        18,472        11,572        (48,613)
Net income (loss) .....................................        20,645        21,668        12,805        (48,613)
Basic results per share of common stock:
  Income (loss) before extraordinary gain .............   $      0.85   $      0.90   $      0.56    $     (2.36)
  Net income (loss) ...................................          1.01          1.06          0.62          (2.36)
Diluted results per share of common stock:
  Income (loss) before extraordinary gain .............   $      0.83   $      0.88   $      0.55    $     (2.36)
  Net income (loss) ...................................          0.98          1.03          0.61          (2.36)

The results of interim periods may not be indicative of the results for the entire year. Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year. The calculation of loss before extraordinary gain per share and net loss per share in the fourth quarter of 2001 excludes equivalent shares attributable to in-the-money stock options which totaled 0.4 million since the inclusion of these equivalent shares would have diluted the loss before extraordinary gain.

Results for the first, second, third and fourth quarters of 2002 include pre-tax investment losses of $3.6 million, $5.9 million, $20.0 million and $24.6 million, respectively, due to the other than temporary declines in the market values of certain securities. In the second quarter of 2002, the Company also repurchased $10.5 million aggregate principal amount of the Senior Notes. Results for the third quarter of 2001 include an after-tax charge of $2.5 million, or $0.12 per share, for losses attributable to the terrorist attacks on the World Trade Center. Results for the fourth quarter of 2001 include an after-tax charge of $26.3 million, or $1.28 per share, for losses attributable to the reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. This reserve strengthening charge also included after-tax losses of $4.9 million, or $0.24 per share, related to the World Trade Center attacks. The Company also recognized pre-tax investment losses of $0.6 million, $12.5 million and $66.2 million in the second, third and fourth quarters, respectively, of 2001, due to the other than temporary declines in the market values of certain securities. In 2001, the Company also repurchased $64.0 million liquidation amount of the Capital Securities and $8.0 million principal amount of the Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes C, D, E and K to the Consolidated Financial Statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                      Page
                                                                                                      ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

    Report of Independent Auditors ...............................................................      37

    Consolidated Statements of Income (Loss) - Years Ended December 31, 2002, 2001 and 2000 ......      38

    Consolidated Balance Sheets - December 31, 2002 and 2001 .....................................      39

    Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2002, 2001 and 2000      40

    Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000 .........      41

    Notes to Consolidated Financial Statements ...................................................      42

Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

    Schedule I, Summary of Investments Other Than Investments in Related Parties .................      60

    Schedule II, Condensed Financial Information of Registrant ...................................      61

    Schedule III, Supplementary Insurance Information ............................................      65

    Schedule IV, Reinsurance .....................................................................      66

    Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations ......      67

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
Delphi Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes A and I to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill.


                                                           /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 5, 2003

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                    2002         2001         2000
                                                                 ---------    ---------    ---------
Revenue:
   Premium and fee income ....................................   $ 627,857    $ 507,204    $ 466,357
   Net investment income .....................................     162,036      157,509      184,576
   Net realized investment losses ............................     (28,469)     (70,289)    (138,047)
                                                                 ---------    ---------    ---------
                                                                   761,424      594,424      512,886
                                                                 ---------    ---------    ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ...     471,984      416,996      342,758
   Commissions ...............................................      43,169       39,636       40,327
   Amortization of cost of business acquired .................      45,742       34,700       29,726
   Other operating expenses ..................................     101,533       91,729       80,751
                                                                 ---------    ---------    ---------
                                                                   662,428      583,061      493,562
                                                                 ---------    ---------    ---------

   Operating income ..........................................      98,996       11,363       19,324

Interest expense:
   Corporate debt ............................................       9,025       11,604       21,457
   Dividends on Capital Securities of Delphi Funding L.L.C ...       3,356        5,808        9,311
                                                                 ---------    ---------    ---------
.. ............................................................      12,381       17,412       30,768
                                                                 ---------    ---------    ---------

     Income (loss) before income tax expense (benefit)
       and extraordinary (loss) gain .........................      86,615       (6,049)     (11,444)

Income tax expense (benefit) .................................      25,747       (5,108)      (8,151)
                                                                 ---------    ---------    ---------

     Income (loss) before extraordinary (loss) gain ..........      60,868         (941)      (3,293)

Extraordinary (loss) gain, net of income tax (benefit) expense        (216)       7,446           --
                                                                 ---------    ---------    ---------

     Net income (loss) .......................................   $  60,652    $   6,505    $  (3,293)
                                                                 =========    =========    =========

Basic results per share of common stock:
   Income (loss) before extraordinary (loss) gain ............   $    2.93    $   (0.04)   $   (0.16)
   Net income (loss) .........................................        2.92         0.32        (0.16)

Diluted results per share of common stock:
   Income (loss) before extraordinary (loss) gain ............   $    2.86    $   (0.04)   $   (0.16)
   Net income (loss) .........................................        2.85         0.32        (0.16)

Dividends paid per share of common stock .....................   $    0.29    $    0.28    $      --

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       December 31,
                                                                                --------------------------
                                                                                    2002           2001
                                                                                -----------    -----------
Assets:
  Investments:
     Fixed maturity securities, available for sale ..........................   $ 2,495,629    $ 2,223,789
     Short-term investments .................................................       204,890         92,862
     Other investments ......................................................       115,532        110,563
                                                                                -----------    -----------
                                                                                  2,816,051      2,427,214
  Cash ......................................................................        27,669         11,682
  Cost of business acquired .................................................       168,110        168,894
  Reinsurance receivables ...................................................       392,659        388,910
  Goodwill ..................................................................        93,929         93,929
  Other assets ..............................................................       163,371        171,834
  Assets held in separate account ...........................................        73,153         73,683
                                                                                -----------    -----------
     Total assets ...........................................................   $ 3,734,942    $ 3,336,146
                                                                                ===========    ===========

Liabilities and Shareholders' Equity:
  Future policy benefits:
     Life ...................................................................   $   229,743    $   222,363
     Disability and accident ................................................       390,717        348,267
  Unpaid claims and claim expenses:
     Life ...................................................................        40,627         34,616
     Disability and accident ................................................       175,271        167,628
     Casualty ...............................................................       534,856        506,778
  Policyholder account balances .............................................       909,961        817,543
  Corporate debt ............................................................       118,139        125,675
  Advances from Federal Home Loan Bank ......................................       207,990        162,909
  Other liabilities and policyholder funds ..................................       346,900        268,962
  Liabilities related to separate account ...................................        63,033         63,361
                                                                                -----------    -----------
     Total liabilities ......................................................     3,017,237      2,718,102
                                                                                -----------    -----------

  Company-obligated mandatorily redeemable Capital Securities of Delphi
     Funding L.L.C. holding solely junior subordinated deferrable interest
     debentures of the Company ..............................................        36,050         36,050
                                                                                -----------    -----------

  Shareholders' equity:
     Preferred Stock, $.01 par; 10,000,000 shares authorized ................            --             --
     Class A Common Stock, $.01 par; 40,000,000 shares authorized;
        18,927,855 and 17,763,428 shares issued and outstanding, respectively           189            178
     Class B Common Stock, $.01 par; 20,000,000 shares authorized;
        3,194,905 and 4,132,688 shares issued and outstanding, respectively .            32             41
     Additional paid-in capital .............................................       373,356        369,385
     Accumulated other comprehensive income (loss) ..........................        30,003        (10,985)
     Retained earnings ......................................................       329,574        274,874
     Treasury stock, at cost; 1,505,290 shares of Class A Common Stock ......       (51,499)       (51,499)
                                                                                -----------    -----------
        Total shareholders' equity ..........................................       681,655        581,994
                                                                                -----------    -----------
          Total liabilities and shareholders' equity ........................   $ 3,734,942    $ 3,336,146
                                                                                ===========    ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                           Accumulated
                                                                              Other
                                     Class A     Class B     Additional   Comprehensive
                                     Common      Common       Paid-in         (Loss)      Retained     Treasury
                                      Stock       Stock       Capital         Income      Earnings       Stock        Total
                                    ---------   ---------   -----------   -------------   ---------    ---------    ---------
Balance, January 1, 2000 ........   $     163   $      52    $ 364,390       $(101,465)   $ 277,353    $ (39,076)   $ 501,417
                                                                                                                    ---------
Net loss ........................          --          --           --              --       (3,293)          --       (3,293)
Other comprehensive income:
  Decrease in net unrealized
    depreciation on investments .          --          --           --          47,843           --           --       47,843
                                                                                                                    ---------
Comprehensive income ............                                                                                      44,550

Issuance of stock, exercise of
    stock options and share
    conversions .................           5          (4)       2,444              --           --           --        2,445
Acquisition of treasury stock ...          --          --           --              --           --      (10,219)     (10,219)
                                    ---------   ---------    ---------       ---------    ---------    ---------    ---------
Balance, December 31, 2000  .....   $     168   $      48    $ 366,834       $ (53,622)   $ 274,060    $ (49,295)   $ 538,193
                                                                                                                    ---------

Net income ......................          --          --           --              --        6,505           --        6,505
Other comprehensive income:
  Decrease in net unrealized
    depreciation on investments .          --          --           --          42,637           --           --       42,637
                                                                                                                    ---------
Comprehensive income ............                                                                                      49,142

Issuance of stock, exercise of
    stock options and share
    conversions .................          10          (7)       2,551              --           --           --        2,554
Acquisition of treasury stock ...          --          --           --              --           --       (2,204)      (2,204)
Cash dividends ..................          --          --           --              --       (5,691)          --       (5,691)
                                    ---------   ---------    ---------       ---------    ---------    ---------    ---------

Balance, December 31, 2001  .....   $     178   $      41    $ 369,385       $ (10,985)   $ 274,874    $ (51,499)   $ 581,994
                                                                                                                    ---------

Net income ......................          --          --           --              --       60,652           --       60,652

Other comprehensive income:
  Increase in net unrealized
      appreciation on investments          --          --           --          44,557           --           --       44,557
  Net unrealized loss on cash
    flow hedge ..................          --          --           --          (3,290)          --           --       (3,290)
  Minimum pension liability
    adjustment ..................          --          --           --            (279)          --           --         (279)
                                                                                                                    ---------
Comprehensive income ............                                                                                     101,640

Issuance of stock, exercise of
   stock options and share
   conversions ..................          11          (9)       3,971              --           --           --        3,973
Cash dividends ..................          --          --           --              --       (5,952)          --       (5,952)
                                    ---------   ---------    ---------       ---------    ---------    ---------    ---------

Balance, December 31, 2002  .....   $     189   $      32    $ 373,356       $  30,003    $ 329,574    $ (51,499)   $ 681,655
                                    =========   =========    =========       =========    =========    =========    =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                            2002           2001           2000
                                                                        -----------    -----------    -----------
Operating activities:
   Net income (loss) ................................................   $    60,652    $     6,505    $    (3,293)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Change in policy liabilities and policyholder accounts .........       107,359        105,904         71,934
     Net change in reinsurance receivables and payables .............        (8,599)        39,670        (93,905)
     Amortization, principally the cost of business acquired
       and investments ..............................................        29,768         19,153          5,730
     Deferred costs of business acquired ............................       (68,725)       (51,096)       (51,840)
     Net realized losses on investments .............................        28,469         70,289        138,047
     Net change in trading account securities .......................         5,170         30,085        (15,957)
     Net change in federal income tax liability .....................        26,071          8,836           (107)
     Extraordinary loss (gain) ......................................           216         (7,446)            --
     Other ..........................................................        28,162          6,772        (38,205)
                                                                        -----------    -----------    -----------
       Net cash provided by operating activities ....................       208,543        228,672         12,404
                                                                        -----------    -----------    -----------

Investing activities:
   Purchases of investments and loans made ..........................    (1,137,062)      (967,272)    (1,013,044)
   Sales of investments and receipts from repayment of loans ........       753,801        884,993        463,625
   Maturities of investments ........................................       183,050         87,077         72,494
   Net change in short-term investments .............................      (111,926)       (49,062)       311,649
   Sale of real estate ..............................................            --             --         16,656
   Business acquisitions ............................................            --         (2,613)        (2,610)
   Change in deposit in separate account ............................           202           (184)          (631)
                                                                        -----------    -----------    -----------
       Net cash used by investing activities ........................      (311,935)       (47,061)      (151,861)
                                                                        -----------    -----------    -----------

Financing activities:
   Deposits to policyholder accounts ................................       140,336         94,922        164,203
   Withdrawals from policyholder accounts ...........................       (56,104)       (62,733)       (83,376)
   Proceeds from issuance of common stock
     and exercise of stock options ..................................         3,973          2,554          2,445
   Dividends paid on common stock ...................................        (5,952)        (5,691)            --
   Acquisition of treasury stock ....................................            --         (2,204)       (10,219)
   Borrowings under revolving credit facilities .....................        49,000        102,000         19,000
   Principal payments under revolving credit facilities .............       (37,000)      (227,000)       (26,000)
   Principal payment under SIG Senior Notes .........................        (9,000)        (9,000)        (9,000)
   Repurchase of Senior Notes .......................................       (10,874)        (8,284)            --
   Change in liability for Federal Home Loan Bank advances ..........        45,000         13,500         73,500
   Repurchase of Capital Securities .................................            --        (51,329)            --
   Change in liability for securities loaned or sold under agreements
     to repurchase ..................................................            --        (29,008)        13,440
                                                                        -----------    -----------    -----------
     Net cash provided (used) by financing activities ...............       119,379       (182,273)       143,993
                                                                        -----------    -----------    -----------

Increase (decrease) in cash .........................................        15,987           (662)         4,536
Cash at beginning of year ...........................................        11,682         12,344          7,808
                                                                        -----------    -----------    -----------
     Cash at end of year ............................................   $    27,669    $    11,682    $    12,344
                                                                        ===========    ===========    ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), Safety First Insurance Company ("SFIC"), SIG Holdings, Inc. ("SIG") and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements to conform with the 2002 presentation. As of December 31, 2002, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income before extraordinary gain and loss excluding realized investment gains and losses and before interest and income tax expense. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of equity securities, mortgage loans, trading account securities and amounts receivable from investment sales. Equity securities are carried at fair value with unrealized appreciation or depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. Trading account securities include bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in income. Interest income, dividend income and realized gains and losses from trading account securities are also included in income. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered.

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting and certain sales office expenses, are deferred when incurred. For certain annuity products, these costs are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' surrender charges and mortality, investment and expense margins. Deferred acquisition costs for life, disability and accident products are amortized over the anticipated premium-paying period of the related

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs for casualty insurance products are amortized over the period in which the related premium is earned. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for group life and disability insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of accumulated other comprehensive income or loss.

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives continue to be amortized over their useful lives. An impairment loss resulting from the adoption of SFAS No. 142 must be accounted for as a cumulative effect of a change in accounting principle and recognized in the entity's first interim period financial statements following the effective date regardless of the interim period in which the measurement is completed. Any subsequent impairment losses will be reflected within operating results in the income statement. In accordance with SFAS No. 142, the Company during the first half of 2002 completed its transitional tests for impairment of goodwill, and based on these tests, the Company determined that no impairment of goodwill had occurred. See Note I to the Consolidated Financial Statements.

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

Future Policy Benefits. The liabilities for future policy benefits for traditional nonparticipating business, excluding annuity business, have been computed using a net level method. Mortality, morbidity and other assumptions are based either on the Company's past experience or various actuarial tables, modified as necessary for possible variations. Changes in these assumptions could result in changes in these liabilities.

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 2002, disability and excess workers' compensation reserves with a carrying value of $609.4 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%.

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the policyholders' aggregate accumulated value.

Income Taxes. The Company files a life/non-life consolidated federal tax return, pursuant to an election made with the 2001 tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The

         DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                       DECEMBER 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

non-life subgroup includes DFG, SNCC, FRSLIC, SFIC and the non-insurance subsidiaries of the Company. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company's income tax returns.

Premium Recognition. The Company's group insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk.

Stock Options. The Company accounts for stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans, because, in each case, the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. The Company's stock option plans are more fully described in Note O. On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value method of accounting for stock-based compensation. The Company has not yet determined whether it will adopt SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                          Year Ended December 31,
                                                                 --------------------------------------------
                                                                    2002             2001             2000
                                                                 ----------       ----------       ----------
                                                                 (dollars in thousands, except per share data)
Net income (loss), as reported ............................      $   60,652       $    6,505       $   (3,293)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects .............................          (2,462)          (2,539)          (4,611)
                                                                 ----------       ----------       ----------
Pro forma net income (loss) ...............................      $   58,190       $    3,966       $   (7,904)
                                                                 ==========       ==========       ==========

Earnings (loss) per share:
   Basic, as reported .....................................      $     2.92       $     0.32       $    (0.16)
   Basic, pro forma .......................................            2.80             0.19            (0.39)

   Diluted, as reported ...................................      $     2.85       $     0.32       $    (0.16)
   Diluted, pro forma .....................................            2.72             0.19            (0.39)

The weighted average per share fair value used to calculate pro forma compensation expense for 2002, 2001 and 2000 was $13.22, $11.87 and $12.17,
respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 3.1% to 6.7%, volatility factors of the expected market price of the Company's common stock ranging from 31% to 33%, expected lives of the options ranging from five to ten years and dividend yields ranging from 0.0% to 0.8%.

Statements of Cash Flows. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption "short-term investments" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Recently Adopted Accounting Standards. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is required to be adopted for fiscal years beginning after May 15, 2002, and therefore, the Company will adopt the new requirements effective January 1, 2003. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Accordingly, gains or losses from extinguishment of debt will be classified as income or loss from continuing operations in the income statement unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Events or transactions that are both unusual in nature or infrequent in occurrence are classified as extraordinary items under APB No.
30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification will be reclassified as required by SFAS No. 145. For the twelve month period ending December 31, 2002 and 2001, the Company had an extraordinary (loss) gain, net of the related income tax effect, of $(0.2) million, or $(0.01) per diluted share, and $7.4 million, or $0.36 per diluted share, respectively, that would be reclassified to ongoing operations if SFAS No. 145 had been adopted early.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," which provides new criteria for determining whether or not consolidation accounting is required for a variable interest entity ("VIE"). If applicable, FIN 46 would require consolidation of a VIE's assets, liabilities and results of operations, with minority interest recorded for the ownership share applicable to other investors. Where consolidation is not required, additional disclosures may be required. The consolidation provisions of FIN 46 are effective for VIEs established subsequent to January 31, 2003 and for pre-existing VIEs as of July 1, 2003. The Company has not yet determined the impact, if any, the adoption of FIN 46 will have on the Company's consolidated financial statements.

NOTE B - ACQUISITIONS

The consideration for the 1998 acquisition of Matrix included contingent consideration of up to $5.2 million in cash if Matrix's earnings met specified targets subsequent to the acquisition. Matrix met all of the specified targets, and accordingly, the Company paid the $5.2 million of contingent consideration in two equal installments of $2.6 million during 2000 and 2001, which has been included in goodwill. See Note I to the Consolidated Financial Statements.

NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                        December 31, 2002
                                                    -----------------------------------------------------------
                                                                      Gross           Gross
                                                    Amortized       Unrealized      Unrealized          Fair
                                                       Cost           Gains           Losses           Value
                                                    ----------      ----------      ----------       ----------
                                                                      (dollars in thousands)
Mortgage-backed securities ...................      $  596,861      $   35,659      $   (4,187)      $  628,333
Corporate securities .........................       1,141,540          38,267         (27,018)       1,152,789
U.S. Treasury and other U.S. Government
   guaranteed securities .....................         266,333          10,143            (493)         275,983
Obligations of U.S. states, municipalities and
   political subdivisions ....................         424,921          17,057          (3,454)         438,524
                                                    ----------      ----------      ----------       ----------
      Total fixed maturity securities ........      $2,429,655      $  101,126      $  (35,152)      $2,495,629
                                                    ==========      ==========      ==========       ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE C - INVESTMENTS - (CONTINUED)

                                                                            December 31, 2001
                                                      ---------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized       Unrealized           Fair
                                                         Cost             Gains           Losses             Value
                                                      -----------      -----------      -----------       -----------
                                                                          (dollars in thousands)
  Mortgage-backed securities ...................      $   607,599      $    15,935      $   (10,034)      $   613,500
  Corporate securities .........................          996,720           16,827          (17,460)          996,087
  U.S. Treasury and other U.S. Government
     guaranteed securities .....................          251,925            1,410          (12,621)          240,714
  Obligations of U.S. states, municipalities and
     political subdivisions ....................          393,087            2,149          (21,748)          373,488
                                                      -----------      -----------      -----------       -----------
        Total fixed maturity securities ........      $ 2,249,331      $    36,321      $   (61,863)      $ 2,223,789
                                                      ===========      ===========      ===========       ===========

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                     Amortized           Fair
                                                        Cost            Value
                                                     ----------       ----------
                                                        (dollars in thousands)
Mortgage-backed securities ...................       $  596,861       $  628,333

Other securities:
   Less than one year ........................           86,460           86,948
   Greater than 1, up to 5 years .............          429,592          439,021
   Greater than 5, up to 10 years ............          666,582          683,929
   Greater than 10 years .....................          650,160          657,398
                                                     ----------       ----------
      Total ..................................       $2,429,655       $2,495,629
                                                     ==========       ==========

Net investment income was attributable to the following:

                                                  Year Ended December 31,
                                          --------------------------------------
                                            2002           2001           2000
                                          --------       --------       --------
                                                  (dollars in thousands)
Gross investment income:
  Fixed maturity securities .......       $167,109       $158,065       $161,973
  Other ...........................         11,130         15,311         37,607
                                          --------       --------       --------
                                           178,239        173,376        199,580
Less: Investment expenses .........         16,203         15,867         15,004
                                          --------       --------       --------
                                          $162,036       $157,509       $184,576
                                          ========       ========       ========

The decline in net investment income from 2000 reflects the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments in its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under the Company's revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of Delphi Funding L.L.C. and to repurchase $8.0 million principal amount of the 8% Senior Notes due October 2003.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE C - INVESTMENTS - (CONTINUED)

Net realized investment (losses) gains arose from the following:

                                              Year Ended December 31,
                                      ---------------------------------------
                                         2002           2001           2000
                                      ---------      ---------      ---------
                                               (dollars in thousands)
Fixed maturity securities .......     $ (15,668)     $ (67,647)     $(103,318)
Equity securities ...............       (12,024)          (843)         2,005
Other investments ...............          (777)        (1,799)       (36,734)
                                      ---------      ---------      ---------
                                      $ (28,469)     $ (70,289)     $(138,047)
                                      =========      =========      =========

Proceeds from sales of fixed maturity securities during 2002, 2001 and 2000 were $734.7 million, $633.9 million and $581.6 million, respectively. Gross gains of $32.0 million, $17.3 million and $8.9 million and gross losses of $4.3 million, $6.7 million and $49.2 million, respectively, were realized on those sales. In 2002 and 2001, the net losses realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain securities of $43.3 million and $78.3 million, respectively. In 2000, the net losses realized on fixed maturity securities included a provision of $4.5 million for the other than temporary decline in the value of certain securities and $58.5 million of losses on closed U.S. Treasury futures and options contracts, which were used to reduce the risk associated with changes in the value of the Company's fixed maturity portfolio. The fair value of these contracts declined during 2000 due to a decrease in market interest rates. The market value of the Company's fixed maturity portfolio did not correspondingly increase due to a widening of the spread between yields on corporate and other non-government fixed maturity securities and yields on U.S. Treasury securities, which resulted from extraordinary market conditions. Sales of fixed maturity securities and gross gains and losses from such sales do not include sales of securities classified as trading account securities. In 2002 and 2001, losses on equity securities include a provision for the other than temporary decline in the value of certain securities of $10.8 million and $1.0 million, respectively. Losses realized on other investments include $0 million, $1.8 million and $40.7 million of losses associated with trading account securities in 2002, 2001 and 2000, respectively.

The Company, at times, enters into futures and option contracts and interest rate swap agreements in connection with its investment strategy in order to profit from short-term differences in price. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment losses of $5.5 million in 2000 related to these instruments. The Company had no outstanding futures and option contracts and interest rate swap agreements related to its investment strategy at December 31, 2002.

The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities is included as a component of accumulated other comprehensive income. See Note M to the Consolidated Financial Statements. Unrealized gains (losses) on trading securities included in net investment income totaled $1.0 million, $4.8 million and $(4.5) million for 2002, 2001 and 2000, respectively.

Bonds and short-term investments with amortized costs of $57.1 million and $41.4 million at December 31, 2002 and 2001, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $68.8 million and $73.7 million at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, approximately 41% of the Company's total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 22% and 25% of the Company's total invested assets at December 31, 2002 and 2001, respectively. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating agencies. Non-investment grade securities included in fixed maturity securities had fair values of $172.3 million and $206.4 million at December 31, 2002 and 2001, respectively. Non-investment grade securities constituted 6.1% and 8.6% of total invested assets at December 31, 2002 and 2001, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE C - INVESTMENTS - (CONTINUED)

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 2002 was as follows: Tersk LLC - $100.1 million and Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $88.5 million. The Company's investment in Tersk LLC consisted of senior notes of $50.0 million and redeemable preferred securities of $50.1 million at December 31, 2002.

NOTE D - DISABILITY, ACCIDENT AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

                                                                        Year Ended December 31,
                                                               -------------------------------------------
                                                                   2002            2001            2000
                                                               -----------     -----------     -----------
                                                                          (dollars in thousands)
Balance at beginning of year, net of reinsurance .........     $   801,225     $   657,565     $   655,179
Add provisions for claims and claim expenses incurred, net
  of reinsurance, occurring during:
    Current year .........................................         280,657         243,306         201,062
    Prior years ..........................................           1,331           6,538          (9,703)
                                                               -----------     -----------     -----------
  Incurred claims and claim expenses during the current
     year, net of reinsurance ............................         281,988         249,844         191,359
                                                               -----------     -----------     -----------
Deduct claims and claim expenses paid, net of reinsurance,
  occurring during:
     Current year ........................................          71,545          56,625          50,290
     Prior years .........................................         149,313          49,559         138,683
                                                               -----------     -----------     -----------
                                                                   220,858         106,184         188,973
                                                               -----------     -----------     -----------
Balance at end of year, net of reinsurance ...............         862,355         801,225         657,565
Reinsurance receivables at end of year ...................         238,489         221,448         276,275
                                                               -----------     -----------     -----------
  Balance at end of year, gross of reinsurance ...........     $ 1,100,844     $ 1,022,673     $   933,840
                                                               ===========     ===========     ===========

Balance Sheets:
  Future policy benefits:
    Disability and accident ..............................     $   390,717     $   348,267
  Unpaid claims and claim expenses:
    Disability and accident ..............................         175,271         167,628
    Casualty .............................................         534,856         506,778
                                                               -----------     -----------
                                                               $ 1,100,844     $ 1,022,673
                                                               ===========     ===========

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

In 2002, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development. In 2001, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2000, the change in the provision for claims and claim expenses incurred in prior years reflects favorable claims development offset by the accretion of discounted reserves. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE E - CORPORATE DEBT

In December 2002, the Company obtained a new $150.0 million revolving credit facility with a group of lenders comprised of major banking institutions (the "Credit Agreement"), which replaced the existing $140.0 million revolving credit facilities scheduled to expire in April 2003. The Company had outstanding borrowings of $37.0 million under its Credit Agreement and $25.0 million under its revolving credit facilities at December 31, 2002 and 2001, respectively. The borrowings under the Credit Agreement accrue interest at floating rates, which are indexed to various market interest indices, and non-use fees are charged on unused portions of the commitments. The final maturity of the Credit Agreement is December 16, 2005. The Credit Agreement is secured by a security interest in all of the common stock of RSLIC-Texas, the common stocks of substantially all of the Company's non-insurance subsidiaries and, on a subordinated basis, the common stock of SNCC. The debt is also subject to certain restrictions and financial covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus and risk-based capital requirements for RSLIC and SNCC, and certain investment, indebtedness, dividend and stock repurchase limitations. As of December 31, 2002, the Company was in compliance in all material respects with the restrictions and covenants in the Credit Agreement.

At December 31, 2002, the Company had $66.5 million of 8% senior notes due October 2003 (the "Senior Notes") outstanding. The Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all existing and future obligations of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The Senior Notes are not redeemable prior to maturity or entitled to any sinking fund. In certain instances, holders of the Senior Notes have the right to require the Company to repurchase any or all of the Senior Notes owned by such holders at 101% of the principal amount thereof, plus accrued and unpaid interest. At various times during the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Senior Notes. The Company recognized an extraordinary loss of $0.2 million, net of an income tax benefit of $0.1 million, in connection with these repurchases. In June 2001, the Company repurchased $8.0 million principal amount of the Senior Notes and recognized an extraordinary loss of $0.1 million, net of an income tax benefit of $0.1 million, in connection with this repurchase. The terms of the indenture pursuant to which the Senior Notes were issued contain certain covenants and restrictions which set forth, among other things, limitations on incurrence of indebtedness by the Company and its subsidiaries, limitations on payments of dividends on and repurchases of stock of the Company and limitations on transactions with stockholders and affiliates. As of December 31, 2002, the Company was in compliance in all material respects with the terms of the indenture.

Subject to market conditions, the Company may refinance its outstanding borrowings under the Credit Agreement and its Senior Notes prior to maturity through the issuance of debt securities covered by the Company's shelf registration. However, no assurance can be given that such an offering will be commenced. To mitigate the risk of interest rates rising before such refinancing could be completed, the Company entered into a treasury rate lock agreement, with a notional amount of $150.0 million, pursuant to which the Company will receive (or make) a single payment at the conclusion of the agreement, depending on the amount by which the market yield on the specified U.S. Treasury security rises (or falls), and the extent of such change, over the term of the agreement. The agreement was entered into in September 2002 with a term of one year. At December 31, 2002, the net unrealized loss on the treasury rate lock agreement included in accumulated other comprehensive income was $3.3 million, net of an income tax benefit of $1.8 million. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," any gains or losses realized on the treasury rate lock agreement would be deferred and amortized as a component of interest expense over the term of any debt securities issued in the refinancing, or recognized in income, if, and at the time, the Company concludes the refinancing is improbable.

In 1996, the Company assumed $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"), which are collateralized by all of the common stock of SNCC. The SIG Senior Notes began maturing in $9.0 million annual installments in 1999 with a final maturity in May 2003 and have an outstanding principal balance of $9.0 million at December 31, 2002. The terms of the note agreement pursuant to which the SIG Senior Notes were issued contain certain covenants and restrictions, which set forth, among others, minimum statutory surplus requirements for SNCC, minimum consolidated equity requirements for SIG, as well as the maintenance of certain financial ratios. As of December 31, 2002, SIG was in compliance in all material respects with the terms of the note agreement.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE E - CORPORATE DEBT - (CONTINUED)

In conjunction with the acquisition of Matrix, the Company issued $5.7 million of 8% subordinated notes due June 2003 (the "Subordinated Notes"). The Subordinated Notes are unsecured obligations of the Company, and payments of principal and interest on the notes are subordinated to all of the Company's senior debt obligations.

Interest paid by the Company on its corporate debt totaled $8.9 million, $12.2 million and $21.0 million during 2002, 2001 and 2000, respectively.

NOTE F - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from the Federal Home Loan Banks of Pittsburgh, Dallas and Des Moines (collectively, the "FHLB"). At December 31, 2002 and 2001, advances from the FHLB, including accrued interest, totaled $208.0 million and $162.9 million, respectively. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 5.9% and 6.6% at December 31, 2002 and 2001, respectively. The advances, of which $195.0 million were issued at a fixed rate and $12.0 million were issued at a variable rate, have a weighted average term of 5.5 years at December 31, 2002. These advances are collateralized by fixed maturity securities with a fair value of $239.3 million.

NOTE G - INCOME TAXES

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense (benefit) and extraordinary (loss) gain as follows:

                                                                  Year Ended December 31,
                                                           ------------------------------------
                                                             2002          2001          2000
                                                           --------      --------      --------
                                                                  (dollars in thousands)
Federal income tax expense (benefit) at statutory rate     $ 30,315      $ (2,116)     $ (4,003)
Dividends received deduction and tax-exempt income ...       (6,206)       (5,104)       (6,160)
Other ................................................        1,638         2,112         2,012
                                                           --------      --------      --------
                                                           $ 25,747      $ (5,108)     $ (8,151)
                                                           ========      ========      ========

All of the Company's current and deferred income tax expense (benefit) is due to federal income taxes as opposed to state income taxes.

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                       December 31,
                                                                ------------------------
                                                                   2002           2001
                                                                ---------      ---------
                                                                 (dollars in thousands)
Cost of business acquired .................................     $  54,777      $  46,764
Future policy benefits and unpaid claims and claim expenses        35,860         36,831
Investments ...............................................        15,853             --
Other .....................................................         9,302          6,147
                                                                ---------      ---------
    Gross deferred tax liabilities ........................       115,792         89,742
                                                                ---------      ---------
Future policy benefits and unpaid claims and claim expenses        (8,303)        (8,769)
Investments ...............................................            --         (4,296)
Other liabilities .........................................        (6,570)        (6,570)
Cost of business acquired and other .......................        (9,924)        (9,182)
Net operating loss carryforwards ..........................       (11,261)       (29,151)
Minimum tax credit carryforwards ..........................        (3,323)        (8,393)
                                                                ---------      ---------
    Gross deferred tax assets .............................       (39,381)       (66,361)
                                                                ---------      ---------
    Net deferred tax liability ............................     $  76,411      $  23,381
                                                                =========      =========
Deferred tax expense (benefit) ............................     $  31,210      $ (21,788)
                                                                =========      =========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE G - INCOME TAXES - (CONTINUED)

Current tax (benefit) expense, current tax recoverable and income taxes paid and refunded are as follows:

                                                                As of or for the Year Ended
                                                                        December 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            ---------   ---------    ---------
                                                                 (dollars in thousands)

Current tax (benefit) expense............................   $  (5,463)  $  16,680    $ (20,807)
Current tax recoverable..................................      11,292       6,286       41,038
Income taxes paid........................................      17,765      23,074       20,734
Income tax refunds.......................................      19,031      37,785       29,722

At December 31, 2002, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $32.2 million, which will expire in 2021, and alternative minimum tax credit carryforwards of $3.3 million, which do not expire.

Tax years through 1996 are closed to further assessment by the Internal Revenue Service ("IRS"). In 2002, the IRS began its examination of the 1997 through 2000 tax years. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            ---------   ---------    ---------
                                                                  (dollars in thousands)
Balance at beginning of year............................    $  13,693   $  15,703    $  18,422
   Interest accrued.....................................          182         287          337
   Amortization.........................................       (2,677)     (2,297)      (3,056)
                                                            ---------   ---------    ---------
Balance at end of year..................................    $  11,198   $  13,693    $  15,703
                                                            =========   =========    =========

An estimate of the percentage of the December 31, 2002 PVFP balance to be amortized over each of the next five years is as follows: 2003 - 20%, 2004 - 20%, 2005 - 20%, 2006 - 19% and 2007 - 15%.

NOTE I - GOODWILL

At January 1, 2002, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations do not meet the quantitative threshold for reportable segments and, therefore, are reported in the "other" segment.

Income before extraordinary loss was $60.9 million, or $2.93 per share ($2.86 per share assuming dilution), for the year ended December 31, 2002. Income
(loss) before extraordinary gain, excluding the effects of goodwill amortization, for the years ended December 31, 2001 and 2000 would have been $2.3 million, or $0.11 per share ($0.11 per share assuming dilution) and $(0.2) million, or $(0.01) per share ($(0.01) per share assuming dilution), respectively. The following table provides a reconciliation of reported net income to adjusted net income and the related earnings per share data as if the provisions of SFAS No. 142 related to goodwill had been adopted as of January 1, 2000:

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE I - GOODWILL - (CONTINUED)

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            ---------   ---------    ---------
                                                                  (dollars in thousands,
                                                                   except per share data)
Net income (loss), as reported........................      $  60,652   $   6,505    $  (3,293)
Add back: goodwill amortization.......................              -       3,198        3,112
                                                            ---------   ---------    ---------
   Adjusted net income (loss).........................      $  60,652   $   9,703    $    (181)
                                                            =========   =========    =========

Basic results per share of common stock:
   Net income (loss), as reported.....................      $    2.92   $     0.32   $   (0.16)
   Add back: goodwill amortization....................             --         0.16        0.15
                                                            ---------   ----------   ---------
      Adjusted net income (loss)......................      $    2.92   $     0.48   $   (0.01)
                                                            =========   ==========   =========

Diluted results per share of common stock:
   Net income (loss), as reported.....................      $    2.85   $     0.32   $   (0.16)
   Add back: goodwill amortization....................             --         0.16        0.15
                                                            ---------   ----------   ---------
      Adjusted net income (loss)......................      $    2.85   $     0.48   $   (0.01)
                                                            =========   ==========   =========

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                         December 31,
                                                    -------------------------------------------------------
                                                              2002                          2001
                                                    -------------------------     -------------------------
                                                     Carrying         Fair         Carrying         Fair
                                                      Value          Value          Value          Value
                                                    ----------     ----------     ----------     ----------
                                                                    (dollars in thousands)
Assets:
  Fixed maturity securities, available for sale     $2,495,629     $2,495,629     $2,223,789     $2,223,789
  Short-term investments ......................        204,890        204,890         92,862         92,862
  Other investments ...........................        115,532        115,532        110,563        110,563
  Assets held in separate account .............         73,153         73,153         73,683         73,683

Liabilities:
  Policyholder account balances ...............        847,125        852,227        735,557        731,904
  Corporate debt ..............................        118,139        120,094        125,675        128,337
  Advances from Federal Home Loan Bank ........        207,990        228,847        162,909        172,511
  Liabilities related to separate account .....         63,033         63,033         63,361         63,361

The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities acquired through private placements in the Company's fixed maturity portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $67.6 million and $97.8 million at December 31, 2002 and 2001, respectively. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair values of these securities; however, had

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

there been an active market for these securities during the applicable reporting periods, the market prices may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $38.1 million and $55.3 million at December 31, 2002 and 2001, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

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

NOTE K - CAPITAL SECURITIES OF DELPHI FUNDING L.L.C.

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

Dividends paid by Delphi Funding on the outstanding Capital Securities totaled $3.4 million, $7.2 million and $9.3 million during 2002, 2001 and 2000, respectively.

NOTE L - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes per share. In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend of $0.07 per share, payable on the Company's outstanding Class A and Class B Common Stock. In the fourth quarter of 2002, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. During 2002 and 2001, the Company paid cash dividends on its capital stock in the amount of $6.0 million and $5.7 million, respectively. Under the Credit Agreement, cash dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 5% of the Company's Consolidated Equity (as

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE L - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

defined in the Credit Agreement) as of the end of the preceding fiscal year, with unused amounts carrying over to subsequent fiscal years. The aggregate limitation for 2003 on dividend payments and/or repurchases or redemptions of its capital stock by the Company will be equal to $57.5 million. The Credit Agreement also permits additional repurchases by the Company of its capital stock in an aggregate amount of up to $20.0 million over the term of the Credit Agreement. The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $257.2 million and $248.1 million at December 31, 2002 and 2001, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries was $29.5 million, $2.2 million and $56.6 million, in 2002, 2001 and 2000, respectively. The consolidated statutory net income for the Company's life insurance subsidiaries for 2002 and 2001 includes a charge of $17.4 million and $39.9 million, respectively, for the other than temporary decline in the value of certain securities. The Company's casualty insurance subsidiary had statutory capital and surplus of $212.7 million and $198.0 million at December 31, 2002 and 2001, respectively, and statutory net income
(loss) of $15.2 million, $(10.7) million and $32.3 million in 2002, 2001 and 2000, respectively. The consolidated statutory net loss in 2001 for the Company's casualty insurance subsidiary includes a charge for reserve strengthening of $29.9 million, net of taxes, primarily related to an unusually high number of large losses in the Company's excess workers' compensation business, including losses attributable to the terrorist attacks on the World Trade Center. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $46.6 million during 2003 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
2.4 million shares of its outstanding Class A Common Stock from time to time on the open market. At December 31, 2002, 0.9 million shares remained authorized for future purchases. During 2001 and 2000, the Company purchased 0.1 million and 0.3 million shares, respectively, of its Class A Common Stock for a total cost of $2.2 million and $10.2 million, respectively. There were no Class A Common Stock repurchases during 2002.

The following table provides a reconciliation of beginning and ending shares:

                                                                 Year Ended December 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            ---------   ---------   ----------
                                                                   (shares in thousands)
Class A Common Stock:
  Beginning balance......................................      17,763      16,845       16,285
     Issuance of stock, exercise of stock options and
         conversion of shares............................       1,165         918          560
                                                            ---------   ---------   ----------
     Ending balance......................................      18,928      17,763       16,845
                                                            =========   =========   ==========
Class B Common Stock:
  Beginning balance......................................       4,133       4,839        5,180
     Conversion of shares................................        (938)       (706)        (341)
                                                            ---------   ---------   ----------
     Ending balance......................................       3,195       4,133        4,839
                                                            =========   =========   ==========
Class A Treasury Stock:
  Beginning balance......................................       1,505       1,435        1,110
     Acquisition of treasury stock.......................          --          70          325
                                                            ---------   ---------   ----------
     Ending balance......................................       1,505       1,505        1,435
                                                            =========   =========   ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income are as follows:

                                                                     Net
                                                                 Unrealized
                                                                 Appreciation          Net
                                                                (Depreciation)      Unrealized        Minimum
                                                                 on Available        Loss on          Pension
                                                                   for Sale         Cash Flow         Liability
                                                                  Securities           Hedge         Adjustment           Total
                                                                 ------------      ------------      ------------      ------------
                                                                                       (dollars in thousands)
Balance, January 1, 2000 ...................................     $   (101,465)     $         --      $         --      $   (101,465)
                                                                 ------------      ------------      ------------      ------------

Unrealized depreciation on available for sale securities (1)          (18,700)               --                --           (18,700)
Reclassification adjustment for losses included in
      net income (2) .......................................           66,543                --                --            66,543
                                                                 ------------      ------------      ------------      ------------

Net change in unrealized depreciation on
   investments .............................................           47,843                --                --            47,843
                                                                 ------------      ------------      ------------      ------------
Balance, December 31, 2000 .................................     $    (53,622)     $         --      $         --      $    (53,622)
                                                                 ------------      ------------      ------------      ------------

Unrealized depreciation on available for sale securities (1)           (1,886)               --                --            (1,886)
Reclassification adjustment for losses included in
   net income (2) ..........................................           44,523                --                --            44,523
                                                                 ------------      ------------      ------------      ------------
Net change in unrealized depreciation on
   investments .............................................           42,637                --                --            42,637
                                                                 ------------      ------------      ------------      ------------
Balance, December 31, 2001 .................................     $    (10,985)     $         --      $         --      $    (10,985)
                                                                 ------------      ------------      ------------      ------------

Unrealized appreciation on available for sale securities (1)           26,556                --                --            26,556
Reclassification adjustment for losses included in net
   income (2) ..............................................           18,001                --                --            18,001
                                                                 ------------      ------------      ------------      ------------
Net change in unrealized appreciation on
   investments .............................................           44,557                --                --            44,557
Net unrealized loss on cash flow hedge (3) .................               --            (3,290)               --            (3,290)
Minimum pension liability adjustment (4) ...................               --                --              (279)             (279)
                                                                 ------------      ------------      ------------      ------------
Balance, December 31, 2002 .................................     $     33,572      $     (3,290)     $       (279)     $     30,003
                                                                 ============      ============      ============      ============

(1) Net of an income tax benefit (expense) of $10.1 million, $1.0 million and $(14.3) million for the years ended December 31, 2000, 2001 and 2002, respectively. Also, net of related adjustment to cost of business acquired of $(9.7) million, $(4.1) million and $(23.8) million for the years ended December 31, 2000, 2001 and 2002, respectively.

(2) Net of an income tax benefit of $35.8 million, $24.0 million and $9.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(3)   Net of an income tax benefit of $1.8 million.

(4)   Net of an income tax benefit of $0.1 million.

NOTE N - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative and sales office space, was $7.7 million, $6.7 million, and $5.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. As of December 31, 2002, future net minimum rental payments under non-cancelable operating leases were approximately $36.4 million, payable as follows: 2003 - $7.6 million, 2004
- $7.1 million, 2005 - $6.7 million, 2006 - $5.5 million, 2007 - $4.8 million and $4.7 million thereafter.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE N - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. The ultimate resolutions of these arbitrations are likely to require extended periods of time. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

NOTE O - STOCK OPTIONS

Under the terms of the Company's employee stock option plan and outside directors' stock option plan, a total of 3,750,000 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

The Company's long-term performance-based incentive plan for its chief executive officer (the "Performance Plan") provides for the award of up to 317,975 shares or options for shares of the Company's Class B Common Stock (79,494 restricted or deferred shares and options to purchase 238,481 shares) per year over a ten-year term contingent upon the Company meeting specified annual performance goals. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. No deferred shares or options were awarded for the years ended December 31, 2000, 2001 or 2002. No compensation expense related to the Performance Plan was recognized for the years ended December 31, 2000, 2001 or 2002.

Option activity with respect to the above plans was as follows:

                                                                           Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                       2002                           2001                          2000
                                            --------------------------     --------------------------     -------------------------
                                              Number         Average         Number         Average         Number        Average
                                                of           Exercise          of           Exercise          of          Exercise
                                             Options          Price         Options          Price         Options         Price
                                            ----------      ----------     ----------      ----------     ----------     ----------
Options outstanding, beginning of year ..    2,551,739      $    32.17      2,580,950      $    32.32      1,837,616     $    33.09
   Options granted ......................       76,410           40.71        150,794           35.50        769,204          30.00
   Options forfeited ....................      (27,539)          37.89       (130,016)          36.01         (8,620)         30.27
   Options expired ......................      (20,912)          33.81        (34,207)          42.98             --             --
   Options exercised ....................      (69,593)          25.70        (15,782)          34.24        (17,250)         12.13
                                            ----------                     ----------                     ----------
Options outstanding, end of year ........    2,510,105           32.53      2,551,739           32.17      2,580,950          32.32
                                            ==========                     ==========                     ==========

Exercisable options, end of year ........    2,101,862           32.33      1,961,348           31.99      1,711,693          32.08

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE O - STOCK OPTIONS - (CONTINUED)

Information about options outstanding at December 31, 2002 was as follows:

                                        Outstanding                       Exercisable
                            ------------------------------------     -----------------------
                            Number        Average       Average       Number        Average
      Range of                of         Remaining     Exercise         of         Exercise
 Exercise Prices            Options        Life          Price        Options        Price
----------------------     ---------     ---------     ---------     ---------     ---------
$ 0.00 - $13.59 ......       175,757           2.1     $   13.07       175,757     $   13.07
$21.70 - $32.32 ......     1,450,507           6.4         29.73     1,219,830         29.68
$33.00 - $48.60 ......       866,076           6.2         40.68       691,425         41.41
$56.36 - $56.36 ......        17,765           5.4         56.36        14,850         56.36
                           ---------     ---------     ---------     ---------     ---------
                           2,510,105           6.0     $   32.53     2,101,862     $   32.33
                           =========     =========     =========     =========     =========

During 1996, the Company assumed 6.0 million SIG stock options (the "SIG Options") in connection with SIG's merger into the Company (the "SIG Merger"). Upon the exercise of the SIG Options, the holder is entitled to receive (i) ..1399 of a share of the Company's Class A Common Stock for each SIG Option; plus
(ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 2002, the weighted average contractual life of the outstanding SIG Options was 3.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                          Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                     2002                           2001                           2000
                                          -------------------------      --------------------------     --------------------------
                                            Number        Equivalent       Number        Equivalent       Number        Equivalent
                                            of SIG         Class A         of SIG         Class A         of SIG         Class A
                                           Options          Shares        Options          Shares        Options          Shares
                                          ----------     ----------      ----------      ----------     ----------      ----------
SIG Options - beginning of period ...      1,223,606         264,622      1,895,352         387,545      2,590,259         571,483
   Options exercised ................       (511,261)        115,186       (671,746)        156,200       (694,907)        152,229
   Options forfeited ................        (16,191)             --             --              --             --              --
                                          ----------              -      ----------                     ----------
   SIG Options - end of year ........        696,154         155,000      1,223,606         264,622      1,895,352         387,545
                                          ==========                     ==========                     ==========

Exercisable SIG Options - end of year        475,976         109,331        649,719         140,511        716,923         146,590

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE P - COMPUTATION OF RESULTS PER SHARE

                                                                                 Year Ended December 31,
                                                                       --------------------------------------------
                                                                          2002             2001             2000
                                                                       ----------       ----------       ----------
                                                                       (dollars in thousands, except per share data)
Numerator:
   Income (loss) before extraordinary (loss) gain ...............      $   60,868       $     (941)      $   (3,293)
   Extraordinary (loss) gain, net of income tax (benefit) expense            (216)           7,446               --
                                                                       ----------       ----------       ----------
     Net income (loss) ..........................................      $   60,652       $    6,505       $   (3,293)
                                                                       ==========       ==========       ==========

Denominator:
   Weighted average common shares outstanding ...................          20,759           20,565           20,388
     Effect of dilutive securities ..............................             499               --               --
                                                                       ----------       ----------       ----------
   Weighted average common shares outstanding, assuming dilution           21,258           20,565           20,388
                                                                       ==========       ==========       ==========

Basic results per share of common stock:
   Income (loss) before extraordinary (loss) gain ...............      $     2.93       $    (0.04)      $    (0.16)
   Extraordinary (loss) gain, net of income tax (benefit) expense           (0.01)            0.36               --
                                                                       ----------       ----------       ----------
     Net income (loss) ..........................................      $     2.92       $     0.32       $    (0.16)
                                                                       ==========       ==========       ==========

Diluted results per share of common stock:
   Income (loss) before extraordinary (loss) gain ...............      $     2.86       $    (0.04)      $    (0.16)
   Extraordinary (loss) gain, net of income tax (benefit) expense           (0.01)            0.36               --
                                                                       ----------       ----------       ----------
     Net income (loss) ..........................................      $     2.85       $     0.32       $    (0.16)
                                                                       ==========       ==========       ==========

NOTE Q - REINSURANCE

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company's retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per risk basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2002, all of the Company's significant reinsurers were either rated "A-" (Excellent) or higher by A.M. Best Company.

In January 1998, an offering was completed whereby shareholders and optionholders of the Company received, at no cost, rights to purchase shares of Delphi International Ltd. ("Delphi International"), a newly-formed, independent Bermuda insurance holding company. During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International. Pursuant to these agreements, approximately $101.5 million of group employee benefit reserves ($35.0 million of long-term disability insurance reserves and $66.5 million of net excess workers' compensation and casualty insurance reserves) were ceded to Oracle Re. The Company received collateral security from Oracle Re in an amount sufficient to support the ceded reserves. During 2000, Oracle Re and the Company effected the partial recapture of approximately $4.6 million of the group long-term disability liabilities ceded to Oracle Re. In October 2001, Oracle Re and the Company consummated the commutation of these various reinsurance agreements, and Oracle Re paid approximately $84.0 million to the Company, net of $11.5 million, which had been held by the Company, related to the reserves ceded to Oracle Re under such agreements. These transactions did not have a material impact on the Company's consolidated financial position, liquidity, or net income. In furtherance of the commutation of the reinsurance agreements, the Company agreed to waive a portion of the amounts due to the Company under certain subordinated notes issued by Delphi International. As

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2002

NOTE Q - REINSURANCE - (CONTINUED)

a result of this waiver, the Company recognized a pre-tax loss of $7.5 million in 2001 for the other than temporary decline in the value of these notes. In March 2002, Delphi International repaid the adjusted amounts due under the subordinated notes and the Company did not realize any significant additional loss in connection with such repayment.

A summary of reinsurance activity follows:

                                                                   Year Ended December 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              ---------  ---------   ---------
                                                                   (dollars in thousands)

Premium income assumed...................................     $  38,172  $  23,099   $  41,047
Premium income ceded.....................................       109,198    126,698     111,390
Benefits, claims and interest credited ceded.............       134,875    150,885     113,367

NOTE R - SEGMENT INFORMATION

                                                        Group
                                                       Employee         Asset
                                                        Benefit       Accumulation
                                                        Products        Products       Other (1)          Total
                                                       ----------     ------------     ----------       ----------
                                                                         (dollars in thousands)
2002
Revenues excluding net realized investment losses      $  698,396      $   70,109      $   21,388       $  789,893
Operating income (loss) (2) .....................         122,726          10,129          (5,390)         127,465
Net investment income (3) .......................          89,897          67,464           4,675          162,036
Amortization of cost of business acquired .......          41,608           4,134              --           45,742
Segment assets (3) ..............................       2,101,836       1,496,343         136,763        3,734,942

2001
Revenues excluding net realized investment losses         570,852          72,746          21,115          664,713
Operating income (loss) (2) (4) .................          72,961          13,434          (4,743)          81,652
Net investment income (3) .......................          82,858          69,658           4,993          157,509
Amortization of cost of business acquired .......          30,415           4,285              --           34,700
Segment assets (3) ..............................       1,882,009       1,326,428         127,709        3,336,146

2000
Revenues excluding net realized investment losses         547,614          81,870          21,449          650,933
Operating income (loss) (2) (4) .................         134,654          26,456          (3,739)         157,371
Net investment income (3) .......................          99,924          79,319           5,333          184,576
Amortization of cost of business acquired .......          25,307           4,419              --           29,726
Segment assets (3) ..............................       1,963,114       1,353,874         123,022        3,440,010

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income (loss) excluding net realized investment losses and before interest and income tax expense and extraordinary (loss) gain. Results for 2001 reflect the reserve strengthening and liquidation of a substantial majority of the investments of the Company's investment subsidiaries. See Notes C and D to the Consolidated Financial Statements.

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

(4) Operating income for group employee benefits and other operations includes amortization of goodwill of $1.8 million and $1.4 million, respectively, in 2001 and $1.8 million and $1.3 million, respectively, in 2000.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                          Amount
                                                                                          Shown in
                                                         Amortized          Fair          Balance
Type of Investment                                          Cost           Value           Sheet
                                                         ----------      ----------      ----------
Fixed maturity securities available for sale:

  U.S. Government backed mortgage-backed securities      $  279,150      $  293,177      $  293,177
  Other mortgage-backed securities ................         317,711         335,156         335,156
  U.S. Treasury and other U.S. Government
     guaranteed securities ........................         266,333         275,983         275,983
  Obligations of U.S. states, municipalities and
     political subdivisions .......................         424,921         438,524         438,524
  Corporate securities ............................       1,141,540       1,152,789       1,152,789
                                                         ----------      ----------      ----------
     Total fixed maturity securities ..............       2,429,655       2,495,629       2,495,629
                                                         ----------      ----------      ----------

Equity securities:
  Common stocks ...................................          17,469          18,247          18,247
  Non-redeemable preferred stocks .................          14,805          14,933          14,933
                                                         ----------      ----------      ----------
     Total equity securities ......................          32,274          33,180          33,180
                                                         ----------      ----------      ----------

Short-term investments ............................         204,890         204,890         204,890
Other investments .................................          93,466          82,352          82,352
                                                         ----------      ----------      ----------
     Total investments ............................      $2,760,285      $2,816,051      $2,816,051
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
                             (DOLLARS IN THOUSANDS)

                                                                             December 31,
                                                                      -------------------------
                                                                         2002            2001
                                                                      ---------       ---------
Assets:
  Fixed maturity securities, available for sale ................      $      --       $  14,824
  Other invested assets ........................................          4,288           3,541
  Investment in operating subsidiaries .........................        831,150         714,438
  Investment in investment subsidiaries ........................         53,646         142,130
  Investment in Delphi Funding L.L.C ...........................          3,093           3,093
  Cash .........................................................            641               5
  Other assets .................................................         24,007          20,282
                                                                      ---------       ---------
     Total assets ..............................................      $ 916,825       $ 898,313
                                                                      =========       =========

Liabilities:
  Corporate debt ...............................................      $ 109,111       $ 107,550
  Junior subordinated debentures payable to Delphi Funding L.L.C         39,143          39,143
  Amounts due to subsidiaries ..................................         10,597          86,692
  Other liabilities ............................................         76,319          82,934
                                                                      ---------       ---------
                                                                        235,170         316,319
                                                                      ---------       ---------

Shareholders' Equity:
  Class A Common Stock .........................................            189             178
  Class B Common Stock .........................................             32              41
  Additional paid-in capital ...................................        373,356         369,385
  Accumulated other comprehensive income (loss) ................         30,003         (10,985)
  Retained earnings ............................................        329,574         274,874
  Treasury stock ...............................................        (51,499)        (51,499)
                                                                      ---------       ---------
                                                                        681,655         581,994
                                                                      ---------       ---------
     Total liabilities and shareholders' equity ................      $ 916,825       $ 898,313
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
                             (DOLLARS IN THOUSANDS)

                                                                              Year Ended December 31,
                                                                    --------------------------------------------
                                                                       2002             2001             2000
                                                                    ----------       ----------       ----------
Revenue:
  Equity in undistributed earnings of subsidiaries ...........      $   91,303       $    5,116       $   11,385
  Dividends from subsidiaries ................................          14,088           31,888            9,588
  Other (loss) income ........................................          (1,653)             136             (809)
  Realized investment gains (losses) .........................             200          (21,853)             427
                                                                    ----------       ----------       ----------
                                                                       103,938           15,287           20,591
                                                                    ----------       ----------       ----------
Expenses:
  Operating expenses .........................................           2,598            1,436            2,143
  Interest expense ...........................................          14,725           19,900           29,892
                                                                    ----------       ----------       ----------
                                                                        17,323           21,336           32,035
                                                                    ----------       ----------       ----------

     Income (loss) before income tax expense (benefit) and
        extraordinary (loss) gain ............................          86,615           (6,049)         (11,444)

Income tax expense (benefit) .................................          25,747           (5,108)          (8,151)
                                                                    ----------       ----------       ----------
     Income (loss) before extraordinary (loss) gain ..........          60,868             (941)          (3,293)

Extraordinary (loss) gain, net of income tax (benefit) expense            (216)           7,446               --
                                                                    ----------       ----------       ----------

     Net income (loss) .......................................      $   60,652       $    6,505       $   (3,293)
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
                             (DOLLARS IN THOUSANDS)

                                                                             Year Ended December 31,
                                                                     -----------------------------------------
                                                                        2002            2001            2000
                                                                     ---------       ---------       ---------
Operating activities:
  Net income (loss) ...........................................      $  60,652       $   6,505       $  (3,293)
  Adjustments to reconcile net income (loss) to net cash (used)
        provided by operating activities:
     Equity in undistributed earnings of subsidiaries .........        (63,915)         (6,316)        (11,546)
     Change in other assets and other liabilities .............        (29,153)          3,341           1,093
     Change in current and deferred income taxes ..............         16,111           4,265          12,017
     Amortization, principally of investments and debt
         issuance costs .......................................           (290)            868             390
     Net realized (gains) losses on investments ...............           (200)         21,853            (427)
     Change in amounts due from/to subsidiaries ...............         18,134         148,444          18,506
     Extraordinary loss (gain) ................................            216          (7,446)             --
                                                                     ---------       ---------       ---------
Net cash (used) provided by operating activities ..............          1,555         171,514          16,740
                                                                     ---------       ---------       ---------

Investing activities:
  Purchases of investments and loans made .....................        (14,348)         (1,195)        (18,672)
  Sales of investments and receipts from repayment of loans ...             --          35,378          17,511
  Maturities of investments ...................................         15,024             400             724
  Net change in short-term investments ........................           (742)         (3,354)          7,069
     Purchases of investments in subsidiaries .................             --          (2,613)        (15,610)
                                                                     ---------       ---------       ---------
  Net cash provided (used) by investing activities ............            (66)         28,616          (8,978)
                                                                     ---------       ---------       ---------

Financing activities:
  Proceeds from issuance of common stock and exercise of
     stock options ............................................          3,973           2,554           2,445
  Dividends paid on common stock ..............................         (5,952)         (5,691)             --
  Acquisition of treasury stock ...............................             --          (2,204)         (5,493)
  Borrowings under revolving credit facilities ................         49,000         102,000          19,000
  Principal payments under revolving credit facilities ........        (37,000)       (227,000)        (26,000)
  Repurchase of Senior Notes ..................................        (10,874)         (8,284)             --
  Repurchase of junior subordinated debentures payable to
     Delphi Funding  L.L.C ....................................             --         (51,329)             --
  Change in liability for securities sold under agreements to
     repurchase ...............................................             --         (10,571)         (4,308)
  Payments received on surplus debenture ......................             --              --           6,990
                                                                     ---------       ---------       ---------
        Net cash used by financing activities .................           (853)       (200,525)         (7,366)
                                                                     ---------       ---------       ---------

Increase (decrease) in cash ...................................            636            (395)            396
Cash at beginning of year .....................................              5             400               4
                                                                     ---------       ---------       ---------
     Cash at end of year ......................................      $     641       $       5       $     400
                                                                     =========       =========       =========

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

The Company received cash dividends from subsidiaries of $13.3 million, $32.7 million and $9.6 million in 2002, 2001 and 2000, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                      Future Policy
                                                      Benefits and
                                       Cost of        Unpaid Claim                     Policyholder
                                       Business        and Claim         Unearned        Account
                                       Acquired         Expenses         Premiums        Balances
                                      ----------      ------------      ----------    -------------
2002
Group employee benefits products      $  130,050      $  1,214,399      $   48,171      $       --
Asset accumulation products ....          38,060            72,043              --         878,820
Other ..........................              --            84,772              --          31,141
                                      ----------      ------------      ----------      ----------
   Total .......................      $  168,110      $  1,371,214      $   48,171      $  909,961
                                      ==========      ============      ==========      ==========

2001
Group employee benefits products      $  113,554      $  1,122,338      $   44,655      $       --
Asset accumulation products ....          55,340            70,003              --         786,214
Other ..........................              --            87,311              --          31,329
                                      ----------      ------------      ----------      ----------
   Total .......................      $  168,894      $  1,279,652      $   44,655      $  817,543
                                      ==========      ============      ==========      ==========

2000
Group employee benefits products      $  100,701      $  1,026,307      $   46,725      $       --
Asset accumulation products ....          55,855            53,097              --         751,311
Other ..........................              --            90,740              --          31,141
                                      ----------      ------------      ----------      ----------
   Total .......................      $  156,556      $  1,170,144      $   46,725      $  782,452
                                      ==========      ============      ==========      ==========

                                                                   Benefits,
                                                                 Claims and      Amortization
                                      Premium         Net          Interest       of Cost of        Other
                                      and Fee      Investment     Credited to       Business      Operating
                                     Income (1)    Income (2)    Policyholders      Acquired       Expenses
                                     ----------    ----------    -------------   ------------     --------
2002
Group employee benefits products      $608,499      $ 89,897      $    420,992      $ 41,608      $113,070
Asset accumulation products ....         2,645        67,464            49,464         4,134         6,382
Other ..........................        16,713         4,675             1,528            --        25,250
                                      --------      --------      ------------      --------      --------
   Total .......................      $627,857      $162,036      $    471,984      $ 45,742      $144,702
                                      ========      ========      ============      ========      ========

2001
Group employee benefits products      $487,994      $ 82,858      $    365,811      $ 30,415      $101,665
Asset accumulation products ....         3,088        69,658            49,455         4,285         5,572
Other ..........................        16,122         4,993             1,730            --        24,128
                                      --------      --------      ------------      --------      --------
   Total .......................      $507,204      $157,509      $    416,996      $ 34,700      $131,365
                                      ========      ========      ============      ========      ========

2000
Group employee benefits products      $447,690      $ 99,924      $    295,321      $ 25,307      $ 92,332
Asset accumulation products ....         2,551        79,319            45,563         4,419         5,432
Other ..........................        16,116         5,333             1,874            --        23,314
                                      --------      --------      ------------      --------      --------
   Total .......................      $466,357      $184,576      $    342,758      $ 29,726      $121,078
                                      ========      ========      ============      ========      ========

(1) Net written premiums for casualty insurance products totaled $162.6 million, $105.5 million and $93.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(2) Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment. The decline in investment income in 2001 and 2002 reflects the liquidation of a substantial majority of the investments of the Company's investment subsidiaries. See Note C to the Consolidated Financial Statements.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                              Percentage
                                                           Ceded to          Assumed                           of Amount
                                            Gross            Other          from Other           Net            Assumed
                                           Amount          Companies        Companies          Amount           to Net
                                         -----------      -----------      ------------      -----------      -----------
Life insurance in force as of
   December 31, 2002 ..............      $95,624,554      $ 7,219,005      $     36,403      $88,441,952               --%
                                         ===========      ============      ===========      ===========

Year ended December 31, 2002:
   Premium and fee income:
      Life insurance and annuity ..      $   238,020      $    24,364      $      1,029      $   214,685               --%
      Accident and health insurance          292,323           48,725             2,146          245,744                1%
      Casualty insurance ..........          153,654           36,109            35,179          152,724               23%
      Other .......................           14,704               --                --           14,704
                                         -----------      ------------      -----------      -----------
Total premium and fee income ......      $   698,701      $   109,198      $     38,354      $   627,857
                                         ===========      ============      ===========      ===========

Life insurance in force as of
   December 31, 2001 ..............      $79,302,191      $ 6,077,095      $     38,101      $73,263,197               --%
                                         ===========      ============      ===========      ===========

Year ended December 31, 2001:
   Premium and fee income:
      Life insurance and annuity ..      $   194,851      $    21,828      $      3,420      $   176,443                2%
      Accident and health insurance          251,132           44,597             9,317          215,852                4%
      Casualty insurance ..........          150,684           60,273            10,362          100,773               10%
      Other .......................           14,136               --                --           14,136
                                         -----------      ------------      -----------      -----------
Total premium and fee income ......      $   610,803      $   126,698      $     23,099      $   507,204
                                         ===========      ============      ===========      ===========

Life insurance in force as of
   December 31, 2000 ..............      $71,047,412      $ 4,418,697      $     41,460      $66,670,175               --%
                                         ===========      ============      ===========      ===========

Year ended December 31, 2000:
   Premium and fee income:
      Life insurance and annuity ..      $   180,910      $    20,240      $      1,716      $   162,386                1%
      Accident and health insurance          231,676           45,390            21,162          207,448               10%
      Casualty insurance ..........          110,006           45,760            18,169           82,415               22%
      Other .......................           14,108               --                --           14,108
                                         -----------      ------------      -----------      -----------
Total premium and fee income ......      $   536,700      $   111,390      $     41,047      $   466,357
                                         ===========      ============      ===========      ===========

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                          December 31,
                                                                 -------------   -------------
                                                                      2002            2001
                                                                 -------------   -------------
Deferred policy acquisition costs...........................       $   6,999       $   5,566

Reserves for unpaid claims and claim expenses (1)...........         534,856         506,778

Discount, if any, deducted from above (2)...................         241,688         224,241

Unearned premiums...........................................          43,904          40,499

                                                             Year Ended December 31,
                                                       --------------------------------------
                                                         2002           2001           2000
                                                       --------      ---------       --------
Earned premiums .................................      $152,724      $ 100,773       $ 82,415

Net investment income ...........................        42,602         38,641         38,318

Claims and claim expenses incurred related to:

   Current year (1) .............................        82,197         73,782         41,716
   Prior years (3) ..............................        15,869         13,896         (1,584)

Amortization of deferred policy acquisition costs        16,190          8,094          4,862

Paid claims and claim adjustment expenses (4) ...        72,869        (23,758)        44,774

Net premiums written ............................       162,559        105,511         93,383

-------
(1) Claims and claim expenses for 2001 include a charge for reserve strengthening of $39.3 million primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. See Note D to the Consolidated Financial Statements.

(2)   Based on interest rates ranging from 3.7% to 7.5%.

(3) In 2002, the claims and claim expenses incurred related to prior years reflect accretion of discounted reserves offset by favorable claims development. In 2001, the claims and claim expenses incurred related to prior years reflect the accretion of discounted reserves and unfavorable claims development. In 2000, the claims and claim expenses incurred related to prior years reflect favorable claims development offset by the accretion of discounted reserves.

(4) In 2001, the paid claims and claim adjustment expenses reflect the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re.