Form 10-Q
period 2003-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2003-05-13
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the Quarterly Period Ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 001-11462



                          DELPHI FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                            (302) 478-5142                             13-3427277
--------------------------              -------------------------               --------------------------------
(State or other jurisdiction of        (Registrant's telephone number,          (I.R.S. Employer Identification
incorporation or organization)            including area code)                      Number)


        1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware             19899
----------------------------------------------------------------------------------------------------------------
                     (Address of principal executive offices)                               (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                 Yes   X                            No  ____
                     -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                 Yes   X                           No  ____
                     -----

As of April 30, 2003, the Registrant had 17,405,436 shares of Class A Common Stock and 3,038,905 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                       Page
                                                                                       ----
PART I.     FINANCIAL INFORMATION (UNAUDITED)

            Consolidated Statements of Income for the Three
                Months Ended March 31, 2003 and 2002..................................   3

            Consolidated Balance Sheets at March 31, 2003 and
                December 31, 2002.....................................................   4

            Consolidated Statements of Shareholders' Equity for the
                Three Months Ended March 31, 2003 and 2002............................   5

            Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2003 and 2002............................   6

            Notes to Consolidated Financial Statements................................   7

            Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................  10


PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K.................................  16

            Signatures................................................................  16

            Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..  17

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                    2003         2002
                                                                 ---------     --------
Revenue:
 Premium and fee income ................................        $171,761        $156,827
 Net investment income .................................          45,705          41,064
 Net realized investment gains .........................           1,215              95
                                                                --------        --------

                                                                 218,681         197,986
                                                                --------        --------

Benefits and expenses:
 Benefits, claims and interest credited to policyholders         130,414         120,533
 Commissions ...........................................          11,989           9,847
 Amortization of cost of business acquired .............          12,337          10,449
 Other operating expenses ..............................          28,706          25,325
                                                                --------        --------
                                                                 183,446         166,154
                                                                --------        --------

     Operating income ..................................          35,235          31,832

Interest expense:
 Corporate debt ........................................           2,269           2,528
 Dividends on Capital Securities of Delphi Funding L.L.C             839             839
                                                                --------        --------
                                                                   3,108           3,367
                                                                --------        --------

     Income before income tax expense ..................          32,127          28,465

Income tax expense .....................................           9,631           8,895
                                                                --------        --------

     Net income ........................................        $ 22,496        $ 19,570
                                                                ========        ========


Basic results per share of common stock:
 Net income ............................................        $   1.08        $   0.95

Diluted results per share of common stock:
 Net income ............................................        $   1.06        $   0.93

Dividends paid per share of common stock ...............        $   0.08        $   0.07


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  March 31,        December 31,
                                                                                     2003               2002
                                                                                 ------------        -----------
Assets:
  Investments:
     Fixed maturity securities, available for sale .......................        $ 2,467,674         $ 2,495,629
     Short-term investments ..............................................            215,549             204,890
     Other investments ...................................................            217,684             115,532
                                                                                  -----------         -----------
                                                                                    2,900,907           2,816,051
  Cash ...................................................................             53,160              27,669
  Cost of business acquired ..............................................            177,427             168,110
  Reinsurance receivables ................................................            391,678             392,659
  Goodwill ...............................................................             93,929              93,929
  Other assets ...........................................................            184,282             163,371
  Assets held in separate account ........................................             74,026              73,153
                                                                                  -----------         -----------
     Total assets ........................................................        $ 3,875,409         $ 3,734,942
                                                                                  ===========         ===========


Liabilities and Shareholders' Equity:
  Future policy benefits:
     Life ................................................................        $   235,818         $   229,743
     Disability and accident .............................................            403,860             390,717
  Unpaid claims and claim expenses:
     Life ................................................................             45,080              40,627
     Disability and accident .............................................            178,215             175,271
     Casualty ............................................................            530,699             534,856
  Policyholder account balances ..........................................            924,382             909,961
  Corporate debt .........................................................            128,133             118,139
  Other liabilities and policyholder funds ...............................            637,834             554,890
  Liabilities related to separate account ................................             63,582              63,033
                                                                                  -----------         -----------
     Total liabilities ...................................................          3,147,603           3,017,237
                                                                                  -----------         -----------

  Company-obligated mandatorily redeemable Capital Securities of Delphi
     Funding L.L.C. holding solely junior subordinated deferrable interest
     debentures of the Company ...........................................             36,050              36,050
                                                                                  -----------         -----------

  Shareholders' equity:
     Preferred Stock, $.01 par; 10,000,000 shares authorized .............                 --                  --
     Class A Common Stock, $.01 par; 40,000,000 shares authorized;
        18,948,958 and 18,927,855 shares issued and outstanding,
        respectively .....................................................                189                 189
     Class B Common Stock, $.01 par; 20,000,000 shares authorized;
        3,194,905 shares issued and outstanding ..........................                 32                  32
     Additional paid-in capital ..........................................            373,889             373,356
     Accumulated other comprehensive income ..............................             26,205              30,003
     Retained earnings ...................................................            350,419             329,574
     Treasury stock, at cost; 1,706,690 and 1,505,290 shares of Class A
        Common Stock, respectively .......................................            (58,978)            (51,499)
                                                                                  -----------         -----------
        Total shareholders' equity .......................................            691,756             681,655
                                                                                  -----------         -----------
          Total liabilities and shareholders' equity .....................        $ 3,875,409         $ 3,734,942
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Accumulated
                                       Class A     Class B     Additional     Other
                                       Common      Common       Paid-in   Comprehensive    Retained     Treasury
                                        Stock       Stock       Capital   (Loss) Income    Earnings       Stock          Total
                                     ---------    ---------     ---------    ---------     ---------     ---------     ---------
Balance, January 1, 2002 ........    $     178    $      41     $ 369,385    $ (10,985)    $ 274,874     $ (51,499)    $ 581,994
                                                                                                                       ---------

Net income ......................           --           --            --           --        19,570            --        19,570
Other comprehensive income:
  Increase in net unrealized
    depreciation on investments .           --           --            --      (15,126)           --            --       (15,126)
                                                                                                                       ---------
Comprehensive income ............           --           --            --           --            --            --         4,444
Issuance of stock and exercise of
  stock options .................            5           (4)        1,330           --            --            --         1,331
Cash dividends ..................           --           --            --           --        (1,431)           --        (1,431)
                                     ---------    ---------     ---------    ---------     ---------     ---------     ---------
Balance, March 31, 2002 .........    $     183    $      37     $ 370,715    $ (26,111)    $ 293,013     $ (51,499)    $ 586,338
                                     =========    =========     =========    =========     =========     =========     =========

Balance, January 1, 2003 ........    $     189    $      32     $ 373,356    $  30,003     $ 329,574     $ (51,499)    $ 681,655


Net income ......................           --           --            --           --        22,496            --        22,496
Other comprehensive income:
  Decrease in net unrealized
    appreciation on investments .           --           --            --       (3,024)           --            --        (3,024)
  Increase in net unrealized
    loss on cash flow hedge .....           --           --            --         (774)           --            --          (774)
                                                                                                                       ---------
Comprehensive income ............           --           --            --           --            --            --        18,698
Issuance of stock and exercise of
  stock options .................           --           --           533           --            --            --           533
Acquisition of treasury stock ...           --           --            --           --            --        (7,479)       (7,479)
Cash dividends ..................           --           --            --           --        (1,651)           --        (1,651)
                                     ---------    ---------     ---------    ---------     ---------     ---------     ---------
Balance, March 31, 2003 .........    $     189    $      32     $ 373,889    $  26,205     $ 350,419     $ (58,978)    $ 691,756
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                             2003          2002
                                                                           --------      --------
Operating activities:
   Net income .........................................................    $  22,496     $  19,570
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Change in policy liabilities and policyholder accounts ...........       60,689        63,065
     Net change in reinsurance receivables and payables ...............        1,865        (2,347)
     Amortization, principally the cost of business acquired and
        investments ...................................................        5,353         6,033
     Deferred costs of business acquired ..............................      (22,860)      (20,196)
     Net realized gains on investments ................................       (1,215)          (95)
     Net change in trading account securities .........................       (3,422)        2,340
     Net change in federal income tax liability .......................        9,605        10,050
     Other ............................................................      (31,191)      (10,187)
                                                                           ---------     ---------
       Net cash provided by operating activities ......................       41,320        68,233
                                                                           ---------     ---------

Investing activities:
   Purchases of investments and loans made ............................     (337,577)     (277,965)
   Sales of investments and receipts from repayment of loans ..........      286,852       173,516
   Maturities of investments ..........................................       38,793        67,185
   Net change in short-term investments ...............................      (10,519)      (69,537)
   Change in deposit in separate account ..............................         (324)         (230)
                                                                           ---------     ---------
       Net cash used by investing activities ..........................      (22,775)     (107,031)
                                                                           ---------     ---------

Financing activities:
   Deposits to policyholder accounts ..................................       24,788        16,343
   Withdrawals from policyholder accounts .............................      (19,245)      (13,742)
   Proceeds from issuance of common stock and exercise of stock options          533         1,331
   Dividends paid on common stock .....................................       (1,651)       (1,431)
   Acquisition of treasury stock ......................................       (7,479)           --
   Borrowings under revolving credit facility .........................       14,000            --
   Principal payments under revolving credit facilities ...............       (4,000)       (5,000)
   Change in liability for Federal Home Loan Bank advances ............           --        25,000
   Change in liability for securities loaned or sold under agreements
     to repurchase ....................................................           --        18,162
                                                                           ---------     ---------
       Net cash provided by financing activities ......................        6,946        40,663
                                                                           ---------     ---------

Increase in cash ......................................................       25,491         1,865
Cash at beginning of period ...........................................       27,669        11,682
                                                                           ---------     ---------
       Cash at end of period ..........................................    $  53,160     $  13,547
                                                                           =========     =========



                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with that reflected in the Company's report on Form 10-K for the year ended December 31, 2002. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2002. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2002.

Stock Options. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Company's stock option plans, because, in each case, the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (dollars in thousands, except per share data):


                                                                     Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                      2003           2002
                                                                   ----------     ----------
Net income, as reported .......................................    $   22,496     $   19,570
Deduct: Total stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects .................................          (459)          (619)
                                                                   ----------     ----------
Pro forma net income ..........................................    $   22,037     $   18,951
                                                                   ==========     ==========

Earnings per share:
Basic, as reported ............................................    $     1.08     $     0.95
Basic,  pro forma .............................................          1.06           0.92

Diluted, as reported ..........................................    $     1.06     $     0.93
Diluted, pro forma ............................................          1.04           0.89

Recently Adopted Accounting Standards. In January 2003, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entitites," which provides new criteria for determining whether or not consolidation accounting is required for a variable interest entity ("VIE"). If applicable, FIN 46 would require consolidation of a VIE's assets, liabilities and results of operations, with minority interest recorded for the ownership share applicable to other investors. Where consolidation is required, additional disclosures may be required. The consolidation provisions of FIN 46 are effective for VIEs established subsequent to January 31, 2003 and for pre-existing VIEs as of July 1, 2003. The Company has not yet determined the impact, if any, the adoption of FIN 46 will have on the Company's consolidated financial statements.

NOTE B - INVESTMENTS

At March 31, 2003, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,467.7 million and an amortized cost of $2,406.0 million. At December 31, 2002, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,495.6 million and an amortized cost of $2,429.7 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - SEGMENT INFORMATION

                                                                     Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                        2003        2002
                                                                     --------     --------
                                                                    (dollars in thousands)
Revenues excluding net realized investment gains:
   Group employee benefit products                                  $ 192,014     $ 175,039
   Asset accumulation products ...                                     20,384        17,606
   Other (1) .....................                                      5,068         5,246
                                                                    ---------     ---------
                                                                    $ 217,466     $ 197,891
                                                                    =========     =========

Operating income (2):
   Group employee benefit products                                  $  33,476     $  30,353
   Asset accumulation products ...                                      3,665         2,993
   Other (1) .....................                                     (3,121)       (1,609)
                                                                    ---------     ---------

                                                                    $  34,020     $  31,737
                                                                    =========     =========


(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Income excluding net realized investment gains and before interest and income tax expense.


NOTE D - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in unrealized loss on a cash flow hedge. Total comprehensive income was $18.7 million and $4.4 million for the first quarter of 2003 and 2002, respectively.


NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -----------------
                                                                     2003       2002
Numerator:
  Net income ..................................................    $22,496    $19,570
                                                                   =======    =======

Denominator:
  Weighted average common shares outstanding ..................     20,823     20,688
    Effect of dilutive securities .............................        391        465
                                                                   -------    -------
  Weighted average common shares outstanding, assuming dilution     21,214     21,153
                                                                   =======    =======

Basic results per share of common stock:
Net income ....................................................    $  1.08    $  0.95
                                                                   =======    =======

Diluted results per share of common stock:
Net income ....................................................    $  1.06    $  0.93
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

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K for the year ended December 31, 2002. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Premium and Fee Income. Premium and fee income for the first quarter of 2003 was $171.8 million as compared to $156.8 million for the first quarter of 2002, an increase of 10%. Premiums from core group employee benefit products increased 26% to $162.2 million for the first quarter of 2003 from $129.2 million for the first quarter of 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 50% to $34.4 million for the first quarter of 2003 from $22.9 million for the first quarter of 2002 primarily due to the favorable pricing environment and the strong demand for this product as a result of higher primary workers' compensation rates. SNCC obtained price increases of 15% in connection with its renewals of insurance coverage during the first quarter of 2003, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. New business production for excess workers' compensation products was $10.6 million for the first quarter of 2003, slightly greater than the $10.3 million achieved for the first quarter of 2002. Retention of existing customers for excess workers' compensation products for the first quarter of 2003 was slightly higher than for the first quarter of 2002. Premiums for the Company's other group employee benefit products increased 20% to $127.8 million for the first quarter of 2003 from $106.3 million for the first quarter of 2002. New business production for the Company's other core group employee benefit products was $47.0 million for the first quarter of 2003, slightly greater than fourth quarter 2002 new business production of $46.7 million. New business production for the Company's other core group employee benefit products for the first quarter of 2002 was particularly strong at $53.2 million. During the first quarter of 2003, retention of existing customers for these products was unchanged from the same period in 2002. Price increases continued to be implemented for certain disability customers.

Premiums from non-core group employee benefit products were $4.8 million for the first quarter of 2003 as compared to $23.2 million for the first quarter of 2002. Premiums from non-core group employee benefit products for the first quarter of 2002 included a high level of premiums from loss portfolio transfers, which are episodic in nature. The 2003 period did not include any premiums from loss portfolio transfers.

Deposits from the Company's asset accumulation products were $23.8 million for the first quarter of 2003 as compared to $15.2 million for the first quarter of 2002. Deposits for these products, which are long-term in nature, are recorded as liabilities rather than as premiums. The Company continues to maintain its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2002 and the first quarter of 2003. The increase in deposits from the Company's asset accumulation products in the first quarter of 2003 was primarily due to the pullback of certain fixed annuity providers from the wholesale distribution chain and heightened demand for fixed annuity products as a result of adverse conditions in the equity markets. This increase is also attributable to an increase in the number of networks of independent agents distributing the Company's annuity products.

Net Investment Income. Net investment income for the first quarter of 2003 was $45.7 million as compared to $41.1 million for the first quarter of 2002, an increase of 11%. This increase primarily reflects an increase in average invested assets in 2003, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.7% on average invested assets of $2,834.9 million for the first quarter of 2003 and 6.9% on average invested assets of $2,467.1 million for the first quarter of 2002.

Net Realized Investment Gains. Net realized investment gains were $1.2 million for the first quarter of 2003 as compared to $0.1 million for the first quarter of 2002. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2003 and 2002, the Company recognized $6.3 million and $4.5 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and such decline is determined in the judgment of management to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first quarters of 2003 and 2002, the Company recognized $5.1 million and $3.6 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses due to the other than temporary declines in the market values of fixed maturity securities recognized during 2003, which totaled $3.3 million on an after-tax basis, resulted primarily from credit quality-related deterioration in the corporate debt markets, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $183.4 million as compared to $166.2 million for the first quarter of 2002, an increase of 10%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.0% for the first quarters of 2003 and 2002.

Income Tax Expense. Income tax expense was $9.6 million for the first quarter of 2003 as compared to $8.9 million for the first quarter of 2002. The Company's effective tax rate was 30.0% for the first quarter of 2003 and 31.2% for the first quarter of 2002. The effective tax rate in the 2003 period reflects a higher level of tax-exempt investment income.

Net Income. Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the Company's operating trends and in comparing the Company's performance with that of other companies in its industry. Operating earnings exclude discretionary income or loss items such as realized investment gains and losses. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Therefore, realized investment gains and losses do not represent elements of the Company's ongoing earnings capacity. However, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (net of the related income tax expense), were $21.7 million, or $1.02 per diluted share, for the first quarter of 2003 as compared to $19.5 million, or $0.93 per diluted share, for the first quarter of 2002. The increase in operating earnings in the current period is attributable to the growth in income from group employee benefit products in the first quarter of 2003 as compared to the 2002 period. Realized investment gains (net of the related income tax expense) excluded from the calculation of operating earnings were $0.8 million ($0.04 per diluted share) and $0.1 million for the first quarters of 2003 and 2002, respectively. Net income, which is the GAAP measure most comparable to operating earnings, was $22.5 million and $19.6 million for the first quarters of 2003 and 2002, respectively. Net income per diluted share was $1.06 and $0.93 for the first quarters of 2003 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $37.5 million of financial resources available at the holding company level at March 31, 2003, which was primarily comprised of investments in the common stock of its investment subsidiaries. The assets of the investment subsidiaries are primarily invested in fixed maturity securities and balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments of up to $46.6 million during 2003, of which $1.8 million has been paid during the first quarter of 2003. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $103.0 million of borrowings available to it under its revolving credit facility. A shelf registration is also in effect under which up to $250.0 million in securities may be issued by the Company.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, the Senior Notes, the SIG Senior Notes and the Subordinated Notes and distributions on the Capital Securities. The Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The SIG Senior Notes mature in their entirety in May 2003. The Subordinated Notes mature in their entirety in June 2003. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007.

Subject to market conditions, the Company may refinance its revolving credit facility and its Senior Notes prior to maturity through the issuance of debt securities covered by the shelf registration. On May 12, 2003, the Company commenced an underwritten offering of $100,000,000 aggregate principal amount of new senior notes due 2033 under the shelf registration, the proceeds of which would be used to repay outstanding indebtedness under the revolving credit facility and to repay at maturity or repurchase existing Senior Notes. However, no assurance can be given that such an offering will be completed. This Form 10-Q does not by itself constitute an offer to sell or a solicitation of offers to purchase any securities. To mitigate the risk of interest rates rising before such refinancing could be completed, the Company entered into a treasury rate lock agreement, with a notional amount of $150.0 million, pursuant to which the Company will receive (or make) a single payment at the conclusion of the agreement, depending on the extent to which the market yield on the specified U.S. Treasury security rises (or falls) over the term of the agreement. The agreement was entered into in September 2002 with a term of one year. Any gains or losses on the treasury rate lock agreement would be deferred and amortized as a component of interest expense over the hedged term of any debt securities issued in the refinancing, or recognized in income if, and at the time, the Company concludes that the refinancing is improbable or that the agreement is ineffective as a hedge under the applicable accounting rules, to the extent of such ineffectiveness.

The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2003, the Company repurchased 201,400 shares of its Class A Common Stock at a total cost of $7.5 million, for a volume-weighted average price of $37.13 per share. At March 31, 2003, approximately 728,700 shares were remaining under the currently authorized share repurchase program.

Sources of liquidity available to the Company and its subsidiaries are expected to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $2.9 billion at March 31, 2003, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at March 31, 2003. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of these and certain other risks relating to the Company's investment portfolio.


MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2002.


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

The Company's reserves for future policy benefits and unpaid claims and claim expenses are estimates. These estimates are subject to variability, since the factors and events affecting the ultimate liability have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed above, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

     THE MARKET VALUES OF THE COMPANY'S INVESTMENTS FLUCTUATE.

The market values of the Company's investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company's investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company's operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required or determine to sell certain investments at a price and a time when the market value of such investments is less than the book value of such investments.

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

At March 31, 2003, mortgage-backed securities comprised 21% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At March 31, 2003, the Company had outstanding advances of $207.0 million. These advances, of which $195.0 million were obtained at a fixed rate and $12.0 million were obtained at a variable rate, have a weighted average term to maturity of 5.3 years. A total of $57.0 million of these advances will mature at various times during the remainder of 2003. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

The types and amounts of investments made by the Company's insurance subsidiaries are subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's revolving credit facility and the SIG Senior Notes also contain limitations, with which the Company is currently in compliance in all material aspects, on the composition of the Company's investment portfolio.

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

     THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss, furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which may result in the Company retaining a higher portion of such losses should they occur. There can be no assurance that the Company will be able to obtain such coverages on acceptable terms, if at all, in the future. However, under the Terrorism Risk Insurance Act of 2002, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above SNCC's annual deductible.

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

     THE FINANCIAL SERVICES INDUSTRY IS HIGHLY COMPETITIVE.

The Company competes with numerous other insurance and financial services companies. Many of these organizations have substantially greater assets, higher ratings from rating agencies, larger and more diversified portfolios of insurance products and larger agency sales operations than the Company. Competition in asset accumulation product markets is also encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.1 2003 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc.

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

        The Company filed a report on Form 8-K on February 13, 2003, under Item 9, containing a press release announcing fourth quarter 2002 earnings.


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


                               /s/     THOMAS W. BURGHART
                               -------------------------------------------------
                               Thomas W. Burghart
                               Vice President and Treasurer
                               (Principal Accounting and Financial Officer)

Date:  May 13, 2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003

                                       /s/    THOMAS W. BURGHART
                                       ------------------------------------
                                       Thomas W. Burghart
                                       Vice President and Treasurer