Form 10-Q
period 2003-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2003-08-13
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                 (302) 478-5142                 13-3427277
   --------                 --------------                 ----------
(State or other             (Registrant's               (I.R.S. Employer
jurisdiction of            telephone number,             Identification
incorporation or          including area code)              Number)
organization)

       1105 North Market Street, Suite 1230,
       P.O. Box 8985, Wilmington, Delaware                    19899
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

                             Yes  [X]                No [ ]

  As of July 31, 2003, the Registrant had 17,751,799 shares of Class A Common
        Stock and 2,784,905 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION (UNAUDITED)

               Consolidated Statements of Income for the Three and Six
                   Months Ended June 30, 2003 and 2002.................................................   3

               Consolidated Balance Sheets at June 30, 2003 and
                   December 31, 2002...................................................................   4

               Consolidated Statements of Shareholders' Equity for the
                   Six Months Ended June 30, 2003 and 2002.............................................   5

               Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2003 and 2002.............................................   6

               Notes to Consolidated Financial Statements..............................................   7

               Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................................................  11

PART II.       OTHER INFORMATION

               Item 4.  Submission of Matters to a Vote of Security Holders............................  20

               Item 6.  Exhibits and Reports on Form 8-K...............................................  20

               Signatures..............................................................................  21

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                  --------------------------     --------------------------
                                                                     2003            2002           2003            2002
                                                                  -----------    -----------     -----------    -----------
Revenue:
   Premium and fee income....................................     $   174,920    $   156,348     $   346,681    $   313,175
   Net investment income.....................................          49,354         39,105          95,059         80,169
   Net realized investment gains.............................           3,464            218           4,679            313
   Loss on extinguishment of debt ...........................               -           (332)              -           (332)
                                                                  -----------    -----------     -----------    -----------
                                                                      227,738        195,339         446,419        393,325
                                                                  -----------    -----------     -----------    -----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders...         130,213        116,415         260,627        236,948
   Commissions...............................................          13,281         12,184          25,270         22,031
   Amortization of cost of business acquired.................          13,612         10,623          25,949         21,072
   Other operating expenses..................................          30,612         24,663          59,318         49,988
                                                                  -----------    -----------     -----------    -----------
                                                                      187,718        163,885         371,164        330,039
                                                                  -----------    -----------     -----------    -----------

      Operating income.......................................          40,020         31,454          75,255         63,286

Interest expense:
   Corporate debt............................................           3,535          2,230           5,804          4,758
   Dividends on capital securities...........................             977            839           1,816          1,678
                                                                  -----------    -----------     -----------    -----------
                                                                        4,512          3,069           7,620          6,436
                                                                  -----------    -----------     -----------    -----------

      Income before income tax expense.......................          35,508         28,385          67,635         56,850

Income tax expense...........................................          10,816          8,869          20,447         17,764
                                                                  -----------    -----------     -----------    -----------

      Net income.............................................     $    24,692    $    19,516     $    47,188    $    39,086
                                                                  ===========    ===========     ===========    ===========

Basic results per share of common stock:
   Net income................................................     $      1.19    $      0.94     $      2.27    $      1.89

Diluted results per share of common stock:
   Net income................................................     $      1.16    $      0.92     $      2.22    $      1.84

Dividends paid per share of common stock.....................     $      0.08    $      0.07     $      0.16    $      0.14

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        June 30,       December 31,
                                                                                          2003             2002
                                                                                      ------------     ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale................................   $  2,646,380     $  2,495,629
      Short-term investments.......................................................        219,329          204,890
      Other investments............................................................        243,849          115,532
                                                                                      ------------     ------------
                                                                                         3,109,558        2,816,051
   Cash............................................................................         25,257           27,669
   Cost of business acquired.......................................................        169,664          168,110
   Reinsurance receivables.........................................................        398,903          392,659
   Goodwill........................................................................         93,929           93,929
   Other assets....................................................................        183,135          163,371
   Assets held in separate account.................................................         85,212           73,153
                                                                                      ------------     ------------
      Total assets.................................................................   $  4,065,658     $  3,734,942
                                                                                      ============     ============

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life.........................................................................   $    239,103     $    229,743
Disability and accident............................................................        417,133          390,717
   Unpaid claims and claim expenses:
      Life.........................................................................         44,521           40,627
      Disability and accident......................................................        182,561          175,271
      Casualty.....................................................................        546,446          534,856
   Policyholder account balances...................................................        936,829          909,961
   Corporate debt..................................................................        210,235          118,139
   Other liabilities and policyholder funds........................................        613,732          554,890
   Liabilities related to separate account.........................................         71,251           63,033
                                                                                      ------------     ------------
      Total liabilities............................................................      3,261,811        3,017,237
                                                                                      ------------     ------------

   Company-obligated mandatorily redeemable capital securities
      of subsidiaries .............................................................         56,050           36,050
                                                                                      ------------     ------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized......................              -               -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         19,211,450 and 18,927,855 shares issued and outstanding, respectively.....            192              189
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         2,984,905 and 3,194,905 shares issued and outstanding, respectively.......             30               32
      Additional paid-in capital...................................................        375,589          373,356
      Accumulated other comprehensive income.......................................         57,491           30,003
      Retained earnings............................................................        373,473          329,574
      Treasury stock, at cost; 1,706,690 and 1,505,290 shares of Class A
         Common Stock, respectively................................................        (58,978)         (51,499)
                                                                                      ------------     ------------
         Total shareholders' equity................................................        747,797          681,655
                                                                                      ------------     ------------
             Total liabilities and shareholders' equity............................   $  4,065,658     $  3,734,942
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Accumulated
                                        Class A     Class B    Additional       Other
                                         Common      Common     Paid-in      Comprehensive   Retained      Treasury
                                         Stock       Stock      Capital      (Loss) Income   Earnings        Stock         Total
                                       ---------   ---------   ---------     ------------    ---------     ---------     ---------
Balance, January 1, 2002.............  $     178   $      41   $ 369,385     $    (10,985)   $ 274,874     $ (51,499)    $ 581,994
                                                                                                                         ---------

Net income...........................          -           -           -                -       39,086             -        39,086
Other comprehensive income:
   Decrease in net unrealized
     depreciation on investments.....          -           -           -            8,005            -             -         8,005
                                                                                                                         ---------
Comprehensive income.................                                                                                       47,091

Issuance of stock, exercise of stock
   options and share conversions.....          9          (8)      2,577                -            -             -         2,578
Cash dividends.......................          -           -           -                -       (2,866)            -        (2,866)
                                       ---------   ---------   ---------     ------------    ---------     ---------     ---------

Balance, June 30, 2002...............  $     187   $      33   $ 371,962     $     (2,980)   $ 311,094     $ (51,499)    $ 628,797
                                       =========   =========   =========     ============    =========     =========     =========

Balance, January 1, 2003.............  $     189   $      32   $ 373,356     $     30,003    $ 329,574     $ (51,499)    $ 681,655
                                                                                                                         ---------

Net income...........................          -           -           -                -       47,188             -        47,188
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments.....          -           -           -           31,987            -             -        31,987
   Increase in net loss on
     cash flow hedge.................          -           -           -           (4,499)           -             -        (4,499)
                                                                                                                         ---------
Comprehensive income.................                                                                                       74,676

Issuance of stock, exercise of stock
   options and share conversions.....          3          (2)      1,802                -            -             -         1,803
Stock-based compensation.............          -           -         431                -            -             -           431
Acquisition of treasury stock........          -           -           -                -            -        (7,479)       (7,479)
Cash dividends.......................          -           -           -                -       (3,289)            -        (3,289)
                                       ---------   ---------   ---------     ------------    ---------     ---------     ---------

Balance, June 30, 2003...............  $     192   $      30   $ 375,589     $     57,491    $ 373,473     $ (58,978)    $ 747,797
                                       =========   =========   =========     ============    =========     =========     =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                            2003           2002
                                                                                        -----------     -----------
Operating activities:
   Net income........................................................................   $    47,188     $    39,086
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts.........................        88,172          75,246
      Net change in reinsurance receivables and payables.............................        (3,965)         (9,265)
      Amortization, principally the cost of business acquired and investments........        14,134             837
      Deferred costs of business acquired............................................       (39,320)        (33,729)
      Net realized gains on investments..............................................        (4,679)           (313)
      Loss on extinguishment of debt.................................................             -             332
      Net change in trading account securities.......................................        (5,513)          3,200
      Net change in federal income tax liability.....................................         9,382          10,166
      Other..........................................................................       (13,864)          3,604
                                                                                        -----------     -----------
        Net cash provided by operating activities....................................        91,535          89,164
                                                                                        -----------     -----------

Investing activities:
   Purchases of investments and loans made...........................................      (755,971)       (492,711)
   Sales of investments and receipts from repayment of loans.........................       514,257         319,379
   Maturities of investments.........................................................       100,640          96,395
   Net change in short-term investments..............................................       (14,289)        (70,224)
   Change in deposit in separate account.............................................        (3,841)            212
                                                                                        -----------     -----------
        Net cash used by investing activities........................................      (159,204)       (146,949)
                                                                                        -----------     -----------

Financing activities:
   Deposits to policyholder accounts.................................................        56,078          38,727
   Withdrawals from policyholder accounts............................................       (41,743)        (28,776)
   Proceeds from issuance of 2033 Senior Notes.......................................       139,222               -
   Borrowings under revolving credit facilities......................................        28,000          29,000
   Principal payments under revolving credit facilities..............................       (65,000)        (13,000)
   Repayments or repurchase of other corporate debt..................................       (14,650)        (19,874)
   Proceeds from issuance of 2003 Capital Securities.................................        19,399               -
   Change in liability for Federal Home Loan Bank advances...........................       (35,000)         35,000
   Change in liability for securities loaned.........................................             -          19,153
   Other financing activities........................................................       (21,049)           (288)
                                                                                        -----------     -----------
        Net cash provided by financing activities....................................        65,257          59,942
                                                                                        -----------     -----------

Increase in cash.....................................................................        (2,412)          2,157
Cash at beginning of period..........................................................        27,669          11,682
                                                                                        -----------     -----------
      Cash at end of period..........................................................   $    25,257     $    13,839
                                                                                        ===========     ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2002.

Accounting Changes

Loss on extinguishment of debt. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt are classified as income or loss from operations in the income statement. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 145.

Stock options. Prior to the second quarter of 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense was recognized in the Company's financial statements for the three and six months ended June 30, 2002. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," the recognition provisions of SFAS No. 123 will be applied to all option awards granted, modified, or settled after January 1, 2003. The expense related to stock-based compensation included in the determination of the Company's net income for 2003 will be less than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No.
123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 as of its original effective date:

                                                                           Three Months Ended        Six Months Ended
                                                                                June 30,                June 30,
                                                                         ---------------------    ---------------------
                                                                           2003        2002          2003        2002
                                                                         ---------   ---------    ---------   ---------
                                                                          (dollars in thousands, except per share data)
Net income, as reported..............................................    $  24,692   $  19,516    $  47,188   $  39,086
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects................          352           -          352           -
Deduct: Stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects........................................         (505)       (646)        (960)     (1,265)
                                                                         ---------   ---------    ---------   ---------
Pro forma net income.................................................    $  24,539   $  18,870    $  46,580   $  37,821
                                                                         =========   =========    =========   =========

Earnings per share:
   Basic, as reported................................................    $    1.19   $    0.94    $    2.27   $    1.89
   Basic, pro forma..................................................         1.19        0.91         2.24        1.83

   Diluted, as reported..............................................    $    1.16   $    0.92    $    2.22   $    1.84
   Diluted, pro forma................................................         1.14        0.88         2.18        1.77

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entitites," which provides new criteria for determining whether consolidation accounting is required for a variable interest entity ("VIE"). If applicable, FIN 46 would under certain circumstances require consolidation of a VIE's assets, liabilities and results of operations, with a minority interest recorded for the ownership share applicable to other investors. Where consolidation is required, additional disclosures may be required. The consolidation provisions of FIN 46 are effective for VIEs established subsequent to January 31, 2003 and for pre-existing VIEs as of July 1, 2003. The adoption of FIN 46 will not have a material effect on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will be required to reclassify as liabilities the Company-obligated mandatorily redeemable capital securities of subsidiaries, which are presented in the mezzanine section of the balance sheet as of June 30, 2003. The adoption of SFAS No. 150 will not have a material effect on the financial position, results of operations or compliance with the debt covenants of the Company.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP No. 03-1 is required to be adopted for fiscal years beginning after December 15, 2003 and, therefore, the Company will adopt the new requirements effective January 1, 2004. Prior to SOP No. 03-1, the Company has been required to report the aggregate of all separate account assets as a single caption on its balance sheet, which has been titled "Assets held in separate account." SOP 03-1 requires that the Company allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At June 30, 2003, the Company's proportionate interest in the separate account's assets was $14.0 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 will not have a material effect on the financial position or results of operations of the Company.

NOTE B - INVESTMENTS

At June 30, 2003, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,646.4 million and an amortized cost of $2,521.5 million. At December 31, 2002, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,495.6 million and an amortized cost of $2,429.7 million.

NOTE C - CORPORATE DEBT

On May 20, 2003, the Company issued $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay all of the outstanding borrowings under the Company's revolving credit facility and will be used to repay at maturity or repurchase existing Senior Notes. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2003. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - CORPORATE DEBT - (CONTINUED)

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $12.1 million of the loss on the treasury rate lock agreement was recorded in accumulated other comprehensive income and will be amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such $12.1 million loss into interest expense over the next twelve months. The remaining $1.7 million of loss on the treasury rate lock agreement was deemed ineffective and, therefore, was recognized as a reduction of net investment income for the three and six months ended June 30, 2003.

NOTE D - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARIES

On May 15, 2003, Delphi Financial Statutory Trust I (the "Trust"), a recently-created Connecticut statutory trust and wholly owned subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures").

Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2003. The interest rate on the 2003 Junior Debentures through August 15, 2003 is 5.41%, and will be reset quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

NOTE E - SEGMENT INFORMATION

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                        ----------------------    -----------------------
                                                                           2003        2002           2003         2002
                                                                        ----------  ----------    ----------   ----------
                                                                                     (dollars in thousands)
Revenues:
   Group employee benefit products................................      $  194,819  $  173,335    $  386,833   $  348,374
   Asset accumulation products....................................          22,076      16,773        42,460       34,379
   Other (1)......................................................           7,379       5,345        12,447       10,591
                                                                        ----------  ----------    ----------   ----------
                                                                           224,274     195,453       441,740      393,344

   Net realized investment gains..................................           3,464         218         4,679          313
   Loss on extinguishment of debt.................................               -        (332)            -         (332)
                                                                        ----------  ----------    ----------   ----------
                                                                        $  227,738  $  195,339    $  446,419   $  393,325
                                                                        ==========  ==========    ==========   ==========

Operating income:
   Group employee benefit products................................      $   33,477  $   30,680    $   66,953   $   61,033
   Asset accumulation products....................................           5,522       1,858         9,187        4,851
   Other (1)......................................................          (2,443)       (970)       (5,564)      (2,579)
                                                                        ----------  ----------    ----------   ----------
                                                                            36,556      31,568        70,576       63,305

   Net realized investment gains..................................           3,464         218         4,679          313
   Loss on extinguishment of debt.................................               -        (332)            -         (332)
                                                                        ----------  ----------    ----------   ----------
                                                                        $   40,020  $   31,454    $   75,255   $   63,286
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge. Total comprehensive income was $74.7 million and $47.1 million for the first six months of 2003 and 2002, respectively, and $56.0 million and $42.6 million for the second quarters of 2003 and 2002, respectively.

NOTE G - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                                          Three Months Ended        Six Months Ended
                                                                               June 30,                June 30,
                                                                         --------------------     --------------------
                                                                           2003        2002         2003        2002
                                                                         --------    --------     --------   ---------
                                                                         (dollars in thousands, except per share data)
Numerator:
   Net income .......................................................    $ 24,692    $ 19,516     $ 47,188   $  39,086
                                                                         ========    ========     ========   =========

Denominator:
   Weighted average common shares outstanding........................      20,702      20,728       20,763      20,708
     Effect of dilutive securities...................................         544         594          467         530
                                                                         --------    --------     --------   ---------
   Weighted average common shares outstanding, assuming dilution.....      21,246      21,322       21,230      21,238
                                                                         ========    ========     ========   =========

Basic results per share of common stock:
   Net income........................................................    $   1.19    $   0.94     $   2.27   $    1.89
                                                                         ========    ========     ========   =========

Diluted results per share of common stock:
   Net income........................................................    $   1.16    $   0.92     $   2.22   $    1.84
                                                                         ========    ========     ========   =========

NOTE H - CONTINGENCIES

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to
Six Months Ended June 30, 2002

Premium and Fee Income. Premium and fee income for the first half of 2003 was $346.7 million as compared to $313.2 million for the first half of 2002, an increase of 11%. Premiums from core group employee benefit products increased 22% to $325.0 million for the first half of 2003 from $265.6 million for the first half of 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 49% to $68.8 million for the first half of 2003 from $46.2 million for the first half of 2002 primarily due to the favorable pricing environment and the strong demand for this product as a result of higher primary workers' compensation rates. SNCC obtained average price increases above 15% in connection with its renewals of insurance coverage during the first half of 2003, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 23% to $18.9 million for the first half of 2003 from $15.3 million in the first half of 2002. Despite SNCC's price increases, retention of existing customers for excess workers' compensation products for the first half of 2003 was slightly higher than for the first half of 2002. Premiums for the Company's other core group employee benefit products increased 17% to $256.3 million for the first half of 2003 from $219.4 million for the first half of 2002, reflecting an improvement in the retention of existing customers and strong production growth in 2002. New business production for the Company's other core group employee benefit products was $79.8 million for the first half of 2003 and $90.5 million for the first half of 2002. The decline in new business production in the first half of 2003 is partially attributable to the Company maintaining its underwriting discipline under competitive market conditions for these products and across-the-board price increases on new long-term disability business to reflect the lower discount rates on reserves. The Company continues to implement price increases for certain existing disability and group life customers.

Premiums from non-core group employee benefit products were $11.2 million for the first half of 2003 as compared to $38.5 million for the first half of 2002. Premiums from non-core group employee benefit products for the first half of 2002 included a high level of premiums from loss portfolio transfers, which are episodic in nature. The 2003 period did not include any premiums from loss portfolio transfers.

Deposits from the Company's asset accumulation products were $53.0 million for the first half of 2003 as compared to $37.0 million for the first half of 2002. These deposits are new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2002 and the first half of 2003. The increase in deposits from the Company's asset accumulation products in the first half of 2003 was primarily due to the pullback of certain fixed annuity providers from the wholesale distribution chain and heightened demand for fixed annuity products as a result of adverse conditions and continued volatility in the equity markets. This increase is also attributable to an increase in the number of networks of independent agents distributing the Company's annuity products. The level of deposits achieved in the second half of 2002 was exceptionally strong and may not be representative of the level of deposits attainable for the second half of 2003.

Net Investment Income. Net investment income for the first half of 2003 was $95.1 million as compared to $80.2 million for the first half of 2002, an increase of 19%. This increase primarily reflects an increase in average invested assets in 2003 and, to a lesser extent, an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.8% on average invested assets of $2,893.1 million for the first half of 2003 and 6.7% on average invested assets of $2,492.7 million for the first half of 2002.

Net Realized Investment Gains. Net realized investment gains were $4.7 million for the first half of 2003 as compared to $0.3 million for the first half of 2002. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2003 and 2002, the Company recognized $17.1 million and $10.6 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first half of 2003 and 2002, the Company recognized $12.4 million and $9.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses in the first half of 2003 ($8.1 million on an after-tax basis) resulted primarily from credit quality-related deterioration in the corporate debt markets and the impact of low interest rates on certain interest only securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously evaluates the affected securities to judge other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $371.2 million as compared to $330.0 million for the first half of 2002, an increase of 12%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.1% for the first half of 2003 and 94.5% for the first half of 2002.

Income Tax Expense. Income tax expense was $20.4 million for the first half of 2003 as compared to $17.8 million for the first half of 2002. The Company's effective tax rate was 30.2% for the first half of 2003 and 31.2% for the first half of 2002. The lower tax rate in the 2003 period reflects a higher level of tax-exempt investment income.

Net Income. Net income was $47.2 million, or $2.22 per diluted share, for the first half of 2003 and $39.1 million, or $1.84 per diluted share, for the first half of 2002. Net income for the first half of 2003 and 2002 included realized investment gains (net of the related income tax expense) of $3.0 million, or $0.14 per diluted share, and $0.2 million, or $0.01 per diluted share, respectively. Net income for the first half of 2002 also included a loss on extinguishment of debt (net of an income tax benefit) of $0.2 million, or $0.01 per diluted share. Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations and in comparing the performance of those operations with that of other companies in its industry. Management uses this measure to assess performance and make operating decisions, and believes that this measure enhances the understanding of the Company's results by enhancing focus on the performance of the Company's insurance operations. Operating earnings exclude realized investment gains and losses and gains and losses on extinguishment of debt, because these items arise from events that, to a significant extent, are within management's discretion. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt may be realized based on management's decision to repay or repurchase debt. Therefore, realized investment gains and losses and gains and losses on extinguishment of debt are not reflective of the Company's ongoing earnings capacity. However, gains and losses of these types, particularly as to investments, are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains and a loss on extinguishment of debt (both net of the related income tax effects), were $44.1 million, or $2.08 per diluted share, for the first half of 2003 as compared to $39.1 million, or $1.84 per diluted share, for the first half of 2002. The increase in operating earnings in the current period is attributable to the growth in income from group employee benefit products and net investment income in the first half of 2003 as compared to the 2002 period.

Three Months Ended June 30, 2003 Compared to
Three Months Ended June 30, 2002

Premium and Fee Income. Premium and fee income in the second quarter of 2003 was $174.9 million as compared to $156.3 million in the second quarter of 2002, an increase of 12%. Premiums from core group employee benefit products increased 19% to $162.9 million in the second quarter of 2003 from $136.4 million in the second quarter of 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Within core group employee benefit products, excess workers' compensation premiums increased 48% to $34.4 million in the second quarter of 2003 from $23.3 million in the second quarter of 2002 primarily due to the favorable pricing environment and the strong demand for this product as a result of higher primary workers' compensation rates. SNCC obtained average price increases above 15% in connection with its renewals of insurance coverage during the second quarter of 2003, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 65% to $8.3 million in the second quarter of 2003 from $5.0 million in the second quarter of 2002. Premiums for the Company's other core group employee benefit products increased 14% to $128.5 million in the second quarter of 2003 from $113.1 million in the second quarter of 2002, reflecting an improvement in the retention of existing customers and strong production growth in 2002. New business production for the Company's other core group employee benefit products was $32.8 million in the second quarter of 2003 and $37.3 million in the second quarter of 2002. The decline in new business production in the second quarter of 2003 is partially attributable to the Company maintaining its underwriting discipline under competitive market conditions for these products and across-the-board price increases on new long-term disability business to reflect the lower discount rates on reserves. The Company continues to implement price increases for certain existing disability and group life customers.

Premiums from non-core group employee benefit products were $6.5 million in the second quarter of 2003 as compared to $15.3 million in the second quarter of 2002. Premiums from non-core group employee benefit products in the second quarter of 2002 included a high level of premiums from loss portfolio transfers, which are episodic in nature. The 2003 period did not include any premiums from loss portfolio transfers.

Deposits from the Company's asset accumulation products were $29.3 million in the second quarter of 2003 as compared to $21.9 million in the second quarter of 2002. These deposits are new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2002 and the first half of 2003. The increase in deposits from the Company's asset accumulation products in the second quarter of 2003 was primarily due to the pullback of certain fixed annuity providers from the wholesale distribution chain and heightened demand for fixed annuity products as a result of continued volatility in the equity markets. This increase is also attributable to an increase in the number of networks of independent agents distributing the Company's annuity products. The level of deposits achieved in the second half of 2002 was exceptionally strong and may not be representative of the level of deposits attainable for the second half of 2003.

Net Investment Income. Net investment income in the second quarter of 2003 was $49.4 million as compared to $39.1 million in the second quarter of 2002, an increase of 26%. This increase primarily reflects an increase in average invested assets in 2003 and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.8% on average invested assets of $2,979.8 million in the second quarter of 2003 and 6.3% on average invested assets of $2,567.6 million in the second quarter of 2002.

Net Realized Investment Gains. Net realized investment gains were $3.5 million in the second quarter of 2003 as compared to $0.2 million in the second quarter of 2002. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarter of 2003 and 2002, the Company recognized $10.7 million and $6.1 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the second quarter of 2003 and 2002, the Company recognized $7.2 million and $5.9 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses in the second quarter of 2003 ($4.7 million on an after-tax basis) resulted primarily from credit quality-related deterioration in the corporate debt markets and the impact of low interest rates on certain interest only securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously evaluates the affected securities to judge other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $187.7 million as compared to $163.9 million in the second quarter of 2002, an increase of 15%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.3% in the second quarter of 2003 and 94.0% in the second quarter of 2002.

Income Tax Expense. Income tax expense was $10.8 million in the second quarter of 2003 as compared to $8.9 million in the second quarter of 2002. The Company's effective tax rate was 30.5% in the second quarter of 2003 and 31.2% in the second quarter of 2002. The lower tax rate in the 2003 period reflects a higher level of tax-exempt investment income.

Net Income. Net income was $24.7 million, or $1.16 per diluted share, for the second quarter of 2003 and $19.5 million, or $0.92 per diluted share, for the second quarter of 2002. Net income for the second quarters of 2003 and 2002 included realized investment gains (net of the related income tax expense) of $2.3 million, or $0.10 per diluted share, and $0.1 million, or $0.01 per diluted share, respectively. Net income for the second quarter of 2002 also included a loss on extinguishment of debt (net of an income tax benefit) of $0.2 million, or $0.01 per diluted share. Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations and in comparing the performance of those operations with that of other companies in its industry. Management uses this measure to assess performance and make operating decisions, and believes that this measure enhances the understanding of the Company's results by enhancing focus on the performance of the Company's insurance operations. Operating earnings exclude realized investment gains and losses and gains and losses on extinguishment of debt, because these items arise from events that, to a significant extent, are within management's discretion. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt may be realized based on management's decision to repay or repurchase debt. Therefore, realized investment gains and losses and gains and losses on extinguishment of debt are not reflective of the Company's ongoing earnings capacity. However, gains and losses of these types, particularly as to investments, are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements. Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains and a loss on extinguishment of debt (both net of the related income tax effects), were $22.4 million, or $1.06 per diluted share, in the second quarter of 2003 as compared to $19.6 million, or $0.92 per diluted share, in the second quarter of 2002. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit products and net investment income in the second quarter of 2003 as compared to the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $121.2 million of financial resources available at the holding company level at June 30, 2003, which was primarily comprised of investments in the common stock of its investment subsidiaries, short-term investments and fixed maturity securities. Financial resources available at the holding company level increased $83.7 million from March 31, 2003 primarily due to the issuance of the 2033 Senior Notes. The Company intends to use a portion of these financial resources to repay in full the principal amount of $66.5 million of the existing Senior Notes due in October 2003. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments of up to $46.6 million during 2003, of which $1.8 million has been paid during the first half of 2003. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $100.0 million of borrowings available to it under its revolving credit facility as of June 30, 2003. A shelf registration is also in effect under which up to $106.2 million in securities may be issued by the Company.

On May 20, 2003, the Company issued $143.8 million of 2033 Senior Notes in a public offering pursuant to the Company's existing shelf registration statement. The proceeds from this issuance were used to repay all of the outstanding borrowings under the Company's revolving credit facility and will be used to repay at maturity or repurchase existing Senior Notes. See Note C to the Consolidated Financial Statements. As a result of the issuance of the 2033 Senior Notes, under the terms of the Company's revolving credit facility, the maximum amount of borrowings available to the Company thereunder was reduced from $150 million to $100 million and the facility was converted to an unsecured facility, with collateral being released to the Company.

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. See Note C to the Consolidated Financial Statements.

In May 2003, the Company also issued $20.0 million liquidation amount of 2003 Capital Securities in a private placement transaction. See Note D to the Consolidated Financial Statements. The Company also made the final $9.0 million principal payment on the SIG Senior Notes in May 2003 and repaid in full the $5.7 million principal amount due on the Subordinated Notes in June 2003.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on any outstanding borrowings under its revolving credit facility, the existing Senior Notes, the 2033 Senior Notes and distributions on the Capital Securities and the 2003 Capital Securities. The existing Senior Notes mature in their entirety in October 2003 and are not subject to any sinking fund requirements nor are they redeemable prior to maturity. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements, but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008.

The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2003, the Company repurchased 201,400 shares of its Class A Common Stock at a total cost of $7.5 million, for a volume-weighted average price of $37.13 per share. The Company did not repurchase any shares in the second quarter of 2003. At June 30, 2003, approximately 728,700 shares were remaining under the currently authorized share repurchase program.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.1 billion at June 30, 2003, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at June 30, 2003. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of these and certain other risks relating to the Company's investment portfolio.

SNCC Performance-Contingent Options. In May 2003, the Company granted performance-contingent incentive options to purchase 150,000 shares of the Company's Class A Common Stock to each of the five members of executive management of SNCC, for a total of 750,000 options. The options, which have a ten-year term and whose exercise price is equal to the fair market value of a share of such stock on the grant date (as determined in accordance with the Company option plan under which the options were granted), will become exercisable only to the extent that SIG, SNCC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with the current year; otherwise, such options will be forfeited. These targets, as described below, generally require that SIG's PTOI (as defined below) increases during these periods at an annual average rate of over 15% for any of the options to become exercisable, and at an annual average rate of at least 20% for the options to become fully exercisable.

75,000 of each executive's options will become exercisable if SIG's aggregate consolidated Pre-Tax Operating Income, as defined and computed under each of the related option agreements ("PTOI"), for the three year performance period is at least $216.7 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $196.1 million, determined by interpolating between zero and 75,000 according to where the PTOI amount falls in the range between $196.1 million and $216.7 million.

150,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if SIG's aggregate PTOI for the five year performance period is at least $429.1million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $380.1 million, determined by interpolating between zero and 150,000 according to where the PTOI amount falls in the range between $380.1 million and $429.1 million.

Under the option agreements, the formula for determining PTOI incorporates various pro forma adjustments and assumptions in order to focus on the performance of SNCC's insurance operations; for example, the formula contains certain assumptions relating to investment income and expenses for the relevant periods, and excludes realized investment gains and losses. Accordingly, the PTOI amounts that would result in the applicable financial performance targets being met will not be the same as SIG's income before income tax expense, calculated in accordance with GAAP, for the relevant periods.

The Company believes that these options will provide substantial incentives for these executives to contribute toward SNCC's attaining the specified targets, thereby enhancing the Company's financial performance; however, no assurance can be given that such results will be achieved. The Company will recognize compensation expense for these options under the fair value recognition provisions of SFAS No. 123 over the performance period. The compensation expense associated with these options will not have a material effect on the Company's financial position or results of operations.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2002.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Vice President and Treasurer (the individual who acts in the capacity of the Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The most significant assumptions made in the estimation process for future policy benefits relate to mortality, morbidity, claim termination and discount rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of incurred but not reported losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The methods and assumptions used to establish reserves for future policy benefits and unpaid claims and claim expenses are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently.

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

     THE COMPANY'S INVESTMENT STRATEGY EXPOSES THE COMPANY TO DEFAULT AND OTHER RISKS.

The management of the Company's investment portfolio is an important component of the Company's profitability since a substantial portion of the Company's operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company's other products for which reserves are discounted, the discount rate used to calculate the related reserves.

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

At June 30, 2003, mortgage-backed securities comprised 20% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At June 30, 2003, the Company had outstanding advances of $172.0 million. These advances, of which $160.0 million were obtained at a fixed rate and $12.0 million were obtained at a variable rate, have a weighted average term to maturity of 6.1 years. A total of $22.0 million of these advances will mature at various times during the remainder of 2003. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

The types and amounts of investments made by the Company's insurance subsidiaries are subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's revolving credit facility also contains limitations, with which the Company is currently in compliance in all material aspects, on the composition of the Company's investment portfolio.

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

     THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly increase the prices charged on its insurance policies, as to which no assurance can be given. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market, and it is likely that, in the future, the Company's reinsurers will seek price increases, although the extent of such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which may result in the Company retaining a higher portion of such losses should they occur. There can be no assurance that the Company will be able to obtain such coverages on acceptable terms, if at all, in the future. However, under the Terrorism Risk Insurance Act of 2002, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above SNCC's annual deductible.

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 28, 2003. The directors elected at the meeting will serve for a term ending on the date of the 2004 Annual Meeting of Stockholders. The directors elected at the meeting were Donald A. Sherman, Robert Rosenkranz, Lawrence E. Daurelle, Edward A. Fox, Harold F. Ilg, James N. Meehan, Philip R. O'Connor, Lewis S. Ranieri, and Robert M. Smith, Jr.. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2003 Annual Meeting that director was Mr. Sherman.

        The voting results for all matters at the meeting were as follows:

        1) Election of Directors

                                                                                      VOTES
                                                                             --------------------------
                                                                                               Withhold
                                                                                For           Authority
                                                                             ----------       ---------
Class A Director:
     Donald A. Sherman.................................................      14,526,034         294,161
Directors:
     Robert Rosenkranz.................................................      31,586,050         407,582
     Lawrence E. Daurelle..............................................      31,699,471         294,161
     Edward A. Fox.....................................................      31,077,750         915,882
     Harold F. Ilg.....................................................      31,699,471         294,161
     James N. Meehan...................................................      31,699,271         294,361
     Philip R. O'Connor................................................      31,699,471         294,161
     Lewis S. Ranieri..................................................      29,122,978       2,870,654
     Robert M. Smith, Jr...............................................      31,639,846         353,786

        2) All Other Matters - The proposal to adopt the Company's 2003 Employee Long-Term Incentive and Share Award Plan received 27,069,426 votes for approval and 2,486,725 votes against approval, with 5,574 votes abstaining and 2,431,907 broker non-votes. The proposal to adopt the Second Amended and Restated Directors Stock Option Plan received 23,058,057 votes for approval and 6,488,757 votes against approval, with 14,911 votes abstaining and 2,431,907 broker non-votes. The proposal to adopt the Amended and Restated Long-Term Performance-Based Incentive Plan received 21,982,548 votes for approval and 7,564,719 votes against approval, with 14,458 votes abstaining and 2,431,907 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

          4.1 Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein

          4.2 Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee

          4.3 Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee

         10.1 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan

         10.2 Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Option Plan

         10.3 Delphi Financial Group, Inc. Amended and Restated Long-Term Performance-Based Incentive Plan

         10.4 Reliance Standard Life Insurance Company Management Incentive Compensation Plan

         10.5     Stock Option Award Agreement, dated July 8, 2003, for Harold
                  F. Ilg

         10.6 Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg

         11 Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

         31.1 Certification by the Chairman of the Board, President and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

         31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

         32       Certification of Periodic Report Pursuant to 18 U.S.C. Section
                  1350

  (b)    Reports on Form 8-K

         The Company filed a report on Form 8-K on April 23, 2003, under Item 9, containing a press release announcing first quarter 2003 earnings.

         The Company filed a report on Form 8-K on May 20, 2003, under Item 5, announcing the issuance of $143.8 million of 8.00% Senior Notes due 2033.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DELPHI FINANCIAL GROUP, INC. (Registrant)

                                    By: /s/ ROBERT ROSENKRANZ
                                    ------------------------------------------
                                    Robert Rosenkranz
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    By: /s/ THOMAS W. BURGHART
                                    ------------------------------------------
                                    Thomas W. Burghart
                                    Vice President and Treasurer
                                    (Principal Accounting and Financial Officer)

Date:  August 13, 2003