Form 10-Q
period 2003-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2003-11-12
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462
                       ---------


                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                            (302) 478-5142                              13-3427277
--------------------------------        -------------------------------     -------------------------------
 (State or other jurisdiction of        (Registrant's telephone number,     (I.R.S. Employer Identification
 incorporation or organization)              including area code)                             Number)



1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                  19899
-----------------------------------------------------------------------------------------------------------
                  (Address of principal executive offices)                               (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                       Yes    X        No
                            -----          -----


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes    X        No
                            -----          -----


 As of October 31, 2003, the Registrant had 17,844,467 shares of Class A Common
        Stock and 2,784,905 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2003 and 2002......................  3

          Consolidated Balance Sheets at September 30, 2003 and
            December 31, 2002.............................................  4

          Consolidated Statements of Shareholders' Equity for the
            Nine Months Ended September 30, 2003 and 2002.................  5

          Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2003 and 2002.................  6

          Notes to Consolidated Financial Statements......................  7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 12


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K....................... 22

          Signatures...................................................... 22

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                 September 30,
                                                               -----------------------      -----------------------
                                                                 2003          2002           2003           2002
                                                               ---------     ---------      ---------     ---------
Revenue:
   Premium and fee income ...................................  $ 181,211     $ 152,780      $ 527,892     $ 465,955
   Net investment income ....................................     46,190        40,627        141,249       120,796
   Net realized investment gains (losses) ...................      3,170       (10,825)         7,849       (10,512)
   Loss on extinguishment of debt ...........................         --            --             --          (332)
                                                               ---------     ---------      ---------     ---------
                                                                 230,571       182,582        676,990       575,907
                                                               ---------     ---------      ---------     ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ..    133,567       115,450        394,194       352,586
   Commissions ..............................................     12,625        10,691         37,895        32,534
   Amortization of cost of business acquired ................     13,790        11,584         39,739        32,656
   Other operating expenses .................................     28,110        24,326         87,428        74,314
                                                               ---------     ---------      ---------     ---------
                                                                 188,092       162,051        559,256       492,090
                                                               ---------     ---------      ---------     ---------

        Operating income ....................................     42,479        20,531        117,734        83,817

Interest expense:
   Corporate debt ...........................................      4,809         2,115         10,613         6,873
   Dividends on capital securities ..........................      1,111           839          2,927         2,517
                                                               ---------     ---------      ---------     ---------
                                                                   5,920         2,954         13,540         9,390

        Income before income tax expense ....................     36,559        17,577        104,194        74,427

Income tax expense ..........................................     11,667         4,784         32,114        22,548
                                                               ---------     ---------      ---------     ---------

        Net income ..........................................  $  24,892     $  12,793      $  72,080     $  51,879
                                                               =========     =========      =========     =========

Basic results per share of common stock:
   Net income ...............................................  $    1.20     $    0.62      $    3.47     $    2.50

Diluted results per share of common stock:
   Net income ...............................................  $    1.16     $    0.60      $    3.39     $    2.44

Dividends paid per share of common stock ....................  $    0.08     $    0.07      $    0.24     $    0.21


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      September 30,     December 31,
                                                                                          2003              2002
                                                                                      -------------     ------------
Assets:
   Investments:
        Fixed maturity securities, available for sale ...........................     $ 2,720,974      $ 2,495,629
        Short-term investments ..................................................         222,929          204,890
        Other investments .......................................................         249,036          115,532
                                                                                      -----------      -----------
                                                                                        3,192,939        2,816,051
   Cash .........................................................................          13,171           27,669
   Cost of business acquired ....................................................         184,638          168,110
   Reinsurance receivables ......................................................         404,066          392,659
   Goodwill .....................................................................          93,929           93,929
   Other assets .................................................................         192,057          163,371
   Assets held in separate account ..............................................          86,841           73,153
                                                                                      -----------      -----------
        Total assets ............................................................     $ 4,167,641      $ 3,734,942
                                                                                      ===========      ===========

Liabilities and Shareholders' Equity:
   Future policy benefits:
        Life ....................................................................     $   243,061      $   229,743
        Disability and accident .................................................         427,571          390,717
   Unpaid claims and claim expenses:
        Life ....................................................................          47,037           40,627
        Disability and accident .................................................         187,354          175,271
        Casualty ................................................................         561,587          534,856
   Policyholder account balances ................................................         951,747          909,961
   Corporate debt ...............................................................         210,250          118,139
   Other liabilities and policyholder funds .....................................         642,583          554,890
   Liabilities related to separate account ......................................          74,454           63,033
                                                                                      -----------      -----------
        Total liabilities .......................................................       3,345,644        3,017,237
                                                                                      -----------      -----------

   Company-obligated mandatorily redeemable capital securities of subsidiaries ..          56,050           36,050
                                                                                      -----------      -----------
   Shareholders' equity:
        Preferred Stock, $.01 par; 10,000,000 shares authorized .................              --               --
        Class A Common Stock, $.01 par; 40,000,000 shares authorized;
            19,503,919 and 18,927,855 shares issued and outstanding, respectively             195              189
        Class B Common Stock, $.01 par; 20,000,000 shares authorized;
            2,784,905 and 3,194,905 shares issued and outstanding, respectively .              28               32
        Additional paid-in capital ..............................................         379,700          373,356
        Accumulated other comprehensive income ..................................          48,282           30,003
        Retained earnings .......................................................         396,720          329,574
        Treasury stock, at cost; 1,706,690 and 1,505,290 shares of Class A
            Common Stock, respectively ..........................................         (58,978)         (51,499)
                                                                                      -----------      -----------
            Total shareholders' equity ..........................................         765,947          681,655
                                                                                      -----------      -----------
                 Total liabilities and shareholders' equity .....................     $ 4,167,641      $ 3,734,942
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Accumulated
                                          Class A      Class B     Additional      Other
                                          Common        Common      Paid-in     Comprehensive   Retained    Treasury
                                          Stock         Stock       Capital     (Loss) Income   Earnings     Stock       Total
                                         ---------     ---------   ---------    -------------   ---------   ---------   ---------
Balance, January 1, 2002 .............   $     178     $      41   $ 369,385     $ (10,985)     $ 274,874   $ (51,499)  $ 581,994
                                                                                                                        ---------
Net income ...........................          --            --          --            --         51,879          --      51,879
Other comprehensive income:
   Increase in net unrealized
      appreciation on investments ....          --            --          --        56,875             --          --      56,875
   Net unrealized loss on cash
      flow hedge .....................          --            --          --        (3,953)            --          --      (3,953)
                                                                                                                        ---------
Comprehensive income .................                                                                                    104,801

Issuance of stock, exercise of
   stock options and share
   conversions .......................          10            (8)      3,292            --             --          --       3,294
Cash dividends .......................          --            --          --            --         (4,303)         --      (4,303)
                                         ---------     ---------   ---------     ---------      ---------   ---------   ---------
Balance, September 30, 2002 ..........   $     188     $      33   $ 372,677     $  41,937      $ 322,450   $ (51,499)  $ 685,786
                                         =========     =========   =========     =========      =========   =========   =========

Balance, January 1, 2003 .............   $     189     $      32   $ 373,356     $  30,003      $ 329,574   $ (51,499)  $ 681,655
                                                                                                                        ---------

Net income ...........................          --            --          --            --         72,080          --      72,080
Other comprehensive income:
   Increase in net unrealized
      appreciation on investments ....          --            --          --        22,582             --          --      22,582
   Increase in net loss on cash
      flow hedge .....................          --            --          --        (4,303)            --          --      (4,303)
                                                                                                                        ---------
Comprehensive income .................                                                                                     90,359

Issuance of stock, exercise of
   stock options and share
   conversions .......................           6            (4)      5,497            --             --          --       5,499
Stock-based compensation .............          --            --         847            --             --          --         847
Acquisition of treasury stock ........          --            --          --            --             --      (7,479)     (7,479)
Cash dividends .......................          --            --          --            --         (4,934)         --      (4,934)
                                         ---------     ---------   ---------     ---------      ---------   ---------   ---------
Balance, September 30, 2003 ..........   $     195     $      28   $ 379,700     $  48,282      $ 396,720   $ (58,978)  $ 765,947
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                       2003             2002
                                                                                    -----------      -----------
Operating activities:
    Net income ................................................................     $    72,080      $    51,879
    Adjustments to reconcile net income to net cash provided
           by operating activities:
        Change in policy liabilities and policyholder accounts ................         149,683          106,680
        Net change in reinsurance receivables and payables ....................         (11,146)         (13,398)
        Amortization, principally the cost of business acquired and investments          26,165           21,042
        Deferred costs of business acquired ...................................         (60,032)         (51,864)
        Net realized (gains) losses on investments ............................          (7,849)          10,512
        Loss on extinguishment of debt ........................................              --              332
        Net change in trading account securities ..............................            (273)           5,832
        Net change in federal income tax liability ............................          15,574           14,955
        Other .................................................................         (14,475)           6,400
                                                                                    -----------      -----------
           Net cash provided by operating activities ..........................         169,727          152,370
                                                                                    -----------      -----------

Investing activities:
    Purchases of investments and loans made ...................................      (1,278,092)        (805,701)
    Sales of investments and receipts from repayment of loans .................         935,868          539,854
    Maturities of investments .................................................         114,330          116,991
    Net change in short-term investments ......................................         (17,804)         (62,072)
    Change in deposit in separate account .....................................          (2,267)             541
                                                                                    -----------      -----------
           Net cash used by investing activities ..............................        (247,965)        (210,387)
                                                                                    -----------      -----------

Financing activities:
    Deposits to policyholder accounts .........................................          82,385           86,128
    Withdrawals from policyholder accounts ....................................         (59,618)         (43,107)
    Proceeds from issuance of 2033 Senior Notes ...............................         139,222               --
    Borrowings under revolving credit facilities ..............................          28,000           29,000
    Principal payments under revolving credit facilities ......................         (65,000)         (24,000)
    Repayments or repurchase of other corporate debt ..........................         (14,650)         (19,874)
    Proceeds from issuance of 2003 Capital Securities .........................          19,399               --
    Change in liability for Federal Home Loan Bank advances ...................         (47,000)          45,000
    Change in liability for securities loaned .................................              --            8,078
    Other financing activities ................................................         (18,998)          (1,009)
                                                                                    -----------      -----------
           Net cash provided by financing activities ..........................          63,740           80,216
                                                                                    -----------      -----------

(Decrease) increase in cash ...................................................         (14,498)          22,199
Cash at beginning of period ...................................................          27,669           11,682
                                                                                    -----------      -----------
        Cash at end of period .................................................     $    13,171      $    33,881
                                                                                    ===========      ===========


                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Stock options. Prior to the second quarter of 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense was recognized in the Company's financial statements for the three and nine months ended September 30, 2002. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 will be applied to all option awards granted, modified, or settled after January 1, 2003. The expense related to stock-based compensation included in the determination of the Company's net income for 2003 will be less than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No.
123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 as of its original effective date:


                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                   September 30,
                                                                         --------------------------      --------------------------
                                                                            2003            2002            2003            2002
                                                                         ----------      ----------      ----------      ----------
                                                                              (dollars in thousands, except per share data)
Net income, as reported ............................................     $   24,892      $   12,793      $   72,080      $   51,879
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ..............            439              --             791              --
Deduct: Stock-based employee compensation expense
     determined under the fair value based method for all awards,
     net of related tax effects ....................................           (680)           (599)         (1,640)         (1,864)
                                                                         ----------      ----------      ----------      ----------
Pro forma net income ...............................................     $   24,651      $   12,194      $   71,231      $   50,015
                                                                         ==========      ==========      ==========      ==========
Earnings per share:
  Basic, as reported ...............................................     $     1.20      $     0.62      $     3.47      $     2.50
  Basic, pro forma .................................................           1.19            0.59            3.43            2.41

  Diluted, as reported .............................................     $     1.16      $     0.60      $     3.39      $     2.44
  Diluted, pro forma ...............................................           1.14            0.57            3.32            2.34

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Company-obligated mandatorily redeemable capital securities of subsidiaries. In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 29, 2003 the FASB voted to indefinitely defer the application of certain provisions of SFAS No. 150. Therefore, the Company's presentation of its Company-obligated mandatorily redeemable capital securities of subsidiaries at September 30, 2003 is consistent with the presentation at June 30, 2003 and prior periods and these securities have not been reclassified to liabilities. With the exception of the deferred provisions, the Company adopted the provisions of SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

Variable Interest Entities. As of July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," which provides new criteria for determining whether consolidation accounting is required for a variable interest entity ("VIE"). FIN 46 under certain circumstances requires consolidation of a VIE's assets, liabilities and results of operations, with a minority interest recorded for the ownership share applicable to other investors. Where consolidation is required, additional disclosures may be required. The adoption of FIN 46 did not have a material effect on the financial position or results of operations of the Company.

Recently Issued Accounting Standards

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP No. 03-1 is required to be adopted for fiscal years beginning after December 15, 2003 and, therefore, the Company will adopt the new requirements effective January 1, 2004. Prior to SOP No. 03-1, the Company has been required to report the aggregate of all separate account assets as a single caption on its balance sheet, which has been titled "Assets held in separate account." SOP 03-1 requires that the Company allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At September 30, 2003, the Company's proportionate interest in the separate account's assets was $12.4 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 will not have a material effect on the financial position or results of operations of the Company.

NOTE B - INVESTMENTS

At September 30, 2003, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,721.0 million and an amortized cost of $2,617.4 million. At December 31, 2002, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,495.6 million and an amortized cost of $2,429.7 million.

NOTE C - CORPORATE DEBT

On May 20, 2003, the Company issued $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's revolving credit facility and to repay in full the principal amount of $66.5 million of the existing Senior Notes at their

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - CORPORATE DEBT - (CONTINUED)

maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange.

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $12.1 million of the loss on the treasury rate lock agreement was recorded in accumulated other comprehensive income and is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such $12.1 million loss into interest expense over the next twelve months. The remaining $1.7 million of loss on the treasury rate lock agreement was deemed ineffective and, therefore, was recognized as a reduction of net investment income during the second quarter of 2003.

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

Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The interest rate for the period from May 15, 2003 through August 15, 2003 was 5.41% and for the period from August 16, 2003 through November 15, 2003 is 5.23%. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE E - SEGMENT INFORMATION


                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                  ----------------------------      ----------------------------
                                                     2003             2002             2003              2002
                                                  -----------      -----------      -----------      -----------
                                                                     (dollars in thousands)
Revenues:
    Group employee benefit products .........     $   201,015      $   170,715      $   587,848      $   519,089
    Asset accumulation products .............          19,569           17,494           62,029           51,873
    Other(1) ................................           6,817            5,198           19,264           15,789
                                                  -----------      -----------      -----------      -----------
                                                      227,401          193,407          669,141          586,751
   Net realized investment gains (losses) ...           3,170          (10,825)           7,849          (10,512)
   Loss on extinguishment of debt ...........              --               --               --             (332)
                                                  -----------      -----------      -----------      -----------
                                                  $   230,571      $   182,582      $   676,990      $   575,907
                                                  ===========      ===========      ===========      ===========
Operating income:
    Group employee benefit products .........     $    35,668      $    30,287      $   102,621      $    91,320
    Asset accumulation products .............           3,667            2,255           12,854            7,106
    Other(1) ................................             (26)          (1,186)          (5,590)          (3,765)
                                                  -----------      -----------      -----------      -----------
                                                       39,309           31,356          109,885           94,661
   Net realized investment gains (losses) ...           3,170          (10,825)           7,849          (10,512)
   Loss on extinguishment of debt ...........              --               --               --             (332)
                                                  -----------      -----------      -----------      -----------
                                                  $    42,479      $    20,531      $   117,734      $    83,817
                                                  ===========      ===========      ===========      ===========


(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

NOTE F - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge. Total comprehensive income was $90.4 million and $104.8 million for the first nine months of 2003 and 2002, respectively, and $15.7 million and $57.7 million for the third quarters of 2003 and 2002, respectively.

NOTE G - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:


                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,                September 30,
                                                                         -----------------------     -----------------------
                                                                            2003         2002          2003          2002
                                                                         ---------     ---------     ---------     ---------
                                                                            (dollars in thousands, except per share data)
Numerator:
   Net income ......................................................     $  24,892     $  12,793     $  72,080     $  51,879
                                                                         =========     =========     =========     =========
Denominator:
   Weighted average common shares outstanding ......................        20,787        20,767        20,771        20,728
      Effect of dilutive securities ................................           616           512           516           523
                                                                         ---------     ---------     ---------     ---------
   Weighted average common shares outstanding, assuming dilution ...        21,403        21,279        21,287        21,251
                                                                         =========     =========     =========     =========
Basic results per share of common stock:
   Net income ......................................................     $    1.20     $    0.62     $    3.47     $    2.50
                                                                         =========     =========     =========     =========
Diluted results per share of common stock:
   Net income ......................................................     $    1.16     $    0.60     $    3.39     $    2.44
                                                                         =========     =========     =========     =========

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to
Nine Months Ended September 30, 2002

Premium and Fee Income. Premium and fee income for the first nine months of 2003 was $527.9 million as compared to $466.0 million for the first nine months of 2002, an increase of 13%. Premiums from core group employee benefit products increased 21% to $495.1 million for the first nine months of 2003 from $407.6 million for the first nine months of 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 47% to $108.3 million for the first nine months of 2003 from $73.7 million for the first nine months of 2002. This increase was primarily due to the favorable pricing environment and strong demand for this product driven by a growing shift among employers to self-insure their workers' compensation risks due to higher primary workers' compensation rates. SNCC obtained average price increases above 14% in connection with its renewals of insurance coverage during the first nine months of 2003, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 42% to $35.7 million for the first nine months of 2003 from $25.2 million in the first nine months of 2002. Despite SNCC's price increases, retention of existing customers for excess workers' compensation products for the first nine months of 2003 was higher than for the first nine months of 2002. Premiums for the Company's other core group employee benefit products increased 16% to $386.8 million for the first nine months of 2003 from $333.9 million for the first nine months of 2002, reflecting an improvement in the retention of existing customers and strong production growth in 2002. New business production for the Company's other core group employee benefit products was $116.1 million for the first nine months of 2003 and $123.6 million for the first nine months of 2002. This decline is partially attributable to the Company maintaining its underwriting discipline under competitive market conditions for these products and across-the-board price increases on new long-term disability business to reflect the lower discount rates on reserves. The Company continues to implement price increases for certain existing disability and group life customers.

Premiums from non-core group employee benefit products were $16.8 million for the first nine months of 2003 as compared to $44.2 million for the first nine months of 2002. Premiums from non-core group employee benefit products for the first nine months of 2002 included a high level of premiums from loss portfolio transfers, which are episodic in nature. The 2003 period did not include any premiums from loss portfolio transfers.

Deposits from the Company's asset accumulation products were $78.4 million for the first nine months of 2003 as compared to $82.0 million for the first nine months of 2002. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2002 and the first nine months of 2003. The decrease in deposits from the Company's asset accumulation products in the first nine months of 2003 was primarily due to strong equity market performance during the third quarter of 2003 and the continuing low interest rate environment which reduced demand for fixed annuity products. The level of deposits achieved in the second half of 2002 and the first half of 2003 reflects the pullback of certain fixed annuity providers from the wholesale distribution chain and heightened demand for fixed annuity products as a result of adverse conditions and volatility in the equity markets. Accordingly, the level of deposits achieved in the fourth quarter of 2002 was exceptionally strong and may not be representative of the level of deposits attainable for the fourth quarter of 2003.

Net Investment Income. Net investment income for the first nine months of 2003 was $141.2 million as compared to $120.8 million for the first nine months of 2002, an increase of 17%. This increase reflects an increase in average invested assets in 2003. The tax equivalent weighted average annualized yield on invested assets was 6.6% on average invested assets of $2,932.0 million for the first nine months of 2003 and 6.6% on average invested assets of $2,533.6 million for the first nine months of 2002.

Net Realized Investment Gains (Losses). Net realized investment gains were $7.8 million for the first nine months of 2003 as compared to net realized investment losses of $10.5 million for the first nine months of 2002. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2003 and 2002, the Company recognized $20.2 million and $19.8 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first nine months of 2003 and 2002, the Company recognized $12.4 million and $29.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses in the first nine months of 2003 ($8.1 million on an after-tax basis) resulted primarily from credit quality-related deterioration in the corporate debt markets and the impact of low interest rates on certain interest only securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously evaluates the affected securities to judge other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses for the first nine months of 2003 were $559.3 million as compared to $492.1 million for the first nine months of 2002, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.8% for the first nine months of 2003 and 94.7% for the first nine months of 2002.

Interest Expense. Interest expense was $13.5 million for the first nine months of 2003 as compared to $9.4 million for the first nine months of 2002, an increase of $4.1 million. This increase primarily resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Capital Securities in May 2003.

Income Tax Expense. Income tax expense was $32.1 million for the first nine months of 2003 as compared to $22.5 million for the first nine months of 2002. The income tax expense (benefit) related to realized investment gains (losses) was $2.7 million and $(3.7) million, respectively. The Company's effective tax rate excluding realized investment gains (losses) was 30.5% for the first nine months of 2003 and 30.9% for the first nine months of 2002.

Net Income. Net income was $72.1 million, or $3.39 per diluted share, for the first nine months of 2003 as compared to $51.9 million, or $2.44 per diluted share, for the first nine months of 2002. Net income for the first nine months of 2003 and 2002 included realized investment gains (losses) (net of the related income tax effects) of $5.1 million, or $0.24 per diluted share, and $(6.8) million, or $(0.32) per diluted share, respectively. Net income for the first nine months of 2002 also included a loss on extinguishment of debt (net of an income tax benefit) of $0.2 million, or $0.01 per diluted share. The increase in net income in the current period is also attributable to the growth in income from group employee benefit products and net investment income partially offset by the increase in interest expense.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses and gains and losses on extinguishment of debt, because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt may be realized based on management's decision to repay or repurchase debt. Thus, realized investment gains and losses and gains and losses on extinguishment of debt are not reflective of the Company's ongoing earnings capacity, and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating decisions, and analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, gains and losses of these types, particularly as to investments, are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (losses) and a loss on extinguishment of debt (both net of the related income tax effects), were $67.0 million, or $3.15 per diluted share, for the first nine months of 2003 as compared to $58.9 million, or $2.77 per diluted share, for the first nine months of 2002. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit products and net investment income partially offset by the increase in interest expense.

Three Months Ended September 30, 2003 Compared to
Three Months Ended September 30, 2002

Premium and Fee Income. Premium and fee income in the third quarter of 2003 was $181.2 million as compared to $152.8 million in the third quarter of 2002, an increase of 19%. Premiums from core group employee benefit products increased 20% to $170.1 million in the third quarter of 2003 from $142.0 million in the third quarter of 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 43% to $39.5 million in the third quarter of 2003 from $27.5 million in the third quarter of 2002. This increase was primarily due to the favorable pricing environment and strong demand for this product driven by a growing shift among employers to self-insure their workers' compensation risks due to higher primary workers' compensation rates. SNCC obtained average price increases of 14% in connection with its renewals of insurance coverage during the third quarter of 2003, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 70% to $16.8 million in the third quarter of 2003 from $9.8 million in the third quarter of 2002. Despite SNCC's price increases, retention of existing customers for excess workers' compensation products for the third quarter of 2003 was higher than for the third quarter of 2002. Premiums for the Company's other core group employee benefit products increased 14% to $130.6 million in the second quarter of 2003 from $114.4 million in the third quarter of 2002, reflecting an improvement in the retention of existing customers and strong production growth in 2002. New business production for the Company's other core group employee benefit products increased 9% to $36.2 million in the third quarter of 2003 from $33.1 million in the third quarter of 2002. This increase reflects the Company's continued strong market position in the small employer market. The Company continues to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $25.3 million in the third quarter of 2003 as compared to $44.9 million in the third quarter of 2002. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2002 and the first nine months of 2003. The decrease in deposits from the Company's asset accumulation products in the third quarter of 2003 was primarily due to strong equity market performance and the continuing low interest rate environment which reduced demand for fixed annuity products. The level of deposits achieved in second half of 2002 was exceptionally strong due to the heightened demand for fixed annuity products as a result of adverse conditions in the equity markets. Accordingly, the level of deposits achieved in the fourth quarter of 2002 was exceptionally strong and may not be representative of the level of deposits attainable for the fourth quarter of 2003.

Net Investment Income. Net investment income in the third quarter of 2003 was $46.2 million as compared to $40.6 million in the third quarter of 2002, an increase of 14%. This increase reflects an increase in average invested assets in 2003. The tax equivalent weighted average annualized yield on invested assets was 6.1% on average invested assets of $3,127.4 million in the third quarter of 2003 and 6.3% on average invested assets of $2,683.2 million in the third quarter of 2002.

Net Realized Investment Gains (Losses). Net realized investment gains were $3.2 million in the third quarter of 2003 as compared to net realized investment losses of $10.8 million in the third quarter of 2002. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarter of 2003 and 2002, the Company recognized $3.2 million and $10.0 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the third quarter of 2002, the Company recognized $20.0 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities. The Company did not recognize any losses due to the other than temporary declines in the market values of fixed maturity securities during the third quarter of 2003.

The Company may recognize losses from credit quality-related deterioration in the corporate debt markets and the impact of low interest rates on certain interest only securities in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously evaluates the affected securities to judge other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $188.1 million in the third quarter of 2003 as compared to $162.1 million in the third quarter of 2002, an increase of 16%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.2% in the third quarter of 2003 and 95.1% in the third quarter of 2002.

Interest Expense. Interest expense was $5.9 million in third quarter of 2003 as compared to $2.9 million in third quarter of 2002, an increase of $3.0 million. This increase primarily resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Capital Securities in May 2003.

Income Tax Expense. Income tax expense was $11.7 million in the third quarter of 2003 as compared to $4.8 million in the third quarter of 2002. The income tax expense (benefit) related to realized investment gains (losses) was $1.1 million and $(3.8) million, respectively. The Company's effective tax rate excluding realized investment gains (losses) was 31.6% in the third quarter of 2003 and 30.2% in the third quarter of 2002. The higher effective tax rate in the 2003 period reflects a lower level of tax-exempt investment income.

Net Income. Net income was $24.9 million, or $1.16 per diluted share, for the third quarter of 2003 and $12.8 million, or $0.60 per diluted share, for the third quarter of 2002. Net income for the third quarters of 2003 and 2002 included realized investment gains (losses) (net of the related income tax effects) of $2.1 million, or $0.09 per diluted share, and $(7.0) million, or $(0.33) per diluted share, respectively. The increase in net income in the current period is also attributable to the growth in income from group employee benefit products and net investment income partially offset by the increase in interest expense.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses and gains and losses on extinguishment of debt, because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt may be realized based on management's decision to repay or repurchase debt. Thus, realized investment gains and losses and gains and losses on extinguishment of debt are not reflective of the Company's ongoing earnings capacity and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating decisions, and analysts and investors typically utilize measures of this type when evaluating financial performance of insurers. However, gains and losses of these types, particularly as to investments, are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (losses) (net of the related income tax effects), were $22.8 million, or $1.07 per diluted share, in the third quarter of 2003 as compared to $19.8 million, or $0.93 per diluted share, in the third quarter of 2002. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit products and net investment income partially offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $120.2 million of financial resources available at the holding company level at September 30, 2003, which was primarily comprised of short-term investments, investments in the common stock of its investment subsidiaries, and fixed maturity securities. Financial resources available at the holding company level increased by $79.9 million from December 31, 2002 primarily due to the issuance of the 2033 Senior Notes. The Company used a portion of these financial resources and $5.0 million borrowed under its revolving credit facility to repay in full the principal amount of $66.5 million of the existing Senior Notes at their maturity on October 1, 2003. The ratio of the Company's corporate debt to total capitalization (which is calculated by dividing corporate debt by the sum of the Company's corporate debt, the Company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders' equity) was 20% at September 30, 2003. Following the repayment of the existing Senior Notes on October 1, 2003, the ratio of the Company's corporate debt to total capitalization was 15%. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments of up to $46.6 million during 2003, of which $2.6 million has been paid during the first nine months of 2003. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $95.0 million of borrowings available to it under its revolving credit facility as of October 1, 2003. A shelf registration statement is also in effect under which up to $106.2 million in securities may be issued by the Company.

On May 20, 2003, the Company issued $143.8 million of 2033 Senior Notes in a public offering pursuant to the Company's existing shelf registration. The proceeds from this issuance were used to repay all of the then outstanding borrowings under the Company's revolving credit facility and to repay at maturity the existing Senior Notes. See Note C to the Consolidated Financial Statements. As a result of the issuance of the 2033 Senior Notes, under the terms of the Company's revolving credit facility, the maximum amount of borrowings available to the Company thereunder was reduced from $150 million to $100 million and the facility was converted to an unsecured facility, with collateral being released to the Company.

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

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on any outstanding borrowings under its revolving credit facility, interest payments on the 2033 Senior Notes and distributions on the Capital Securities and the 2003 Capital Securities. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements, but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008.

The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2003, the Company repurchased 201,400 shares of its Class A Common Stock at a total cost of $7.5 million, for a volume-weighted average price of $37.13 per share. The Company did not repurchase any shares in the second or third quarters of 2003. At September 30, 2003, approximately 728,700 shares were remaining under the share repurchase program.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.2 billion at September 30, 2003, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at September 30, 2003. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of these and certain other risks relating to the Company's investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During the first nine months of 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company will reinsure excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. For long-term disability products, effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company will reinsure risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes will reduce the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company is implementing a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's operating results could be adversely affected.

Also, during the third quarter of 2003, the U.S. Secretary of the Treasury announced that coverage under the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") will not be extended to group life insurance. The Terrorism Act will continue to apply to all direct lines of property and casualty insurance written by SNCC, including excess workers' compensation.

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

150,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if SIG's aggregate PTOI for the five year performance period is at least
$429.1 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $380.1 million, determined by interpolating between zero and 150,000 according to where the PTOI amount falls in the range between $380.1 million and $429.1 million.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.

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

At September 30, 2003, mortgage-backed securities comprised 19% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At September 30, 2003, the Company had outstanding advances of $160.0 million. These advances, which were obtained at a fixed rate, have a weighted average term to maturity of 6.3 years. A total of $10.0 million of these advances will mature during the remainder of 2003. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

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

THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly adjust the prices or other terms of its insurance policies or successfully implement other operational initiatives, as to which no assurance can be given. Furthermore, the Company is subject to credit risk with respect to reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market, and it is likely that, in the future, the Company's reinsurers will continue to seek price increases, although the extent of such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which may result in the Company retaining a higher portion of such losses should they occur. There can be no assurance that the Company will be able to obtain such coverages on acceptable terms, if at all, in the future. However, under the Terrorism Act, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above SNCC's annual deductible.

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

             31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

             32    Certification of Periodic Report Pursuant to 18 U.S.C.
                   Section 1350


         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K on July 23, 2003, under Item 9, containing a press release announcing second quarter 2003 earnings. The information in such report was furnished pursuant to Items 9 and 12 of Form 8-K and shall not be deemed to have been "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date:  November 12, 2003