Form 10-K
period 2003-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2004-03-12
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                    (302) 478-5142             13-3427277
-------------------------------    ---------------------------  ----------------
 (State or other jurisdiction of     (Registrant's telephone    (I.R.S. Employer
 incorporation or organization)    number, including area code) Identification
                                                                    Number)

1105 North Market Street, Suite 1230, P. O. Box                         19899
           8985, Wilmington, Delaware
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock, $.01 par value               New York Stock Exchange
  ----------------------------------------             -------------------------
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

                 Yes [X]                          No [  ]

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

                 Yes [X]                         No [  ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2003 was $816,164,154.

As of March 1, 2004, the Registrant had 27,051,750 shares of Class A Common Stock and 4,177,357 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I

ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), is a holding company whose subsidiaries provide integrated employee benefit services. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess and primary workers' compensation, group life, travel accident and dental. The Company's asset accumulation business emphasizes individual fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. See Notes A and R to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company's segments.

The Company makes available free of charge on its website at www.delphifin.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably possible after such material has been filed with or furnished to the Securities and Exchange Commission.

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

The Company's primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company ("RSLIC"), founded in 1907 and having administrative offices in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC"), underwrite a diverse portfolio of group life, disability and accident insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2004 as rated by A.M. Best was A- (Excellent). The Company, through Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), acquired RSLIC and FRSLIC in November 1987.

Safety National Casualty Corporation ("SNCC") focuses primarily on providing excess workers' compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The financial strength rating of SNCC as of February 2004 as rated by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. ("SIG"), acquired SNCC in March 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers' compensation products to the self-insured market.

Matrix Absence Management, Inc. ("Matrix"), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in June 1998. See "Other Transactions" and Note B to the Consolidated Financial Statements.

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company is a leading provider of group life, disability and excess workers' compensation insurance products to small and mid-sized employers, with more than 20,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment and group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets unbundled employee benefit products and absence management services as well as an Integrated Employee Benefit program that combines both employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company's ability to market its group employee benefit products to large employers. In 2003, the Company introduced a suite of voluntary group life, disability and accidental death and dismemberment products that are sold to employees at their worksite. This suite of voluntary benefits allows the employees of the Company's clients to choose the type and amount of benefit. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any industry segment or geographic area.

The Company's group employee benefit products are sold to employer groups primarily through independent brokers and agents. The Company's products are marketed to brokers and agents by 114 sales representatives and managers. RSLIC had 99 sales representatives and managers located in 25 sales offices nationwide at December 31, 2003, up 41% from 70 sales representatives and managers at the end of 2000. At December 31, 2003, SNCC had 12 sales representatives and managers and Matrix had 3 sales representatives and managers. The Company's three administrative offices and 25 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                         Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                       2003                          2002                   2001
                                               ---------------------         ---------------------    ----------------
                                                                          (dollars in thousands)
Insurance premiums:
   Core Products:
     Life...................................   $ 241,902        35.9%        $   210,030      37.6%   $170,772    37.8%
     Disability income......................     233,437        34.7             195,052      34.9     162,602    36.0
     Excess workers' compensation...........     151,522        22.5             104,170      18.6      73,404    16.2
     Travel accident, dental and other......      46,792         6.9              49,922       8.9      45,380    10.0
                                               ---------       -----         -----------     -----    --------   -----
                                               $ 673,653       100.0%        $   559,174     100.0%   $452,158   100.0%
                                               ---------       =====         -----------     =====    --------   =====

   Non-Core Products:.......................
     Loss portfolio transfers...............           -                          26,830                 4,340
     Reinsurance facilities.................         344                             771                 7,872
     Other..................................      22,039                          21,724                23,624
                                               ---------                     -----------              --------
                                                  22,383                          49,325                35,836
                                               ---------                     -----------              --------
       Total insurance premiums.............   $ 696,036                     $   608,499              $487,994
                                               =========                     ===========              ========

Sales (new annualized gross premiums):
   Core Products:
     Life...................................   $  68,200        31.0%        $    70,900      35.2%   $ 55,606    34.9%
     Disability income......................      84,920        38.6              75,996      37.8      60,628    38.1
     Excess workers' compensation...........      45,058        20.5              30,796      15.3      18,110    11.4
     Travel accident, dental and other......      21,933         9.9              23,454      11.7      24,774    15.6
                                               ---------       -----         -----------     -----    --------   -----
                                               $ 220,111       100.0%        $   201,146     100.0%   $159,118   100.0%
                                               ---------       =====         -----------     =====    --------   =====

   Non-Core Products:
     Loss portfolio transfers...............           -                          26,830                 4,340
     Other..................................      14,513                          13,171                28,765
                                               ---------                     -----------              --------
                                                  14,513                          40,001                33,105
                                               ---------                     -----------              --------
       Total sales..........................   $ 234,624                     $   241,147              $192,223
                                               =========                     ===========              ========

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. See "Reinsurance." Therefore, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.

The table below shows the loss and expense ratios as a percent of premium income for the Company's group employee benefit products for the periods indicated.

                                           Year Ended December 31,
                                    ---------------------------------
                                     2003          2002          2001
                                     ----          ----          ----
Loss ratio .................         68.2%         69.2%         75.0%(1)
Expense ratio ..............         26.1          25.4          27.0
                                     ----          ----         -----
    Combined ratio .........         94.3%         94.6%        102.0%(1)
                                     ====          ====         =====

         (1) The loss ratio and combined ratio for 2001 excluding the reserve strengthening discussed in the following paragraph are 65.9% and 92.9%, respectively.

The loss ratio for 2001 reflects a reserve strengthening charge which was primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believed that the high number of large losses was unlikely to recur, the Company added $24.0 million to its reserve for incurred but not reported ("IBNR") losses since its method of estimating IBNR reserves is based on past experience. In the years subsequent to 2001, the number of large losses experienced by the Company returned to the Company's pre-2001 historical average. The Company also added $5.0 million to its long-term disability IBNR reserves in 2001 for potential mental and nervous disabilities related to the World Trade Center attacks. The reserve strengthening charge reduced 2001 net income by $28.8 million, or $0.91 per diluted share. The loss and expense ratios are also affected by, among other things, claims development related to prior years and the results with respect to the Company's non-core group employee benefit products. Such ratios can also be affected by changes in the Company's mix of products, such as the level of premium from loss portfolio transfers ("LPTs"), from year to year. LPTs, which are classified as a non-core product due to the episodic nature of sales, carry a higher loss ratio and a significantly lower expense ratio as compared to the Company's other group employee benefit products.

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

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified period to persons who, because of sickness or injury, are unable to work. The Company's group long-term disability coverages are spread across many industries. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. Long-term disability benefits are usually offset by income the claimant receives from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When claimants' disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and the insured group's emerging experience, as well as assumptions regarding operating expenses and future interest rates. Effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company will reinsure risks in excess of $7,500 (compared to $2,500 previously) in long-term disability benefits per individual per month. See "Reinsurance" and

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance."

Excess workers' compensation insurance products provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and other groups, particularly small municipalities, hospitals and schools. These employers and groups are believed to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because excess workers' compensation claim payments do not begin until after the self-insured's total loss payments equal the SIR, the period from when the claim is incurred to the time claim payments begin averages 15 years. At that point, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be stable and predictable. This family of products also includes large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance, and a complementary product, workers' compensation self-insurance bonds.

The pricing environment and demand for excess workers' compensation insurance has improved substantially since 2000 due to higher primary workers' compensation rates and disruption in the excess workers' compensation marketplace due to difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the terrorist attacks on the World Trade Center increased the demand for alternatives to primary workers' compensation. As a result, the demand for excess workers' compensation products and the rates for such products continued to increase. SNCC was able to obtain significant price increases in connection with its renewals of insurance coverage during 2002 and 2003, with increases exceeding 25% and 15%, respectively, on a substantial portion of such renewals. SNCC has also been obtaining significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 10% in 2002 and 13% in 2003. SNCC has continued to obtain price increases averaging 16% on its 2004 renewals and SIR levels on average are up 7%. New business production for excess workers' compensation products increased 70% in 2002 and 46% in 2003 and the retention of existing customers was consistent with SNCC's goals. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation products. Under the replacement arrangements, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. See "Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance."

As a result of the terrorist attacks on the World Trade Center, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") was enacted. The Terrorism Act establishes a program under which the federal government will share with the insurance industry the risk of loss from covered acts of international terrorism. The program terminates on December 31, 2005, and the U.S. Secretary of the Treasury (the "Secretary") has the option to extend it through December 31, 2006. The Terrorism Act applies to all direct lines of property and casualty insurance written by SNCC, including excess workers' compensation. The federal government would pay 90% of each covered loss and the insurer would pay the remaining 10%. Each insurer has a separate deductible before federal assistance becomes available in the event of an act of terrorism. The deductible is based on a percentage of the insurer's direct earned premiums from the previous calendar year. The deductible is 7%, 10% and 15% of direct earned premiums in 2003, 2004 and 2005, respectively. The maximum after-tax loss to the Company for 2004 within the Terrorism Act deductible from property and casualty products is approximately 1.4% of the Company's shareholders' equity as of December 31, 2003. Any payments made by the government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company's life insurance subsidiaries.

Business travel accident as well as voluntary accidental death and dismemberment insurance policies pay a stated amount based on a predetermined schedule in the event of the accidental death or dismemberment of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual and type of coverage. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year. The Company ceded 50% of its risk under dental policies with effective dates prior to 2003 under a reinsurance arrangement and cedes 100% of its risk under dental policies with effective dates in 2003 or later under such arrangement. See "Reinsurance."

Non-core group employee benefit products include products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time payment, assumes responsibility for an existing block of disability or self-insured workers' compensation claims. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Non-core group employee benefit products also include primary workers' compensation for which the Company primarily receives fee income since a significant portion of the risk is reinsured. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $4.4 million in 2003. In addition, non-core group employee benefit products include bail bond insurance and workers' compensation and property catastrophe reinsurance. See "Reinsurance."

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist of fixed annuities, primarily single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 3.0% to 5.5%. For most of the Company's annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to eight years. At December 31, 2003, the weighted average crediting rate on the Company's annuity products as a group was 4.86%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but some withdrawals may result in the assessment of surrender charges, taxes, and/or tax penalties on the withdrawn amount. In addition, the accumulated value of the annuity may be increased or decreased under a market value adjustment ("MVA") provision if it is surrendered during the surrender charge period. The Company does not market variable annuity products.

These fixed annuity products are sold predominantly to individuals through networks of independent agents. In 2003, the Company's SPDA products accounted for $85.8 million of asset accumulation product deposits, of which $77.0 million was attributable to the MVA annuity product, and $13.1 million was attributable to FPA products, of which $11.6 million had an MVA feature. Four networks of independent agents accounted for approximately 70% of the deposits from these SPDA and FPA products during 2003, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                        Year Ended December 31,
                                                               ----------------------------------------
                                                                 2003            2002            2001
                                                                 ----            ----            ----
                                                                        (dollars in thousands)
Asset accumulation product deposits (sales) ...........        $100,636        $135,046        $ 90,159

Funds under management (at period end) ................         929,922         878,820         786,214

At December 31, 2003, funds under management consisted of $829.3 million of SPDA liabilities and $100.6 million of FPA liabilities. Of these liabilities, $621.4 million were subject to surrender charges averaging 6.58% at December 31, 2003. Annuity liabilities not subject to surrender charges have been in force, on average, for 20 years.

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

INVESTMENTS

The Company's management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of certain of the Company's other products, the discount rate used to calculate the related reserves. The Company's overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates.

For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes A, C and J to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                              Year Ended December 31,
                                                               ------------------------------------------------
                                                                  2003               2002               2001
                                                               ----------         ----------         ----------
                                                                           (dollars in thousands)
Average invested assets (1) ...........................        $2,948,135         $2,556,076         $2,312,975
Net investment income (2) .............................           186,366            162,036            157,509
Tax equivalent weighted average annual yield (3) ......               6.5%               6.6%               7.0%

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

REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. In addition, the U.S. federal government presently provides certain protections for insurers who issue certain property and casualty insurance coverages. See "Business - Group Employee Benefit Products."

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

The Company assumes certain workers' compensation and property risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of terrorism is generally excluded from these reinsurance treaties. The attachment points for workers' compensation reinsurance range from $1 million to $50 million. Aggregate exposures assumed under individual workers' compensation treaties generally range from $1 million to $3 million, with the highest net exposure pursuant to any such treaty equal to $5 million. The Company underwrites workers' compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers' compensation product. The majority of the Company's property reinsurance provides coverage in the event of a catastrophe, generally excluding losses resulting from terrorism. The Company underwrites its property reinsurance to mitigate its risk by diversifying geographically and limiting its exposure on any one treaty. On property reinsurance, the Company's risk attachment points range from $1 million to $20 billion, with an average attachment point of $2.75 billion. The Company's aggregate exposure under a single property treaty generally ranges from $1 million to $2 million. The highest net exposure under a single property treaty is $2 million. The probable maximum loss on property reinsurance is estimated to be approximately $6.6 million, net of reinstatement premium and taxes, or less than 1% of the Company's shareholders' equity.

The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of the reinsurance facilities in which the Company had participated. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they formerly participated in such facilities. The Company is currently a party to certain arbitration proceedings arising out of two such facilities. See "Legal Proceedings." Premium income from all reinsurance facilities was $0.3 million, $0.8 million and $7.9 million in 2003, 2002 and 2001, respectively, and incurred losses from these facilities were $5.1 million, $4.7 million and $10.6 million in 2003, 2002 and 2001, respectively. The reinsurance facilities did not constitute a significant part of the Company's operations; accordingly, the Company's withdrawals from these facilities has not had a material impact on its consolidated financial position, liquidity or results of operations.

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

The life, annuity, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on accounting principles generally accepted in the United States ("GAAP") and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level method on all insurance business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                                                    Year Ended December 31,
                                                                                        -------------------------------------------
                                                                                          2003             2002              2001
                                                                                        ---------        ---------        ---------
                                                                                                   (dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance,
     beginning of period .......................................................        $ 439,147        $ 413,950        $ 302,514

Add provision for claims and claim expenses incurred, net
    of reinsurance,occurring during:
      Current year (1) .........................................................           82,372           82,197           73,782
      Prior years (2) ..........................................................           20,541           15,869           13,896
                                                                                        ---------        ---------        ---------
         Incurred claims and claim expenses, net of reinsurance,
               during the current year .........................................          102,913           98,066           87,678
                                                                                        ---------        ---------        ---------

Deduct claims and claim expenses paid, net of reinsurance, occurring during:
      Current year .............................................................            5,165           10,915            6,014
      Prior years (3) ..........................................................           57,235           61,954          (29,772)
                                                                                        ---------        ---------        ---------
         Total paid ............................................................           62,400           72,869          (23,758)
                                                                                        ---------        ---------        ---------

Unpaid claims and claim expenses, net of reinsurance, end of period ............          479,660          439,147          413,950
Reinsurance receivables, end of period .........................................           93,030           95,709           92,828
                                                                                        ---------        ---------        ---------
     Unpaid claims and claim expenses, gross of reinsurance,
         end of period .........................................................        $ 572,690        $ 534,856        $ 506,778
                                                                                        =========        =========        =========

(1) The provision for claims and claim expenses incurred in 2001 includes a reserve strengthening charge of $39.3 million primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its excess workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believed that the high number of large losses was unlikely to recur, the Company added $24.0 million to its reserve for IBNR losses since its method of estimating IBNR reserves is based on past experience. In the years subsequent to 2001, the number of large losses experienced by the Company returned to the Company's pre-2001 historical average.

(2) In 2003 and 2002, the claims and claim expenses incurred related to prior years reflect accretion of discounted reserves offset by favorable claims development. In 2001, the claims and claim expenses incurred related to prior years reflect the accretion of discounted reserves and unfavorable claims development.

(3) In 2001, the payments of claims and claim expenses occurring in prior years reflect the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re. See "Business
         - Reinsurance."

The effects of the discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2003, 2002 and 2001, $21.5 million, $17.2 million and $9.5 million, respectively, of discount was amortized, and $44.9 million, $34.6 million and $32.1 million, respectively, was accrued. The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 2003 and is net of reinsurance.

                                                                               December 31,
                            March 5,     -------------------------------------------------------------------------------------------
                            1996(1)        1996         1997        1998       1999        2000         2001       2002        2003
                            ------         ----         ----        ----       ----        ----         ----       ----        ----
                                                                           (dollars in thousands)
Reserve for unpaid
    claims and claim
    expenses, net of
    reinsurance .......... $ 520,370     $ 532,923    $ 541,280  $ 422,159  $ 434,513    $ 444,061   $ 638,191  $ 680,835  $ 744,760
Cumulative amount of
    liability paid:
     One year later ......    23,467        28,162       98,365     40,815     40,660      (29,990)(2)  61,954     57,235
     Two years later .....    50,713       125,020      127,481     74,571      4,020 (2)   26,398     112,639
     Three years later ...   140,943       152,842      156,119     33,429(2)  54,846       71,938
     Four years later ....   167,811       179,705      111,253(2)  78,981
     Five years later ....   193,363       133,228(2)   150,772    114,295
     Six years later .....   153,504(2)    170,405      182,281
     Seven years later ...   188,719       197,318
     Eight years later ...   214,715
Liability
     reestimated as of:
     One year later ......   507,375       513,402      523,430    410,875    424,187      442,624     636,125    678,535
     Two years later .....   487,830       500,964      511,602    404,559    420,420      442,807     634,578
     Three years later ...   476,854       488,432      503,906    401,475    417,869      446,948
     Four years later ....   476,600       487,195      500,514    396,403    423,426
     Five years later ....   476,890       478,206      492,280    399,311
     Six years later .....   470,283       468,142      493,586
     Seven years later ...   460,670       472,492
     Eight years later ...   463,015
Cumulative redundancy
    (deficiency) ......... $  57,355     $  60,431    $  47,694  $  22,848  $  11,087    $  (2,887)  $   3,613  $   2,300

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

(2) The cumulative amount of liability paid through December 31, 2001 reflects the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re in 2001.

The "Reserve for unpaid claims and claim expenses, net of reinsurance" line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions, except for the unusually high number of large losses in the Company's excess workers' compensation business in 2001. The "Cumulative redundancy (deficiency)" line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2003.

The table below illustrates the effects of the discount to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

                                                              December 31,
                                   March 5,   ----------------------------------------------
                                   1996(1)      1996         1997        1998        1999
                                  ---------   ---------   ---------    ---------   ---------
                                                         (dollars in thousands)
Reserve for unpaid claims
  and claim expenses
  before discount:
     Gross of reinsurance .....   $ 533,871   $ 549,653   $ 564,734      586,984   $ 613,693
     Deduct reinsurance
       recoverable ............      13,501      16,730      23,454      164,825     179,180
                                  ---------   ---------   ---------    ---------   ---------
     Net of reinsurance .......     520,370     532,923     541,280      422,159     434,513

Deduct discount for time
   value of money .............     164,000     168,827     176,683      113,507     127,357
                                  ---------   ---------   ---------    ---------   ---------

Unpaid claims and claim
   expenses as reported
   on balance sheets, net
   of discount and net of
   reinsurance ................     356,370     364,096     364,597      308,652     307,156
                                  ---------   ---------   ---------    ---------   ---------

Reestimated unpaid claims
  and claim expenses,
  net of discount, as
  of December
  31, 2003:
     Gross of reinsurance .....     430,211     429,803     442,112      463,270     498,572
     Deduct reinsurance
         recoverable ..........      41,054      42,355      48,416      118,553     145,487
                                  ---------   ---------   ---------    ---------   ---------
     Net of reinsurance .......     389,157     387,448     393,696      344,717     353,085
                                  ---------   ---------   ---------    ---------   ---------

Discounted cumulative
   (deficiency) ...............     (32,787)    (23,352)    (29,099)     (36,065)    (45,929)

Add accretion of discount .....      90,142      83,783      76,793       58,913      57,016
                                  ---------   ---------   ---------    ---------   ---------

Cumulative redundancy
   (deficiency) before
   discount ...................   $  57,355   $  60,431   $  47,694    $  22,848   $  11,087
                                  =========   =========   =========    =========   =========

                                                      December 31,
                                    ---------------------------------------------
                                      2000        2001        2002          2003
                                    ---------   ---------   ---------     -------
                                            (dollars in thousands)
Reserve for unpaid claims
  and claim expenses
  before discount:
     Gross of reinsurance .....     $ 650,765   $ 731,019   $ 776,544    $ 837,790
     Deduct reinsurance
       recoverable ............       206,704      92,828      95,709       93,030
                                    ---------    --------    --------    ---------
     Net of reinsurance .......       444,061     638,191     680,835      744,760

Deduct discount for time
   value of money .............       141,547     224,241     241,688      265,100
                                    ---------   ---------   ---------    ---------

Unpaid claims and claim
   expenses as reported
   on balance sheets, net
   of discount and net of
   reinsurance ................       302,514     413,950     439,147    $ 479,660
                                    ---------   ---------   ---------    =========

Reestimated unpaid claims
  and claim expenses,
  net of discount, as
   of December
   31, 2003:
     Gross of reinsurance .....       534,903     574,962     571,861
     Deduct reinsurance
         recoverable ..........       178,003     125,038     112,173
                                    ---------   ---------   ---------
     Net of reinsurance .......       356,900     449,924     459,688
                                    ---------   ---------   ---------

Discounted cumulative
   (deficiency) ...............       (54,386)    (35,974)    (20,541)

Add accretion of discount .....        51,499      39,587      22,841
                                    ---------   ---------   ---------

Cumulative redundancy
(deficiency) before
discount ......................     $  (2,887)  $   3,613   $   2,300
                                    =========   =========   =========

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $111.6 million less than those reported by the Company for statutory financial statement purposes at December 31, 2003. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

The Company believes that its reputation in the marketplace, quality of service, unique programs which integrate employee benefit products and absence management services and investment returns have enabled it to compete effectively for new business in its targeted markets. The Company reacts to changes in the marketplace generally by focusing on products with adequate margins and attempting to avoid those with low margins. The Company believes that its smaller size, relative to some of its competitors, enables it to more easily tailor its products to the demands of customers.

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

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the National Association of Insurance Commissioners (the "NAIC") and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, while the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.

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

The Company's insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. SNCC recognized expenses of $1.6 million, $1.3 million and $1.2 million in 2003, 2002 and 2001, respectively, for these types of assessments. None of the Company's life insurance subsidiaries has ever incurred any significant costs of this nature.

EMPLOYEES

The Company and its subsidiaries employed approximately 1,045 persons at December 31, 2003. The Company believes that it enjoys good relations with its employees.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries.

OTHER TRANSACTIONS

On June 30, 1998, the Company acquired Matrix, a provider of integrated disability and absence management services to the employee benefits market. The purchase price of $33.8 million consisted of 614,136 shares of the Company's Class A Common Stock, $7.9 million of cash and $5.7 million of 8% subordinated notes which matured in June 2003 (the "Subordinated Notes"). Under the terms of the purchase agreement, additional consideration of up to $5.2 million in cash was payable if Matrix's earnings met specified targets over the four-year period subsequent to the acquisition. Because Matrix met all of the specified targets, the Company paid the $5.2 million of contingent consideration in two equal installments of $2.6 million during 2000 and 2001. See Note B to the Consolidated Financial Statements.

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

In the fourth quarter of 2000, the Company liquidated a substantial majority of the investments of its investment subsidiaries. The proceeds from these sales were used in 2001 to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities of its subsidiary, Delphi Funding L.L.C. (the "Capital Securities"), and to repurchase $8.0 million principal amount of its 8% Senior Notes which matured in October 2003 (the "Matured Senior Notes").

In May 2003, the Company issued $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's revolving credit facility and to repay in full the principal amount of $66.5 million of the Matured Senior Notes. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund redemptions. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. As a result of the issuance of the 2033 Senior Notes, under the terms of the Company's revolving credit facility, the maximum amount of borrowings available to the Company thereunder was reduced from $150 million to $100 million and the facility was converted to an unsecured facility, with collateral being released to the Company. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. See Note E to the Consolidated Financial Statements.

In May 2003, Delphi Financial Statutory Trust I (the "Trust"), a recently-created Connecticut statutory trust and wholly owned subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The interest rate was 5.41% for the period from May 15, 2003 through August 15, 2003, 5.23% for the period from August 16, 2003 through November 15, 2003, and 5.28% for the period from November 16, 2003 through February 15, 2004. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

On November 21, 2003, the Company's Board of Directors declared a 3-for-2 common stock split effected in the form of a 50% stock dividend, which was distributed on December 22, 2003 to stockholders of record on December 8, 2003. A total of 11,211,435 shares of common stock were issued in connection with the split, and the aggregate amount of $0.1 million, equal to the par value of the common stock issued, was reclassified from additional paid-in capital to common stock. The stated par value of each share remained at $0.01. Results per share and applicable share amounts for prior periods have been restated to reflect the stock split.

ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2009. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in June 2009. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. SNCC also owns a neighboring office building located at 2029 Woodland Parkway, St. Louis, Missouri. The building consists of approximately 17,000 square feet and is intended for lease to third parties. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2006. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. The hearings in these arbitrations are scheduled to be held in the current year. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

     Name                   Age                             Position
----------------------------------------------------------------------------------------------
Robert Rosenkranz            61      Director of the Company;  Chairman of the Board,
                                     President  and Chief  Executive  Officer of
                                     the Company; Chairman of the Board of RSLIC

Robert M. Smith, Jr.         52      Director and Executive Vice President of the Company

Chad W. Coulter              41      Vice  President,  Secretary  and General  Counsel of
                                     the  Company;  Vice  President,  General Counsel and
                                     Assistant Secretary of RSLIC

Thomas W. Burghart           45      Vice President and Treasurer of the Company and RSLIC

Lawrence E. Daurelle         52      Director of the Company and President and Chief Executive
                                     Officer of RSLIC

Harold F. Ilg                56      Director of the Company and Chairman of the Board of SNCC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He also serves as Chairman of the Board or as a Director of the Company's principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the voting power of the Company's common stock as of March 1, 2004.

Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. He has also served as the Chief Investment Officer of RSLIC and FRSLIC since April 2001. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of the Company's principal subsidiaries.

Mr. Coulter has served as Vice President and General Counsel of the Company and as Vice President, General Counsel and Assistant Secretary of RSLIC, FRSLIC and RSLIC-Texas since January 1998, and has served as Secretary of the Company since May 2003. He also served for RSLIC in similar capacities from February 1994 to August 1997, and in various capacities from January 1991 to February 1994. From August 1997 to December 1997, Mr. Coulter was Vice President and General Counsel of National Life of Vermont.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $39.25 on March 1, 2004. There were approximately 3,000 holders of record of the Company's Class A Common Stock as of March 1, 2004.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock and the cash dividends paid per share for the Company's Class A and Class B Common Stock. Prior periods have been restated to reflect the 3-for-2 common stock split distributed in the form of a stock dividend on December 22, 2003.

                                                       High              Low              Dividends
                                                     --------          --------         ------------
2002:    First Quarter                               $  26.45          $  21.87         $       0.05
         Second Quarter                                 30.08             25.67                 0.05
         Third Quarter                                  29.00             22.57                 0.05
         Fourth Quarter                                 27.42             21.94                 0.05

2003:    First Quarter                               $  26.46          $  21.73         $       0.05
         Second Quarter                                 31.77             25.67                 0.05
         Third Quarter                                  33.63             30.33                 0.05
         Fourth Quarter                                 36.88             31.08                 0.08

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's Class A Common Stock and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2002 and the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend by 50% to $0.08 per share. In the first quarter of 2004, the Company's Board of Directors declared a cash dividend of $0.08 per share, which was paid on the Company's Class A Common Stock and Class B Common Stock on March 10, 2004. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $100.0 million revolving credit facility subject to certain restrictions and covenants and the 2033 Senior Notes. See Note L to the Consolidated Financial Statements.

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

                                                                                        Year Ended December 31,
                                                                 ----------------------------------------------------------------
                                                                    2003         2002          2001          2000          1999
                                                                 ---------    ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:                                                (dollars and shares in thousands, except per share data)
  Insurance premiums and fee income:
    Core group employee benefit products .....................   $ 673,653    $ 559,174     $ 452,158     $ 400,405     $ 357,541
    Non-core group employee benefit products(1) ..............      22,383       49,325        35,836        47,285       110,381
    Asset accumulation products ..............................       4,158        2,645         3,088         2,551         2,126
    Other ....................................................      18,893       16,713        16,122        16,116        15,220
                                                                 ---------    ---------     ---------     ---------     ---------
                                                                   719,087      627,857       507,204       466,357       485,268
  Net investment income(2) ...................................     186,366      162,036       157,509       184,576       180,945
  Net realized investment gains (losses)(3) ..................      12,724      (28,469)      (70,289)     (138,047)      (25,720)
  (Loss) gain on extinguishment of debt and
    capital securities(2) ....................................           -         (332)       11,456             -             -
                                                                 ---------    ---------     ---------     ---------     ---------
    Total revenue ............................................     918,177      761,092       605,880       512,886       640,493

  Income (loss) from continuing operations(4) ................      98,916       60,652         6,505        (3,293)       64,132

  Net income (loss)(4)(5) ....................................      98,916       60,652         6,505        (3,293)       50,285

BASIC RESULTS PER SHARE(4)(6):
  Income (loss) from continuing operations ...................   $    3.17    $    1.95     $    0.21     $   (0.11)    $    2.04
  Net income (loss) ..........................................        3.17         1.95          0.21         (0.11)         1.60
  Weighted average shares outstanding ........................      31,208       31,139        30,848        30,582        31,469

DILUTED RESULTS PER SHARE(4)(6):
  Income (loss) from continuing operations ...................   $    3.09    $    1.90     $    0.21     $   (0.11)    $    1.97
  Net income (loss) ..........................................        3.09         1.90          0.21         (0.11)         1.55
  Weighted average shares outstanding ........................      32,023       31,887        31,629        30,582        32,511

CASH DIVIDENDS PAID PER SHARE(6)(7): .........................   $    0.23    $    0.20     $    0.20     $       -     $       -

OTHER DATA(8):
  Operating earnings(5) ......................................   $  90,645    $  79,373     $  44,747     $  86,438     $  80,850
  Diluted book value per share(6)(9) .........................   $   25.49    $   21.83     $   19.00     $   17.91     $   16.35
  Return on beginning shareholders' equity
    excluding net realized investment gains
    (losses), (loss) gain on extinguishment
    debt and capital securities and
    discontinued operations (10) .............................        13.3%        13.6%          8.3%         17.2%         14.3%

                                                                                      December 31,
                                                          ------------------------------------------------------------------
                                                             2003          2002          2001          2000         1999
                                                          ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:                                                               (dollars in thousands)
   Total investments ..................................   $3,202,754    $2,816,051    $2,427,214    $2,475,945    $2,527,763
   Total assets .......................................    4,177,532     3,734,942     3,336,146     3,440,010     3,395,688
   Corporate debt(2) (11) .............................      143,750       118,139       125,675       267,770       283,938
   Company obligated mandatorily redeemable
     capital securities of subsidiaries(2)(12) ........       56,050        36,050        36,050       100,000       100,000
   Shareholders' equity ...............................      798,440       681,655       581,994       538,193       501,417
   Corporate debt to total capitalization ratio(13) ...         14.4%         14.1%         16.9%         29.6%         32.1%

(1) The Company in 1999 terminated its participations in the reinsurance facilities in which it had historically participated, resulting in lower premiums from non-core group employee benefit products in 2000, 2001, 2002 and 2003. Premiums from non-core group employee benefit products also include premiums from LPTs, which are episodic in nature, of $44.0 million, $13.9 million, $4.3 million, $26.8 million and $0, in 1999, 2000, 2001, 2002 and 2003, respectively. See "Business - Group Employee Benefit Products" and "Business - Reinsurance."

(2) Net investment income declined in 2001 and 2002 primarily due to the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments of its investment subsidiaries. In 2001, the Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities and to repurchase $8.0 million principal amount of the Matured Senior Notes. The Company recognized a gain on extinguishment of debt and capital securities of $11.5 million in connection with these repurchases. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Matured Senior Notes and recognized a loss on extinguishment of debt of $0.3 million in connection with this repurchase.

(3) In 2003, 2002 and 2001, the Company recognized pre-tax losses of $13.0 million, $54.1 million, and $79.3 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses. In 2000, the Company realized losses of $72.5 million, related to the liquidation of a substantial majority of the investments of its investment subsidiaries, and $58.5 million, on closed U.S. Treasury futures and option contracts.

(4) Results for 2001 include a charge of $0.91 per diluted share or $28.8 million, net of an income tax benefit of $15.5 million and reinsurance coverages of $21.8 million, for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Included in this charge, on a pre-tax basis, are additions to excess workers' compensation case reserves of $9.0 million and IBNR reserves of $24.0 million. This charge also includes reported workers' compensation losses of $6.3 million and a $5.0 million addition to long-term disability IBNR reserves attributable to the terrorist attacks on the World Trade Center. In the years subsequent to 2001, the number of large losses experienced by the Company returned to the Company's pre-2001 historical average.

         As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded SFAS No. 4, which required all gains and losses from extinguishment of debt and capital securities to be aggregated and classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt and capital securities are classified as income or loss from operations in the income statement. In 2002 and 2001, the Company had an extraordinary (loss) gain, net of the related income tax effect, of $(0.2) million, or $(0.01) per diluted share, and $7.4 million, or $0.24 per diluted share, respectively, that was reclassified to ongoing operations upon the adoption of SFAS No. 145. In addition, in computing the diluted earnings per share amounts for 2001, equivalent shares attributable to in-the-money stock options, which totaled 0.8 million, were considered in the calculation of these per share amounts since the reclassification of the gain on extinguishment of debt and capital securities resulted in income from continuing operations.

         Income (loss) from continuing operations and net income (loss) include realized investment gains (losses), net of federal income tax expense (benefit) and the (loss) gain on extinguishment of debt and capital securities, net of federal income tax (benefit) expense, as follows:

                                                                                       Year Ended December 31,
                                                              -----------------------------------------------------------------
                                                                 2003         2002          2001          2000           1999
                                                              ----------   ----------    ----------    ----------    ----------
                                                                        (dollars in thousands, except per share data)
Realized investment gains (losses), net of income tax
  expense (benefit) .......................................   $    8,271   $  (18,505)   $  (45,688)   $  (89,731)   $  (16,718)
Basic per share amount ....................................         0.26        (0.59)        (1.48)        (2.94)        (0.53)
Diluted per share amount ..................................         0.26        (0.58)        (1.44)        (2.94)        (0.52)

(Loss) gain on extinguishment of debt and capital
  securities, net of income tax (benefit) expense .........            -         (216)        7,446             -             -
Basic per share amount ....................................            -        (0.01)         0.24             -             -
Diluted per share amount ..................................            -        (0.01)         0.24             -             -

         In 1999, the Company disposed of Unicover and recognized an after-tax loss of $13.8 million on the disposition. See "Business - Other Transactions."

(5) Net income is reconciled to the non-GAAP financial measure "operating earnings" as follows:





                                                                                      Year Ended December 31,
                                                               -------------------------------------------------------------
                                                                  2003        2002         2001         2000         1999
                                                               ---------    ---------    ---------    ---------    ---------
                                                                        (dollars in thousands, except per share data)
Net income (loss) ..........................................   $  98,916    $  60,652    $   6,505    $  (3,293)   $  50,285
                                                               ---------    ---------    ---------    ---------    ---------
  Realized investment (gains) losses .......................     (12,724)      28,469       70,289      138,047       25,720

  Income tax expense (benefit) .............................       4,453       (9,964)     (24,601)     (48,316)      (9,002)
                                                               ---------    ---------    ---------    ---------    ---------
    Realized investment (gains) losses, net of the
      related income tax effect ............................      (8,271)      18,505       45,688       89,731       16,718
                                                               ---------    ---------    ---------    ---------    ---------
  Loss (gain) on extinguishment of debt and
    capital securities .....................................           -          332      (11,456)           -            -
  Income tax expense (benefit) .............................           -         (116)       4,010            -            -
                                                               ---------    ---------    ---------    ---------    ---------
    Loss (gain) on extinguishment of debt
      and capital securities, net of the related
      income tax effect ....................................           -          216       (7,446)           -            -
                                                               ---------    ---------    ---------    ---------    ---------
  Loss from discontinued operations, net of related
      income tax effect ....................................           -            -            -            -       13,847
                                                               ---------    ---------    ---------    ---------    ---------
Operating earnings .........................................   $  90,645    $  79,373    $  44,747    $  86,438    $  80,850
                                                               =========    =========    =========    =========    =========

         See Note 8 for a discussion of why management believes the presentation of this non-GAAP financial measure provides useful information for investors.

(6) Prior periods have been restated to reflect the 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on December 22, 2003. In computing the earnings per share amount for 2000, equivalent shares attributable to in-the-money stock options, which totaled 1.0 million, were not considered in the calculation of these per share amounts since the inclusion of these equivalent shares would have diluted the loss from continuing operations.

(7) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2001 and 2002. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend to $0.08 per share. During 2003, 2002 and 2001, the Company paid cash dividends on its capital stock in the amount of $7.4 million, $6.0 million and $5.7 million, respectively. See Note L to the Consolidated Financial Statements.

(8) In addition to financial measures presented in the consolidated financial statements prepared in accordance with GAAP, the Company also uses certain non-GAAP financial measures to analyze and report its financial results. Management believes these non-GAAP financial measures are informative when analyzing the trends relating to the Company's insurance operations. These measures exclude realized investment gains and losses, gains and losses on extinguishment of debt and capital securities and discontinued operations because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt and capital securities may be realized based on management's decision to repay or repurchase debt. Thus, realized investment gains and losses and gains and losses on extinguishment of debt and capital securities are not reflective of the Company's ongoing earnings capacity, and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses these measures to assess performance and make operating decisions, and the Company understands that analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, gains and losses of these types, particularly as to investments, are likely to occur periodically and should not be considered nonrecurring items. Further, these non-GAAP financial measures should not be considered a substitute for GAAP measures as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

(9) Diluted book value per share is calculated by dividing shareholders' equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(10) Return on beginning shareholders' equity, excluding net realized investment gains (losses), (loss) gain on extinguishment of debt and capital securities and discontinued operations is calculated by dividing operating earnings by beginning shareholders' equity, as determined as of the beginning of each year. Return on beginning shareholders' equity, excluding net realized investment gains (losses),
         (loss) gain on extinguishment of debt and capital securities and discontinued operations for 2001 excluding losses related to the reserve strengthening was 13.7%. GAAP-basis return on beginning equity is as follows:

                                                              Year Ended December 31,
                                               -------------------------------------------------
                                                2003        2002       2001       2000      1999
                                               --------     -----      ----      -----      ----
Return on beginning shareholders' equity..      14.5%       10.4%      1.2%       N/A       8.9%

         See Note 8 for a discussion of why management believes the presentation of this non-GAAP financial measure provides useful information for investors.

(11) In May 2003, the Company issued $143.8 million of the 2033 Senior Notes. See "Business - Other Transactions" and Note E to the Consolidated Financial Statements.

(12) In May 2003, the Trust issued $20.0 million liquidation amount of Floating Rate Capital Securities in a private placement. See "Business
         - Other Transactions" and Note K to the Consolidated Financial Statements.

(13) The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company's long-term corporate debt, Company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Therefore, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is currently experiencing particularly favorable market conditions for its excess workers' compensation products, and believes that this trend will continue for some time, due to the growing shift among employers toward self-insuring their workers' compensation risks in light of higher primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions, and is increasing the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability.

The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. Deposits from the Company's asset accumulation business consist of new annuity sales, which are recorded as liabilities rather than as premiums. Revenues from the Company's asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited to annuity holders. The Company is disciplined in setting the crediting rates offered on its asset accumulation products in order to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies is presented below under the caption "Critical Accounting Policies" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause actual results to ultimately differ materially from those described below can be found under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Summary of Results. Net income was $98.9 million, or $3.09 per diluted share, in 2003 as compared to $60.7 million, or $1.90 per diluted share, in 2002. Net income in 2003 and 2002 included realized investment gains (losses) (net of the related income tax effects) of $8.3 million, or $0.26 per diluted share, and $(18.5) million, or $(0.58) per diluted share, respectively. Net income in 2002 also included a loss on extinguishment of debt (net of an income tax benefit) of $0.2 million, or $0.01 per diluted share. The increase in net income in 2003 is also attributable to growth in income from group employee benefit products and net investment income partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 20% in 2003 and the combined ratio (loss ratio plus expense ratio) remained at the same level as 2002. Net investment income increased 15% in 2003 primarily due to a 15% increase in average invested assets. The increase in interest expense resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Capital Securities.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses and gains and losses on extinguishment of debt, because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt may be realized based on management's decision to repay or repurchase debt. Thus, realized investment gains and losses and gains and losses on extinguishment of debt are not reflective of the Company's ongoing earnings capacity, and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating decisions, and the Company understands that analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, gains and losses of these types, particularly as to investments, are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (losses) and a loss on extinguishment of debt (both net of the related income tax effects), were $90.6 million, or $2.83 per diluted share, in 2003 as compared to $79.4 million, or $2.49 per diluted share, in 2002. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit products and net investment income partially offset by the increase in interest expense.

Premium and Fee Income. Premium and fee income in 2003 was $719.1 million as compared to $627.9 million in 2002, an increase of 15%. Premiums from core group employee benefit products increased 20% to $673.7 million in 2003 from $559.2 million in 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. See "Business - Group Employee Benefit Products." Premiums from excess workers' compensation insurance for self-insured employers increased 45% to $151.5 million in 2003 from $104.2 million in 2002. This increase was primarily due to the favorable pricing environment and strong demand for this product driven by a growing shift among employers toward self-insuring their workers' compensation risks due to higher primary workers' compensation rates. SNCC obtained average price increases above 15% in connection with its renewals of insurance coverage during 2003, and has continued to obtain significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 13% in 2003. SNCC has continued to obtain average price increases of 16% on its 2004 renewals and SIR levels on average are up 7%. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 46% to $45.1 million in 2003 from $30.8 million in 2002. In addition, retention of existing customers for excess workers' compensation products in 2003 was higher than in 2002. Premiums from the Company's other core group employee benefit products increased 15% to $522.1 million in 2003 from $455.0 million in 2002, reflecting an improvement in the retention of existing customers and strong production growth in 2002. New business production for the Company's other core group employee benefit products was $175.1 million in 2003 and $170.4 million in 2002. The level of production achieved in 2003 reflects the Company's maintaining its underwriting discipline under competitive market conditions for these products and across-the-board price increases on new long-term disability business to reflect the lower discount rates on reserves implemented in 2003. The Company continues to implement price increases for certain existing disability and group life customers.

Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation and property catastrophe reinsurance, and reinsurance facilities. See "Business - Group Employee Benefit Products" and "Business - Reinsurance." Premiums from non-core group employee benefit products were $22.4 million in 2003 as compared to $49.3 million in 2002. Premiums from non-core group employee benefit products in 2002 included a high level of premiums from LPTs, which are episodic in nature. The 2003 period did not include any premiums from LPTs.

Deposits from the Company's asset accumulation products were $100.6 million in 2003 as compared to $135.0 million in 2002. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2002 and 2003. The decrease in deposits from the Company's asset accumulation products in 2003 was primarily due to strong equity market performance during the second half of 2003 and the continuing low interest rate environment which reduced demand for fixed annuity products. The Company anticipates that the level of deposits attainable for 2004 will be similar to the level of deposits achieved in 2003 since the Company continues to add new networks and independent agents to its distribution channel. The Company plans to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2004 in order to achieve its targeted interest rate spreads on these products.

Net Investment Income. Net investment income in 2003 was $186.4 million as compared to $162.0 million in 2002, an increase of 15%. This increase reflects an increase in average invested assets in 2003. The tax equivalent weighted average annual yield on invested assets was 6.5% on average invested assets of $2,948.1 million in 2003 and 6.6% on average invested assets of $2,556.1 million in 2002.

Net Realized Investment Gains (Losses). Net realized investment gains were $12.7 million in 2003 as compared to net realized investment losses of $28.5 million in 2002. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2003 and 2002, the Company recognized $25.7 million and $26.4 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In 2003 and 2002, the Company recognized $13.0 million and $54.1 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and equity securities.

The losses of this type in 2003 ($8.5 million on an after-tax basis) resulted primarily from credit quality-related deterioration in the corporate debt markets and the impact of sustained low interest rates on certain interest only securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $756.6 million as compared to $662.4 million in 2002, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.3% in 2003 and 94.6% in 2002.

Interest Expense. Interest expense was $18.1 million in 2003 as compared to $12.4 million in 2002, an increase of $5.7 million. This increase primarily resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Capital Securities in May 2003 and the fact that the 2033 Senior Notes and the Matured Senior Notes were simultaneously outstanding until the Matured Senior Notes could be repaid at their maturity in October 2003.

Income Tax Expense. Income tax expense was $44.6 million in 2003 as compared to $25.6 million in 2002. The income tax expense (benefit) attributable to net realized investment gains (losses) was $4.5 million and $(10.0) million in 2003 and 2002, respectively. The Company's effective tax rate excluding net realized investment gains and losses and the loss on extinguishment of debt was 30.7% in 2003 and 31.0% in 2002.

2002 COMPARED TO 2001

Summary of Results. Net income was $60.7 million, or $1.90 per diluted share, in 2002 as compared to $6.5 million, or $0.21 per diluted share, in 2001. Net income in 2002 and 2001 included realized investment losses (net of the related income tax benefit) of $18.5 million, or $0.58 per diluted share, and $45.7 million, or $1.44 per diluted share, respectively. Net income in 2002 and 2001 also included a (loss) gain on extinguishment of debt and capital securities (net of the related income tax effects) of $(0.2) million, or $(0.01) per diluted share, and $7.4 million, or $0.24 per diluted share. The increase in net income in 2002 was also attributable to a decrease in interest expense ($3.3 million after taxes), and charges in the 2001 period for goodwill amortization ($3.2 million after taxes) and reserve strengthening ($28.8 million after taxes). Excluding the effects of the reserve strengthening and goodwill amortization in 2001, income from group employee benefit products increased in 2002 as compared to 2001.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses and gains and losses on extinguishment of debt and capital securities, because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparison between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Gains and losses on extinguishment of debt and capital securities may be realized based on management's decision to repay or repurchase debt. Thus, realized investment gains and losses and gains and losses on extinguishment of debt and capital securities are not reflective of the Company's ongoing earnings capacity, and trends in the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating decisions, and the Company understands that analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, gains and losses of these types, particularly as to investments, are likely to recur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment losses and a loss (gain) on extinguishment of debt and capital securities (net of the related income tax effects), were $79.4 million, or $2.49 per diluted share, in 2002 as compared to $44.7 million, or $1.41 per diluted share, in 2001. The increase in operating earnings in 2002 was attributable to a decrease in interest expense ($3.3 million after taxes), and charges in the 2001 period for goodwill amortization ($3.2 million after taxes) and reserve strengthening ($28.8 million after taxes). Excluding the effects of the reserve strengthening and goodwill amortization in 2001, income from group employee benefit products increased in 2002 as compared to 2001.

Premium and Fee Income. Premium and fee income in 2002 was $627.9 million as compared to $507.2 million in 2001, an increase of 24%. Premiums from core group employee benefit products increased 24% to $559.2 million in 2002 from $452.2 million in 2001. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. Premiums from excess workers' compensation insurance for self-insured employers increased 42% to $104.2 million in 2002 from $73.4 million in 2001 primarily due to improvements in the pricing environment and demand for this product as a result of higher primary workers' compensation rates. SNCC was able to obtain significant price increases in connection with its renewals of insurance coverage during 2002, with increases exceeding 25% on a substantial portion of such renewals. SNCC also obtained significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 10% in 2002. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 70% to $30.8 million in 2002 from $18.1 million in 2001 and the retention of existing customers was consistent with SNCC's goals. Premiums from the Company's other core group employee benefit products increased 20% to $455.0 million in 2002 from $378.8 million in 2001, reflecting strong production growth in 2001. New business production for the Company's other core group employee benefit products increased 21% to $170.4 million in 2002 from $141.0 million in 2001 primarily due to the expansion of the Company's sales force during 2001 and 2002, and the opening of three new sales offices in 2002. The Company also implemented price increases for certain disability customers.

Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation and property catastrophe reinsurance, and reinsurance facilities. Premiums from non-core group employee benefit products increased 38% to $49.3 million in 2002 from $35.8 million in 2001 primarily due to a higher level of premium from LPTs, which are episodic in nature.

Deposits from the Company's asset accumulation products were $135.0 million in 2002 as compared to $90.2 million in 2001. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company maintained its disciplined approach to setting the crediting rates offered on its asset accumulation products since market interest rates and the resulting interest rate spreads available to the Company on these products remained less favorable throughout 2001 and 2002. The increase in deposits from the Company's asset accumulation products in 2002 was higher than expected due to the pullback of certain fixed annuity providers from the wholesale distribution chain and heightened demand for fixed annuity products as a result of adverse conditions in the equity markets.

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

(Loss) Gain on Extinguishment of Debt and Capital Securities. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Matured Senior Notes, resulting in a loss on extinguishment of debt of $0.3 million. During 2001, the Company repurchased $64.0 million liquidation amount of the Capital Securities in the open market. In June 2001, the Company also repurchased $8.0 million aggregate principal amount of the Matured Senior Notes. In 2001, the Company recognized a gain on extinguishment of debt and capital securities of $11.5 million in connection with the repurchases of the Capital Securities and Matured Senior Notes.

Benefits and Expenses. Policyholder benefits and expenses were $662.4 million as compared to $583.1 million in 2001, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. Benefits and expenses in 2001 include a pre-tax charge of $44.3 million for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Prior to 2001, SNCC's historical average for losses exceeding $2.0 million in its workers' compensation products was one to two per year. In 2001, however, the Company experienced seven such losses, including two losses as a result of the terrorist attacks on the World Trade Center. The case reserves for these seven losses totaled $15.3 million, including $6.3 million attributable to the World Trade Center attacks. Though the Company believed that the high number of large losses in 2001 was unlikely to recur, the Company added $24.0 million to its reserve for IBNR losses since its method of estimating IBNR reserves is based on past experience. In the years subsequent to 2001, the number of large losses experienced by the Company returned to the Company's pre-2001 historical average. The Company also added $5.0 million to its long-term disability IBNR reserves for potential mental and nervous disability claims related to the World Trade Center attacks. This reserve strengthening charge reduced net income by $28.8 million, or $0.91 per diluted share. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.6% in 2002 and 102.0% (92.9% excluding the reserve strengthening) in 2001. The combined ratio in 2002 reflects the higher levels of reserves which were established for the Company's excess workers' compensation products due to the high number of large losses in 2001. This combined ratio also reflects the large amount of new business production from the Company's other core group employee benefit products, for which initial reserves have been set at higher levels until actual loss experience emerges. The higher level of premium from LPTs, which carry a higher loss ratio, also contributed to the higher combined ratio in 2002.

Interest Expense. Interest expense was $12.4 million in 2002 as compared to $17.4 million in 2001, a decrease of $5.0 million. This decrease was primarily a result of the Company's repurchase of $64.0 million liquidation amount of the Capital Securities in the open market, which occurred on various dates during the first nine months of 2001, and a lower weighted average borrowing rate under the Company's revolving credit facilities. In addition, the Company had a lower amount of borrowings outstanding during the year ended 2002 under its Matured Senior Notes and SIG's 8.5% Senior Notes (the "SIG Senior Notes") due May 2003.

Income Tax Expense (Benefit). Income tax expense was $25.6 million in 2002 as compared to an income tax benefit of $1.1 million in 2001. The income tax benefits attributable to net realized investment losses were $10.0 million and $24.6 million in 2002 and 2001, respectively. The income tax (benefit) expense related to the (loss) gain on extinguishment of debt and capital securities was $(0.1) million and $4.0 million, respectively. The income tax benefit in 2001 was also attributable to the reserve strengthening charge. The Company's effective tax rate excluding net realized investment losses, the (loss) gain on extinguishment of debt and capital securities and the reserve strengthening was 31.0% in 2002 and 32.2% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $59.0 million of financial resources available at the holding company level at December 31, 2003, which was primarily comprised of short-term investments, investments in the common stock of its investment subsidiaries, and fixed maturity securities. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

On May 20, 2003, the Company issued $143.8 million of the 2033 Senior Notes in a public offering pursuant to the Company's existing shelf registration. The proceeds from this issuance were used to repay all of the then outstanding borrowings under the Company's revolving credit facility and to repay at maturity the Matured Senior Notes. See "Business - Other Transactions" and Note E to the Consolidated Financial Statements. As a result of the issuance of the 2033 Senior Notes, under the terms of the Company's revolving credit facility, the maximum amount of borrowings available to the Company thereunder was reduced from $150 million to $100 million and the facility was converted to an unsecured facility, with collateral being released to the Company. The Company did not have any borrowings outstanding under the revolving credit facility at December 31, 2003.

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. See "Business - Other Transactions" and Note E to the Consolidated Financial Statements.

In May 2003, the Company also issued $20.0 million liquidation amount of 2003 Capital Securities in a private placement. See Note K to the Consolidated Financial Statements. The Company also made the final $9.0 million principal payment on the SIG Senior Notes in May 2003 and repaid in full the $5.7 million principal amount due on the Subordinated Notes in June 2003.

In December 2003, the Company and its existing lenders agreed to amend certain terms of the Company's revolving credit facility, primarily the maturity date of the Company's revolving credit facility, which was extended from December 16, 2005 to December 16, 2006.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2004, the Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $54.0. The life insurance subsidiaries and SNCC may also pay additional dividends with the requisite regulatory approvals. See "Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. At December 31, 2003, the Company had $100.0 million of borrowings available to it under its revolving credit facility.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, interest payments on the 2033 Senior Notes, and dividends on the Capital Securities and the 2003 Capital Securities. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. See Notes E and K to the Consolidated Financial Statements.

The following table summarizes the Company's significant contractual obligations at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes and the junior subordinated debentures underlying the capital securities are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the consolidated financial statements, as referenced in the table:

                             CONTRACTUAL OBLIGATIONS

                                                                             Payments Due by Period
                                                     ----------------------------------------------------------------
                                                                  Less than       1 -3         3 - 5       More than
                                                        Total      1 Year         Years        Years        5 Years
                                                     -----------  ---------     ---------    -----------  -----------
                                                                           (dollars in thousands)
Corporate debt (Note E)............................  $   143,750  $       -     $        -   $         -  $   143,750
Interest on corporate debt (Note E) (1)............      340,517     11,950         23,881        23,000      281,686
Advances from Federal Home Loan Bank (Note F)......      150,000     95,000              -             -       55,000
Interest on advances from Federal
     Home Loan Bank (Note F).......................       72,233      8,593          8,212         8,212       47,216
Company-obligated mandatorily redeemable
     capital securities of subsidiaries (Note K)...       56,050          -              -             -       56,050
Dividends on capital securities (Note K) (2).......      110,477      4,430          8,854         8,857       88,336
Operating lease obligations (Note N)...............       54,626     12,002         21,921        18,323        2,380
                                                     -----------  ---------     ----------   -----------  -----------
     Total contractual obligations.................  $   927,653  $ 131,975     $   62,868   $    58,392  $   674,418
                                                     ===========  =========     ==========   ===========  ===========

(1)      Primarily includes interest on the 2033 Senior Notes.

(2) Includes dividends on the outstanding Capital Securities and the 2003 Capital Securities. Interest on the 2003 Capital Securities was computed using the indexed rate in effect at December 31, 2003 of 5.28%.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries and additional borrowings available under the Company's revolving credit facility, are expected to exceed the Company's current and long-term cash requirements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company's operations.

The principal liquidity requirements of the Company's insurance subsidiaries are their contractual obligations to policyholders and other financing sources. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See "Asset/Liability Management and Market Risk." Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period.

Cash Flows. Operating activities increased cash by $237.5 million and $208.5 million in 2003 and 2002, respectively. Operating activities in 2001, which include $30.1 million of cash provided by the liquidation of trading account securities and $84.0 million of funds received from Oracle Re for the commutation of various reinsurance agreements that the Company had entered into with Oracle Re in 1998, increased cash by $228.7 million. See Note Q to the Consolidated Financial Statements.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2003, the Company repurchased 302,100 shares of its Class A Common Stock at a total cost of $7.5 million, for a volume-weighted average price of $24.75. The Company did not repurchase any shares in the second, third or fourth quarters of 2003. At December 31, 2003, the repurchase of approximately 1.1 million shares remained authorized under this program.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3,202.7 million at December 31, 2003, primarily consists of investments in fixed maturity securities and short-term investments. The market value of the Company's investment portfolio, in relation to its amortized cost, improved by $46.1 million during 2003, before related changes in the cost of business acquired of $5.5 million and the income tax provision of $14.2 million. In addition, the Company recognized pre-tax net investment gains of $12.7 million in 2003. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 2003. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2003, approximately 42% of the Company's total invested assets were comprised of corporate fixed maturity securities. Eighty-seven percent of the Company's corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA - 6%, AA - 9%, A
- 34%, and BBB - 38%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To reduce its exposure to corporate credit risk, the Company diversifies its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 20% of the Company's total invested assets at December 31, 2003. Ninety-five percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2003, the Company had outstanding advances of $150.0 million. The advances were obtained at a fixed rate and have a weighted average term to maturity of
6.4 years. A total of $95.0 million of these advances will mature at various times during 2004. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with its investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

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

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company's other products. In addition, the Company, at times, has utilized exchange-traded futures and option contracts and interest rate swap agreements to reduce the risk associated with changes in the value of its fixed maturity portfolio due to changes in the interest rate environment and to reduce the risk associated with changes in interest rates in connection with anticipated securities purchases and debt refinancing. At December 31, 2003, the Company had no outstanding futures or option contracts or interest rate swap agreements. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company's investment in non-dollar denominated fixed maturity securities during 2003 was less than 0.1% of total invested assets.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $29.2 million at December 31, 2003 as compared to a decline of approximately $30.9 million at December 31, 2002. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. The Company's outstanding corporate debt at December 31, 2003 was issued at a fixed interest rate. At December 31, 2003, a hypothetical 10% decrease in market interest rates would cause a corresponding $13.5 million increase in the fair value of the Company's fixed-rate corporate debt which matures in 2033. At December 31, 2002, a hypothetical 10% decrease in market interest rates would cause a corresponding $0.1 million increase in the fair value of the Company's fixed-rate corporate debt which matured in 2003. In May 2003, the Company paid $13.8 million upon the issuance of the 2033 Senior Notes to settle the treasury rate lock agreement. At December 31, 2002, a hypothetical 10% decrease in market interest rates would cause a corresponding $5.6 million increase in the fair value of the treasury rate lock agreement. Because interest expense on the Company's floating-rate corporate debt that was outstanding at December 31, 2002 would have fluctuated as prevailing interest rates changed, changes in market interest rates would not have materially affected its fair value.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. For long-term disability products, effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company will reinsure risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes will reduce the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company is implementing a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's results of operations could be adversely affected. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

SNCC Performance-Contingent Options. In May 2003, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company's Class A Common Stock to each of the five members of executive management of SNCC, for a total of 1,125,000 options. The options, which have a ten-year term and whose exercise price is equal to the fair market value of a share of such stock on the grant date (as determined in accordance with the Company option plan under which the options were granted), will become exercisable only to the extent that SIG, SNCC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with the current year; otherwise, such options will be forfeited. These targets, as described below, generally require that SIG's aggregate consolidated Pre-Tax Operating Income, as defined and computed under each of the related option agreements ("PTOI"), increases during these periods at an annual average rate of over 15% for any of the options to become exercisable, and at an annual average rate of at least 20% for the options to become fully exercisable.

112,500 of each executive's options will become exercisable if SIG's PTOI, for the three year performance period is at least $216.7 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $196.1 million, determined by interpolating between zero and 112,500 according to where the PTOI amount falls in the range between $196.1 million and $216.7 million.

225,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if SIG's aggregate PTOI for the five year performance period is at least $429.1 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $380.1 million, determined by interpolating between zero and 225,000 according to where the PTOI amount falls in the range between $380.1 million and $429.1 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements (as defined in the rules and regulations of the Securities and Exchange Commission) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires the Company's management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. Management's judgment is most critical in the estimation of its liabilities for future policy benefits and unpaid claims and claim expenses and its assets for cost of business acquired and in the valuation of its investments. A discussion of how management applies these critical accounting policies follows.

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $1,495.6 million at December 31, 2003, represent management's best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information.

The most significant assumptions made in the estimation process for future policy benefits relate to mortality, morbidity, claim termination and discount rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of IBNR losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. At December 31, 2003, disability and excess workers' compensation reserves for unpaid claims and claim expenses with a carrying value of $645.6 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The methods and assumptions used to establish reserves for future policy benefits and unpaid claims and claim expenses are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently. There have been no material changes in the actuarial assumptions and/or methods from those used in the previous periods other than those resulting from the unusually high number of large losses in the Company's excess workers' compensation business in 2001. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting, and certain sales office expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Deferred acquisition costs related to group life, disability and accident products, which totaled $133.1 million at December 31, 2003, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $9.8 million at December 31, 2003, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $31.6 million at December 31, 2003, are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of other comprehensive income in shareholders' equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $53.7 million, $43.2 million and $32.7 million in 2003, 2002 and 2001, respectively. These amounts represented 31%, 30% and 26%, respectively, of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods.

Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income in shareholders' equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety-nine percent of the Company's fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Securities acquired through private placements, which are not actively traded in a liquid market and do not have other mechanisms for their liquidation, totaled $19.7 million at December 31, 2003. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. In 2003, 2002 and 2001, the Company recognized losses totaling $13.0 million, $54.1 million and $79.3 million, respectively, for the other than temporary decline in the value of certain securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer's credit ratings, deteriorating financial results of issuers, adverse changes in the amount and timing of estimated future cash flows from securities and the impact of the recessionary economic environment on issuers' financial positions. Investment grade and non-investment grade fixed maturity securities comprised 83.1% and 6.3%, respectively, of the Company's total investment portfolio at December 31, 2003. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $114.6 million and $10.1 million, respectively, at December 31, 2003. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $11.3 million and $4.6 million, respectively, at December 31, 2003. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company's balance sheet as a component of other comprehensive income (loss). The Company anticipates that if certain existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $7.5 million to $15 million pre-tax ($5 million to $10 million on an after-tax basis) with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of the Company's procedures for the evaluation of other than temporary impairment in valuation. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the partnerships' underlying investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. Such adjustments resulted in reductions in value of $6.7 million and $1.8 million as of December 31, 2003 and December 31, 2002, respectively. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances.

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

     RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company's reserves for future policy benefits and unpaid claims and claim expenses are estimates. See "Critical Accounting Policies - Future Policy Benefits and Unpaid Claims and Claim Expenses" for a description of the most significant assumptions used in the estimation process. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed previously, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

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

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See "Critical Accounting Policies - Investments" for a description of management's evaluation process. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations - 2003 Compared to 2002."

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

The Company is subject to the risk, among others, that the issuers of the fixed maturity securities the Company owns will default on principal and interest payments. A major economic downturn or any of the various other factors that affect issuers' abilities to pay could result in issuer defaults. Because the Company's investments consist primarily of fixed maturity securities and short-term investments, such defaults could materially adversely affect the Company's results of operations, liquidity or financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

     THE COMPANY'S FINANCIAL POSITION EXPOSES THE COMPANY TO INTEREST RATE
RISKS.

Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See "Liquidity and Capital Resources - Asset/Liability Management and Market Risk." Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by adjusting the prices charged for these products.

     THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly adjust the prices or other terms of its insurance policies or successfully implement other operational initiatives, as to which no assurance can be given. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 for the Company's excess workers' compensation and long-term disability products. See "Liquidity and Capital Resources - Reinsurance." It is likely that, in the future, the Company's reinsurers will continue to seek price increases, although the extent of such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future.

However, under the Terrorism Act, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible. See "Business - Group Employee Benefit Products." The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

     THE INSURANCE BUSINESS IS A HEAVILY REGULATED INDUSTRY.

The Company's insurance subsidiaries, like other insurance companies, are highly regulated by state insurance authorities in the states in which they are domiciled and the other states in which they conduct business. Such regulations, among other things, limit the amount of dividends and other payments that can be made by such subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments such subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' businesses, including, for example, RBC requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products, claims-handling practices and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states.

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, while the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies (and court interpretations thereof) in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and those of its insurance subsidiaries.

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

     THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF THE COMPANY'S INSURANCE SUBSIDIARIES.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this Form 10-K under the heading "Liquidity and Capital Resources - Asset/Liability Management and Market Risk" beginning on page 27 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 39 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company's management, including the CEO and Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders, under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders, under the caption "Independent Auditors" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 40 of this Form 10-K.

(b) The Company filed a report on Form 8-K on October 21, 2003, under Item 12, containing a press release announcing third quarter 2003 earnings. The information in such report was furnished pursuant to Item 12 of Form 8-K and shall not be deemed to have been "filed" for purposes of
         Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

         The Company filed a report on Form 8-K on November 24, 2003, under Item 9, containing a press release announcing a cash dividend in the amount of $0.08 per share and a 3-for-2 common stock split to be paid in the form of a stock dividend, such dividend to be distributed on December 22, 2003 to holders of record on December 8, 2003, and certain changes to the Company's Board of Directors. The information in such report was furnished pursuant to Item 9 of Form 8-K and shall not be deemed to have been "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(c) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

    2.1 Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (6)

    2.2 Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (10)

    2.3 Stock Purchase Agreement, dated as of October 1, 1998, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC and the Shareholders named therein (10)

    2.4 Merger, Exchange and Release Agreement, dated April 30, 1999, by and among Delphi Financial Group, Inc., Unicover Managers, Inc., Unicover Intermediaries, LLC, Unicover Management Partners, LLC and the Buyers named therein (11)

    3.1 Amendment to Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (2)

    3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (7)

    3.3 Amended and Restated By-laws of Delphi Financial Group, Inc. (Exhibit 3.4) (2)

    4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (matured 8.0% Senior Notes due
          2003) (3)

    4.2 Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a)) (17)

    4.3 First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b)) (17)

    4.4 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a))(8)

    4.5 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (8)

    4.6 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, Inc., as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (8)

    4.7 Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein (Exhibit 4.1) (18)

    4.8 Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2) (18)

    4.9 Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Exhibit 4.3) (18)

   10.1 First Amendment to Credit Agreement, dated as of December 15, 2003, among Delphi Financial Group, Inc., the various financial institutions parties thereto (collectively, the "Lenders"), and Bank of America, N.A., as Administrative Agent (20)

   10.2 Credit Agreement, dated as of December 16, 2002, among the Company, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (Exhibit 10.1) (15)

   10.3 Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1)
          (12)

   10.4 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan (Exhibit 10.1) (18)

   10.5 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.4) (1)

   10.6 Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2) (14)

   10.7 Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.8) (2)

   10.8 Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9) (2)

   10.9 Delphi Financial Group, Inc. Amended and Restated Long-Term Performance-Based Incentive Plan (Exhibit 10.3) (18)

  10.10 2003 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (16)

  10.11   SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (5)

  10.12 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30) (6)

  10.13 Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(6)

  10.14 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (6)

  10.15 Reliance Standard Life Insurance Company Management Incentive Compensation Plan (Exhibit 10.4) (18)

  10.16 Stock Option Award Agreement, dated July 8, 2003, for Harold F. Ilg (Exhibit 10.5) (18)

  10.17 Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Option Plan, as amended May 28, 2003 (Exhibit 10.2) (18)

  10.18 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (4)

  10.19 Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (18)

  10.20 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (5)

  10.21 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (5)

  10.22 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd. (Exhibit 10.27) (9)

  10.23 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (Exhibit 10.28) (9)

  10.24 Commutation, Prepayment and Redemption Agreement, dated September 14, 2001, between Delphi Financial Group, Inc., Safety National Casualty Corporation, Reliance Standard Life Insurance Company, Delphi International Ltd. and Oracle Reinsurance Company Ltd. (Exhibit 10.1)
          (13)

   11.1   Computation of Results per Share of Common Stock (19)

   21.1   List of Subsidiaries of the Company (20)

   23.1   Consent of Ernst & Young LLP (20)

   24.1   Powers of Attorney (20)

   31.1 Certification by the Chairman of the Board, President and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(20)

   31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(20)

   32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)

---------------------------------------

     (1) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1992.

     (2) Incorporated herein by reference to the designated exhibit to the Company's Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).

     (3) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1993.

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

     (8) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated March 21, 1997.

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

     (15) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 2002.

     (16) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2003.

     (17) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated May 20, 2003.

     (18) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2003.

     (19) Incorporated herein by reference to Note P to the Consolidated Financial Statements included elsewhere herein.

     (20) Filed herewith.

(d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 40 of this Form 10-K are included under Item 8 and are presented beginning on page 69 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

                        Name                                         Capacity                    Date
                        ----                                         --------                    ----
 /s/              ROBERT ROSENKRANZ                           Chairman of the Board,        March 12, 2004
----------------------------------------------------------    President and Chief
                 (Robert Rosenkranz)                          Executive Officer
                                                              (Principal Executive
                                                              Officer)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
               (Lawrence E. Daurelle)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
                   (Edward A. Fox)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
                 (Van D. Greenfield)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
                   (Harold F. Ilg)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
                  (James N. Meehan)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
                (Philip R. O'Connor)

                          *                                   Director                      March 12, 2004
----------------------------------------------------------
                 (Donald A. Sherman)

/s/             ROBERT M. SMITH, JR.                          Director and Executive        March 12, 2004
----------------------------------------------------------    Vice President
               (Robert M. Smith, Jr.)

                          *                                   Vice President and            March 12, 2004
----------------------------------------------------------    Treasurer (Principal
                 Thomas W. Burghart                           Accounting and Financial
                                                              Officer)

* BY:  /s/             ROBERT ROSENKRANZ
      ----------------------------------------------------
                       Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31, 2003
                                                         -----------------------------------------------------
                                                           First         Second          Third         Fourth
                                                          Quarter        Quarter        Quarter        Quarter
                                                         --------       --------       --------       --------
Revenues excluding realized investment gains .....       $217,466       $224,274       $227,401       $236,312
Realized investment gains ........................          1,215          3,464          3,170          4,875
                                                         --------       --------       --------       --------
Total revenues ...................................        218,681        227,738        230,571        241,187
Operating income .................................         35,235         40,020         42,479         43,865
Net income .......................................         22,496         24,692         24,892         26,836

Basic results per share of common stock:

   Net income ....................................       $   0.72       $   0.80       $   0.80       $   0.86

Diluted results per share of common stock:
   Net income ....................................       $   0.71       $   0.77       $   0.78       $   0.83

                                                                               Year Ended December 31, 2002
                                                              -----------------------------------------------------------
                                                                First          Second            Third           Fourth
                                                               Quarter         Quarter          Quarter          Quarter
                                                              ---------       ---------        ---------        ---------
Revenues excluding realized investment gains (losses)
   and loss on extinguishment of debt .................       $ 197,891       $ 195,453        $ 193,407        $ 203,142
Realized investment gains (losses) ....................              95             218          (10,825)         (17,957)
Loss on extinguishment of debt ........................               -            (332)               -                -
                                                              ---------       ---------        ---------        ---------
Total revenues ........................................         197,986         195,339          182,582          185,185
Operating income ......................................          31,832          31,454           20,531           14,847
Net income ............................................          19,570          19,516           12,793            8,773

Basic results per share of common stock:
   Net income .........................................       $    0.63       $    0.63        $    0.41        $    0.28
Diluted results per share of common stock:
   Net income .........................................       $    0.62       $    0.61        $    0.40        $    0.27

Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year. Prior period results per share have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on December 22, 2003.

Results for the first, second, and fourth quarters of 2003 include pre-tax investment losses of $5.1 million, $7.2 million and $0.7 million, respectively, due to the other than temporary declines in the market values of certain securities. Results for the first, second, third and fourth quarters of 2002 include pre-tax investment losses of $3.6 million, $5.9 million, $20.0 million and $24.6 million, respectively, due to the other than temporary declines in the market values of certain securities. In the second quarter of 2002, the Company also repurchased $10.5 million aggregate principal amount of the Matured Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes C and E to the Consolidated Financial Statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                Page
                                                                                                                ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

     Report of Independent Auditors.......................................................................       41

     Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001.....................       42

     Consolidated Balance Sheets - December 31, 2003 and 2002.............................................       43

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2003, 2002 and 2001.......       44

     Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001.................       45

     Notes to Consolidated Financial Statements...........................................................       46

Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

     Schedule I, Summary of Investments Other Than Investments in Related Parties.........................       69

     Schedule II, Condensed Financial Information of Registrant...........................................       70

     Schedule III, Supplementary Insurance Information....................................................       74

     Schedule IV, Reinsurance.............................................................................       75

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations..............       76

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
Delphi Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes A and O to the Consolidated Financial Statements, in 2003 the Company changed its method of accounting for stock options.

                                                           /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 6, 2004

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                    2003             2002             2001
                                                                                  ---------       ---------        ---------
Revenue:
   Premium and fee income .................................................       $ 719,087       $ 627,857        $ 507,204
   Net investment income ..................................................         186,366         162,036          157,509
   Net realized investment gains (losses) .................................          12,724         (28,469)         (70,289)
   (Loss) gain on extinguishment of debt and capital securities ...........               -            (332)          11,456
                                                                                  ---------       ---------        ---------
                                                                                    918,177         761,092          605,880
                                                                                  ---------       ---------        ---------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ................         530,625         471,984          416,996
   Commissions ............................................................          52,380          43,169           39,636
   Amortization of cost of business acquired ..............................          55,764          45,742           34,700
   Other operating expenses ...............................................         117,809         101,533           91,729
                                                                                  ---------       ---------        ---------
                                                                                    756,578         662,428          583,061
                                                                                  ---------       ---------        ---------

   Operating income .......................................................         161,599          98,664           22,819

Interest expense:
   Corporate debt .........................................................          14,052           9,025           11,604
   Dividends on capital securities ........................................           4,035           3,356            5,808
                                                                                  ---------       ---------        ---------
                                                                                     18,087          12,381           17,412
                                                                                  ---------       ---------        ---------

        Income before income tax expense (benefit) ........................         143,512          86,283            5,407

Income tax expense (benefit) ..............................................          44,596          25,631           (1,098)
                                                                                  ---------       ---------        ---------

      Net income ..........................................................       $  98,916       $  60,652        $   6,505
                                                                                  =========       =========        =========

Basic results per share of common stock:

   Net income .............................................................       $    3.17       $    1.95        $    0.21

Diluted results per share of common stock:

   Net income .............................................................       $    3.09       $    1.90        $    0.21

Dividends paid per share of common stock ..................................       $    0.23       $    0.20        $    0.20

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               December 31,
                                                                                               ------------
                                                                                         2003              2002
                                                                                     -----------        -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................       $ 2,862,045        $ 2,495,629
      Short-term investments .................................................           114,752            204,890
      Other investments ......................................................           225,957            115,532
                                                                                     -----------        -----------
                                                                                       3,202,754          2,816,051
   Cash ......................................................................            18,733             27,669
   Cost of business acquired .................................................           183,665            168,110
   Reinsurance receivables ...................................................           409,620            392,659
   Goodwill ..................................................................            93,929             93,929
   Other assets ..............................................................           176,170            163,371
   Assets held in separate account ...........................................            92,661             73,153
                                                                                     -----------        -----------
      Total assets ...........................................................       $ 4,177,532        $ 3,734,942
                                                                                     ===========        ===========

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ...................................................................       $   246,634        $   229,743
      Disability and accident ................................................           439,158            390,717
   Unpaid claims and claim expenses:
      Life ...................................................................            47,395             40,627
      Disability and accident ................................................           189,740            175,271
      Casualty ...............................................................           572,690            534,856
   Policyholder account balances .............................................           961,356            909,961
   Corporate debt ............................................................           143,750            118,139
   Advances from Federal Home Loan Bank ......................................           150,789            207,990
   Other liabilities and policyholder funds ..................................           492,117            346,900
   Liabilities related to separate account ...................................            79,413             63,033
                                                                                     -----------        -----------
      Total liabilities ......................................................         3,323,042          3,017,237
                                                                                     -----------        -----------

   Company-obligated mandatorily redeemable capital securities of subsidiaries            56,050             36,050
                                                                                     -----------        -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................                 -                  -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         29,457,024 and 18,927,855 shares issued and outstanding, respectively               295                189
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         4,177,357 and 3,194,905 shares issued and outstanding, respectively .                42                 32
      Additional paid-in capital .............................................           383,573            373,356
      Accumulated other comprehensive income .................................            52,428             30,003
      Retained earnings ......................................................           421,080            329,574
      Treasury stock, at cost; 2,560,035 and 1,505,290 shares of
         Class A Common Stock, respectively ..................................           (58,978)           (51,499)
                                                                                     -----------        -----------
         Total shareholders' equity ..........................................           798,440            681,655
                                                                                     -----------        -----------
             Total liabilities and shareholders' equity ......................       $ 4,177,532        $ 3,734,942
                                                                                     ===========        ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                       Accumulated
                                                                                         Other
                                          Class A      Class B         Additional     Comprehensive
                                           Common      Common          Paid-in            (Loss)
                                           Stock        Stock           Capital           Income
                                         ---------    ---------        ----------     ---------------
Balance, January 1, 2001 ............    $     168    $      48        $ 366,834        $ (53,622)

Net income ..........................            -            -                -                -
Other comprehensive income:
   Decrease in net unrealized
     depreciation on investments ....            -            -                -           42,637

Comprehensive income ................

Issuance of stock, exercise of
    stock options and share
    conversions .....................           10           (7)           2,551                -

Acquisition of treasury stock .......            -            -                -                -
Cash dividends ......................            -            -                -                -
                                         ---------    ---------        ---------        ---------
   Balance, December 31, 2001 .......    $     178    $      41        $ 369,385        $ (10,985)

Net income ..........................            -            -                -                -

Other comprehensive income:
   Increase in net unrealized
       appreciation on investments ..            -            -                -           44,557
   Net unrealized loss on cash
     flow hedge .....................            -            -                -           (3,290)
   Minimum pension liability
     adjustment .....................            -            -                -             (279)

Comprehensive income ................

Issuance of stock, exercise of
   stock options and share
   conversions ......................           11           (9)           3,971                -
Cash dividends ......................            -            -                -                -
                                         ---------    ---------        ---------        ---------
   Balance, December 31, 2002 .......    $     189    $      32        $ 373,356        $  30,003

Net income ..........................            -            -                -                -
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments ....            -            -                -           26,395
   Increase in net loss on cash flow
     hedge ..........................            -            -                -           (4,106)
    Net change in minimum pension
       liability adjustment .........            -            -                -              136

Comprehensive income ................
Issuance of stock, exercise of
    stock options and share
    conversions .....................            8           (4)           8,865                -
Stock-based compensation ............            -            -            1,465                -
Acquisition of treasury stock .......            -            -                -                -
Cash dividends ......................            -            -                -                -
Three-for-two stock split ...........           98           14             (113)               -
                                         ---------    ---------        ---------        ---------
   Balance, December 31, 2003 .......    $     295    $      42        $ 383,573        $  52,428
                                         =========    =========        =========        =========

                                             Retained     Treasury
                                             Earnings       Stock            Total
                                            ---------    ---------        ---------
Balance, January 1, 2001 ............        $ 274,060    $ (49,295)       $ 538,193
                                                                           ---------

Net income ..........................            6,505            -            6,505
Other comprehensive income:
   Decrease in net unrealized
     depreciation on investments ....                -            -           42,637
                                                                           ---------
Comprehensive income ................                                         49,142

Issuance of stock, exercise of
    stock options and share
    conversions .....................                -            -            2,554

Acquisition of treasury stock .......                -       (2,204)          (2,204)
Cash dividends ......................           (5,691)           -           (5,691)
                                             ---------    ---------        ---------
   Balance, December 31, 2001 .......        $ 274,874    $ (51,499)       $ 581,994
                                                                          ----------

Net income ..........................           60,652            -           60,652
Other comprehensive income:
   Increase in net unrealized
       appreciation on investments ..                -            -           44,557
   Net unrealized loss on cash
     flow hedge .....................                -            -           (3,290)
   Minimum pension liability
     adjustment .....................                -            -             (279)
                                                                          ----------
Comprehensive income ................                                        101,640

Issuance of stock, exercise of
   stock options and share
   conversions ......................                -            -            3,973
Cash dividends ......................           (5,952)           -           (5,952)
                                             ---------    ---------        ---------
   Balance, December 31, 2002 .......        $ 329,574    $ (51,499)       $ 681,655

Net income ..........................           98,916            -           98,916
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments ....                -            -           26,395
    Increase in net loss on cash flow
     hedge ..........................                -            -           (4,106)
    Net change in minimum pension
       liability adjustment .........                -            -              136
                                                                          ----------
Comprehensive income ................                                        121,341
Issuance of stock, exercise of
    stock options and share
    conversions .....................                -            -            8,869
Stock-based compensation ............                -            -            1,465
Acquisition of treasury stock .......                -       (7,479)          (7,479)
Cash dividends ......................           (7,410)           -           (7,410)
Three-for-two stock split ...........                -            -               (1)
                                             ---------    ---------        ---------
   Balance, December 31, 2003 .......        $ 421,080    $ (58,978)       $ 798,440
                                             =========    =========        =========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         Year Ended December 31,
                                                                         -------------------------------------------------
                                                                            2003               2002                2001
                                                                         -----------        -----------        -----------
Operating activities:
   Net income ....................................................       $    98,916        $    60,652        $     6,505
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts .....           177,282            107,359            105,904
      Net change in reinsurance receivables and payables .........           (21,336)            (8,599)            39,670
      Amortization, principally the cost of business acquired
        and investments ..........................................            41,184             29,768             19,153
      Deferred costs of business acquired ........................           (76,836)           (68,725)           (51,096)
      Net realized (gains) losses on investments .................           (12,724)            28,469             70,289
      Loss (gain) on extinguishment of debt and capital securities                 -                332            (11,456)
      Net change in trading account securities ...................            (5,821)             5,170             30,085
      Net change in federal income tax liability .................            20,720             25,955             12,846
      Other ......................................................            16,110             28,162              6,772
                                                                         -----------        -----------       ------------
        Net cash provided by operating activities ................           237,495            208,543            228,672
                                                                         -----------        -----------       ------------

Investing activities:
   Purchases of investments and loans made .......................        (1,845,331)        (1,137,062)          (967,272)
   Sales of investments and receipts from repayment of loans .....         1,372,088            753,801            884,993
   Maturities of investments .....................................           147,428            183,050             87,077
   Net change in short-term investments ..........................            90,373           (111,926)           (49,062)
   Business acquisitions .........................................                 -                  -             (2,613)
   Change in deposit in separate account .........................            (3,128)               202               (184)
                                                                         -----------        -----------        -----------
        Net cash used by investing activities ....................          (238,570)          (311,935)           (47,061)
                                                                         -----------        -----------        -----------

Financing activities:
   Deposits to policyholder accounts .............................           106,986            140,336             94,922
   Withdrawals from policyholder accounts ........................           (88,081)           (56,104)           (62,733)
   Proceeds from issuance of 2033 Senior Notes ...................           139,222                  -                  -
   Borrowings under revolving credit facilities ..................            34,000             49,000            102,000
   Principal payments under revolving credit facilities ..........           (71,000)           (37,000)          (227,000)
   Repayments or repurchase of other corporate debt ..............           (81,150)           (19,874)           (17,284)
   Proceeds from issuance of 2003 Capital Securities .............            19,399                  -                  -
   Repurchase of Capital Securities ..............................                 -                  -            (51,329)
   Change in liability for Federal Home Loan Bank advances .......           (57,000)            45,000             13,500
   Change in liability for securities sold under agreements
      to repurchase ..............................................                 -                  -            (29,008)
   Other financing activities ....................................           (10,237)            (1,979)            (5,341)
                                                                         -----------        -----------        -----------
        Net cash (used) provided by financing activities .........            (7,861)           119,379           (182,273)
                                                                         -----------        -----------        -----------

(Decrease) increase in cash ......................................            (8,936)            15,987               (662)
Cash at beginning of year ........................................            27,669             11,682             12,344
                                                                         -----------        -----------        -----------
      Cash at end of year ........................................       $    18,733        $    27,669        $    11,682
                                                                         ===========        ===========        ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), Safety First Insurance Company ("SFIC"), SIG Holdings, Inc. ("SIG") and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements to conform with the 2003 presentation. As of December 31, 2003, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of net income excluding realized investment gains and losses and gains and losses on extinguishment of debt and capital securities and before interest and income tax expense. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of equity securities, balances with independent investment managers, trading account securities, mortgage loans, and amounts receivable from investment sales. Equity securities are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. Balances with independent investment managers principally represent investments in limited partnerships and are reflected on the equity method, with earnings included in net investment income. Trading account securities consist primarily of equity securities and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Dividend income and realized gains and losses from trading account securities are also included in net investment income. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting and certain sales office expenses, are deferred when incurred. For certain annuity products, these costs are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' surrender charges and mortality, investment and expense margins. Deferred acquisition costs for life, disability and accident products are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs for casualty insurance products are amortized over the period in which the related premium is earned. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for group life and disability insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of accumulated other comprehensive income or loss.

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Goodwill. Since January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives continue to be amortized over their useful lives. Any impairment losses will be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the year ended December 31, 2003. See Note I to the Consolidated Financial Statements.

Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The excess of separate account assets over the related liabilities represents the Company's deposit in the separate account, which is maintained to support the operation of the separate account program. The Company receives a proportionate share of the income or loss of the assets of the separate account; income is generally reinvested in the separate account.

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 2003, disability and excess workers' compensation reserves with a carrying value of $645.6 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the policyholders' aggregate accumulated value.

Income Taxes. The Company files a life/non-life consolidated federal tax return, pursuant to an election made with the 2001 tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The non-life subgroup includes DFG, SNCC, FRSLIC, SFIC and the non-insurance subsidiaries of the Company. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company's income tax returns.

Premium Recognition. The Company's group insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk.

(Loss) gain on extinguishment of debt and capital securities. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded SFAS No. 4, which required all gains or losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, gains or losses from extinguishment of debt are classified as income or loss from operations in the income statement. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
145. In addition, in computing diluted earnings per share for 2001, equivalent shares attributable to in-the-money stock options, which totaled 0.8 million, were considered in the calculation of per share amounts since the reclassification of the gain on extinguishment of debt resulted in income from continuing operations.

Stock Options. Prior to the second quarter of 2003, the Company accounted for stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's stock option plans are more fully described in Note O. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense was recognized in the Company's financial statements for the year ended December 31, 2002 and 2001. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 will be applied to all option awards granted, modified, or settled after January 1, 2003. The expense related to stock-based compensation included in the determination of the Company's net income for 2003 is less than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date:

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------
                                                                            2003            2002                2001
                                                                         -----------    -----------         -----------
                                                                           (dollars in thousands, except per share data)
Net income, as reported...........................................       $    98,916    $    60,652         $     6,505
Add:  Stock-based employee compensation expense included
      in reported net income, net of related tax effects..........             1,218              -                   -
Deduct: Stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects....................................            (2,229)        (2,462)             (2,539)
                                                                         -----------    -----------         -----------
Pro forma net income .............................................       $    97,905    $    58,190         $     3,966
                                                                         ===========    ===========         ===========

Earnings  per share:
    Basic, as reported............................................       $      3.17    $      1.95         $     0.21
    Basic, pro forma..............................................              3.14           1.87               0.13

    Diluted, as reported..........................................       $      3.09    $      1.90         $     0.21
    Diluted, pro forma............................................              3.03           1.81               0.12

The weighted average per share fair value used to calculate compensation expense for 2003 and pro forma compensation expense for 2002 and 2001 was $7.85, $8.81 and $7.91, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 2.3% to 5.0%, volatility factors of the expected market price of the Company's common stock ranging from 28% to 33%, expected lives of the options of five years and dividend yields ranging from 0.6% to 0.8%.

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

Recently Issued Accounting Standards

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP No. 03-1 is required to be adopted for fiscal years beginning after December 15, 2003 and, therefore, the Company adopted the new requirements effective January 1, 2004. Prior to SOP No. 03-1, the Company has been required to report the aggregate of all separate account assets as a single caption on its balance sheet, which has been titled "Assets held in separate account." SOP 03-1 requires that the Company allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At December 31, 2003, the Company's proportionate interest in the separate account's assets was $13.2 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 will not have a material effect on the financial position or results of operations of the Company.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In December 2003, the Financial Accounting Standards Board revised FIN 46. The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a VIE and will require the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company. See Note K to the Consolidated Financial Statements. Therefore, the Company will present in its consolidated financial statements the junior subordinated deferrable interest debentures as a liability and its interest in the subsidiaries that hold these debentures as a component of other assets. The Company is required to adopt the provisions of the revised FIN 46 that are applicable to the Company at the end of the first reporting period that ends after March 15, 2004. The adoption of the revised FIN 46 will not have a material effect on the financial position, results of operations or compliance with the debt covenants of the Company.

NOTE B - ACQUISITIONS

The consideration for the 1998 acquisition of Matrix included contingent consideration of up to $5.2 million in cash if Matrix's earnings met specified targets subsequent to the acquisition. Matrix met all of the specified targets, and accordingly, the Company paid the remaining $2.6 million of contingent consideration during 2001, which was included in goodwill. See Note I to the Consolidated Financial Statements.

NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                                     December 31, 2003
                                                              --------------------------------------------------------------
                                                                                  Gross           Gross
                                                               Amortized       Unrealized       Unrealized          Fair
                                                                  Cost            Gains           Losses            Value
                                                              ----------       ----------       ----------        ----------
                                                                                    (dollars in thousands)
Mortgage-backed securities ............................       $  628,987       $   16,860       $   (2,547)       $  643,300
Corporate securities ..................................        1,269,537           81,929           (9,330)        1,342,136
U.S. Treasury and other U.S. Government
   guaranteed securities ..............................          380,139            5,318              (40)          385,417
Obligations of U.S. states, municipalities and
   political subdivisions .............................          472,218           21,760           (2,786)          491,192
                                                              ----------       ----------       ----------        ----------
      Total fixed maturity securities .................       $2,750,881       $  125,867       $  (14,703)       $2,862,045
                                                              ==========       ==========       ==========        ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE C - INVESTMENTS - (CONTINUED)

                                                                                    December 31, 2002
                                                                                    -----------------
                                                                                 Gross            Gross
                                                              Amortized        Unrealized       Unrealized           Fair
                                                                 Cost            Gains            Losses             Value
                                                              ----------       ----------       ----------        ----------
                                                                                   (dollars in thousands)
Mortgage-backed securities ............................       $  596,861       $   35,659       $   (4,187)       $  628,333
Corporate securities ..................................        1,141,540           38,267          (27,018)        1,152,789
U.S. Treasury and other U.S. Government
   guaranteed securities ..............................          266,333           10,143             (493)          275,983
Obligations of U.S. states, municipalities and
   political subdivisions .............................          424,921           17,057           (3,454)          438,524
                                                              ----------       ----------       ----------        ----------
      Total fixed maturity securities .................       $2,429,655       $  101,126       $  (35,152)       $2,495,629
                                                              ==========       ==========       ==========        ==========

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                     Amortized          Fair
                                                       Cost             Value
                                                       ----             -----
                                                      (dollars in thousands)
Mortgage-backed securities ..................       $  628,987       $  643,300
Other securities:
   Less than one year .......................           54,544           55,296
   Greater than 1, up to 5 years ............          695,609          730,584
   Greater than 5, up to 10 years ...........          712,385          754,073
   Greater than 10 years ....................          659,356          678,792
                                                    ----------       ----------
      Total .................................       $2,750,881       $2,862,045
                                                    ==========       ==========

Net investment income was attributable to the following:

                                                   Year Ended December 31,
                                         --------------------------------------
                                           2003           2002           2001
                                         --------       --------       --------
                                                 (dollars in thousands)
Gross investment income:
   Fixed maturity securities .....       $169,457       $167,109       $158,065
   Other .........................         46,019         11,130         15,311
                                         --------       --------       --------
                                          215,476        178,239        173,376
Less: Investment expenses ........         29,110         16,203         15,867
                                         --------       --------       --------
                                         $186,366       $162,036       $157,509
                                         ========       ========       ========

Net realized investment gains (losses) arose from the following:

                                                              Year Ended December 31,
                                                    ----------------------------------------
                                                      2003            2002           2001
                                                    --------        --------        --------
                                                              (dollars in thousands)
Fixed maturity securities ...................       $ 11,857        $(15,668)       $(67,647)
Equity securities ...........................            867         (12,024)           (843)
Other investments ...........................              -            (777)         (1,799)
                                                    --------        --------        --------
                                                    $ 12,724        $(28,469)       $(70,289)
                                                    ========        ========        ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE C - INVESTMENTS - (CONTINUED)

Proceeds from sales of fixed maturity securities during 2003, 2002 and 2001 were $853.1 million, $518.6 million and $551.4 million, respectively. Gross gains of $29.1 million, $32.0 million and $17.3 million and gross losses of $3.4 million, $4.3 million and $6.7 million, respectively, were realized on those sales. In 2003, 2002, and 2001, the net gains (losses) realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain securities of $13.0 million, $43.3 million and $78.3 million, respectively. In 2003, 2002 and 2001, losses on equity securities include a provision for the other than temporary decline in the value of certain securities of $0, $10.8 million and $1.0 million, respectively.

The following table shows the gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                                       Less Than 12 Months       12 Months or More              Total
                                                      --------------------     --------------------     --------------------
                                                                    Gross                    Gross                   Gross
                                                        Fair     Unrealized      Fair     Unrealized      Fair     Unrealized
                                                       Value       Losses        Value      Losses        Value      Losses
                                                      --------    --------     --------    --------     --------    --------
Mortgage-backed securities .......................    $196,573    $ (2,443)    $  6,183    $   (104)    $202,756    $ (2,547)
Corporate securities .............................      88,950      (1,969)      79,445      (7,361)     168,395      (9,330)
U.S. Treasury & other U.S. Government
  guaranteed securities ..........................     242,848         (40)           -           -      242,848         (40)
Obligations of U.S. states, municipalities
  & political subdivisions .......................      17,264        (259)      11,930      (2,527)      29,194      (2,786)
                                                    ----------  ----------    --------- -----------    --------- -----------
    Total fixed maturity securities ..............    $545,635    $ (4,711)    $ 97,558    $ (9,992)    $643,193    $(14,703)
                                                      ========    ========     ========    ========     ========    ========

The Company regularly evaluates its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. The gross unrealized losses in the table above are attributable to over two hundred fixed maturity security positions with no unrealized loss attributable to any one security exceeding $1.6 million. Approximately 52% of the aggregate gross unrealized losses relate to fixed maturity security positions as to which such losses represent 10% or less of the amortized cost for the applicable security. Unrealized losses attributable to investment grade fixed maturity securities as determined by nationally recognized statistical rating organizations comprised 69% of the aggregate gross unrealized losses. Unrealized losses attributable to non-investment grade fixed maturity securities comprised 31% of the aggregate gross unrealized losses. For non-investment grade fixed maturity securities, management evaluated the financial position and prospects of the issuers, conditions in the issuers' industries and geographic areas, and liquidity of the investments. Based on an evaluation of these factors and the other factors described in Note A to the Consolidated Financial Statements and the Company's ability and intent to retain the investments to allow for any anticipated recovery in the investments' fair value, management believes that the unrealized losses in the table above are temporary.

The Company, at times, enters into futures and option contracts and interest rate swap agreements in connection with its investment strategy in order to profit from short-term differences in price. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment losses of $3.7 million in 2003 related to these instruments. The Company had no outstanding futures and option contracts and interest rate swap agreements related to its investment strategy at December 31, 2003. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2003.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE C - INVESTMENTS - (CONTINUED)

The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income. See Note M to the Consolidated Financial Statements. Unrealized (losses) gains on trading securities included in net investment income totaled $(0.7) million, $1.0 million and $4.8 million for 2003, 2002 and 2001, respectively.

Bonds and short-term investments with amortized costs of $63.1 million and $57.1 million at December 31, 2003 and 2002, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $68.1 million and $68.8 million at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, approximately 42% of the Company's total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 20% and 22% of the Company's total invested assets at December 31, 2003 and 2002, respectively. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating organizations. Non-investment grade securities included in fixed maturity securities had fair values of $200.5 million and $172.3 million at December 31, 2003 and 2002, respectively. Non-investment grade securities constituted 6.3% and 6.1% of total invested assets at December 31, 2003 and 2002, respectively.

Summarized aggregate unaudited financial information for the entities in which the balances with independent investment managers have been invested is shown below:

                                                          December 31,
                                                  --------------------------
                                                     2003            2002
                                                  ----------      ----------
                                                    (dollars in thousands)
Assets .....................................      $7,164,143      $2,925,280
                                                  ==========      ==========

Liabilities ................................      $  756,054      $  410,060
Partners' capital ..........................       6,408,089       2,515,220
                                                  ----------      ----------
Total liabilities and partners' capital ....      $7,164,143      $2,925,280
                                                  ==========      ==========

Net income .................................      $1,525,819      $  180,722
                                                  ==========      ==========

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 2003 was as follows: Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $117.6 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE D - DISABILITY, ACCIDENT AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

                                                                                            Year Ended December 31,
                                                                                ------------------------------------------
                                                                                   2003            2002            2001
                                                                                ----------      ----------      ----------
                                                                                           (dollars in thousands)
Balance at beginning of year, net of reinsurance .........................      $  862,355      $  801,225      $  657,565
Add provisions for claims and claim expenses incurred, net
   of reinsurance, occurring during:
     Current year ........................................................         305,463         280,657         243,306
     Prior years .........................................................           6,401           1,331           6,538
                                                                                ----------      ----------      ----------
   Incurred claims and claim expenses during the current
      year, net of reinsurance ...........................................         311,864         281,988         249,844
                                                                                ----------      ----------      ----------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year .......................................................          69,351          71,545          56,625
      Prior years ........................................................         155,848         149,313          49,559
                                                                                ----------      ----------      ----------
                                                                                   225,199         220,858         106,184
                                                                                ----------      ----------      ----------
Balance at end of year, net of reinsurance ...............................         949,020         862,355         801,225
Reinsurance receivables at end of year ...................................         252,568         238,489         221,448
                                                                                ----------      ----------      ----------
   Balance at end of year, gross of reinsurance ..........................      $1,201,588      $1,100,844      $1,022,673
                                                                                ==========      ==========      ==========

Balance Sheets:
   Future policy benefits:
     Disability and accident .............................................      $  439,158      $  390,717

   Unpaid claims and claim expenses:
     Disability and accident .............................................         189,740         175,271
     Casualty ............................................................         572,690         534,856
                                                                                ----------      ----------

                                                                                $1,201,588      $1,100,844
                                                                                ==========      ==========

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

In 2003 and 2002, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development. In 2001, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE E - CORPORATE DEBT

In December 2002, the Company entered into a $150.0 million revolving credit facility with a group of lenders comprised of major banking institutions (the "Credit Agreement"), which replaced the existing $140.0 million revolving credit facilities scheduled to expire in April 2003. The Company had outstanding borrowings of $0 and $37.0 million under the Credit Agreement at December 31, 2003 and 2002, respectively. The borrowings under the Credit Agreement accrue interest at floating rates, which are indexed to various market interest indices, and non-use fees are charged on unused portions of the commitments. The final maturity of the Credit Agreement is December 16, 2006. As a result of the May 2003 issuance of the $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes"), under the terms of the Company's Credit Agreement, the maximum amount of borrowings available to the Company thereunder was reduced from $150.0 million to $100.0 million and the facility was converted to an unsecured facility, with collateral being released to the Company. The debt is subject to certain restrictions and financial covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus and risk-based capital requirements for RSLIC and SNCC, and certain investment, indebtedness, dividend and stock repurchase limitations. As of December 31, 2003, the Company was in compliance in all material respects with the restrictions and covenants in the Credit Agreement.

On May 20, 2003, the Company issued $143.8 million of the 2033 Senior Notes in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's Credit Agreement and to repay in full the principal amount of $66.5 million of existing senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund redemptions. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2003, the Company was in compliance in all material respects with the terms of the related indenture.

On October 1, 2003, the Company repaid in full the principal amount of $66.5 million of the existing 8.00% senior notes at their maturity (the "Matured Senior Notes"). At various times during the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Matured Senior Notes and recognized a loss on extinguishment of debt of $0.3 million, in connection with these repurchases. In June 2001, the Company repurchased $8.0 million principal amount of the Matured Senior Notes and recognized a loss on extinguishment of debt of $0.2 million in connection with this repurchase.

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $12.1 million of the loss on the treasury rate lock agreement was recorded in accumulated other comprehensive income and is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such $12.1 million loss into interest expense over the next twelve months. The remaining $1.7 million of loss on the treasury rate lock agreement was deemed ineffective and, therefore, was recognized as a reduction of net investment income during the second quarter of 2003. At December 31, 2003, the net loss on the treasury rate lock agreement included in accumulated other comprehensive income was $7.4 million, net of an income tax benefit of $4.0 million. At December 31, 2002, the net unrealized loss on the treasury rate lock agreement included in accumulated other comprehensive income was $3.3 million, net of an income tax benefit of $1.8 million.

In May 2003, the Company made the final $9.0 million principal payment on the $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"), which the Company had assumed in 1996.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE E - CORPORATE DEBT- (CONTINUED)

The Company also repaid in full the $5.7 million principal amount due on the 8.00% subordinated notes in June 2003 (the "Subordinated Notes"), which the Company had issued in conjunction with the acquisition of Matrix.

Interest paid by the Company on its corporate debt totaled $12.9 million, $8.9 million and $12.2 million during 2003, 2002 and 2001, respectively.

NOTE F - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from the Federal Home Loan Banks of Pittsburgh, Dallas and Des Moines (collectively, the "FHLB"). At December 31, 2003 and 2002, advances from the FHLB, including accrued interest, totaled $150.8 million and $208.0 million, respectively. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 6.6% and 5.9% at December 31, 2003 and 2002, respectively. The advances of $150.0 million, which were obtained at a fixed rate, have a weighted average term of
6.4 years at December 31, 2003. These advances are collateralized by fixed maturity securities with a fair value of $161.7 million.

NOTE G - INCOME TAXES

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense (benefit):

                                                                            Year Ended December 31,
                                                                  --------------------------------------
                                                                   2003            2002           2001
                                                                  --------       --------       --------
                                                                            (dollars in thousands)
Federal income tax expense at statutory rate ...............      $ 50,225       $ 30,199       $  1,894
Tax-exempt income and dividends received deduction .........        (6,324)        (6,206)        (5,104)
Other ......................................................           695          1,638          2,112
                                                                  --------       --------       --------
                                                                  $ 44,596       $ 25,631       $ (1,098)
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

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                              December 31,
                                                                       -------------------------
                                                                          2003           2002
                                                                       ---------       ---------
                                                                         (dollars in thousands)
Cost of business acquired .......................................      $  62,241       $  54,777
Future policy benefits and unpaid claims and claim expenses .....         41,711          35,860
Investments .....................................................         25,708          13,110
Other ...........................................................         10,116           9,302
                                                                       ---------       ---------
    Gross deferred tax liabilities ..............................        139,776         113,049
                                                                       ---------       ---------
Future policy benefits and unpaid claims and claim expenses .....         (9,551)         (8,303)
Other liabilities ...............................................         (6,570)         (6,570)
Cost of business acquired and other .............................        (12,824)         (9,924)
Net operating loss carryforwards ................................        (13,736)        (11,261)
Minimum tax credit carryforwards ................................              -            (580)
                                                                       ---------       ---------
    Gross deferred tax assets ...................................        (42,681)        (36,638)
                                                                       ---------       ---------
    Net deferred tax liability ..................................      $  97,095       $  76,411
                                                                       =========       =========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE G - INCOME TAXES - (CONTINUED)

Current tax expense (benefit), deferred tax expense (benefit), current tax liability (recoverable) and income taxes paid and refunded are as follows:

                                                        As of or for the Year Ended
                                                                December 31,
                                                   -------------------------------------
                                                     2003          2002           2001
                                                   --------      --------       --------
                                                             (dollars in thousands)
Current tax expense (benefit) ...............      $ 34,544      $ (5,579)      $ 20,690
Deferred tax expense (benefit) ..............        10,052        31,210        (21,788)
Current tax liability (recoverable) .........           817       (11,292)        (6,286)
Income taxes paid ...........................        21,800        17,765         23,074
Income tax refunds ..........................             -        19,031         37,785

At December 31, 2003, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $39.2 million, which will expire in 2021. Tax years through 1996 are closed to further assessment by the Internal Revenue Service ("IRS"). The IRS has completed the fieldwork for its examination of the 1997 through 2002 tax years, and the proposed adjustments have not had a material impact on the consolidated financial position, liquidity, or results of operations of the Company. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                Year Ended December 31,
                                        --------------------------------------
                                          2003           2002           2001
                                        --------       --------       --------
                                                (dollars in thousands)
Balance at beginning of year .....      $ 11,198       $ 13,693       $ 15,703
    Interest accrued .............           189            182            287
    Amortization .................        (2,300)        (2,677)        (2,297)
                                        --------       --------       --------
Balance at end of year ...........      $  9,087       $ 11,198       $ 13,693
                                        ========       ========       ========

An estimate of the percentage of the December 31, 2003 PVFP balance to be amortized over each of the next five years is as follows: 2004 -23.2%, 2005 -23.3%, 2006 -23.4%, 2007 - 17.5% and 2008 - 2.6%.

NOTE I - GOODWILL

At January 1, 2002, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations do not meet the quantitative threshold for reportable segments and, therefore, are reported in the "other" segment.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE I - GOODWILL - (CONTINUED)

The following table provides a reconciliation of reported net income to adjusted net income and the related earnings per share data for the year ended December 31, 2001 as if the provisions of SFAS No. 142 related to goodwill had been adopted as of January 1, 2001 (dollars in thousands, except per share data):

                                                                2001
                                                             ---------
Net income, as reported ...............................      $   6,505
Add back: goodwill amortization .......................          3,198
                                                             ---------
    Adjusted net income ...............................      $   9,703
                                                             =========

Basic results per share of common stock:
    Net income, as reported ...........................      $    0.21
    Add back: goodwill amortization ...................           0.10
                                                             ---------
       Adjusted net income ............................      $    0.31
                                                             =========

Diluted results per share of common stock:
    Net income, as reported ...........................      $    0.21
    Add back: goodwill amortization ...................           0.10
                                                             ---------
       Adjusted net income ............................      $    0.31
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

                                                                                     December 31,
                                                              ---------------------------------------------------------
                                                                        2003                            2002
                                                              -------------------------      --------------------------
                                                              Carrying          Fair          Carrying         Fair
                                                               Value           Value           Value           Value
                                                             ----------      ----------      ----------      ----------
                                                                                (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale ......      $2,862,045      $2,862,045      $2,495,629      $2,495,629
   Short-term investments .............................         114,752         114,752         204,890         204,890
   Other investments ..................................         225,957         225,957         115,532         115,532
   Assets held in separate account ....................          92,661          92,661          73,153          73,153

Liabilities:
   Policyholder account balances ......................         896,526         888,183         847,125         852,227
   Corporate debt .....................................         143,750         153,123         118,139         120,094
   Advances from Federal Home Loan Bank ...............         150,789         167,014         207,990         228,847
   Liabilities related to separate account ............          79,413          79,413          63,033          63,033

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities acquired through private placements in the Company's fixed maturity portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $19.7 million and $67.6 million at December 31, 2003 and 2002, respectively. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair values of these securities; however, had there been an active market for these securities during the applicable reporting periods, the market prices may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $34.7 million and $38.1 million at December 31, 2003 and 2002, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

The Company believes the fair value of its variable rate long-term debt and variable rate advances from the FHLB are equal to their carrying value. The Company pays variable rates of interest on this debt and these FHLB advances, which reflect changed market conditions since the time the terms were negotiated. The fair values of the 2033 Senior Notes, the Matured Senior Notes, the SIG Senior Notes and the Subordinated Notes are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

NOTE K - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARIES

In 1997, Delphi Funding L.L.C. ("Delphi Funding"), a subsidiary of the Company, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. During 2001, the Company repurchased $64.0 million liquidation amount of the Capital Securities in the open market. The Company recognized a gain on extinguishment of the capital securities of $11.7 million, in connection with these repurchases. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period, in which event dividends on the Capital Securities will also be deferred and the Company will not be permitted to pay cash dividends or make payments on any junior indebtedness. No interest payments on the Junior Debentures have been deferred since their issuance. The distribution and other payment dates on the Capital Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the Capital Securities. Pursuant to the related transaction documents, the Company has, on a subordinated basis, guaranteed all payments due on the Capital Securities.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 2003

NOTE K - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARIES - CONTINUED

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

Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The interest rate was 5.41% for the period from May 15, 2003 through August 15, 2003, 5.23% for the period from August 16, 2003 through November 15, 2003, and 5.28% for the period from November 16, 2003 through February 15, 2004. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

Dividends paid by the Company's subsidiaries on the outstanding
Company-obligated mandatorily redeemable capital securities totaled $3.9 million, $3.4 million and $7.2 million during 2003, 2002 and 2001, respectively.

NOTE L - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The holders of the Company's Class A Common Stock are entitled to one vote per share, and the holders of the Company's Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes per share. On November 21, 2003, the Company's Board of Directors declared a 3-for-2 common stock split effected in the form of a 50% stock dividend, which was distributed on December 22, 2003 to stockholders of record on December 8, 2003. A total of 11,211,435 shares of common stock were issued in connection with the split, and the aggregate amount of $0.1 million, equal to the par value of the common stock issued, was reclassified from additional paid-in capital to common stock. The stated par value of each share remained at $0.01. Results per share and applicable share amounts for prior periods have been restated to reflect the stock split.

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2001 and 2002. In the fourth quarter of 2003, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. During 2003, 2002 and 2001, the Company paid cash dividends on its capital stock in the amounts of $7.4 million, $6.0 million and $5.7 million, respectively. Under the Credit Agreement, cash dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 5% of the Company's Consolidated Equity (as defined in the Credit Agreement) as of the end of the preceding fiscal year, with unused amounts carrying over to subsequent fiscal years. The aggregate limitation for 2004 on dividend payments and/or repurchases or redemptions of its capital stock by the Company will be equal to $90.2 million. The Credit Agreement also permits additional repurchases by the Company of its capital stock in an aggregate amount of up to $12.5 million over the term of the Credit Agreement.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $293.8 million and $257.2 million at December 31, 2003 and 2002, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries was $24.8 million, $29.5 million and $2.2 million, in 2003, 2002 and 2001, respectively. The consolidated statutory net income for the Company's life insurance subsidiaries for 2003, 2002, and 2001 includes a charge of $16.0 million, $17.4 million and $39.9 million, respectively, for the other than temporary decline in the value of certain

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE L - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

securities. The Company's casualty insurance subsidiary had statutory capital and surplus of $252.2 million and $212.7 million at December 31, 2003 and 2002, respectively, and statutory net income (loss) of $30.2 million, $15.2 million and $(10.7) million in 2003, 2002 and 2001, respectively. The consolidated statutory net loss in 2001 for the Company's casualty insurance subsidiary includes a charge for reserve strengthening of $29.9 million, net of taxes, primarily related to an unusually high number of large losses in the Company's excess workers' compensation business, including losses attributable to the terrorist attacks on the World Trade Center. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $54.0 million during 2004 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
3.7 million shares of its outstanding Class A Common Stock from time to time on the open market. At December 31, 2003, 1.1 million shares remained authorized for future purchases. During 2003, 2002 and 2001, the Company purchased 0.3 million, 0 and 0.1 million shares, respectively, of its Class A Common Stock for a total cost of $7.5 million, $0 and $2.2 million, respectively, for a volume weighted average price of $24.75 per share, $0 per share, and $21.03 per share, respectively.

The following table provides a reconciliation of beginning and ending shares:

                                                                              Year Ended December 31,
                                                                       -----------------------------------
                                                                         2003          2002           2001
                                                                       -------       -------       -------
                                                                               (shares in thousands)
Class A Common Stock:
   Beginning balance ............................................       18,928        17,763        16,845
      Issuance of stock, exercise of stock options and
          conversion of shares ..................................          710         1,165           918
      Three-for-two stock split .................................        9,819             -             -
                                                                       -------       -------       -------
        Ending balance ..........................................       29,457        18,928        17,763
                                                                       -------       -------       -------
Class B Common Stock:
   Beginning balance ............................................        3,195         4,133         4,839
      Conversion of shares ......................................         (410)         (938)         (706)
      Three-for-two stock split .................................        1,392             -             -
                                                                       -------       -------       -------
           Ending balance .......................................        4,177         3,195         4,133
                                                                       -------       -------       -------
Class A Treasury Stock:
   Beginning balance ............................................        1,505         1,505         1,435
      Acquisition of treasury stock .............................          202             -            70
      Three-for-two stock split .................................          853             -             -
                                                                       -------       -------       -------
   Ending balance ...............................................        2,560         1,505         1,505
                                                                         =====         =====         =====

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive (loss) income are as follows:

                                                                         Net
                                                                      Unrealized
                                                                     Appreciation
                                                                    (Depreciation)         Net           Minimum
                                                                     on Available       Loss on          Pension
                                                                       for Sale        Cash Flow        Liability
                                                                      Securities         Hedge          Adjustment          Total
                                                                     ------------      ---------        ----------        --------
                                                                                             (dollars in thousands)
Balance, January 1, 2001 ........................................      $(53,622)        $      -         $      -         $(53,622)
                                                                       --------         --------         --------         --------

Unrealized depreciation on available for sale securities (1) ....        (1,886)               -                -           (1,886)
Reclassification adjustment for losses included in
    net income (2) ..............................................        44,523                -                -           44,523
                                                                       --------         --------         --------         --------
Net change in unrealized depreciation on
    investments .................................................        42,637                -                -           42,637
                                                                       --------         --------         --------         --------
       Balance, December 31, 2001 ...............................      $(10,985)        $      -         $      -         $(10,985)
                                                                       --------         --------         --------         --------

Unrealized appreciation on available for sale securities (1) ....        26,556                -                -           26,556
Reclassification adjustment for losses included in net
    income (2) ..................................................        18,001                -                -           18,001
                                                                       --------         --------         --------         --------
Net change in unrealized appreciation on
    investments .................................................        44,557                -                -           44,557
Net unrealized loss on cash flow hedge (3) ......................             -           (3,290)               -           (3,290)
Minimum pension liability adjustment (4) ........................             -                -             (279)            (279)
                                                                       --------         --------         --------         --------
       Balance, December 31, 2002 ...............................      $ 33,572         $ (3,290)        $   (279)        $ 30,003
                                                                       --------         --------         --------         --------

Unrealized appreciation on available for sale securities (1) ....        35,186                -                -           35,186
Reclassification adjustment for gains included in net
    income (2) ..................................................        (8,791)               -                -           (8,791)
                                                                       --------         --------         --------         --------
Net change in unrealized appreciation on
    investments .................................................        26,395                -                -           26,395
                                                                                                                          --------
Net loss on cash flow hedge(3) ..................................             -           (5,671)               -           (5,671)
Reclassification adjustment for losses included
    in net income(5) ............................................             -            1,565                -            1,565
                                                                                        --------                          --------
Increase in net loss on cash flow hedge .........................             -           (4,106)               -           (4,106)
                                                                                        --------                          --------
Net change in minimum pension liability adjustment (4) ..........             -                -              136              136
                                                                       --------         --------         --------         --------
       Balance, December 31, 2003 ...............................      $ 59,967         $ (7,396)        $   (143)        $ 52,428
                                                                       ========         ========         ========         ========

(1) Net of an income tax (benefit) expense of $(1.0) million, $14.3 million and $18.9 million for the years ended December 31, 2001, 2002 and 2003, respectively. Also, net of related adjustment to cost of business acquired of $(4.1) million, $(23.8) million and $(5.5) million for the years ended December 31, 2001, 2002 and 2003, respectively.

(2) Net of an income tax benefit (expense) of $24.0 million, $9.7 million and $(4.7) million for the years ended December 31, 2001, 2002 and 2003, respectively.

(3) Net of an income tax benefit of $1.8 million and $3.0 million for the years ended December 31, 2002 and 2003, respectively.

(4) Net of an income tax (benefit) expense of $(0.1) million and $0.1 million for the years ended December 31, 2002 and 2003, respectively.

(5) Net of an income tax benefit of $0.8 million for the year ended December 31, 2003.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE N - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative and sales office space, was $7.8 million, $7.7 million and $6.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003, future net minimum rental payments under non-cancelable operating leases were approximately $54.6 million, payable as follows: 2004 - $12.0 million, 2005
- $11.5 million, 2006 - $10.4 million, 2007 - $9.7 million, 2008 - $8.6 million and $2.4 million thereafter.

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. The hearings in these arbitrations are scheduled to be held in the current year. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

NOTE O - STOCK OPTIONS

Under the terms of the Company's employee stock option plans and outside directors' stock option plan, a total of 5,775,000 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

In 2003, the Company's Board of Directors approved a long-term incentive and share award plan for the granting of restricted shares, restricted share units (the receipt of shares or cash at the end of the specified deferral period), other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Stock Option and Compensation Committee of the Company's Board of Directors (the "Committee"), can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates (the "2003 Employee Option Plan"). Under the terms of the 2003 Employee Option Plan, a total of 1,500,000 shares of Class A Common Stock have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or an other share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual and based on performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.

In May 2003, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company's Class A Common Stock to each of the five members of executive management of SNCC, for a total of 1,125,000 options, under the 2003 Employee Option Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options will be forfeited. 112,500 of each executive's options will

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE O - STOCK OPTIONS - (CONTINUED)

become exercisable if SIG's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("PTOI"), for the three year performance period is at least $216.7 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $196.1 million, determined by interpolating between zero and 112,500 according to where the PTOI amount falls in the range between $196.1 million and $216.7 million. 225,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if SIG's aggregate PTOI for the five year performance period is at least $429.1 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $380.1 million, determined by interpolating between zero and 225,000 according to where the PTOI amount falls in the range between $380.1 million and $429.1 million.

Also in 2003, the Committee amended and restated the long-term performance-based incentive plan for the Company's chief executive officer (the "Amended Performance Plan"). Under the terms of the Amended Performance Plan, the Committee has the authority to grant awards annually as deemed appropriate, to determine the number of shares subject to any award and to interpret the plan. The Amended Performance Plan provides for the award of up to 238,482 shares measured by reference to Stock Units, plus the Carryover Award Amount, as then in effect, per year over a ten-year term. A Stock Unit consists of restricted or deferred shares of the Company's Class B Common Stock, each of which individual shares represent one Stock Unit, and options to purchase shares of Class B Common Stock represent one-third of one Stock Unit. The Carryover Award Amount consists of 476,964 restricted or deferred shares and options to purchase 1,430,886 shares of Class B Common Stock, representing the number of shares as to which awards were available but not granted under the predecessor plan for the performance period consisting of the 1999 through 2002 calendar years, and all or a portion of the Carryover Award Amount may be applied to increase the award amount for any calendar year of the Plan, with the Carryover Award Amount to be decreased by any portions applied for purposes of future calendar years of the Plan. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company. The exercise price of the options awarded under the Amended Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. Under the predecessor plan, 357,723 deferred shares and 1,073,166 options were granted to the Company's chief executive officer prior to 1999. No deferred shares or options were awarded for the years ended December 31, 2001 or 2002.
No compensation expense related to the predecessor plan was recognized for the years ended December 31, 2001 or 2002. The Committee awarded the Company's chief executive officer 67,010 deferred shares under the Amended Performance Plan in February 2004 based on his performance during 2003. The Company recognized $2.6 million of compensation expense in 2003 related to this award.

Option activity with respect to the above plans was as follows:

                                                                       Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                      2003                     2002                   2001
                                             ---------------------    --------------------    --------------------
                                               Number      Average      Number     Average      Number     Average
                                                 of       Exercise        of      Exercise        of      Exercise
                                               Options      Price       Options     Price       Options     Price
                                             ----------   --------     ---------  --------     ---------  --------
Options outstanding, beginning of year....    3,765,159    $21.69      3,827,609   $21.45      3,871,425   $ 21.55
   Options granted........................    1,250,050     28.73        114,615    27.14        226,191     23.67
   Options forfeited......................      (39,419)    26.41        (41,308)   25.26       (195,024)    24.01
   Options expired........................       (5,961)    37.58        (31,368)   22.54        (51,310)    28.65
   Options exercised......................     (286,762)    18.39       (104,389)   17.13        (23,673)    22.83
                                            -----------              -----------             -----------
Options outstanding, end of year..........    4,683,067     23.70      3,765,159    21.69      3,827,609     21.45
                                            ===========              ===========             ===========

Exercisable options, end of year..........    3,140,626     21.91      3,152,793    21.55      2,942,022     21.33

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE O - STOCK OPTIONS - (CONTINUED)

Information about options outstanding at December 31, 2003 was as follows:

                                                                Outstanding                         Exercisable
                                                   -----------------------------------        --------------------
                                                     Number       Average      Average         Number     Average
      Range of                                        of         Remaining    Exercise           of       Exercise
  Exercise Prices                                   Options        Life        Price           Options      Price
------------------                                 ---------     ---------   ---------        --------    --------
$  0.00  - $  9.06.............................      183,276        1.4     $    8.83           183,276   $   8.83
$ 14.47  - $ 21.55.............................    2,087,713        5.3         19.84         1,886,357      19.81
$ 22.00  - $ 32.53.............................    2,387,223        7.4         28.07         1,050,306      27.66
$ 34.42  - $37.58 .............................       24,855        5.3         37.05            20,687      37.58
                                                   ---------        ---    ----------         ---------    -------
                                                   4,683,067        6.2     $   23.70         3,140,626   $  21.91
                                                  ==========        ===     =========         =========   ========

During 1996, the Company assumed 6.0 million SIG stock options (the "SIG Options") in connection with SIG's merger into the Company (the "SIG Merger"). Upon the exercise of the SIG Options, the holder is entitled to receive (i) ..2099 of a share of the Company's Class A Common Stock for each SIG Option; plus
(ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 2003, the weighted average contractual life of the outstanding SIG Options was 2.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                          Year Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                    2003                            2002                        2001
                                           ---------------------        -------------------------    ----------------------------
                                            Number      Equivalent        Number        Equivalent     Number          Equivalent
                                            of SIG       Class A          of SIG          Class A      of SIG            Class A
                                            Options      Shares           Options         Shares       Options           Shares
                                            -------      ------           -------         ------       -------           ------
SIG Options - beginning of year ........   696,154       232,500         1,223,606        396,933     1,895,352           581,317
 Options exercised .....................  (334,560)      104,707          (511,261)       172,779      (671,746)          234,300
 Options expired .......................    (4,415)            -           (16,191)             -             -                 -
                                           -------                         -------                    ---------
 SIG Options - end of year .............   357,179       107,045           696,154        232,500     1,223,606           396,933
                                           =======                         -------                    =========
Exercisable SIG Options - end of year      301,493        91,360           475,976        163,996       649,719           210,766

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE P - COMPUTATION OF RESULTS PER SHARE

                                                                                          Year Ended December 31,
                                                                                 -------------------------------------
                                                                                   2003           2002           2001
                                                                                 -------        -------        -------
                                                                              (dollars in thousands, except per share data)
Numerator:
    Net income ..........................................................        $98,916        $60,652        $ 6,505
                                                                                 =======        =======        =======
Denominator (restated to reflect the 3-for-2 common stock split):
    Weighted average common shares outstanding ..........................         31,208         31,139         30,848
      Effect of dilutive securities .....................................            815            748            781
                                                                                 -------        -------        -------
    Weighted average common shares outstanding, assuming dilution .......         32,023         31,887         31,629
                                                                                 =======        =======        =======
Basic results per share of common stock:
      Net income ........................................................        $  3.17        $  1.95        $  0.21
                                                                                 =======        =======        =======

Diluted results per share of common stock:
      Net income ........................................................        $  3.09        $  1.90        $  0.21
                                                                                 =======        =======        =======

NOTE Q - REINSURANCE

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company's retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per risk basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2003, all of the Company's significant reinsurers were either rated "A-" (Excellent) or higher by A.M. Best Company.

In October 2001, Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International Ltd. ("Delphi International"), and the Company consummated the commutation of various reinsurance agreements which the Company had previously entered into with Oracle Re. Oracle Re paid approximately $84.0 million to the Company, net of $11.5 million, which had been held by the Company, related to the reserves ceded to Oracle Re under such agreements. These transactions did not have a material impact on the Company's consolidated financial position, liquidity, or net income. In furtherance of the commutation of the reinsurance agreements, the Company agreed to waive a portion of the amounts due to the Company under certain subordinated notes issued by Delphi International. As a result of this waiver, the Company recognized a pre-tax loss of $7.5 million in 2001 for the other than temporary decline in the value of these notes. In March 2002, Delphi International repaid the adjusted amounts due under the subordinated notes and the Company did not realize any significant additional loss in connection with such repayment.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE Q - REINSURANCE - (CONTINUED)

A summary of reinsurance activity follows:

                                                                         Year Ended December 31,
                                                               ----------------------------------------
                                                                 2003            2002            2001
                                                               --------        --------        --------
                                                                       (dollars in thousands)
Premium income assumed ................................        $ 16,660        $ 38,172        $ 23,099
Premium income ceded ..................................         100,678         109,198         126,698
Benefits, claims and interest credited ceded ..........         132,788         134,875         150,885

NOTE R - SEGMENT INFORMATION

                                                                                                Year Ended December 31,
                                                                              ---------------------------------------------------
                                                                                 2003                2002                 2001
                                                                              -----------         -----------         -----------
                                                                                              (dollars in thousands)
Revenues:
    Group employee benefit products ..................................        $   796,374         $   698,396         $   570,852
    Asset accumulation products ......................................             82,555              70,109              72,746
    Other (1) ........................................................             26,524              21,388              21,115
                                                                              -----------         -----------         -----------
                                                                                  905,453             789,893             664,713

    Net realized investment gains (losses) ...........................             12,724             (28,469)            (70,289)
    (Loss) gain on extinguishment of debt and capital securities .....                  -                (332)             11,456
                                                                              -----------         -----------         -----------
                                                                              $   918,177         $   761,092         $   605,880
                                                                              ===========         ===========         ===========
Operating income(2)(4):

    Group employee benefit products ..................................        $   140,118         $   122,726         $    72,961
    Asset accumulation products ......................................             16,569              10,129              13,434
    Other (1) ........................................................             (7,812)             (5,390)             (4,743)
                                                                              -----------         -----------        ------------
                                                                                  148,875             127,465              81,652

    Net realized investment gains (losses) ...........................             12,724             (28,469)            (70,289)
    (Loss) gain on extinguishment of debt and capital securities .....                  -                (332)             11,456
                                                                              -----------         -----------         -----------
                                                                              $   161,599         $    98,664         $    22,819
                                                                              ===========         ===========         ===========
Net investment income(3):
    Group employee benefit products ..................................        $   100,338         $    89,897         $    82,858
    Asset accumulation products ......................................             78,397              67,464              69,658
    Other (1) ........................................................              7,631               4,675               4,993
                                                                              -----------         -----------         -----------
                                                                              $   186,366         $   162,036         $   157,509
                                                                              ===========         ===========         ===========

Amortization of cost of business required:
    Group employee benefit products ..................................        $    51,100         $    41,608         $    30,415
    Asset accumulation products ......................................              4,664               4,134               4,285
                                                                              -----------         -----------         -----------
                                                                              $    55,764         $    45,742         $    34,700
                                                                              ===========         ===========         ===========

Segment assets(3):
    Group employee benefit products ..................................        $ 2,391,010         $ 2,101,836         $ 1,882,009
    Asset accumulation products ......................................          1,661,860           1,496,343           1,326,428
    Other(1) .........................................................            124,662             136,763             127,709
                                                                              -----------         -----------         -----------
                                                                              $ 4,177,532         $ 3,734,942         $ 3,336,146
                                                                              ===========         ===========         ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE R - SEGMENT INFORMATION - (CONTINUED)

         (1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

         (2) Results for 2001 reflect the reserve strengthening. See Note D to the Consolidated Financial Statements.

         (3) Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment. Segment assets include assets of the insurance companies as well as the assets of the holding company, which are allocated across business lines in proportion to average reserves and the capital placed at risk for each segment.

         (4) Operating income for group employee benefits and other operations includes amortization of goodwill of $1.8 million and $1.4 million, respectively, in 2001.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                                          Amount
                                                                                                         Shown in
                                                                    Amortized           Fair             Balance
Type of Investment                                                     Cost             Value              Sheet
------------------                                                  ----------        ----------        ----------
Fixed maturity securities available for sale:
   U.S. Government backed mortgage-backed securities .......        $  374,559        $  382,495        $  382,495
   Other mortgage-backed securities ........................           254,428           260,805           260,805
   U.S. Treasury and other U.S. Government
      guaranteed securities ................................           380,139           385,417           385,417
   Obligations of U.S. states, municipalities and
      political subdivisions ...............................           472,218           491,192           491,192
   Corporate securities ....................................         1,269,537         1,342,136         1,342,136
                                                                    ----------        ----------        ----------
      Total fixed maturity securities ......................         2,750,881         2,862,045         2,862,045
                                                                    ----------        ----------        ----------

Equity securities:
   Common stocks ...........................................            21,361            22,091            22,091
   Non-redeemable preferred stocks .........................            13,168            14,403            14,403
                                                                    ----------        ----------        ----------
      Total equity securities ..............................            34,529            36,494            36,494
                                                                    ----------        ----------        ----------

Short-term investments .....................................           114,752           114,752           114,752
Other investments ..........................................           186,286           189,463           189,463
                                                                    ----------        ----------        ----------
      Total investments ....................................        $3,086,448        $3,202,754        $3,202,754
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
                             (DOLLARS IN THOUSANDS)

                                                                                                       December 31,
                                                                                             -------------------------------
                                                                                                2003                 2002
                                                                                             -----------         -----------
Assets:
   Fixed maturity securities, available for sale ....................................        $    12,898         $         -
   Short-term investments ...........................................................             14,749               4,107
   Other invested assets ............................................................              1,260                 181
   Investment in operating subsidiaries .............................................            977,654             831,150
   Investment in investment subsidiaries ............................................             22,322              53,646
   Investment in subsidiaries holding junior subordinated debt of the Company .......              3,712               3,093
   Cash .............................................................................                587                 641
   Amounts due from subsidiaries ....................................................             22,168                   -
   Other assets .....................................................................             31,972              24,007
                                                                                             -----------         -----------
      Total assets ..................................................................        $ 1,087,322         $   916,825
                                                                                             ===========         ===========

Liabilities:
   Corporate debt ...................................................................        $   143,750         $   109,111
   Junior subordinated debentures payable to subsidiaries ...........................             59,762              39,143
   Amounts due to subsidiaries ......................................................                  -              10,597
   Other liabilities ................................................................             85,370              76,319
                                                                                             -----------         -----------
                                                                                                 288,882             235,170
                                                                                             -----------         -----------

Shareholders' Equity:
   Class A Common Stock .............................................................                295                 189
   Class B Common Stock .............................................................                 42                  32
   Additional paid-in capital .......................................................            383,573             373,356
   Accumulated other comprehensive income ...........................................             52,428              30,003
   Retained earnings ................................................................            421,080             329,574
   Treasury stock ...................................................................            (58,978)            (51,499)
                                                                                             -----------         -----------
                                                                                                 798,440             681,655
                                                                                             -----------         -----------
      Total liabilities and shareholders' equity ....................................        $ 1,087,322         $   916,825
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
                             (DOLLARS IN THOUSANDS)

                                                                                                 Year Ended December 31,
                                                                                   ---------------------------------------------
                                                                                     2003               2002             2001
                                                                                   ---------         ---------         ---------
Revenue:
   Equity in undistributed earnings of subsidiaries .......................        $ 124,155         $  91,303         $   5,116
   Dividends from operating subsidiaries ..................................            2,600            13,800            31,600
   Dividends from investment subsidiaries .................................           47,340                 -                 -
   Dividends from subsidiaries holding junior subordinated debt
     of the Company .......................................................              309               288               288
   Other (loss) income ....................................................           (5,498)           (1,653)              136
   Realized investment gains (losses) .....................................            1,375               200           (21,853)
   (Loss) gain on extinguishment of debt ..................................                -              (332)           11,456
                                                                                   ---------         ---------         ---------
                                                                                     170,281           103,606            26,743
                                                                                   ---------         ---------         ---------
Expenses:
   Operating expenses .....................................................            6,958             2,598             1,436
   Interest expense .......................................................           19,811            14,725            19,900
                                                                                   ---------         ---------         ---------
                                                                                      26,769            17,323            21,336
                                                                                   ---------         ---------         ---------

      Income  before income tax expense (benefit) .........................          143,512            86,283             5,407

Income tax expense (benefit) ..............................................           44,596            25,631            (1,098)
                                                                                   ---------         ---------         ---------

      Net income ..........................................................        $  98,916         $  60,652         $   6,505
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
                             (DOLLARS IN THOUSANDS)

                                                                                                 Year Ended December 31,
                                                                                   ---------------------------------------------
                                                                                      2003             2002               2001
                                                                                   ---------         ---------         --------
Operating activities:
   Net income .............................................................        $  98,916         $  60,652         $   6,505
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Equity in undistributed earnings of subsidiaries ....................          (69,765)          (63,915)           (6,316)
      Change in other assets and other liabilities ........................            2,022           (29,153)            3,341
      Change in current and deferred income taxes .........................           10,984            15,995             8,275
      Amortization, principally of investments and debt
          issuance costs ..................................................            1,103              (290)              868
      Net realized (gains) losses on investments ..........................           (1,375)             (200)           21,853
      Loss (gain) on extinguishment of debt ...............................                -               332           (11,456)
      Change in amounts due from/to subsidiaries ..........................          (32,765)           18,134           148,444
                                                                                   ---------         ---------         --------
         Net cash provided by operating activities ........................            9,120             1,555           171,514
                                                                                   ---------         ---------         --------

Investing activities:
   Purchases of investments and loans made ................................          (58,523)          (14,348)           (1,195)
   Sales of investments and receipts from repayment of loans ..............           45,624                 -            35,378
   Maturities of investments ..............................................            2,379            15,024               400
   Net change in short-term investments ...................................          (10,637)             (742)           (3,354)
   Purchases of investments in subsidiaries ...............................          (20,002)                -            (2,613)
                                                                                   ---------         ---------         --------
   Net cash (used) provided by investing activities .......................          (41,159)              (66)           28,616
                                                                                   ---------         ---------         --------

Financing activities:
   Proceeds from issuance of 2033 Senior Notes ............................          139,222                 -                 -
   Proceeds from issuance of 2003 Junior Debentures .......................           20,018                 -                 -
   Borrowings under revolving credit facilities ...........................           34,000            49,000           102,000
   Principal payments under revolving credit facilities ...................          (71,000)          (37,000)         (227,000)
   Repayments or repurchase of other corporate debt .......................          (72,150)          (10,874)           (8,284)
   Repurchase of junior subordinated debentures payable to
      Delphi Funding  L.L.C ...............................................                -                 -           (51,329)
   Change in liability for securities sold under agreements to
      repurchase ..........................................................                -                 -           (10,571)
   Other financing activities .............................................          (18,105)           (1,979)           (5,341)
                                                                                   ---------         ---------         --------
         Net cash provided (used) by financing activities .................           31,985              (853)         (200,525)
                                                                                   ---------         ---------         --------

(Decrease) increase in cash ...............................................              (54)              636              (395)
Cash at beginning of year .................................................              641                 5               400
                                                                                   ---------         ---------         --------
      Cash at end of year .................................................        $     587         $     641         $       5
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

The Company received cash dividends from subsidiaries of $50.2 million, $13.3 million and $32.7 million in 2003, 2002 and 2001, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                             Future Policy
                                                             Benefits and
                                                 Cost of     Unpaid Claim                   Policyholder
                                                Business       and Claim       Unearned       Account
                                                Acquired        Expenses       Premiums       Balances
                                               -----------   -------------   -----------    ------------
2003
Group employee benefits products..........     $   148,990    $ 1,339,382    $    74,067    $          -
Asset accumulation products...............          34,675         74,801              -         929,922
Other.....................................               -         81,434              -          31,434
                                               -----------    -----------    -----------    ------------
    Total.................................     $   183,665    $ 1,495,617    $    74,067    $    961,356
                                               ===========    ===========    ===========    ============

2002
Group employee benefits products..........     $   130,050    $ 1,214,399    $    48,171    $          -
Asset accumulation products...............          38,060         72,043              -         878,820
Other.....................................               -         84,772              -          31,141
                                               -----------    -----------    -----------    ------------
    Total.................................     $   168,110    $ 1,371,214    $    48,171    $    909,961
                                               ===========    ===========    ===========    ============

2001
Group employee benefits products..........     $   113,554    $ 1,122,338    $    44,655    $          -
Asset accumulation products...............          55,340         70,003              -         786,214
Other.....................................               -         87,311              -          31,329
                                               -----------    -----------    -----------    ------------
    Total.................................     $   168,894    $ 1,279,652    $    44,655    $    817,543
                                               ===========    ===========    ===========    ============

                                                                               Benefits,
                                                                              Claims and      Amortization
                                                 Premium          Net          Interest        of Cost of        Other
                                                 and Fee      Investment      Credited to       Business       Operating
                                               Income (1)     Income (2)     Policyholders      Acquired      Expenses (3)
                                               -----------    -----------    -------------    ------------    -----------
2003
Group employee benefits products..........     $   696,036    $   100,338    $     474,747    $     51,100    $   130,409
Asset accumulation products...............           4,158         78,397           54,841           4,664          6,481
Other.....................................          18,893          7,631            1,037               -         33,299
                                               -----------    -----------    -------------    ------------    -----------
    Total.................................     $   719,087    $   186,366    $     530,625    $     55,764    $   170,189
                                               ===========    ===========    =============    ============    ===========

2002
Group employee benefits products..........     $   608,499    $    89,897    $     420,992    $     41,608    $   113,070
Asset accumulation products...............           2,645         67,464           49,464           4,134          6,382
Other.....................................          16,713          4,675            1,528               -         25,250
                                               -----------    -----------    -------------    ------------    -----------
    Total.................................     $   627,857    $   162,036    $     471,984    $     45,742    $   144,702
                                               ===========    ===========    =============    ============    ===========

2001
Group employee benefits products..........     $   487,994    $    82,858    $     365,811    $     30,415    $   101,665
Asset accumulation products...............           3,088         69,658           49,455           4,285          5,572
Other.....................................          16,122          4,993            1,730               -         24,128
                                               -----------    -----------    -------------    ------------    -----------
    Total.................................     $   507,204    $   157,509    $     416,996    $     34,700    $   131,365
                                               ===========    ===========    =============    ============    ===========

(1) Net written premiums for casualty insurance products totaled $194.8 million, $162.6 million and $105.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(2) Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment.

(3)  Other operating expenses include commissions.

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                            Percentage
                                                             Ceded to         Assumed                        of Amount
                                              Gross            Other        from Other           Net          Assumed
                                             Amount          Companies       Companies         Amount         to Net
                                          -------------   -------------    -------------   -------------    ----------
Life insurance in force as of
    December 31, 2003..................   $ 110,759,243   $  11,017,535    $      34,150   $  99,775,858        -%
                                          =============   =============    =============   =============

Year ended December 31, 2003:
    Premium and fee income:
       Life insurance and annuity         $     274,892   $      27,100    $       1,122   $     248,914        -%
       Accident and health insurance            334,989          55,988            1,601         280,602        1%
       Casualty insurance..............         177,118          17,590           14,007         173,535        8%
       Other...........................          16,036               -                -          16,036
                                          -------------   -------------    -------------   -------------
Total premium and fee income...........   $     803,035   $     100,678    $      16,730   $     719,087
                                          =============   =============    =============   =============

Life insurance in force as of
    December 31, 2002..................   $  95,624,554   $   7,219,005    $      36,403   $  88,441,952        -%
                                          =============   =============    =============   =============

Year ended December 31, 2002:
    Premium and fee income:
       Life insurance and annuity         $     238,020   $      24,364    $       1,029   $     214,685        -%
       Accident and health insurance            292,323          48,725            2,146         245,744        1%
       Casualty insurance..............         153,654          36,109           35,179         152,724       23%
       Other...........................          14,704               -                -          14,704
                                          -------------   -------------    -------------   -------------
Total premium and fee income...........   $     698,701   $     109,198    $      38,354   $     627,857
                                          =============   =============    =============   =============

Life insurance in force as of
    December 31, 2001..................   $  79,302,191   $   6,077,095    $      38,101   $  73,263,197        -%
                                          =============   =============    =============   =============

Year ended December 31, 2001:
    Premium and fee income:
       Life insurance and annuity         $     194,851   $      21,828    $       3,420   $     176,443        2%
       Accident and health insurance            251,132          44,597            9,317         215,852        4%
       Casualty insurance..............         150,684          60,273           10,362         100,773       10%
       Other...........................          14,136               -                -          14,136
                                          -------------   -------------    -------------   -------------
Total premium and fee income...........   $     610,803   $     126,698    $      23,099   $     507,204
                                          =============   =============    =============   =============

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                         December 31,
                                                                                  -------------------------
                                                                                     2003           2002
                                                                                  -----------    ----------
Deferred policy acquisition costs........................................         $     9,828    $    6,999

Reserves for unpaid claims and claim expenses (1)........................             572,690       534,856

Discount, if any, deducted from above (2)................................             265,100       241,688

Unearned premiums........................................................              67,649        43,904

                                                                         Year Ended December 31,
                                                              ------------------------------------------
                                                                 2003            2002            2001
                                                              -----------     -----------    -----------
Earned premiums........................................       $   173,535     $   152,724    $   100,773

Net investment income..................................            42,614          42,602         38,641

Claims and claim expenses incurred related to:
    Current year (1)...................................            82,372          82,197         73,782
    Prior years (3)....................................            20,541          15,869         13,896

Amortization of deferred policy acquisition costs......            22,272          16,190          8,094

Paid claims and claim adjustment expenses (4)..........            62,400          72,869        (23,758)

Net premiums written...................................           194,752         162,559        105,511

----------------------

(1) Claims and claim expenses for 2001 include a charge for reserve strengthening of $39.3 million primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. See Note D to the Consolidated Financial Statements.

(2)  Based on interest rates ranging from 3.7% to 7.5%.

(3) In 2003 and 2002, the claims and claim expenses incurred related to prior years reflect accretion of discounted reserves offset by favorable claims development. In 2001, the claims and claim expenses incurred related to prior years reflect the accretion of discounted reserves and unfavorable claims development.

(4) In 2001, the paid claims and claim adjustment expenses reflect the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Re.