Form 10-Q
period 2004-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2004-05-07
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

                Yes   [X]                                No  [ ]

  As of April 30, 2004, the Registrant had 27,281,426 shares of Class A Common
        Stock and 4,177,357 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION (UNAUDITED)

               Consolidated Statements of Income for the Three
                   Months Ended March 31, 2004 and 2003................................................   3

               Consolidated Balance Sheets at March 31, 2004 and
                   December 31, 2003...................................................................   4

               Consolidated Statements of Shareholders' Equity for the
                   Three Months Ended March 31, 2004 and 2003..........................................   5

               Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2004 and 2003..........................................   6

               Notes to Consolidated Financial Statements..............................................   7

               Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................................................  11

PART II.       OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K...............................................  19

               Signatures..............................................................................  19

                          PART I. FINANCIAL INFORMATION
                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                   2004       2003
                                                                 --------   --------
Revenue:
   Premium and fee income ................................       $200,710   $171,761
   Net investment income .................................         52,543     45,705
   Net realized investment gains .........................          5,221      1,215
                                                                 --------   --------
                                                                  258,474    218,681
                                                                 --------   --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders        150,102    130,414
   Commissions ...........................................         13,423     11,989
   Amortization of cost of business acquired .............         14,651     12,337
   Other operating expenses ..............................         31,701     28,706
                                                                 --------   --------
                                                                  209,877    183,446
                                                                 --------   --------

      Operating income ...................................         48,597     35,235

Interest expense:
   Corporate debt ........................................          3,436      2,269
   Junior subordinated deferrable interest debentures ....          1,105        839
                                                                 --------   --------
                                                                    4,541      3,108
                                                                 --------   --------

      Income before income tax expense ...................         44,056     32,127

Income tax expense .......................................         13,435      9,631
                                                                 --------   --------

      Net income .........................................       $ 30,621   $ 22,496
                                                                 ========   ========

Basic results per share of common stock:
   Net income ............................................       $   0.97   $   0.72

Diluted results per share of common stock:
   Net income ............................................       $   0.94   $   0.71

Dividends paid per share of common stock .................       $   0.08   $   0.05

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  March 31,     December 31,
                                                                                    2004           2003
                                                                                 -----------    -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................   $ 2,925,126    $ 2,862,045
      Short-term investments .................................................       110,001        114,752
      Other investments ......................................................       278,996        225,957
                                                                                 -----------    -----------
                                                                                   3,314,123      3,202,754
   Cash ......................................................................        23,375         18,733
   Cost of business acquired .................................................       183,682        183,665
   Reinsurance receivables ...................................................       401,434        409,620
   Goodwill ..................................................................        93,929         93,929
   Securities lending collateral .............................................       187,820              -
   Other assets ..............................................................       203,186        176,170
   Assets held in separate account ...........................................        84,139         92,661
                                                                                 -----------    -----------
      Total assets ...........................................................   $ 4,491,688    $ 4,177,532
                                                                                 ===========    ===========

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ...................................................................   $   252,387    $   246,634
      Disability and accident ................................................       452,579        439,158
   Unpaid claims and claim expenses:
      Life ...................................................................        44,179         47,395
      Disability and accident ................................................       196,895        189,740
      Casualty ...............................................................       569,180        572,690
   Policyholder account balances .............................................       972,845        961,356
   Corporate debt ............................................................       154,750        143,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries .......................        59,762              -
   Securities lending payable ................................................       187,820              -
   Other liabilities and policyholder funds ..................................       662,073        642,906
   Liabilities related to separate account ...................................        84,139         79,413
                                                                                 -----------    -----------
      Total liabilities ......................................................     3,636,609      3,323,042
                                                                                 -----------    -----------

   Company-obligated mandatorily redeemable capital securities of subsidiaries             -         56,050
                                                                                 -----------    -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................             -              -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         29,818,083 and 29,457,024 shares issued and outstanding, respectively           298            295
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         4,177,357 shares issued and outstanding .............................            42             42
      Additional paid-in capital .............................................       396,141        383,573
      Accumulated other comprehensive income .................................        68,372         52,428
      Retained earnings ......................................................       449,204        421,080
      Treasury stock, at cost; 2,560,035 shares of Class A Common Stock ......       (58,978)       (58,978)
                                                                                 -----------    -----------
         Total shareholders' equity ..........................................       855,079        798,440
                                                                                 -----------    -----------
             Total liabilities and shareholders' equity ......................   $ 4,491,688    $ 4,177,532
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Accumulated
                                     Class A     Class B   Additional     Other
                                     Common      Common      Paid-in  Comprehensive   Retained    Treasury
                                      Stock       Stock      Capital     Income       Earnings      Stock        Total
                                    ---------   ---------   ---------    ------      ---------    ---------    ---------
Balance, January 1, 2003 ........   $     189   $      32   $ 373,356   $  30,003    $ 329,574    $ (51,499)   $ 681,655
                                                                                                               ---------

Net income ......................           -           -           -           -       22,496            -       22,496
Other comprehensive income:
   Decrease in net unrealized
     appreciation on investments            -           -           -      (3,024)           -            -       (3,024)
   Increase in net unrealized
     loss on cash flow hedge ....           -           -           -        (774)           -            -         (774)
                                                                                                               ---------
Comprehensive income ............           -           -           -           -            -            -       18,698
Issuance of stock and exercise of
   stock options ................           -           -         533           -            -            -          533
Acquisition of treasury stock ...           -           -           -           -            -       (7,479)      (7,479)
Cash dividends ..................           -           -           -           -       (1,651)           -       (1,651)
                                    ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance, March 31, 2003 .........   $     189   $      32   $ 373,889   $  26,205    $ 350,419    $ (58,978)   $ 691,756
                                    =========   =========   =========   =========    =========    =========    =========

Balance, January 1, 2004 ........   $     295   $      42   $ 383,573   $  52,428    $ 421,080    $ (58,978)   $ 798,440
                                                                                                               ---------

Net income ......................           -           -           -           -       30,621            -       30,621
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments            -           -           -      15,748            -            -       15,748
   Decrease in net loss
     on cash flow hedge .........           -           -           -         196            -            -          196
                                                                                                               ---------
Comprehensive income ............                                                                                 46,565
Issuance of stock and exercise of
   stock options ................           3           -      12,022           -            -            -       12,025
Stock based compensation ........           -           -         546           -            -            -          546
Cash dividends ..................           -           -           -           -       (2,497)           -       (2,497)
                                    ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance, March 31, 2004 .........   $     298   $      42   $ 396,141   $  68,372    $ 449,204    $ (58,978)   $ 855,079
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                   2004        2003
                                                                                ---------    ---------
Operating activities:
   Net income ...............................................................   $  30,621    $  22,496
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts ................      53,665       60,689
      Net change in reinsurance receivables and payables ....................      13,330        1,865
      Amortization, principally the cost of business acquired and investments       6,094        5,353
      Deferred costs of business acquired ...................................     (25,331)     (22,860)
      Net realized gains on investments .....................................      (5,221)      (1,215)
      Net change in trading account securities ..............................       3,852       (3,422)
      Net change in federal income tax liability ............................      15,374        9,605
      Other .................................................................     (29,030)     (31,191)
                                                                                ---------    ---------
        Net cash provided by operating activities ...........................      63,354       41,320
                                                                                ---------    ---------

Investing activities:
   Purchases of investments and loans made ..................................    (612,501)    (337,577)
   Sales of investments and receipts from repayment of loans ................     509,625      286,852
   Maturities of investments ................................................      38,976       38,793
   Net change in short-term investments .....................................       4,751      (10,519)
   Change in deposit in separate account ....................................        (762)        (324)
                                                                                ---------    ---------
        Net cash used by investing activities ...............................     (59,911)     (22,775)
                                                                                ---------    ---------

Financing activities:
   Deposits to policyholder accounts ........................................      30,704       24,788
   Withdrawals from policyholder accounts ...................................     (21,618)     (19,245)
   Borrowings under revolving credit facility ...............................      11,000       14,000
   Principal payments under revolving credit facility .......................           -       (4,000)
   Change in liability for Federal Home Loan Bank advances ..................     (25,000)           -
   Other financing activities ...............................................       6,113       (8,597)
                                                                                ---------    ---------
        Net cash provided by financing activities ...........................       1,199        6,946
                                                                                ---------    ---------

Increase in cash ............................................................       4,642       25,491
Cash at beginning of period .................................................      18,733       27,669
                                                                                ---------    ---------
        Cash at end of period ...............................................   $  23,375    $  53,160
                                                                                =========    =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Stock Options

Prior to the second quarter of 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense is recognized in the Company's financial statements for these options. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 will be applied to all option awards granted, modified, or settled after January 1, 2003. The amount of the expense related to stock-based compensation included in the determination of the Company's net income for the first three months of 2004 and 2003 is lower than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No.
123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 as of its original effective date:

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  ---------------------
                                                                                                     2004        2003
                                                                                                     ----        ----
Net income, as reported.......................................................................    $  30,621   $  22,496
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects.........................................          644           -
Deduct:  Stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects................................................................         (705)       (459)
                                                                                                  ---------   ---------
Pro forma net income..........................................................................    $  30,560   $  22,037
                                                                                                  =========   =========

Earnings per share:

  Basic, as reported..........................................................................    $    0.97   $    0.72
  Basic, pro forma............................................................................         0.96        0.71

  Diluted, as reported........................................................................    $    0.94   $    0.71
  Diluted, pro forma..........................................................................         0.93        0.69

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Accounting Changes

Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Prior to adoption of SOP No. 03-1, the Company was required to report the aggregate of all separate account assets as a single caption on its balance sheet, which was titled "Assets held in separate account." Under the provisions of SOP No. 03-1, the Company is required to allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At March 31, 2004, the Company's proportionate interest in the separate account's assets was $14.0 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 did not have a material effect on the financial position or results of operations of the Company.

The Company adopted revised Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as of March 31, 2004. The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at March 31, 2004, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets. The adoption of revised FIN 46 did not have a material effect on the Company's financial position, results of operations or ability to comply with its debt covenants.

NOTE B - INVESTMENTS

At March 31, 2004, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,925.1 million and an amortized cost of $2,780.9 million. At December 31, 2003, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,862.0 million and an amortized cost of $2,750.9 million.

The summarized aggregate unaudited net income for the entities in which the balances with independent investment managers have been invested was $452.9 million and $262.3 million for the first three months of 2004 and 2003, respectively.

NOTE C - SECURITIES LENDING

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. Accordingly, such securities are included in invested assets. The Company obtains collateral for such loans at 102% of the market value of a loaned security. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. The collateral is deposited by the borrower with, and held by, such agent. Cash collateral is invested by such agent to generate additional income according to specified guidelines. The securities lending collateral is reported as an asset with a corresponding liability reflected for the obligation to return the collateral. At March 31, 2004, the Company had securities on loan with a market value of $183.9 million and cash collateral of $187.8 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE D - SEGMENT INFORMATION

                                       Three Months Ended
                                            March 31,
                                     ----------------------
                                       2004         2003
                                       ----         ----
                                     (dollars in thousands)
Revenues:
   Group employee benefit products   $ 225,035    $ 192,014
   Asset accumulation products ...      20,560       20,384
   Other (1) .....................       7,658        5,068
                                     ---------    ---------
                                       253,253      217,466
   Net realized investment gains         5,221        1,215
                                     ---------    ---------
                                     $ 258,474    $ 218,681
                                     =========    =========
Operating income:
   Group employee benefit products   $  39,487    $  33,476
   Asset accumulation products ...       5,137        3,665
   Other (1) .....................      (1,248)      (3,121)
                                     ---------    ---------
                                        43,376       34,020
   Net realized investment gains .       5,221        1,215
                                     ---------    ---------
                                     $  48,597    $  35,235
                                     =========    =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2003. Total comprehensive income was $46.6 million and $18.7 million for the first three months of 2004 and 2003, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on December 22, 2003. The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    2004      2003
                                                                    ----      ----
Numerator:
   Net income ..................................................   $30,621   $22,496
                                                                   =======   =======

Denominator:
   Weighted average common shares outstanding ..................    31,691    31,235
     Effect of dilutive securities .............................     1,015       586
                                                                   -------   -------
   Weighted average common shares outstanding, assuming dilution    32,706    31,821
                                                                   =======   =======

Basic results per share of common stock:
   Net income ..................................................   $  0.97   $  0.72

Diluted results per share of common stock:
   Net income ..................................................   $  0.94   $  0.71

NOTE G - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. In addition, incident to its discontinued products, the Company is currently a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. At issue in both arbitrations, among other things, is whether certain reinsurance risks were validly ceded to the Company. The hearings in these arbitrations are scheduled to be held in the current year. While management believes that in both cases the Company has substantial legal grounds for avoiding the reinsurance risks at issue or obtaining other relief, it is not at this time possible to predict the ultimate outcome of these arbitrations, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, such arbitrations, when ultimately resolved, will not individually or collectively have a material adverse effect on the Company's consolidated financial position.

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Therefore, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is currently experiencing particularly favorable market conditions for its excess workers' compensation products, and believes that this trend will continue for some time, due to the growing shift among employers toward self-insuring their workers' compensation risks in light of higher primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions, and is seeking to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability.

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

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's annual report on Form 10-K for the year ended December 31, 2003 under the caption "Critical Accounting Policies" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause actual results to ultimately differ materially from those described below can be found below under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

Summary of Results. Net income was $30.6 million, or $0.94 per diluted share, for the first quarter of 2004 as compared to $22.5 million, or $0.71 per diluted share, for the first quarter of 2003. Net income in the first quarters of 2004 and 2003 included realized investment gains (net of the related income tax expense) of $3.4 million, or $0.11 per diluted share, and $0.8 million, or $0.03 per diluted share, respectively. The increase in net income in the first quarter of 2004 is also attributable to growth in income from group employee benefit and asset accumulation products and net investment income partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 17% in the first quarter of 2004 and the combined ratio (loss ratio plus expense ratio) remained in the same range as the first quarter of 2003. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.5% in the first quarter of 2003 to 4.8% in the first quarter of 2004. Net investment income increased 15% in the first quarter of 2004 primarily due to a 14% increase in average invested assets. The increase in interest expense resulted from the Company's issuance of $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") and $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures due 2033 (the "2003 Junior Debentures") in May 2003. The 2003 Junior Debentures were issued in connection with the issuance of $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") by Delphi Financial Statutory Trust I (the "Trust") and the related purchase by the Company of all of the common securities of the Trust.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Thus, realized investment gains and losses are not reflective of the Company's ongoing earnings capacity, and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating decisions, and the Company understands that analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, realized investment gains and losses are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (net of the related income tax expense), were $27.2 million, or $0.83 per diluted share for the first quarter of 2004 as compared to $21.7 million, or $0.68 per diluted share for the first quarter of 2003. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit and asset accumulation products and net investment income partially offset by the increase in interest expense.

Premium and Fee Income. Premium and fee income for the first quarter of 2004 was $200.7 million as compared to $171.8 million for the first quarter of 2003, an increase of 17%. Premiums from core group employee benefit products increased 17% to $189.1 million for the first quarter of 2004 from $162.2 million for the first quarter of 2003. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 30% to $44.8 million for the first quarter of 2004 from $34.4 million for the first quarter of 2003. This increase was primarily due to the favorable pricing environment and strong demand for this product driven by a growing shift among employers toward self-insuring their workers' compensation risks due to higher primary workers' compensation rates. SNCC obtained average price increases of 15% in connection with its renewals of insurance coverage during the first quarter of 2004, and has continued to obtain significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 9% in the first three months of 2004. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, for the important January renewal season (which spans the period from December through March) was $11.8 million for 2004 and $12.0 million for 2003. In addition, retention of existing customers for excess workers' compensation products for the first quarter of 2004 was higher than the first quarter of 2003. Premiums from the Company's other core group employee benefit products increased 13% to $144.3 million for the first quarter of 2004 from $127.8 million for the first quarter of 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products was $43.2 million for the first quarter of 2004 as compared with the particularly strong production for the first quarter of 2003 of $47.0 million. The level of production achieved in 2004 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 13% increase in production based on the number of cases sold as compared to the first quarter of 2003. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $29.3 million for the first quarter of 2004 as compared to $23.8 million for the first quarter of 2003. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The increase in deposits from the Company's asset accumulation products in 2004 was primarily due to an increase in the number of independent agents distributing the Company's annuity products. The interest rate spreads available on these products remained below average throughout 2003 and the first quarter of 2004. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products.

Net Investment Income. Net investment income for the first quarter of 2004 was $52.5 million as compared to $45.7 million for the first quarter of 2003, an increase of 15%. This increase reflects an increase in average invested assets to $3,231.3 million for the first quarter of 2004 from $2,834.9 million for the first quarter of 2003. The tax equivalent weighted average annual yield on invested assets was 6.7% for the first quarter of 2004 and 2003.

Net Realized Investment Gains. Net realized investment gains were $5.2 million for the first quarter of 2004 as compared to $1.2 million for the first quarter of 2003. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2004 and 2003, the Company recognized $7.6 million and $6.3 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first quarters of 2004 and 2003, the Company recognized $2.4 million and $5.1 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses of this type in the first quarter of 2004 ($1.5 million on an after-tax basis) resulted primarily from credit quality-related deterioration in certain municipal and asset-backed securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $2 million to $5 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $209.9 million for the first quarter of 2004 as compared to $183.4 million for the first quarter of 2003, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 95.5% for the first quarter of 2004 and 95.0% for the first quarter of 2003. Benefits and expenses related to the Company's asset accumulation products decreased $1.3 million primarily due to a decrease in the weighted average annualized crediting rate on these products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, from 5.5% in the first quarter of 2003 to 4.8% in the first quarter of 2004.

Interest Expense. Interest expense was $4.5 million for the first quarter of 2004 as compared to $3.1 million for the first quarter of 2003, an increase of $1.4 million. This increase primarily resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Junior Debentures underlying the 2003 Capital Securities in May 2003.

Income Tax Expense. Income tax expense was $13.4 million for the first quarter of 2004 as compared to $9.6 million for the first quarter of 2003. The increase in income tax expense is primarily related to the increase in pre-tax income. The Company's effective tax rate was 30.5% for the first quarter of 2004 and 30.0% for the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $88.9 million of financial resources available at the holding company level at March 31, 2004, which was primarily comprised of investments in the common stock of its investment subsidiaries, fixed maturity securities, balances with independent investment managers, and short-term investments. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $54.0 million during 2004, of which $1.0 million has been paid during the first quarter of 2004. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $89.0 million of borrowings available to it under its revolving credit facility as of March 31, 2004. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, interest payments on the 2033 Senior Notes, and distributions on the Capital Securities and the 2003 Capital Securities. The maximum amount of borrowings available under the Company's revolving credit facility, which expires in December 2006, is $100.0 million. The 2033 Senior Notes mature in their entirety in

May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008.

The Company and its subsidiaries expect available resources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.3 billion at March 31, 2004, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at March 31, 2004. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the values of the partnerships' investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. Such adjustments resulted in reductions in value of $6.7 million as of each of March 31, 2004 and December 31, 2003. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of various risks relating to the Company's investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. For long-term disability products, effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company will reinsure risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes reduced the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company is implementing a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's results of operations could be adversely affected. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RSLIC Performance-Contingent Options. In April 2004, the Company granted performance-contingent incentive options to purchase 150,000 shares of the Company's Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,050,000 options, subject to approval by the Company's stockholders at the 2004 annual meeting of the proposed increase in the number of shares reserved for issuance under the Company's option plan under which the options were granted by 1,000,000 shares. The shareholders approved the amendment to this option plan at the annual meeting on May 5, 2004. The options, which have a ten-year term and whose exercise price equals the fair market value of a share of such stock on the grant date (as determined in accordance with the Company's option plan under which the options were granted), will become exercisable only to the extent that RSLIC-Texas, RSLIC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with the current year; otherwise, such options will be forfeited. These targets, as described below, generally require that RSLIC-Texas's aggregate consolidated Pre-Tax Operating Income, as defined and computed under each of the related option agreements ("PTOI"), increases during these periods at an annual average rate of over 11% for any of the options to become exercisable, and at an annual average rate of at least 16% for the options to become fully exercisable.

75,000 of each executive's options will become exercisable if RSLIC-Texas's PTOI for the three year performance period is at least $329.4 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $300.5 million, determined by interpolating between zero and 75,000 according to where the PTOI amount falls in the range between $300.5 million and $329.4 million.

150,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if RSLIC-Texas's aggregate PTOI for the five year performance period is at least $646.2 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $559.9 million, determined by interpolating between zero and 150,000 according to where the PTOI amount falls in the range between $559.9 million and $646.2 million.

Under the option agreements, the formula for determining PTOI incorporates certain adjustments in order to focus on the performance of RSLIC-Texas's insurance operations; in particular, the formula excludes realized investment gains and losses. Accordingly, the PTOI amounts that would result in the applicable financial performance targets being met will not be the same as RSLIC-Texas's income before income tax expense, calculated in accordance with GAAP, for the relevant periods.

The Company believes that these options will provide substantial incentives for these executives to contribute toward RSLIC-Texas's attaining the specified targets, thereby enhancing the Company's financial performance; however, no assurance can be given that such results will be achieved. The Company will recognize compensation expense for these options under the fair value recognition provisions of SFAS No. 123 over the performance period. The compensation expense associated with these options will not have a material effect on the Company's financial position or results of operations.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2003.

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

The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed above, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

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

At March 31, 2004, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At March 31, 2004, the Company had outstanding advances of $125.0 million. These advances, which were obtained at a fixed rate, have a weighted average term to maturity of 7.4 years. A total of $70.0 million of these advances will mature during the remainder of 2004. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

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

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions continue to be offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 for the Company's excess workers' compensation and long-term disability products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." It is likely that, in the future, the Company's reinsurers will continue to seek price increases, although the extent of such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible. The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended

            10.2  Delphi Financial Group, Inc. Annual Incentive Compensation
                  Plan

            11.1 Computation of Results per Share of Common Stock (incorporated by reference to Note F to the Consolidated Financial Statements included elsewhere herein)

            31.1 Certification by the Chairman of the Board, President and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

            31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

            32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)    Reports on Form 8-K

            The Company filed a report on Form 8-K on February 12, 2004, under
            Item 12, containing a press release announcing fourth quarter 2003 earnings. The information in such report was furnished pursuant to
            Item 12 of Form 8-K and shall not be deemed to have been "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

                                       /s/ THOMAS W. BURGHART
                                       -----------------------------------------
                                       Thomas W. Burghart
                                       Vice President and Treasurer
                                       (Principal Accounting and Financial
                                       Officer)

Date:  May 7, 2004