Form 10-Q
period 2004-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2004-08-06
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                 (302) 478-5142             13-3427277
  ----------------------------   -----------------------      ----------------
  (State or other jurisdiction   (Registrant's telephone      (I.R.S. Employer
      of incorporation or        number, including area        Identification
        organization)                     code)                    Number)

  1105 North Market Street, Suite 1230, P.O. Box 8985,
                 Wilmington, Delaware                                 19899
------------------------------------------------------              ------------
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

                           Yes  [X]          No  [ ]

  As of July 31, 2004, the Registrant had 27,401,599 shares of Class A Common
        Stock and 4,177,357 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                   FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                                                                                  Page
PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 2004 and 2003................................   3

         Consolidated Balance Sheets at June 30, 2004 and
             December 31, 2003..................................................   4

         Consolidated Statements of Shareholders' Equity for the
             Six Months Ended June 30, 2004 and 2003............................   5

         Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2004 and 2003............................   6

         Notes to Consolidated Financial Statements.............................   7

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................  11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................  21

         Item 4.  Submission of Matters to a Vote of Security Holders...........  21

         Item 6.  Exhibits and Reports on Form 8-K..............................  21

         Signatures.............................................................  22

                         PART I. FINANCIAL INFORMATION
                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                              --------------------------     --------------------------
                                                                 2004            2003           2004            2003
                                                              -----------    -----------     -----------    -----------
Revenue:
   Premium and fee income..................................   $   207,049    $   174,920     $   407,759    $   346,681
   Net investment income...................................        48,705         49,354         101,248         95,059
   Net realized investment gains...........................         1,941          3,464           7,162          4,679
                                                              -----------    -----------     -----------    -----------
                                                                  257,695        227,738         516,169        446,419
                                                              -----------    -----------     -----------    -----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders        153,570        130,213         303,672        260,627
   Commissions.............................................        14,568         13,281          27,991         25,270
   Amortization of cost of business acquired...............        14,749         13,612          29,400         25,949
   Other operating expenses................................        31,536         30,612          63,237         59,318
                                                              -----------    -----------     -----------    -----------
                                                                  214,423        187,718         424,300        371,164
                                                              -----------    -----------     -----------    -----------

      Operating income.....................................        43,272         40,020          91,869         75,255

Interest expense:
   Corporate debt..........................................         3,475          3,535           6,911          5,804
   Junior subordinated deferrable interest debentures......         1,106            977           2,211          1,816
                                                              -----------    -----------     -----------    -----------
                                                                    4,581          4,512           9,122          7,620
                                                              -----------    -----------     -----------    -----------

      Income before income tax expense....................         38,691         35,508          82,747         67,635

Income tax expense.........................................        11,558         10,816          24,993         20,447
                                                              -----------    -----------     -----------    -----------

      Net income...........................................   $    27,133    $    24,692     $    57,754    $    47,188
                                                              ===========    ===========     ===========    ===========

Basic results per share of common stock:
   Net income..............................................   $      0.85    $      0.80     $      1.82    $      1.52

Diluted results per share of common stock:
   Net income..............................................   $      0.82    $      0.77     $      1.76    $      1.48

Dividends paid per share of common stock...................   $      0.08    $      0.05     $      0.16    $      0.10

                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        June 30,       December 31,
                                                                                          2004             2003
                                                                                      ------------     ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale................................   $  2,899,675     $  2,862,045
      Short-term investments.......................................................        103,713          114,752
      Other investments............................................................        327,169          225,957
                                                                                      ------------     ------------
                                                                                         3,330,557        3,202,754
   Cash............................................................................         28,932           18,733
   Cost of business acquired.......................................................        216,477          183,665
   Reinsurance receivables.........................................................        409,629          409,620
   Goodwill........................................................................         93,929           93,929
   Securities lending collateral...................................................        222,338                -
   Other assets....................................................................        206,969          176,170
   Assets held in separate account.................................................         85,500           92,661
                                                                                      ------------     ------------
      Total assets.................................................................   $  4,594,331     $  4,177,532
                                                                                      ============     ============

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life.........................................................................   $    260,311     $    246,634
      Disability and accident......................................................        462,588          439,158
   Unpaid claims and claim expenses:
      Life.........................................................................         42,195           47,395
      Disability and accident......................................................        201,550          189,740
      Casualty.....................................................................        597,338          572,690
   Policyholder account balances...................................................        995,421          961,356
   Corporate debt..................................................................        165,750          143,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries.............................         59,762                -
   Securities lending payable......................................................        222,338                -
   Other liabilities and policyholder funds........................................        666,553          642,906
   Liabilities related to separate account.........................................         85,500           79,413
                                                                                      ------------     ------------
      Total liabilities............................................................      3,759,306        3,323,042
                                                                                      ------------     ------------

   Company-obligated mandatorily redeemable capital securities of subsidiaries.....              -           56,050
                                                                                      ------------     ------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized......................              -                -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         29,931,078 and 29,457,024 shares issued and outstanding, respectively.....            299              295
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         4,177,357 shares issued and outstanding...................................             42               42
      Additional paid-in capital...................................................        400,147          383,573
      Accumulated other comprehensive income ......................................         19,697           52,428
      Retained earnings............................................................        473,818          421,080
      Treasury stock, at cost; 2,560,035 shares of Class A Common Stock............        (58,978)         (58,978)
                                                                                      ------------     ------------
         Total shareholders' equity................................................        835,025          798,440
                                                                                      ------------     ------------
             Total liabilities and shareholders' equity............................   $  4,594,331     $  4,177,532
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

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Accumulated
                                        Class A     Class B   Additional       Other
                                         Common     Common      Paid-in    Comprehensive    Retained   Treasury
                                         Stock       Stock      Capital       Income        Earnings     Stock       Total
                                       ---------   ---------  ----------   -------------   ---------   ---------   ---------
Balance, January 1, 2003.............  $     189   $      32  $  373,356   $      30,003   $ 329,574   $ (51,499)  $ 681,655
                                                                                                                   ---------
Net income...........................          -           -           -               -      47,188           -      47,188
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments.....          -           -           -          31,987           -           -      31,987
   Increase in net loss on
     cash flow hedge.................          -           -           -          (4,499)          -           -      (4,499)
                                                                                                                   ---------
Comprehensive income.................                                                                                 74,676

Issuance of stock, exercise of stock
   options and share conversions.....          3          (2)      1,802               -           -           -       1,803
Stock-based compensation.............          -           -         431               -           -           -         431
Acquisition of treasury stock........          -           -           -               -           -      (7,479)     (7,479)
Cash dividends.......................          -           -           -               -      (3,289)          -      (3,289)
                                       ---------   ---------  ----------   -------------   ---------   ---------   ---------

Balance, June 30, 2003...............  $     192   $      30  $  375,589   $      57,491   $ 373,473   $ (58,978)  $ 747,797
                                       =========   =========  ==========   =============   =========   =========   =========

Balance, January 1, 2004.............  $     295   $      42  $  383,573   $      52,428   $ 421,080   $ (58,978)  $ 798,440
                                                                                                                   ---------

Net income...........................          -           -           -               -      57,754           -      57,754
Other comprehensive income:
   Decrease in net unrealized
     appreciation on investments.....          -           -           -         (33,123)          -           -     (33,123)
   Decrease in net loss on
      cash flow hedge................          -           -           -             392           -           -         392
                                                                                                                   ---------
Comprehensive income.................                                                                                 25,023

Issuance of stock, exercise of stock
   options and share conversions.....          4           -      15,237               -           -           -      15,241
Stock-based compensation.............          -           -       1,337               -           -           -       1,337
Cash dividends.......................          -           -           -               -      (5,016)          -      (5,016)
                                       ---------   ---------  ----------   -------------   ---------   ---------   ---------

Balance, June 30, 2004...............  $     299   $      42  $  400,147   $      19,697   $ 473,818   $ (58,978)  $ 835,025
                                       =========   =========  ==========   =============   =========   =========   =========

                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                            2004           2003
                                                                                        -----------     -----------
Operating activities:
   Net income........................................................................   $    57,754     $    47,188
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts.........................        82,345          88,172
      Net change in reinsurance receivables and payables.............................           424          (3,965)
      Amortization, principally the cost of business acquired and investments........        19,689          14,134
      Deferred costs of business acquired............................................       (42,861)        (39,320)
      Net realized gains on investments..............................................        (7,162)         (4,679)
      Net change in trading account securities.......................................         4,049          (5,513)
      Net change in federal income tax liability.....................................        14,447           9,382
      Other..........................................................................       (16,200)        (13,864)
                                                                                        -----------     -----------
        Net cash provided by operating activities....................................       112,485          91,535
                                                                                        -----------     ------------
Investing activities:
   Purchases of investments and loans made...........................................    (1,079,209)       (755,971)
   Sales of investments and receipts from repayment of loans.........................       846,283         514,257
   Maturities of investments.........................................................        83,530         100,640
   Net change in short-term investments..............................................        11,039         (14,289)
   Change in deposit in separate account.............................................        (2,432)         (3,841)
                                                                                        -----------     -----------
        Net cash used by investing activities........................................      (140,789)       (159,204)
                                                                                        -----------     -----------
Financing activities:
   Deposits to policyholder accounts.................................................        73,316          56,078
   Withdrawals from policyholder accounts............................................       (43,304)        (41,743)
   Proceeds from issuance of 2033 Senior Notes.......................................             -         139,222
   Borrowings under revolving credit facility........................................        27,000          28,000
   Principal payments under revolving credit facility................................        (5,000)        (65,000)
   Repayments or repurchase of other corporate debt..................................             -         (14,650)
   Proceeds from issuance of 2003 Capital Securities.................................             -          19,399
   Change in liability for Federal Home Loan Bank advances...........................       (20,000)        (35,000)
   Other financing activities........................................................         6,491         (21,049)
                                                                                        -----------     -----------
        Net cash provided by financing activities....................................        38,503          65,257
                                                                                        -----------     -----------

Increase (decrease) in cash..........................................................        10,199          (2,412)
Cash at beginning of period..........................................................        18,733          27,669
                                                                                        -----------     -----------
      Cash at end of period..........................................................   $    28,932     $    25,257
                                                                                        ===========     ===========

                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Stock Options

Prior to the second quarter of 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense is recognized in the Company's financial statements for these options. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 are applied to all option awards granted, modified, or settled after January 1, 2003. The amount of the expense related to stock-based compensation included in the determination of the Company's net income for 2004 and 2003 is lower than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 as of its original effective date:

                                                                           Three Months Ended       Six Months Ended
                                                                                June 30,                 June 30,
                                                                         ---------------------    ---------------------
                                                                           2004        2003          2004        2003
                                                                         ---------   ---------    ---------   ---------
                                                                         (dollars in thousands, except per share data)
Net income, as reported..............................................    $  27,133   $  24,692    $  57,754   $  47,188
Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects................          566         352        1,076         352
Deduct:  Stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects.......................................         (752)       (505)      (1,457)       (960)
                                                                         ---------   ---------    ---------   ---------
Pro forma net income.................................................    $  26,947   $  24,539    $  57,373   $  46,580
                                                                         =========   =========    =========   =========
Earnings per share:
    Basic, as reported...............................................    $    0.85   $    0.80    $    1.82   $    1.52
    Basic, pro forma.................................................         0.84        0.79         1.80        1.50

    Diluted, as reported.............................................    $    0.82   $    0.77    $    1.76   $    1.48
    Diluted, pro forma...............................................         0.81        0.76         1.74        1.45

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Accounting Changes

Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Prior to adoption of SOP No. 03-1, the Company was required to report the aggregate of all separate account assets as a single caption on its balance sheet, which was titled "Assets held in separate account." Under the provisions of SOP No. 03-1, the Company is required to allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At June 30, 2004, the Company's proportionate interest in the separate account's assets was $15.7 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 did not have a material effect on the financial position or results of operations of the Company.

The Company adopted revised Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as of March 31, 2004. The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at June 30, 2004, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets. The adoption of revised FIN 46 did not have a material effect on the Company's financial position, results of operations or ability to comply with its debt covenants.

NOTE B - INVESTMENTS

At June 30, 2004, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,899.7 million and an amortized cost of $2,859.3 million. At December 31, 2003, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,862.0 million and an amortized cost of $2,750.9 million.

The summarized aggregate unaudited net income for the entities in which the balances with independent investment managers have been invested was $632.7 million and $1,162.5 million for the first six months of 2004 and 2003, respectively, and $179.8 million and $900.2 million for the second quarters of 2004 and 2003, respectively.

NOTE C - SECURITIES LENDING

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. Accordingly, such securities are included in invested assets. The Company obtains collateral for such loans at approximately 102% of the market value of a loaned security. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. The collateral is deposited by the borrower with, and held by, such agent. Cash collateral is invested by such agent to generate additional income according to specified guidelines. The securities lending collateral is reported as an asset with a corresponding liability reflected for the obligation to return the collateral. At June 30, 2004, the Company had securities on loan with a market value of $218.3 million and cash collateral of $222.3 million.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE D - SEGMENT INFORMATION

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                        ----------------------    ----------------------
                                                                           2004        2003           2004        2003
                                                                        ----------  ----------    ----------  ----------
                                                                                     (dollars in thousands)
Revenues:
   Group employee benefit products................................      $  228,295  $  194,819    $  453,330  $  386,833
   Asset accumulation products....................................          19,562      22,076        40,122      42,460
   Other (1)......................................................           7,897       7,379        15,555      12,447
                                                                        ----------  ----------    ----------  ----------
                                                                           255,754     224,274       509,007     441,740
   Net realized investment gains..................................           1,941       3,464         7,162       4,679
                                                                        ----------  ----------    ----------  ----------
                                                                        $  257,695  $  227,738    $  516,169  $  446,419
                                                                        ==========  ==========    ==========  ==========
Operating income:
   Group employee benefit products................................      $   39,396  $   33,477    $   78,883  $   66,953
   Asset accumulation products....................................           3,766       5,522         8,903       9,187
   Other (1)......................................................          (1,831)     (2,443)       (3,079)     (5,564)
                                                                        ----------  ----------    ----------  ----------
                                                                            41,331      36,556        84,707      70,576
   Net realized investment gains..................................           1,941       3,464         7,162       4,679
                                                                        ----------  ----------    ----------------------
                                                                        $   43,272  $   40,020    $   91,869  $   75,255
                                                                        ==========  ==========    ==========  ==========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2003. Total comprehensive income (loss) was $25.0 million and $74.7 million for the first six months of 2004 and 2003, respectively, and $(21.5) million and $56.0 million for the second quarters of 2004 and 2003, respectively.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE F - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on December 22, 2003. The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                           Three Months Ended     Six Months Ended
                                                                                June 30,                 June 30,
                                                                         ---------------------    ---------------------
                                                                           2004        2003          2004        2003
                                                                         ---------   ---------    ---------   ---------
                                                                          (dollars in thousands, except per share data)
Numerator:
   Net income .......................................................    $  27,133   $  24,692    $  57,754   $  47,188
                                                                         =========   =========    =========   =========
Denominator:
   Weighted average common shares outstanding........................       31,931      31,053       31,811      31,145
     Effect of dilutive securities...................................          999         816        1,007         700
                                                                         ---------   ---------    ---------   ---------
   Weighted average common shares outstanding, assuming dilution.....       32,930      31,869       32,818      31,845
                                                                         =========   =========    =========   =========
Basic results per share of common stock:
   Net income........................................................    $    0.85   $    0.80    $    1.82   $    1.52

Diluted results per share of common stock:
   Net income........................................................    $    0.82   $    0.77    $    1.76   $    1.48

NOTE G - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. Incident to its discontinued products, the Company has been a party to two separate arbitrations arising out of two accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. During the second quarter of 2004, the Company, along with other former participants, reached a settlement resolving the matters in dispute in one of these arbitrations. The Company increased its reserves relating to the reinsurance business in dispute in the settled arbitration by a total of $5.5 million during the first half of 2004. At issue in the remaining arbitration, among other things, is whether certain reinsurance risks were validly ceded to the Company. The hearing in such arbitration is scheduled to be held in the current year. While management believes that the Company has substantial legal grounds for avoiding the reinsurance risks at issue or obtaining other relief, it is not at this time possible to predict the ultimate outcome of this arbitration, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, the arbitration, when ultimately resolved, will not have a material adverse effect on the Company's consolidated financial position.

                          DELPHI FINANCIAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Therefore, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is currently experiencing favorable market conditions for its excess workers' compensation products, due to higher primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions, and is seeking to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to
Six Months Ended June 30, 2003

Summary of Results. Net income was $57.8 million, or $1.76 per diluted share, for the first half of 2004 as compared to $47.2 million, or $1.48 per diluted share, for the first half of 2003. Net income in the first half of 2004 and 2003 included realized investment gains (net of the related income tax expense) of $4.7 million, or $0.14 per diluted share, and $3.0 million, or $0.09 per diluted share, respectively. The increase in net income in the first half of 2004 is also attributable to growth in income from group employee benefit products and net investment income partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 17% in the first half of 2004 and the combined ratio (loss ratio plus expense ratio) remained in the same range as in the first half of 2003. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.5% in the first half of 2003 to 4.8% in the first half of 2004. Net investment income in the first half of 2004, which increased 7% from the first half of 2003, reflects a 12% increase in average invested assets. The increase in interest expense resulted from the Company's issuance of $143.8 million principal amount of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") and $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures due 2033 (the "2003 Junior Debentures") in May 2003. The 2003 Junior Debentures were issued in connection with the issuance of $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") by Delphi Financial Statutory Trust I (the "Trust") and the related purchase by the Company of all of the common securities of the Trust.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Thus, realized investment gains and losses are not reflective of the Company's ongoing earnings capacity, and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company understands that analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, realized investment gains and losses are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (net of the related income tax expense), were $53.1 million, or $1.62 per diluted share, for the first half of 2004 as compared to $44.1 million, or $1.39 per diluted share, for the first half of 2003. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit products and net investment income partially offset by the increase in interest expense.

Premium and Fee Income. Premium and fee income for the first half of 2004 was $407.8 million as compared to $346.7 million for the first half of 2003, an increase of 18%. Premiums from core group employee benefit products increased 17% to $379.0 million for the first half of 2004 from $325.0 million for the first half of 2003. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 31% to $90.3 million for the first half of 2004 from $68.8 million for the first half of 2003. This increase was primarily due to the favorable pricing environment and demand for this product as a result of higher primary workers' compensation rates. SNCC obtained average price increases of 12% in connection with its renewals of insurance coverage during the first half of 2004, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. On average, self-insured retention levels increased 8% in the first half of 2004. In addition, retention of existing customers for excess workers' compensation products for the first half of 2004 was significantly higher than for the first half of 2003. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, was $9.9 million for the first half of 2004 as compared with exceptionally strong production for the first half of 2003 of $18.9 million. The significantly higher renewal ratio and rate increases offset the decline in new business production as the Company focused on achieving rate increases on its existing business and maintained pricing and underwriting discipline as to new sales. Premiums for the Company's other core group employee benefit products increased 13% to $288.8 million for the first half of 2004 from $256.3 million for the first half of 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products was $82.6 million for the first half of 2004 as compared with $79.8 million for the first half of 2003. The level of production achieved in 2004 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 20% increase in production based on the number of cases sold as compared to the first half of 2003. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $69.8 million for the first half of 2004 as compared to $53.0 million for the first half of 2003. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The increase in deposits from the Company's asset accumulation products in 2004 was primarily due to an increase in the number of independent agents and marketing companies distributing the Company's annuity products. The interest rate spreads available on these products remained below average throughout 2003 and the first half of 2004. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products.

Net Investment Income. Net investment income for the first half of 2004 was $101.2 million as compared to $95.1 million for the first half of 2003, an increase of 7%. The level of net investment income in the 2004 period reflects an increase in average invested assets from the 2003 period, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.5% on average invested assets of $3,230.2 million for the first half of 2004 and 6.8% on average invested assets of $2,893.1 million for the first half of 2003.

Net Realized Investment Gains. Net realized investment gains were $7.2 million for the first half of 2004 as compared to $4.7 million for the first half of 2003. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2004 and 2003, the Company recognized $9.7 million and $17.1 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first half of 2004 and 2003, the Company recognized $2.5 million and $12.4 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses of this type in the first half of 2004 ($1.6 million on an after-tax basis) resulted primarily from credit quality-related deterioration in certain municipal and asset-backed securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $2 million to $5 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for the other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $424.3 million for the first half of 2004 as compared to $371.2 million for the first half of 2003, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.9% for the first half of 2004 and 95.1% for the first half of 2003. Benefits and expenses related to the Company's asset accumulation products decreased $2.1 million primarily due to a decrease in the weighted average annualized crediting rate on these products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, from 5.5% in the first half of 2003 to 4.8% in the first half of 2004.

Interest Expense. Interest expense was $9.1 million for the first half of 2004 as compared to $7.6 million for the first half of 2003, an increase of $1.5 million. This increase primarily resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Junior Debentures underlying the 2003 Capital Securities in May 2003.

Income Tax Expense. Income tax expense was $25.0 million for the first half of 2004 as compared to $20.4 million for the first half of 2003. The increase in income tax expense is primarily related to the increase in pre-tax income. The Company's effective tax rate was 30.2% for the first half of 2004 and 2003.

Three Months Ended June 30, 2004 Compared to
Three Months Ended June 30, 2003

Summary of Results. Net income was $27.1 million, or $0.82 per diluted share, for the second quarter of 2004 as compared to $24.7 million, or $0.77 per diluted share, for the second quarter of 2003. Net income in the second quarters of 2004 and 2003 included realized investment gains (net of the related income tax expense) of $1.3 million, or $0.03 per diluted share, and $2.3 million, or $0.07 per diluted share, respectively. The increase in net income in the second quarter of 2004 is also attributable to growth in income from group employee benefit products. Premiums from the Company's core group employee benefit products increased 17% in the second quarter of 2004 and the combined ratio (loss ratio plus expense ratio) decreased to 94.4% in the second quarter of 2004 from 95.3% in the second quarter of 2003. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.5% in the second quarter of 2003 to 4.8% in the second quarter of 2004.

Management believes the non-GAAP financial measure of "operating earnings" is informative when analyzing the trends relating to the Company's insurance operations. Operating earnings exclude realized investment gains and losses because these items arise from events that, to a significant extent, are within management's discretion and can fluctuate significantly, thus distorting comparisons between periods. Investment gains and losses may be realized based on management's decision to dispose of an investment or management's judgment that a decline in the market value of an investment is other than temporary. Thus, realized investment gains and losses are not reflective of the Company's ongoing earnings capacity, and trends in the earnings of the Company's underlying insurance operations can be more clearly identified without the effects of these gains and losses. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company understands that analysts and investors typically utilize measures of this type when evaluating the financial performance of insurers. However, realized investment gains and losses are likely to occur periodically and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income as an indication of the Company's overall performance and may not be calculated in the same manner as similarly titled captions in other companies' financial statements.

Operating earnings for the Company, consisting of net income adjusted to exclude realized investment gains (net of the related income tax expense), were $25.9 million, or $0.79 per diluted share, for the second quarter of 2004 as compared to $22.4 million, or $0.70 per diluted share, for the second quarter of 2003. The increase in operating earnings in the current period is primarily attributable to the growth in income from group employee benefit products.

Premium and Fee Income. Premium and fee income in the second quarter of 2004 was $207.0 million as compared to $174.9 million in the second quarter of 2003, an increase of 18%. Premiums from core group employee benefit products increased 17% to $190.0 million for the second quarter of 2004 from $162.9 million for the second quarter of 2003. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 32% to $45.4 million for the second quarter of 2004 from $34.4 million for the second quarter of 2003. This increase was primarily due to the favorable pricing environment and demand as a result of higher primary workers' compensation rates. SNCC obtained average price increases of 8% in connection with its renewals of insurance coverage during the second quarter of 2004, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. In addition, retention of existing customers for excess workers' compensation products for the second quarter of 2004 was significantly higher than for the second quarter of 2003. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, was $1.8 million in the second quarter of 2004 as compared with exceptionally strong production for the second quarter of 2003 of $8.3 million. The significantly higher renewal ratio and rate increases offset the decline in new business production as the Company focused on achieving rate increases on its existing business and maintained pricing and underwriting discipline as to new sales. Premiums from the Company's other core group employee benefit products increased 12% to $144.5 million for the second quarter of 2004 from $128.5 million for the second quarter of 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Reinsurance." New business production for the Company's other core group employee benefit products was $39.4 million for the second quarter of 2004 and $32.8 million in the second quarter of 2003. The level of production achieved in 2004 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 27% increase in production based on the number of cases sold as compared to the second quarter of 2003. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $40.6 million for the second quarter of 2004 as compared to $29.3 million for the second quarter of 2003. These deposits are new annuity sales, which are recorded as liabilities rather than as premiums. The increase in deposits from the Company's asset accumulation products in 2004 was primarily due to an increase in the number of agents and marketing companies distributing the Company's annuity products. The interest rate spreads available on these products remained below average throughout 2003 and the first half of 2004. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products.

Net Investment Income. Net investment income in the second quarter of 2004 was $48.7 million as compared to $49.4 million in the second quarter of 2003. The level of net investment income in the 2004 period reflects a decrease in the tax equivalent weighted average annualized yield from the 2003 period, partially offset by an increase in average invested assets. The tax equivalent weighted average annualized yield on invested assets was 6.1% on average invested assets of $3,297.2 million in the second quarter of 2004 and 6.8% on average invested assets of $2,979.8 million in the second quarter of 2003.

Net Realized Investment Gains. Net realized investment gains were $1.9 million in the second quarter of 2004 as compared to $3.5 million in the second quarter of 2003. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2004 and 2003, the Company recognized $2.0 million and $10.7 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the second quarter of 2004 and 2003, the Company recognized $0.1 million and $7.2 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $2 million to $5 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for the other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $214.4 million for the second quarter of 2004 as compared to $187.7 million for the second quarter of 2003, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.4% for the second quarter of 2004 and 95.3% for the second quarter of 2003. Benefits and expenses related to the Company's asset accumulation products decreased $0.8 million primarily due to a decrease in the weighted average annualized crediting rate on these products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, from 5.5% in the second quarter of 2003 to 4.8% in the second quarter of 2004.

Income Tax Expense. Income tax expense was $11.6 million for the second quarter of 2004 as compared to $10.8 million for the second quarter of 2003. The increase in income tax expense is primarily related to the increase in pre-tax income. The Company's effective tax rate was 29.9% for the second quarter of 2004 and 30.5% for the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $89.6 million of financial resources available at the holding company level at June 30, 2004, which was primarily comprised of investments in the common stock of its investment subsidiaries, fixed maturity securities, balances with independent investment managers, and short-term investments. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $54.0 million during 2004, of which $1.0 million has been paid during the first half of 2004. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $78.0 million of borrowings available to it under its revolving credit facility as of June 30, 2004. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

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

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.3 billion at June 30, 2004, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at June 30, 2004. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the values of the partnerships' investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. As of June 30, 2004, there were no adjustments in such values, as compared with reductions in value of $6.7 million at each of March 31, 2004 and December 31, 2003. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of various risks relating to the Company's investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. For long-term disability products, effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes reduced the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company has implemented a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's results of operations could be adversely affected. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RSLIC Performance-Contingent Options. In April 2004, the Company granted performance-contingent incentive options to purchase 150,000 shares of the Company's Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,050,000 options, subject to approval by the Company's stockholders at the 2004 annual meeting of the proposed increase in the number of shares reserved for issuance under the Company's option plan under which the options were granted by 1,000,000 shares. This approval has been received. The options, which have a ten-year term and whose exercise price equals the fair market value of a share of such stock (as determined in accordance with the Company's option plan under which the options were granted) on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSLIC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with the current year; otherwise, such options will be forfeited. These targets, as described below, generally require that RSLIC-Texas's aggregate consolidated Pre-Tax Operating Income, as defined and computed under each of the related option agreements ("PTOI"), increases during these periods at an annual average rate of over 11% for any of the options to become exercisable, and at an annual average rate of at least 16% for the options to become fully exercisable.

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

The Company believes that these options will provide substantial incentives for these executives to contribute toward RSLIC-Texas's attaining the specified targets, thereby enhancing the Company's financial performance; however, no assurance can be given that such results will be achieved. During the second quarter of 2004, the Company began recognizing compensation expense for these options under the fair value recognition provisions of SFAS No. 123 over the performance period. The compensation expense associated with these options did not have a material effect on the Company's financial position or results of operations.

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

At June 30, 2004, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At June 30, 2004, the Company had outstanding advances of $130.0 million, of which $15.0 million were borrowed by the Company during the second quarter of 2004. These advances, which were obtained at a fixed rate, have a weighted average term to maturity of 7.1 years. A total of $60.0 million of these advances will mature during the remainder of 2004. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Incorporated by reference to Note G to the Consolidated Financial Statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 5, 2004. The directors elected at the meeting will serve for a term ending on the date of the 2005 Annual Meeting of Stockholders. The directors elected at the meeting were Donald A. Sherman, Robert Rosenkranz, Lawrence E. Daurelle, Edward A. Fox, Van D. Greenfield, Harold F. Ilg, James N. Meehan, Philip R. O'Connor, and Robert M. Smith, Jr. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2004 Annual Meeting that director was Mr. Sherman.

        The voting results for all matters at the meeting were as follows:

        1) Election of Directors

                                                                                       VOTES
                                                                             --------------------------
                                                                                               Withhold
                                                                                 For          Authority
                                                                             ----------       ---------
Class A Director:
     Donald A. Sherman.................................................      22,888,270       1,424,000
Directors:
     Robert Rosenkranz.................................................      49,951,003       1,454,450
     Lawrence E. Daurelle..............................................      49,988,353       1,417,100
     Edward A. Fox.....................................................      49,929,639       1,475,814
     Van D. Greenfield.................................................      50,371,054       1,034,399
     Harold F. Ilg.....................................................      49,937,139       1,468,314
     James N. Meehan...................................................      49,988,353       1,417,100
     Philip R. O'Connor................................................      50,312,940       1,092,513
     Robert M. Smith, Jr...............................................      49,988,353       1,417,100

        2) All Other Matters - The proposal to amend the Company's 2003 Employee Long-Term Incentive and Share Award Plan to increase the number of shares available thereunder received 33,069,662 votes for approval and 15,953,938 votes against approval, with 10,076 votes abstaining and 2,371,777 broker non-votes. The proposal to adopt the Annual Incentive Compensation Plan received 47,071,145 votes for approval and 1,952,103 votes against approval, with 10,428 votes abstaining and 2,371,777 broker non-votes. The shareholder proposal regarding investments in tobacco equities received 238,679 votes for approval and 47,223,027 votes against approval, with 1,571,970 votes abstaining and 2,371,777 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        10.1 Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle.

        10.2 Reliance Standard Life Insurance Company Management Incentive Compensation Plan

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

        31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

        32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

        The Company filed a report on Form 8-K on April 27, 2004, under Item 12, containing a press release announcing first quarter 2004 earnings. The information in such report was furnished pursuant to Item 12 of Form 8-K and shall not be deemed to have been filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date:  August 6, 2004