Form 10-K/A
period 2003-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2004-11-05
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                      (302) 478-5142                     13-3427277
-------------------------------  -------------------------------  -------------------------------
(State or other jurisdiction of  (Registrant's telephone number,  (I.R.S. Employer Identification
incorporation or organization)        including area code)                   Number)

1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware       19899
--------------------------------------------------------------------------   --------------
                 (Address of principal executive offices)                      (Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock, $.01 par value         New York Stock Exchange
    ------------------------------------   ------------------------------------
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

                                EXPLANATORY NOTE

This Annual Report on Form 10-K amends the Registrant's annual report on Form 10-K for the year ended December 31, 2003 as filed on March 12, 2004. The purpose of this amendment is to delete from Management's Discussion and Analysis of Financial Condition and Results of Operations and Selected Financial Data certain financial measures which are considered to be non-GAAP financial measures pursuant to Item 10 of Regulation S-K. The amendment also reflects non-substantive, formatting changes which were made in light of the deletions. This amendment does not change the Company's current or past reported earnings or financial statements and the Company has not updated or modified the disclosures therein to reflect any subsequent events.

                          ****************************

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

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                     Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                     2003                      2002                    2001
                                            -----------------------   ----------------------  ----------------------
                                                                      (dollars in thousands)
Insurance premiums:
   Core Products:
      Life ...............................  $ 241,902         35.9%   $ 210,030        37.6%  $ 170,772         37.8%
      Disability income ..................    233,437         34.7      195,052        34.9     162,602         36.0
      Excess workers' compensation .......    151,522         22.5      104,170        18.6      73,404         16.2
      Travel accident, dental and other ..     46,792          6.9       49,922         8.9      45,380         10.0
                                            ---------    ---------    ---------   ---------   ---------    ---------
                                            $ 673,653        100.0%   $ 559,174       100.0%  $ 452,158        100.0%
                                            ---------    =========    ---------   =========   ---------    =========
   Non-Core Products:
      Loss portfolio transfers ...........          -                    26,830                   4,340
      Reinsurance facilities .............        344                       771                   7,872
      Other ..............................     22,039                    21,724                  23,624
                                            ---------                 ---------               ---------
                                               22,383                    49,325                  35,836
                                            ---------                 ---------               ---------
        Total insurance premiums .........  $ 696,036                 $ 608,499               $ 487,994
                                            =========                 =========               =========

Sales (new annualized gross premiums):
   Core Products:
      Life ...............................  $  68,200         31.0%   $  70,900        35.2%  $  55,606         34.9%
      Disability income ..................     84,920         38.6       75,996        37.8      60,628         38.1
      Excess workers' compensation .......     45,058         20.5       30,796        15.3      18,110         11.4
      Travel accident, dental and other ..     21,933          9.9       23,454        11.7      24,774         15.6
                                            ---------    ---------    ---------   ---------   ---------    ---------
                                            $ 220,111        100.0%   $ 201,146       100.0%  $ 159,118        100.0%
                                            ---------    =========    ---------   =========   ---------    =========
   Non-Core Products:
      Loss portfolio transfers ...........          -                    26,830                   4,340
      Other ..............................     14,513                    13,171                  28,765
                                            ---------                 ---------               ---------
                                               14,513                    40,001                  33,105
                                            ---------                 ---------               ---------
        Total sales ......................  $ 234,624                 $ 241,147               $ 192,223
                                            =========                 =========               =========

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

                                                                            Year Ended December 31,
                                                              ------------------------------------------------
                                                                 2003              2002               2001
                                                              ----------        ----------        ------------
Loss ratio............................................            6 8.2%            69.2%             75.0%(1)
Expense ratio.........................................             26.1             25.4              27.0
                                                              ---------         --------          --------
    Combined ratio....................................             94.3%            94.6%            102.0%(1)
                                                              =========         ========          ========

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

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                                        Year Ended December 31,
                                                                          -------------------------------------------------
                                                                               2003              2002              2001
                                                                          ------------      ------------      -------------
                                                                                        (dollars in thousands)
Asset accumulation product deposits (sales)...........................    $    100,636      $    135,046      $      90,159

Funds under management (at period end)................................         929,922           878,820            786,214

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

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                                  Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                      2003                 2002                2001
                                                                 ---------------     ----------------     --------------
                                                                                  (dollars in thousands)
Average invested assets (1)................................      $    2,948,135      $     2,556,076      $   2,312,975
Net investment income (2)..................................             186,366              162,036            157,509
Tax equivalent weighted average annual yield (3)...........                 6.5%                 6.6%               7.0%

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                                                Year Ended December 31,
                                                                                 -------------------------------------------------
                                                                                      2003              2002              2001
                                                                                 -------------     -------------     -------------
                                                                                               (dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance,
      beginning of period.....................................................   $     439,147     $     413,950     $     302,514

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:
       Current year (1).......................................................          82,372            82,197            73,782
       Prior years (2)........................................................          20,541            15,869            13,896
                                                                                 -------------     -------------     -------------
           Incurred claims and claim expenses, net of reinsurance,
                 during the current year......................................         102,913            98,066            87,678
                                                                                 -------------     -------------     -------------

Deduct claims and claim expenses paid, net of reinsurance, occurring during:
       Current year...........................................................           5,165            10,915             6,014
       Prior years (3)........................................................          57,235            61,954           (29,772)
                                                                                 -------------     -------------     -------------
           Total paid.........................................................          62,400            72,869           (23,758)
                                                                                 -------------     -------------     -------------

Unpaid claims and claim expenses, net of reinsurance, end of period...........         479,660           439,147           413,950
Reinsurance receivables, end of period........................................          93,030            95,709            92,828
                                                                                 -------------     -------------     -------------
      Unpaid claims and claim expenses, gross of reinsurance,
           end of period......................................................   $     572,690     $     534,856     $     506,778
                                                                                 =============     =============     =============

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

                                                                           December 31,
                           March 5,   ----------------------------------------------------------------------------------------------
                            1996(1)      1996         1997         1998         1999          2000        2001      2002      2003
                         -----------  -----------  ----------   ----------   -----------  ------------  --------  --------  --------
                                                                             (dollars in thousands)
Reserve for unpaid
  claims and claim
  expenses, net of
  reinsurance........... $520,370     $532,923     $541,280     $422,159     $434,513     $444,061      $638,191  $680,835  $744,760
Cumulative amount of
  liability paid:
    One year later......   23,467       28,162       98,365       40,815       40,660      (29,990)(2)    61,954    57,235
    Two years later.....   50,713      125,020      127,481       74,571        4,020(2)    26,398       112,639
    Three years later...  140,943      152,842      156,119       33,429(2)    54,846       71,938
    Four years later....  167,811      179,705      111,253(2)    78,981       94,899
    Five years later....  193,363      133,228(2)   150,772      114,295
    Six years later.....  153,504(2)   170,405      182,281
    Seven years later...  188,719      197,318
    Eight years later...  214,715
Liability reestimated as
  of:
    One year later......  507,375      513,402      523,430      410,875      424,187      442,624       636,125   678,535
    Two years later.....  487,830      500,964      511,602      404,559      420,420      442,807       634,578
    Three years later...  476,854      488,432      503,906      401,475      417,869      446,948
    Four years later....  476,600      487,195      500,514      396,403      423,426
    Five years later....  476,890      478,206      492,280      399,311
    Six years later.....  470,283      468,142      493,586
    Seven years later...  460,670      472,492
    Eight years later...  463,015
Cumulative redundancy
  (deficiency).......... $ 57,355     $ 60,431     $ 47,694     $ 22,848     $ 11,087     $ (2,887)     $  3,613  $  2,300

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

                                                                          December 31,
                            March 5,   -------------------------------------------------------------------------------------
                             1996(1)     1996       1997       1998       1999       2000       2001       2002       2003
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (dollars in thousands)
Reserve for unpaid claims
   and claim expenses
   before discount:
      Gross of reinsurance  $533,871   $549,653   $564,734   $586,984   $613,693   $650,765   $731,019   $776,544   $837,790
      Deduct reinsurance
        recoverable ......    13,501     16,730     23,454    164,825    179,180    206,704     92,828     95,709     93,030
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
      Net of reinsurance .   520,370    532,923    541,280    422,159    434,513    444,061    638,191    680,835    744,760

Deduct discount for time
   value of money ........   164,000    168,827    176,683    113,507    127,357    141,547    224,241    241,688    265,100
                            --------   --------   --------   --------   --------   --------   --------   --------   --------

Unpaid claims and claim
   expenses as reported
   on balance sheets, net
   of discount and net of
   reinsurance ...........   356,370    364,096    364,597    308,652    307,156    302,514    413,950    439,147   $479,660
                            --------   --------   --------   --------   --------   --------   --------   --------   ========

Reestimated unpaid claims
   and claim expenses,
   net of discount, as
   of December 31, 2003:
      Gross of reinsurance   430,211    429,803    442,112    463,270    498,572    534,903    574,962    571,861
      Deduct reinsurance
           recoverable ...    41,054     42,355     48,416    118,553    145,487    178,003    125,038    112,173
                            --------   --------   --------   --------   --------   --------   --------   --------
      Net of reinsurance .   389,157    387,448    393,696    344,717    353,085    356,900    449,924    459,688
                            --------   --------   --------   --------   --------   --------   --------   --------

Discounted cumulative
   (deficiency) ..........   (32,787)   (23,352)   (29,099)   (36,065)   (45,929)   (54,386)   (35,974)   (20,541)

Add accretion of discount     90,142     83,783     76,793     58,913     57,016     51,499     39,587     22,841
                            --------   --------   --------   --------   --------   --------   --------   --------
Cumulative redundancy
(deficiency) before
discount .................  $ 57,355   $ 60,431   $ 47,694   $ 22,848   $ 11,087   $ (2,887)  $  3,613   $  2,300
                            ========   ========   ========   ========   ========   ========   ========   ========

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

In May 2003, Delphi Financial Statutory Trust I (the "Trust"), a recently - created Connecticut statutory trust and wholly owned subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The interest rate was 5.41% for the period from May 15,

2003 through August 15, 2003, 5.23% for the period from August 16, 2003 through November 15, 2003, and 5.28% for the period from November 16, 2003 through February 15, 2004. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

       Name                Age                                         Position
--------------------       ---      -------------------------------------------------------------------------------------
Robert Rosenkranz          61       Director of the Company; Chairman of the Board, President and Chief Executive Officer of
                                    the Company; Chairman of the Board of RSLIC
Robert M. Smith, Jr.       52       Director and Executive Vice President of the Company
Chad W. Coulter            41       Vice President, Secretary and General Counsel of the Company; Vice President,  General
                                    Counsel and Assistant Secretary of RSLIC
Thomas W. Burghart         45       Vice President and Treasurer of the Company and RSLIC
Lawrence E. Daurelle       52       Director of the Company and President and Chief Executive Officer of RSLIC
Harold F. Ilg              56       Director of the Company and Chairman of the Board of SNCC

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

                                    High                 Low               Dividends
                                 ---------            ---------            ---------
2002:  First Quarter             $   26.45            $   21.87            $    0.05
       Second Quarter                30.08                25.67                 0.05
       Third Quarter                 29.00                22.57                 0.05
       Fourth Quarter                27.42                21.94                 0.05

2003:  First Quarter             $   26.46            $   21.73            $    0.05
       Second Quarter                31.77                25.67                 0.05
       Third Quarter                 33.63                30.33                 0.05
       Fourth Quarter                36.88                31.08                 0.08

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

                                                                       Year Ended December 31,
                                                      -------------------------------------------------------
                                                        2003       2002        2001        2000        1999
                                                      --------  ---------   ---------   ---------   ---------
                                                      (dollars and shares in thousands, except per share data)
INCOME STATEMENT DATA:
  Insurance premiums and fee income:
    Core group employee benefit products ...........  $673,653  $ 559,174   $ 452,158   $ 400,405   $ 357,541
    Non-core group employee benefit products(1) ....    22,383     49,325      35,836      47,285     110,381
    Asset accumulation products ....................     4,158      2,645       3,088       2,551       2,126
    Other ..........................................    18,893     16,713      16,122      16,116      15,220
                                                      --------  ---------   ---------   ---------   ---------
                                                       719,087    627,857     507,204     466,357     485,268
  Net investment income(2) .........................   186,366    162,036     157,509     184,576     180,945
  Net realized investment gains (losses)(3) ........    12,724    (28,469)    (70,289)   (138,047)    (25,720)
  (Loss) gain on extinguishment of debt and
    capital securities(2) ..........................         -       (332)     11,456           -           -
                                                      --------  ---------   ---------   ---------   ---------
          Total revenue ............................   918,177    761,092     605,880     512,886     640,493

  Income (loss) from continuing operations(4) ......    98,916     60,652       6,505      (3,293)     64,132
  Net income (loss)(4) .............................    98,916     60,652       6,505      (3,293)     50,285

BASIC RESULTS PER SHARE(4)(5):
  Income (loss) from continuing operations .........  $   3.17  $    1.95   $    0.21   $   (0.11)  $    2.04
  Net income (loss) ................................      3.17       1.95        0.21       (0.11)       1.60
  Weighted average shares outstanding ..............    31,208     31,139      30,848      30,582      31,469

DILUTED RESULTS PER SHARE(4)(5):
  Income (loss) from continuing operations .........  $   3.09  $    1.90   $    0.21   $   (0.11)  $    1.97
  Net income (loss) ................................      3.09       1.90        0.21       (0.11)       1.55
  Weighted average shares outstanding ..............    32,023     31,887      31,629      30,582      32,511

CASH DIVIDENDS PAID PER SHARE(5)(6): ...............  $   0.23  $    0.20   $    0.20   $       -   $       -

OTHER DATA:
  Diluted book value per share(5)(7) ...............  $  25.49  $   21.83   $   19.00   $   17.91   $   16.35

                                                                                December 31,
                                                      --------------------------------------------------------------
                                                         2003         2002         2001         2000         1999
                                                      ----------   ----------   ----------   ----------   ----------
                                                                         (dollars in thousands)
BALANCE SHEET DATA:
  Total investments ................................  $3,202,754   $2,816,051   $2,427,214   $2,475,945   $2,527,763
  Total assets .....................................   4,177,532    3,734,942    3,336,146    3,440,010    3,395,688
  Corporate debt(2) (8) ............................     143,750      118,139      125,675      267,770      283,938
  Company obligated mandatorily redeemable
    capital securities of subsidiaries(2)(9) .......      56,050       36,050       36,050      100,000      100,000
  Shareholders' equity .............................     798,440      681,655      581,994      538,193      501,417
  Corporate debt to total capitalization ratio(10) .        14.4%        14.1%        16.9%        29.6%        32.1%

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

      Income (loss) from continuing operations and net income (loss) include realized investment gains (losses), net of federal income tax expense (benefit) and the (loss) gain on extinguishment of debt and capital securities, net of federal income tax (benefit) expense, as follows:

                                                                            Year Ended December 31,
                                                         -------------------------------------------------------------
                                                            2003        2002         2001         2000         1999
                                                         ----------  ----------   ----------   ----------   ----------
                                                               (dollars in thousands, except per share data)
Realized investment gains (losses), net of income tax
  expense (benefit) ...................................  $    8,271  $  (18,505)  $  (45,688)  $  (89,731)  $  (16,718)
Basic per share amount ................................        0.26       (0.59)       (1.48)       (2.94)       (0.53)
Diluted per share amount ..............................        0.26       (0.58)       (1.44)       (2.94)       (0.52)

(Loss) gain on extinguishment of debt and capital
  securities, net of income tax (benefit) expense .....           -        (216)       7,446            -            -
Basic per share amount ................................           -       (0.01)        0.24            -            -
Diluted per share amount ..............................           -       (0.01)        0.24            -            -

      In 1999, the Company disposed of Unicover and recognized an after-tax loss of $13.8 million on the disposition. See "Business - Other Transactions."

(5) Prior periods have been restated to reflect the 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on December 22, 2003. In computing the earnings per share amount for 2000, equivalent shares attributable to in-the-money stock options, which totaled 1.0 million, were not considered in the calculation of these per share amounts since the inclusion of these equivalent shares would have diluted the loss from continuing operations.

(6) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2001 and 2002. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend to $0.08 per share. During 2003, 2002 and 2001, the Company paid cash dividends on its capital stock in the amount of $7.4 million, $6.0 million and $5.7 million, respectively. See Note L to the Consolidated Financial Statements.

(7) Diluted book value per share is calculated by dividing shareholders' equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(8) In May 2003, the Company issued $143.8 million of the 2033 Senior Notes. See "Business - Other Transactions" and Note E to the Consolidated Financial Statements.

(9) In May 2003, the Trust issued $20.0 million liquidation amount of Floating Rate Capital Securities in a private placement. See "Business - Other Transactions" and Note K to the Consolidated Financial Statements.

(10) The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company's long-term corporate debt, Company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders' equity.

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

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2004, the Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $54.0 million. The life insurance subsidiaries and SNCC may also pay additional dividends with the requisite regulatory approvals. See "Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. At December 31, 2003, the Company had $100.0 million of borrowings available to it under its revolving credit facility.

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

                             CONTRACTUAL OBLIGATIONS

                                                                               Payments Due by Period
                                                     ---------------------------------------------------------------------------
                                                                     Less than          1 -3            3 - 5        More than
                                                          Total         1 Year          Years           Years         5 Years
                                                     -------------   ---------      -------------  -------------   -------------
                                                                                 (dollars in thousands)
Corporate debt (Note E)............................  $     143,750   $        -     $           -  $           -   $     143,750
Interest on corporate debt (Note E) (1)............        340,517       11,950            23,881         23,000         281,686
Advances from Federal Home Loan Bank (Note F)......        150,000       95,000                 -              -          55,000
Interest on advances from Federal
      Home Loan Bank (Note F)......................         72,233        8,593             8,212          8,212          47,216
Company-obligated mandatorily redeemable
      capital securities of subsidiaries (Note K)..         56,050            -                 -              -          56,050
Dividends on capital securities (Note K) (2).......        110,477        4,430             8,854          8,857          88,336
Operating lease obligations (Note N)...............         54,626       12,002            21,921         18,323           2,380
                                                     -------------   ----------     -------------  -------------   -------------
      Total contractual obligations................  $     927,653   $  131,975     $      62,868  $      58,392   $     674,418
                                                     =============   ==========     =============  =============   =============

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this Form 10-K under the heading "Liquidity and Capital Resources - Asset/Liability Management and Market Risk" beginning on page 26 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 38 of this Form 10-K.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 39 of this Form 10-K.

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

      21.1  List of Subsidiaries of the Company (20)

      23.1  Consent of Ernst & Young LLP (22)

      24.1  Powers of Attorney (21)

      31.1 Certification by the Chairman of the Board, President and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(22)

      31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(22)

      32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            (22)

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

      (20)  Filed previously.

      (21) Power of Attorney of Kevin R. Brine filed herewith. (all other Powers of Attorney filed previously).

      (22)  Filed herewith.
(d) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 39 of this Form 10-K are included under Item 8 and are presented beginning on page 68 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Delphi Financial Group, Inc.

                                By:  /s/ ROBERT ROSENKRANZ
                                     -------------------------------------------
                                     Chairman of the Board, President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                              Capacity                      Date
                ----                              --------                      ----
 /s/     ROBERT ROSENKRANZ              Chairman of the Board,             November 5, 2004
-----------------------------------     President and Chief Executive
        (Robert Rosenkranz)             Officer (Principal Executive
                                        Officer)

                 *                      Director                           November 5, 2004
-----------------------------------
         (Kevin R. Brine)

                 *                      Director                           November 5, 2004
-----------------------------------
      (Lawrence E. Daurelle)

                 *                      Director                           November 5, 2004
-----------------------------------
          (Edward A. Fox)

                 *                      Director                           November 5, 2004
-----------------------------------
          (Harold F. Ilg)

                 *                      Director                           November 5, 2004
-----------------------------------
         (James N. Meehan)

                 *                      Director                           November 5, 2004
-----------------------------------
       (Philip R. O'Connor)

                 *                      Director                           November 5, 2004
-----------------------------------
        (Donald A. Sherman)

/s/    ROBERT M. SMITH, JR.             Director and Executive             November 5, 2004
-----------------------------------     Vice President
      (Robert M. Smith, Jr.)

                 *                      Vice President and                 November 5, 2004
-----------------------------------     Treasurer (Principal
        Thomas W. Burghart              Accounting and Financial
                                        Officer)

* BY: /s/    ROBERT ROSENKRANZ
      -----------------------------
             Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Year Ended December 31, 2003
                                                               -------------------------------------------------------------------
                                                                    First            Second             Third            Fourth
                                                                   Quarter          Quarter            Quarter           Quarter
                                                               -------------     -------------     -------------     -------------
Revenues excluding realized investment gains..............     $     217,466     $     224,274     $     227,401     $     236,312
Realized investment gains.................................             1,215             3,464             3,170             4,875
                                                               -------------     -------------     -------------     -------------
Total revenues............................................           218,681           227,738           230,571           241,187
Operating income..........................................            35,235            40,020            42,479            43,865
Net income................................................            22,496            24,692            24,892            26,836

Basic results per share of common stock:
   Net income ............................................     $        0.72     $        0.80     $        0.80     $        0.86
Diluted results per share of common stock:
   Net income.............................................     $        0.71     $        0.77     $        0.78     $        0.83

                                                                                   Year Ended December 31, 2002
                                                               -------------------------------------------------------------------
                                                                    First            Second             Third            Fourth
                                                                   Quarter          Quarter            Quarter           Quarter
                                                               -------------     -------------     -------------     -------------
Revenues excluding realized investment gains (losses)
   and loss on extinguishment of debt.....................     $     197,891     $     195,453     $     193,407     $     203,142
Realized investment gains (losses)........................                95               218           (10,825)          (17,957)
Loss on extinguishment of debt............................                 -              (332)                -                 -
                                                               -------------     -------------     -------------     -------------
Total revenues............................................           197,986           195,339           182,582           185,185
Operating income..........................................            31,832            31,454            20,531            14,847
Net income................................................            19,570            19,516            12,793             8,773

Basic results per share of common stock:
   Net income.............................................     $       0.63      $       0.63      $       0.41      $       0.28
Diluted results per share of common stock:
   Net income.............................................     $        0.62     $       0.61      $        0.40     $       0.27

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                      Page
                                                                                                                      ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:
      Report of Independent Auditors.............................................................................       40
      Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001...........................       41
      Consolidated Balance Sheets - December 31, 2003 and 2002...................................................       42
      Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2003, 2002 and 2001.............       43
      Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001.......................       44
      Notes to Consolidated Financial Statements.................................................................       45

Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:
      Schedule I, Summary of Investments Other Than Investments in Related Parties...............................       68
      Schedule II, Condensed Financial Information of Registrant.................................................       69
      Schedule III, Supplementary Insurance Information..........................................................       73
      Schedule IV, Reinsurance...................................................................................       74
      Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations....................       75

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

                                             /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 6, 2004

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Year Ended December 31,
                                                                    -----------------------------------
                                                                       2003        2002         2001
                                                                    ----------  ----------   ----------
Revenue:
    Premium and fee income .......................................  $  719,087  $  627,857   $  507,204
    Net investment income ........................................     186,366     162,036      157,509
    Net realized investment gains (losses) .......................      12,724     (28,469)     (70,289)
    (Loss) gain on extinguishment of debt and capital securities .           -        (332)      11,456
                                                                    ----------  ----------   ----------
                                                                       918,177     761,092      605,880
                                                                    ----------  ----------   ----------
Benefits and expenses:
    Benefits, claims and interest credited to policyholders ......     530,625     471,984      416,996
    Commissions ..................................................      52,380      43,169       39,636
    Amortization of cost of business acquired ....................      55,764      45,742       34,700
    Other operating expenses .....................................     117,809     101,533       91,729
                                                                    ----------  ----------   ----------
                                                                       756,578     662,428      583,061
                                                                    ----------  ----------   ----------

    Operating income .............................................     161,599      98,664       22,819

Interest expense:
    Corporate debt ...............................................      14,052       9,025       11,604
    Dividends on capital securities ..............................       4,035       3,356        5,808
                                                                    ----------  ----------   ----------
                                                                        18,087      12,381       17,412
                                                                    ----------  ----------   ----------

          Income before income tax expense (benefit) .............     143,512      86,283        5,407

Income tax expense (benefit) .....................................      44,596      25,631       (1,098)
                                                                    ----------  ----------   ----------

       Net income ................................................  $   98,916  $   60,652   $    6,505
                                                                    ==========  ==========   ==========

Basic results per share of common stock:
    Net income ...................................................  $     3.17  $     1.95   $     0.21

Diluted results per share of common stock:
    Net income ...................................................  $     3.09  $     1.90   $     0.21

Dividends paid per share of common stock .........................  $     0.23  $     0.20   $     0.20

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          December 31,
                                                                                    -------------------------
                                                                                       2003          2002
                                                                                    -----------   -----------
Assets:
   Investments:
       Fixed maturity securities, available for sale .............................  $ 2,862,045   $ 2,495,629
       Short-term investments ....................................................      114,752       204,890
       Other investments .........................................................      225,957       115,532
                                                                                    -----------   -----------
                                                                                      3,202,754     2,816,051
   Cash ..........................................................................       18,733        27,669
   Cost of business acquired .....................................................      183,665       168,110
   Reinsurance receivables .......................................................      409,620       392,659
   Goodwill ......................................................................       93,929        93,929
   Other assets ..................................................................      176,170       163,371
   Assets held in separate account ...............................................       92,661        73,153
                                                                                    -----------   -----------
       Total assets ..............................................................  $ 4,177,532   $ 3,734,942
                                                                                    ===========   ===========

Liabilities and Shareholders' Equity:
   Future policy benefits:
       Life ......................................................................  $   246,634   $   229,743
       Disability and accident ...................................................      439,158       390,717
   Unpaid claims and claim expenses:
       Life ......................................................................       47,395        40,627
       Disability and accident ...................................................      189,740       175,271
       Casualty ..................................................................      572,690       534,856
   Policyholder account balances .................................................      961,356       909,961
   Corporate debt ................................................................      143,750       118,139
   Advances from Federal Home Loan Bank ..........................................      150,789       207,990
   Other liabilities and policyholder funds ......................................      492,117       346,900
   Liabilities related to separate account .......................................       79,413        63,033
                                                                                    -----------   -----------
       Total liabilities .........................................................    3,323,042     3,017,237
                                                                                    -----------   -----------

   Company-obligated mandatorily redeemable capital securities of subsidiaries ...       56,050        36,050
                                                                                    -----------   -----------

   Shareholders' equity:
       Preferred Stock, $.01 par; 10,000,000 shares authorized ...................            -             -
       Class A Common Stock, $.01 par; 40,000,000 shares authorized;
           29,457,024 and 18,927,855 shares issued and outstanding, respectively .          295           189
       Class B Common Stock, $.01 par; 20,000,000 shares authorized;
           4,177,357 and 3,194,905 shares issued and outstanding, respectively ...           42            32
       Additional paid-in capital ................................................      383,573       373,356
       Accumulated other comprehensive income ....................................       52,428        30,003
       Retained earnings .........................................................      421,080       329,574
       Treasury stock, at cost; 2,560,035 and 1,505,290 shares of
           Class A Common Stock, respectively ....................................      (58,978)      (51,499)
                                                                                    -----------   -----------
           Total shareholders' equity ............................................      798,440       681,655
                                                                                    -----------   -----------
               Total liabilities and shareholders' equity ........................  $ 4,177,532   $ 3,734,942
                                                                                    ===========   ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                         Accumulated
                                                                            Other
                                          Class A  Class B  Additional  Comprehensive
                                          Common   Common     Paid-in       (Loss)      Retained    Treasury
                                           Stock    Stock     Capital       Income      Earnings      Stock      Total
                                          -------  -------  ----------  -------------  ----------  ----------  ---------
Balance, January 1, 2001...............   $   168  $   48   $ 366,834   $    (53,622)  $ 274,060   $ (49,295)  $538,193
                                                                                                               --------
Net income.............................         -       -           -              -       6,505           -      6,505
Other comprehensive income:
   Decrease in net unrealized
      depreciation on investments......         -       -           -         42,637           -           -     42,637
                                                                                                               --------
Comprehensive income...................                                                                          49,142
Issuance of stock, exercise of
    stock options and share
    conversions........................        10      (7)      2,551              -           -           -      2,554
Acquisition of treasury stock..........         -       -           -              -           -      (2,204)    (2,204)
Cash dividends.........................         -       -           -              -      (5,691)          -     (5,691)
                                          -------  ------   ---------   ------------   ---------   ---------   --------
   Balance, December 31, 2001..........   $   178  $   41   $ 369,385   $    (10,985)  $ 274,874   $ (51,499)  $581,994
                                                                                                               --------

Net income.............................         -       -           -              -      60,652           -     60,652
Other comprehensive income:
   Increase in net unrealized
        appreciation on investments....         -       -           -         44,557          -            -     44,557
   Net unrealized loss on cash
      flow hedge.......................         -       -           -         (3,290)          -           -     (3,290)
   Minimum pension liability
      adjustment.......................         -       -           -           (279)          -           -       (279)
                                                                                                               --------
Comprehensive income...................                                                                         101,640
Issuance of stock, exercise of
   stock options and share
   conversions.........................        11      (9)      3,971              -           -           -      3,973
Cash dividends.........................         -       -           -              -      (5,952)          -     (5,952)
                                          -------  ------   ---------   ------------   ---------   ---------   --------
   Balance, December 31, 2002..........   $   189  $   32   $ 373,356   $     30,003   $ 329,574   $ (51,499)  $681,655

Net income.............................         -       -           -              -      98,916           -     98,916
Other comprehensive income:
   Increase in net unrealized
      appreciation on investments......         -       -           -         26,395           -           -     26,395
    Increase in net loss on cash flow
      hedge............................         -       -           -         (4,106)          -           -     (4,106)
    Net change in minimum pension
       liability adjustment............         -       -           -            136           -           -        136
                                                                                                               --------
Comprehensive income...................                                                                         121,341
Issuance of stock, exercise of
    stock options and share
    conversions........................         8      (4)      8,865              -           -           -      8,869
Stock-based compensation...............         -       -       1,465              -           -           -      1,465
Acquisition of treasury stock..........         -       -           -              -           -      (7,479)    (7,479)
Cash dividends.........................         -       -           -              -      (7,410)          -     (7,410)
Three-for-two stock split..............        98      14        (113)             -           -           -         (1)
                                          -------  ------   ---------   ------------   ---------   ---------   --------
   Balance, December 31, 2003..........   $   295  $   42   $ 383,573   $     52,428   $ 421,080   $ (58,978)  $798,440
                                          =======  ======   =========   ============   =========   =========   ========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                        -------------------------------------
                                                                           2003          2002         2001
                                                                        -----------   -----------   ---------
Operating activities:
    Net income .......................................................  $    98,916   $    60,652   $   6,505
    Adjustments to reconcile net income to net cash provided
          by operating activities:
       Change in policy liabilities and policyholder accounts ........      177,282       107,359     105,904
       Net change in reinsurance receivables and payables ............      (21,336)       (8,599)     39,670
       Amortization, principally the cost of business acquired
          and investments ............................................       41,184        29,768      19,153
       Deferred costs of business acquired ...........................      (76,836)      (68,725)    (51,096)
       Net realized (gains) losses on investments ....................      (12,724)       28,469      70,289
       Loss (gain) on extinguishment of debt and capital securities ..            -           332     (11,456)
       Net change in trading account securities ......................       (5,821)        5,170      30,085
       Net change in federal income tax liability ....................       20,720        25,955      12,846
       Other .........................................................       16,110        28,162       6,772
                                                                        -----------   -----------   ---------
          Net cash provided by operating activities ..................      237,495       208,543     228,672
                                                                        -----------   -----------   ---------

Investing activities:
    Purchases of investments and loans made ..........................   (1,845,331)   (1,137,062)   (967,272)
    Sales of investments and receipts from repayment of loans ........    1,372,088       753,801     884,993
    Maturities of investments ........................................      147,428       183,050      87,077
    Net change in short-term investments .............................       90,373      (111,926)    (49,062)
    Business acquisitions ............................................            -             -      (2,613)
    Change in deposit in separate account ............................       (3,128)          202        (184)
                                                                        -----------   -----------   ---------
          Net cash used by investing activities ......................     (238,570)     (311,935)    (47,061)
                                                                        -----------   -----------   ---------

Financing activities:
    Deposits to policyholder accounts ................................      106,986       140,336      94,922
    Withdrawals from policyholder accounts ...........................      (88,081)      (56,104)    (62,733)
    Proceeds from issuance of 2033 Senior Notes ......................      139,222             -           -
    Borrowings under revolving credit facilities .....................       34,000        49,000     102,000
    Principal payments under revolving credit facilities .............      (71,000)      (37,000)   (227,000)
    Repayments or repurchase of other corporate debt .................      (81,150)      (19,874)    (17,284)
    Proceeds from issuance of 2003 Capital Securities ................       19,399             -           -
    Repurchase of Capital Securities .................................            -             -     (51,329)
    Change in liability for Federal Home Loan Bank advances ..........      (57,000)       45,000      13,500
    Change in liability for securities sold under agreements
       to repurchase .................................................            -             -     (29,008)
    Other financing activities .......................................      (10,237)       (1,979)     (5,341)
                                                                        -----------   -----------   ---------
          Net cash (used) provided by financing activities ...........       (7,861)      119,379    (182,273)
                                                                        -----------   -----------   ---------

(Decrease) increase in cash ..........................................       (8,936)       15,987        (662)
Cash at beginning of year ............................................       27,669        11,682      12,344
                                                                        -----------   -----------   ---------
       Cash at end of year ...........................................  $    18,733   $    27,669   $  11,682
                                                                        ===========   ===========   =========

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                                                                                        Year Ended December 31,
                                                                          -------------------------------------------------
                                                                               2003              2002              2001
                                                                          -------------     -------------     -------------
                                                                             (dollars in thousands, except per share data)
Net income, as reported............................................       $      98,916     $      60,652     $       6,505
Add: Stock-based employee compensation expense included
    in reported net income, net of related tax effects.............               1,218                 -                 -
Deduct: Stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects.....................................              (2,229)           (2,462)           (2,539)
                                                                          -------------     -------------     -------------
Pro forma net income ..............................................       $      97,905     $      58,190     $       3,966
                                                                          =============     =============     =============

Earnings  per share:
    Basic, as reported.............................................       $       3.17      $       1.95      $       0.21
    Basic, pro forma...............................................               3.14              1.87              0.13

    Diluted, as reported...........................................       $       3.09      $       1.90      $       0.21
    Diluted, pro forma.............................................               3.03              1.81              0.12

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

NOTE C - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                                         December 31, 2003
                                                               --------------------------------------------------------------------
                                                                                      Gross            Gross
                                                                 Amortized          Unrealized       Unrealized          Fair
                                                                    Cost              Gains            Losses            Value
                                                               --------------     -------------     -------------    --------------
                                                                                     (dollars in thousands)
Mortgage-backed securities.................................    $      628,987     $      16,860     $      (2,547)   $      643,300
Corporate securities.......................................         1,269,537            81,929            (9,330)        1,342,136
U.S. Treasury and other U.S. Government
    guaranteed securities..................................           380,139             5,318               (40)          385,417
Obligations of U.S. states, municipalities and
    political subdivisions.................................           472,218            21,760            (2,786)          491,192
                                                               --------------     -------------     -------------    --------------
        Total fixed maturity securities....................    $    2,750,881     $     125,867     $     (14,703)   $    2,862,045
                                                               ==============     =============     =============    ==============

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE C - INVESTMENTS - (CONTINUED)

                                                                                         December 31, 2002
                                                               --------------------------------------------------------------------
                                                                                       Gross            Gross
                                                                  Amortized         Unrealized        Unrealized          Fair
                                                                    Cost               Gains            Losses            Value
                                                               --------------     -------------     -------------    --------------
                                                                                      (dollars in thousands)
Mortgage-backed securities.................................    $      596,861     $      35,659     $      (4,187)   $      628,333
Corporate securities.......................................         1,141,540            38,267           (27,018)        1,152,789
U.S. Treasury and other U.S. Government
    guaranteed securities..................................           266,333            10,143              (493)          275,983
Obligations of U.S. states, municipalities and
    political subdivisions.................................           424,921            17,057            (3,454)          438,524
                                                               --------------     -------------     -------------    --------------
        Total fixed maturity securities....................    $    2,429,655     $     101,126     $     (35,152)   $    2,495,629
                                                               ==============     =============     =============    ==============

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                                                                     Amortized          Fair
                                                                                                       Cost             Value
                                                                                                  --------------    --------------
                                                                                                      (dollars in thousands)
Mortgage-backed securities....................................................................    $      628,987    $      643,300

Other securities:
    Less than one year........................................................................            54,544            55,296
    Greater than 1, up to 5 years.............................................................           695,609           730,584
    Greater than 5, up to 10 years............................................................           712,385           754,073
    Greater than 10 years.....................................................................           659,356           678,792
                                                                                                  --------------    --------------
        Total.................................................................................    $    2,750,881    $    2,862,045
                                                                                                  ==============    ==============

Net investment income was attributable to the following:

                                                                                               Year Ended December 31,
                                                                                 -------------------------------------------------
                                                                                      2003              2002              2001
                                                                                 -------------     -------------     -------------
                                                                                               (dollars in thousands)
Gross investment income:
   Fixed maturity securities.................................................    $     169,457     $     167,109     $     158,065
   Other.....................................................................           46,019            11,130            15,311
                                                                                 -------------     -------------     -------------
                                                                                       215,476           178,239           173,376
Less: Investment expenses....................................................           29,110            16,203            15,867
                                                                                 -------------     -------------     -------------
                                                                                 $     186,366     $     162,036     $     157,509
                                                                                 =============     =============     =============

Net realized investment gains (losses) arose from the following:

                                                                                               Year Ended December 31,
                                                                                 -------------------------------------------------
                                                                                      2003              2002              2001
                                                                                 -------------     -------------     -------------
                                                                                               (dollars in thousands)
Fixed maturity securities....................................................    $      11,857     $     (15,668)    $     (67,647)
Equity securities............................................................              867           (12,024)             (843)
Other investments............................................................                -              (777)           (1,799)
                                                                                 -------------     -------------     -------------
                                                                                 $      12,724     $     (28,469)    $     (70,289)
                                                                                 =============     =============     =============

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

                                                     Less Than 12 Months           12 Months or More                 Total
                                                 --------------------------   -------------------------    ------------------------
                                                                   Gross                       Gross                      Gross
                                                    Fair       Unrealized        Fair       Unrealized        Fair      Unrealized
                                                    Value        Losses          Value        Losses          Value       Losses
                                                 ----------   -------------   ----------   ------------    ----------  ------------
Mortgage-backed securities...................... $  196,573    $    (2,443)   $    6,183   $      (104)    $  202,756  $    (2,547)
Corporate securities                                 88,950         (1,969)       79,445        (7,361)       168,395       (9,330)
U.S. Treasury & other U.S. Government
   guaranteed securities........................    242,848            (40)            -             -        242,848          (40)
Obligations of U.S. states, municipalities
   & political subdivisions.....................     17,264           (259)       11,930        (2,527)        29,194       (2,786)
                                                 ---------- -  -----------    ----------   -----------     ----------  -----------
     Total fixed maturity securities............ $  545,635    $    (4,711)   $   97,558   $    (9,992)    $  643,193  $   (14,703)
                                                 ========== =  ===========    ==========   ===========     ==========  ===========

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

Summarized aggregate unaudited financial information for the entities in which the balances with independent investment managers have been invested is shown below:

                                                                           December 31,
                                                              --------------------------------------
                                                                   2003                   2002
                                                              ---------------        ---------------
                                                                      (dollars in thousands)
Assets  ................................................      $     7,164,143        $     2,925,280
                                                              ===============        ===============

Liabilities.............................................      $       756,054        $       410,060
Partners' capital.......................................            6,408,089              2,515,220
                                                              ---------------        ---------------
Total liabilities and partners' capital.................      $     7,164,143        $     2,925,280
                                                              ===============        ===============

Net income..............................................      $     1,525,819        $       180,722
                                                              ===============        ===============

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE D - DISABILITY, ACCIDENT AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

                                                                                      Year Ended December 31,
                                                                        -------------------------------------------------
                                                                             2003              2002              2001
                                                                        -------------     -------------     -------------
                                                                                      (dollars in thousands)
Balance at beginning of year, net of reinsurance....................    $     862,355     $     801,225     $     657,565
Add provisions for claims and claim expenses incurred, net
   of reinsurance, occurring during:
      Current year..................................................          305,463           280,657           243,306
      Prior years...................................................            6,401             1,331             6,538
                                                                        -------------     -------------     -------------
   Incurred claims and claim expenses during the current
       year, net of reinsurance.....................................          311,864           281,988           249,844
                                                                        -------------     -------------     -------------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year..................................................           69,351            71,545            56,625
      Prior years...................................................          155,848           149,313            49,559
                                                                        -------------     -------------     -------------
                                                                              225,199           220,858           106,184
                                                                        -------------     -------------     -------------
Balance at end of year, net of reinsurance..........................          949,020           862,355           801,225
Reinsurance receivables at end of year..............................          252,568           238,489           221,448
                                                                        -------------     -------------     -------------
   Balance at end of year, gross of reinsurance.....................    $   1,201,588     $   1,100,844     $   1,022,673
                                                                        =============     =============     =============

Balance Sheets:
   Future policy benefits:
      Disability and accident.......................................    $     439,158     $     390,717

   Unpaid claims and claim expenses:
      Disability and accident.......................................          189,740           175,271
      Casualty......................................................          572,690           534,856
                                                                        -------------     -------------

                                                                        $   1,201,588     $   1,100,844
                                                                        =============     =============

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

NOTE E - CORPORATE DEBT -  (CONTINUED)

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

NOTE G - INCOME TAXES

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense (benefit):

                                                           Year Ended December 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (dollars in thousands)
Federal income tax expense at statutory rate ........  $ 50,225   $ 30,199   $  1,894
Tax-exempt income and dividends received deduction ..    (6,324)    (6,206)    (5,104)
Other ...............................................       695      1,638      2,112
                                                       --------   --------   --------
                                                       $ 44,596   $ 25,631   $ (1,098)
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

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                                      December 31,
                                                                            ------------------------------
                                                                                2003              2002
                                                                            -------------     -------------
                                                                                 (dollars in thousands)
Cost of business acquired...............................................    $      62,241     $      54,777
Future policy benefits and unpaid claims and claim expenses.............           41,711            35,860
Investments.............................................................           25,708            13,110
Other...................................................................           10,116             9,302
                                                                            -------------     -------------
     Gross deferred tax liabilities.....................................          139,776           113,049
                                                                            -------------     -------------
Future policy benefits and unpaid claims and claim expenses.............           (9,551)           (8,303)
Other liabilities.......................................................           (6,570)           (6,570)
Cost of business acquired and other.....................................          (12,824)           (9,924)
Net operating loss carryforwards........................................          (13,736)          (11,261)
Minimum tax credit carryforwards........................................                -              (580)
                                                                            -------------     -------------
     Gross deferred tax assets..........................................          (42,681)          (36,638)
                                                                            -------------     -------------
     Net deferred tax liability.........................................    $      97,095     $      76,411
                                                                            =============     =============

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE G - INCOME TAXES - (CONTINUED)

Current tax expense (benefit), deferred tax expense (benefit), current tax liability (recoverable) and income taxes paid and refunded are as follows:

                                                                 As of or for the Year Ended
                                                                        December 31,
                                                     -------------------------------------------------
                                                          2003              2002              2001
                                                     -------------     -------------     -------------
                                                                   (dollars in thousands)
Current tax expense (benefit)....................    $      34,544     $      (5,579)    $      20,690
Deferred tax expense (benefit)...................           10,052            31,210           (21,788)
Current tax liability (recoverable)..............              817           (11,292)           (6,286)
Income taxes paid................................           21,800            17,765            23,074
Income tax refunds...............................                -            19,031            37,785

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

NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                                      Year Ended December 31,
                                                        -------------------------------------------------
                                                             2003              2002              2001
                                                        -------------     -------------     -------------
                                                                      (dollars in thousands)
Balance at beginning of year.......................     $      11,198     $      13,693     $      15,703
    Interest accrued...............................               189               182               287
    Amortization...................................            (2,300)           (2,677)           (2,297)
                                                        -------------     -------------     -------------
Balance at end of year.............................     $       9,087     $      11,198     $      13,693
                                                        =============     =============     =============

An estimate of the percentage of the December 31, 2003 PVFP balance to be amortized over each of the next five years is as follows: 2004 - 23.2%, 2005 - 23.3%, 2006 - 23.4%, 2007 - 17.5% and 2008 - 2.6%.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE I - GOODWILL - (CONTINUED)

The following table provides a reconciliation of reported net income to adjusted net income and the related earnings per share data for the year ended December 31, 2001 as if the provisions of SFAS No. 142 related to goodwill had been adopted as of January 1, 2001 (dollars in thousands, except per share data):

                                                                                       2001
                                                                                   ------------
Net income, as reported.....................................................       $      6,505
Add back: goodwill amortization.............................................              3,198
                                                                                   ------------
    Adjusted net income.....................................................       $      9,703
                                                                                   ============

Basic results per share of common stock:
    Net income, as reported.................................................       $       0.21
    Add back: goodwill amortization.........................................               0.10
                                                                                   ------------
        Adjusted net income ................................................       $       0.31
                                                                                   ============

Diluted results per share of common stock:
    Net income, as reported.................................................       $       0.21
    Add back: goodwill amortization.........................................               0.10
                                                                                   ------------
        Adjusted net income ................................................       $       0.31
                                                                                   ============

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                                    December 31,
                                                       --------------------------------------------------------------------
                                                                     2003                                2002
                                                       --------------------------------    --------------------------------
                                                         Carrying              Fair            Carrying           Fair
                                                           Value               Value             Value            Value
                                                       --------------    --------------    --------------    --------------
                                                                               (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale....   $    2,862,045    $    2,862,045    $    2,495,629    $    2,495,629
   Short-term investments...........................          114,752           114,752           204,890           204,890
   Other investments................................          225,957           225,957           115,532           115,532
   Assets held in separate account..................           92,661            92,661            73,153            73,153

Liabilities:
   Policyholder account balances....................          896,526           888,183           847,125           852,227
   Corporate debt...................................          143,750           153,123           118,139           120,094
   Advances from Federal Home Loan Bank.............          150,789           167,014           207,990           228,847
   Liabilities related to separate account..........           79,413            79,413            63,033            63,033

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE K - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARIES - (CONTINUED)

On May 15, 2003, Delphi Financial Statutory Trust I (the "Trust"), a recently - created Connecticut statutory trust and wholly owned subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures").

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

The following table provides a reconciliation of beginning and ending shares:

                                                                                      Year Ended December 31,
                                                                         -------------------------------------------------
                                                                              2003              2002              2001
                                                                         -------------    --------------     -------------
                                                                                       (shares in thousands)
Class A Common Stock:
   Beginning balance.................................................           18,928            17,763            16,845
       Issuance of stock, exercise of stock options and
           conversion of shares......................................              710             1,165               918
       Three-for-two stock split.....................................            9,819                 -                 -
                                                                         -------------     -------------     -------------
         Ending balance..............................................           29,457            18,928            17,763
                                                                         =============     =============     =============
Class B Common Stock:
   Beginning balance.................................................            3,195             4,133             4,839
       Conversion of shares..........................................             (410)             (938)             (706)
       Three-for-two stock split.....................................            1,392                 -                 -
                                                                         -------------     -------------     -------------
           Ending balance............................................            4,177             3,195             4,133
                                                                         =============     =============     =============
Class A Treasury Stock:
   Beginning balance.................................................            1,505             1,505             1,435
       Acquisition of treasury stock.................................              202                 -                70
       Three-for-two stock split.....................................              853                 -                 -
                                                                         --------------    -------------     -------------
       Ending balance................................................            2,560             1,505             1,505
                                                                         =============     =============     =============

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive (loss) income are as follows:




                                                                        Net
                                                                     Unrealized
                                                                    Appreciation
                                                                   (Depreciation)        Net           Minimum
                                                                    on Available       Loss on         Pension
                                                                      for Sale        Cash Flow       Liability
                                                                     Securities         Hedge         Adjustment        Total
                                                                   -------------    -------------   -------------   ------------
                                                                                        (dollars in thousands)
Balance, January 1, 2001......................................     $     (53,622)   $           -   $           -   $     (53,622)
                                                                   -------------    -------------   -------------   -------------

Unrealized depreciation on available for sale securities (1)..            (1,886)               -               -          (1,886)
Reclassification adjustment for losses included in
    net income (2)............................................            44,523                -               -          44,523
                                                                   -------------    -------------   -------------   -------------
Net change in unrealized depreciation on
    investments...............................................            42,637                -               -          42,637
                                                                   -------------    -------------   -------------   -------------
        Balance, December 31, 2001............................     $     (10,985)   $           -   $           -   $     (10,985)
                                                                   -------------    -------------   -------------   -------------

Unrealized appreciation on available for sale securities (1)..            26,556                -               -          26,556
Reclassification adjustment for losses included in net
    income (2)................................................            18,001                -               -          18,001
                                                                   -------------    -------------   -------------   -------------
Net change in unrealized appreciation on
    investments...............................................            44,557                -               -          44,557
Net unrealized loss on cash flow hedge (3)....................                 -           (3,290)              -          (3,290)
Minimum pension liability adjustment (4)......................                 -                -            (279)           (279)
                                                                   -------------    -------------   -------------   -------------
        Balance, December 31, 2002............................     $      33,572    $      (3,290)  $        (279)  $      30,003
                                                                   -------------    -------------   -------------   -------------

Unrealized appreciation on available for sale securities (1)..            35,186                -               -          35,186
Reclassification adjustment for gains included in net
    income (2)................................................            (8,791)               -               -          (8,791)
                                                                   -------------    -------------   -------------   -------------
Net change in unrealized appreciation on
    investments...............................................            26,395                -               -          26,395
                                                                                                                    -------------
Net loss on cash flow hedge(3)................................                 -           (5,671)              -          (5,671)
Reclassification adjustment for losses included
    in net income(5)..........................................                 -            1,565               -           1,565
                                                                                    -------------                   -------------
Increase in net loss on cash flow hedge.......................                 -           (4,106)              -          (4,106)
                                                                                                                    -------------
Net change in minimum pension liability adjustment (4)........                 -                -             136             136
                                                                   -------------    -------------   -------------   -------------
        Balance, December 31, 2003............................     $      59,967    $      (7,396)  $        (143)  $      52,428
                                                                   =============    =============   =============   =============

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

Option activity with respect to the above plans was as follows:

                                                                               Year Ended December 31,
                                                       ----------------------------------------------------------------------
                                                                2003                     2002                     2001
                                                       ----------------------   ---------------------   ---------------------
                                                         Number       Average     Number      Average    Number       Average
                                                           of        Exercise      of        Exercise      of        Exercise
                                                         Options       Price     Options       Price     Options       Price
                                                       -----------   --------   ----------   --------   ----------   --------
Options outstanding, beginning of year...........       3,765,159    $ 21.69     3,827,609   $  21.45    3,871,425   $ 21.55
   Options granted...............................       1,250,050      28.73       114,615      27.14      226,191     23.67
   Options forfeited.............................         (39,419)     26.41       (41,308)     25.26     (195,024)    24.01
   Options expired...............................          (5,961)     37.58       (31,368)     22.54      (51,310)    28.65
   Options exercised.............................        (286,762)     18.39      (104,389)     17.13      (23,673)    22.83
                                                       ----------               ----------              ----------
Options outstanding, end of year.................       4,683,067      23.70     3,765,159      21.69    3,827,609     21.45
                                                       ==========               ==========              ==========

Exercisable options, end of year.................       3,140,626      21.91     3,152,793      21.55    2,942,022     21.33

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE O - STOCK OPTIONS - (CONTINUED)

Information about options outstanding at December 31, 2003 was as follows:

                                             Outstanding                         Exercisable
                               ---------------------------------------    -----------------------
                                 Number        Average        Average       Number       Average
      Range of                     of         Remaining      Exercise         of         Exercise
   Exercise Prices              Options         Life           Price        Options       Price
---------------------          ----------     ---------     ----------    ----------    ---------
$ 0.00 - $ 9.06.......            183,276          1.4      $     8.83       183,276    $    8.83
$14.47 - $21.55.......          2,087,713          5.3           19.84     1,886,357        19.81
$22.00 - $32.53.......          2,387,223          7.4           28.07     1,050,306        27.66
$34.42 - $37.58.......             24,855          5.3           37.05        20,687        37.58
                               ----------     --------     -----------    ----------    ---------
                                4,683,067          6.2      $    23.70     3,140,626    $   21.91
                               ==========     ========      ==========    ==========    =========

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

Activity with respect to the outstanding SIG Options was as follows:

                                                                          Year Ended December 31,
                                        --------------------------------------------------------------------------------------
                                                     2003                          2002                        2001
                                        ----------------------------  ---------------------------- ---------------------------
                                           Number        Equivalent      Number       Equivalent       Number       Equivalent
                                           of SIG          Class A       of SIG         Class A        of SIG         Class A
                                           Options         Shares        Options        Shares         Options        Shares
                                        -------------    ----------   ------------    -----------  -------------    ----------
SIG Options - beginning of year.......      696,154        232,500      1,223,606        396,933      1,895,352       581,317
 Options exercised....................     (334,560)       104,707       (511,261)       172,779       (671,746)      234,300
 Options expired......................       (4,415)             -        (16,191)             -              -             -
                                           --------                     ---------                     ---------
SIG Options - end of year.............      357,179        107,045        696,154        232,500      1,223,606       396,933
                                           ========                     =========                     =========

Exercisable SIG Options - end of year.      301,493         91,360        475,976        163,996        649,719       210,766

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE P - COMPUTATION OF RESULTS PER SHARE

                                                                                              Year Ended December 31,
                                                                                      --------------------------------------
                                                                                         2003          2002          2001
                                                                                      ----------    ----------    ----------
                                                                                              (dollars in thousands,
                                                                                              except per share data)
Numerator:
    Net income..................................................................      $  98,916     $   60,652    $   6,505
                                                                                      =========     ==========    =========

Denominator (restated to reflect the 3-for-2 common stock split):...............
    Weighted average common shares outstanding..................................         31,208         31,139       30,848
       Effect of dilutive securities............................................            815            748          781
                                                                                      ---------     ----------   ----------
    Weighted average common shares outstanding, assuming dilution...............         32,023         31,887       31,629
                                                                                      =========     ==========   ==========
Basic results per share of common stock:
       Net income...............................................................      $    3.17     $     1.95   $     0.21
                                                                                      =========     ==========   ==========

Diluted results per share of common stock:
       Net income...............................................................      $    3.09     $     1.90   $     0.21
                                                                                      =========     ==========   ==========

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

NOTE Q - REINSURANCE - (CONTINUED)

A summary of reinsurance activity follows:

                                                                                           Year Ended December 31,
                                                                               ----------------------------------------------
                                                                                   2003             2002             2001
                                                                               -------------    -------------   -------------
                                                                                           (dollars in thousands)
Premium income assumed..................................................       $      16,660    $     38,172    $      23,099
Premium income ceded....................................................             100,678         109,198          126,698
Benefits, claims and interest credited ceded............................             132,788         134,875          150,885

NOTE R - SEGMENT INFORMATION

                                                                                          Year Ended December 31,
                                                                            -------------------------------------------------
                                                                                 2003              2002              2001
                                                                            -------------     -------------     -------------
                                                                                          (dollars in thousands)
Revenues:
    Group employee benefit products.....................................    $     796,374     $     698,396     $     570,852
    Asset accumulation products.........................................           82,555            70,109            72,746
    Other (1)...........................................................           26,524            21,388            21,115
                                                                            -------------     -------------     -------------
                                                                                  905,453           789,893           664,713
    Net realized investment gains (losses)..............................           12,724           (28,469)          (70,289)
    (Loss) gain on extinguishment of debt and capital securities........                -              (332)           11,456
                                                                            -------------     -------------     -------------
                                                                            $     918,177     $     761,092     $     605,880
                                                                            =============     =============     =============
Operating income(2)(4):
    Group employee benefit products.....................................    $     140,118     $     122,726     $      72,961
    Asset accumulation products.........................................           16,569            10,129            13,434
    Other (1)...........................................................           (7,812)           (5,390)           (4,743)
                                                                            -------------     -------------     -------------
                                                                                  148,875           127,465            81,652
    Net realized investment gains (losses)..............................           12,724           (28,469)          (70,289)
    (Loss) gain on extinguishment of debt and capital securities........                -              (332)           11,456
                                                                            -------------     -------------     -------------
                                                                            $     161,599     $      98,664     $      22,819
                                                                            =============     =============     =============
Net investment income(3):
    Group employee benefit products.....................................    $     100,338     $      89,897     $      82,858
    Asset accumulation products.........................................           78,397            67,464            69,658
    Other (1)...........................................................            7,631             4,675             4,993
                                                                            -------------     -------------     -------------
                                                                            $     186,366     $     162,036     $     157,509
                                                                            =============     =============     =============

Amortization of cost of business required:
    Group employee benefit products.....................................    $      51,100     $      41,608     $      30,415
    Asset accumulation products.........................................            4,664             4,134             4,285
                                                                            -------------     -------------     -------------
                                                                            $      55,764     $      45,742     $      34,700
                                                                            =============     =============     =============

Segment assets(3):
    Group employee benefit products.....................................    $   2,391,010     $   2,101,836     $   1,882,009
    Asset accumulation products.........................................        1,661,860         1,496,343         1,326,428
    Other(1)............................................................          124,662           136,763           127,709
                                                                            -------------     -------------     -------------
                                                                            $   4,177,532     $   3,734,942     $   3,336,146
                                                                            =============     =============     =============

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

                                                                                                                    Amount
                                                                                                                   Shown in
                                                                         Amortized              Fair                Balance
Type of Investment                                                         Cost                 Value                Sheet
------------------                                                    ---------------     ----------------     ---------------
Fixed maturity securities available for sale:

   U.S. Government backed mortgage-backed securities..........        $       374,559     $        382,495     $       382,495
   Other mortgage-backed securities...........................                254,428              260,805             260,805
   U.S. Treasury and other U.S. Government
       guaranteed securities..................................                380,139              385,417             385,417
   Obligations of U.S. states, municipalities and
       political subdivisions.................................                472,218              491,192             491,192
   Corporate securities.......................................              1,269,537            1,342,136           1,342,136
                                                                      ---------------     ----------------     ---------------
       Total fixed maturity securities........................              2,750,881            2,862,045           2,862,045
                                                                      ---------------     ----------------     ---------------

Equity securities:
   Common stocks..............................................                 21,361               22,091              22,091
   Non-redeemable preferred stocks............................                 13,168               14,403              14,403
                                                                      ---------------     ----------------     ---------------
       Total equity securities................................                 34,529               36,494              36,494
                                                                      ---------------     ----------------     ---------------

Short-term investments........................................                114,752              114,752             114,752
Other investments.............................................                186,286              189,463             189,463
                                                                      ---------------     ----------------     ---------------
       Total investments......................................        $     3,086,448     $      3,202,754     $     3,202,754
                                                                      ===============     ================     ===============

                                                                     SCHEDULE II

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          December 31,
                                                                                  -------------------------
                                                                                      2003          2002
                                                                                  -----------   -----------
Assets:
   Fixed maturity securities, available for sale ...............................  $    12,898   $         -
   Short-term investments ......................................................       14,749         4,107
   Other invested assets .......................................................        1,260           181
   Investment in operating subsidiaries ........................................      977,654       831,150
   Investment in investment subsidiaries .......................................       22,322        53,646
   Investment in subsidiaries holding junior subordinated debt of the Company ..        3,712         3,093
   Cash ........................................................................          587           641
   Amounts due from subsidiaries ...............................................       22,168             -
   Other assets ................................................................       31,972        24,007
                                                                                  -----------   -----------
       Total assets ............................................................  $ 1,087,322   $   916,825
                                                                                  ===========   ===========

Liabilities:
   Corporate debt ..............................................................  $   143,750   $   109,111
   Junior subordinated debentures payable to subsidiaries ......................       59,762        39,143
   Amounts due to subsidiaries .................................................            -        10,597
   Other liabilities ...........................................................       85,370        76,319
                                                                                  -----------   -----------
                                                                                      288,882       235,170
                                                                                  -----------   -----------

Shareholders' Equity:
   Class A Common Stock ........................................................          295           189
   Class B Common Stock ........................................................           42            32
   Additional paid-in capital ..................................................      383,573       373,356
   Accumulated other comprehensive income ......................................       52,428        30,003
   Retained earnings ...........................................................      421,080       329,574
   Treasury stock ..............................................................      (58,978)      (51,499)
                                                                                  -----------   -----------
                                                                                      798,440       681,655
                                                                                  -----------   -----------
       Total liabilities and shareholders' equity ..............................  $ 1,087,322   $   916,825
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
                             (DOLLARS IN THOUSANDS)

                                                                                         Year Ended December 31,
                                                                           -------------------------------------------------
                                                                                2003              2002              2001
                                                                           -------------     -------------     -------------
Revenue:
   Equity in undistributed earnings of subsidiaries....................    $     124,155     $      91,303     $       5,116
   Dividends from operating subsidiaries...............................            2,600            13,800            31,600
   Dividends from investment subsidiaries..............................           47,340                 -                 -
   Dividends from subsidiaries holding junior subordinated debt
      of the Company...................................................              309               288               288
   Other (loss) income.................................................           (5,498)           (1,653)              136
   Realized investment gains (losses)..................................            1,375               200           (21,853)
   (Loss) gain on extinguishment of debt...............................                -              (332)           11,456
                                                                           -------------     -------------     -------------
                                                                                 170,281           103,606            26,743
                                                                           -------------     -------------     -------------
Expenses:
   Operating expenses..................................................            6,958             2,598             1,436
   Interest expense....................................................           19,811            14,725            19,900
                                                                           -------------     -------------     -------------
                                                                                  26,769            17,323            21,336
                                                                           -------------     -------------     -------------

       Income  before income tax expense (benefit) ....................          143,512            86,283             5,407

Income tax expense (benefit)...........................................           44,596            25,631            (1,098)
                                                                           -------------     -------------     -------------
       Net income......................................................    $      98,916     $      60,652     $       6,505
                                                                           =============     =============     =============

                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         Year Ended December 31,
                                                                          -------------------------------------------------
                                                                               2003              2002              2001
                                                                          -------------     -------------     -------------
Operating activities:
   Net income........................................................     $      98,916     $      60,652     $       6,505
   Adjustments to reconcile net income to net cash
           provided by operating activities:
       Equity in undistributed earnings of subsidiaries..............           (69,765)          (63,915)           (6,316)
       Change in other assets and other liabilities..................             2,022           (29,153)            3,341
       Change in current and deferred income taxes...................            10,984            15,995             8,275
       Amortization, principally of investments and debt
            issuance costs...........................................             1,103              (290)              868
       Net realized (gains) losses on investments....................            (1,375)             (200)           21,853
       Loss (gain) on extinguishment of debt.........................                 -               332           (11,456)
       Change in amounts due from/to subsidiaries....................           (32,765)           18,134           148,444
                                                                          -------------     -------------     -------------
           Net cash provided by operating activities.................             9,120             1,555           171,514
                                                                          -------------     -------------     -------------

Investing activities:
   Purchases of investments and loans made...........................           (58,523)          (14,348)           (1,195)
   Sales of investments and receipts from repayment of loans.........            45,624                 -            35,378
   Maturities of investments.........................................             2,379            15,024               400
   Net change in short-term investments..............................           (10,637)             (742)           (3,354)
   Purchases of investments in subsidiaries..........................           (20,002)                -            (2,613)
                                                                          -------------     -------------     -------------
   Net cash (used) provided by investing activities..................           (41,159)              (66)           28,616
                                                                          -------------     -------------     -------------

Financing activities:
   Proceeds from issuance of 2033 Senior Notes.......................           139,222                 -                 -
   Proceeds from issuance of 2003 Junior Debentures..................            20,018                 -                 -
   Borrowings under revolving credit facilities......................            34,000            49,000           102,000
   Principal payments under revolving credit facilities..............           (71,000)          (37,000)         (227,000)
   Repayments or repurchase of other corporate debt..................           (72,150)          (10,874)           (8,284)
   Repurchase of junior subordinated debentures payable to
       Delphi Funding  L.L.C.........................................                 -                 -           (51,329)
   Change in liability for securities sold under agreements to
       repurchase....................................................                                   -           (10,571)
   Other financing activities........................................           (18,105)           (1,979)           (5,341)
                                                                          -------------     -------------     -------------
           Net cash provided (used) by financing activities..........            31,985              (853)         (200,525)
                                                                          -------------     -------------     -------------

(Decrease) increase in cash..........................................               (54)              636              (395)
Cash at beginning of year............................................               641                 5               400
                                                                          -------------     -------------     -------------
       Cash at end of year...........................................     $         587     $         641     $           5
                                                                          =============     =============     =============

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

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                         Future Policy
                                                                         Benefits and
                                                          Cost of        Unpaid Claim                        Policyholder
                                                         Business          and Claim          Unearned          Account
                                                         Acquired           Expenses          Premiums          Balances
                                                         --------           --------          --------          --------
2003
Group employee benefits products.................     $     148,990     $   1,339,382     $      74,067     $           -
Asset accumulation products......................            34,675            74,801                 -           929,922
Other............................................                 -            81,434                 -            31,434
                                                      -------------     -------------     -------------     -------------
    Total........................................     $     183,665     $   1,495,617     $      74,067     $     961,356
                                                      =============     =============     =============     =============

2002
Group employee benefits products.................     $     130,050     $   1,214,399     $      48,171     $           -
Asset accumulation products......................            38,060            72,043                 -           878,820
Other............................................                 -            84,772                 -            31,141
                                                      -------------     -------------     -------------     -------------
    Total........................................     $     168,110     $   1,371,214     $      48,171     $     909,961
                                                      =============     =============     =============     =============

2001
Group employee benefits products.................     $     113,554     $   1,122,338     $      44,655     $           -
Asset accumulation products......................            55,340            70,003                 -           786,214
Other............................................                 -            87,311                 -            31,329
                                                      -------------     -------------     -------------     -------------
    Total........................................     $     168,894     $   1,279,652     $      44,655     $     817,543
                                                      =============     =============     =============     =============

                                                                                   Benefits,
                                                                                  Claims and        Amortization
                                                 Premium             Net           Interest          of Cost of          Other
                                                 and Fee         Investment       Credited to         Business         Operating
                                               Income (1)        Income (2)      Policyholders        Acquired        Expenses (3)
                                             -------------     -------------     -------------     -------------     -------------
2003
Group employee benefits products........     $     696,036     $     100,338     $     474,747     $      51,100     $     130,409
Asset accumulation products.............             4,158            78,397            54,841             4,664             6,481
Other...................................            18,893             7,631             1,037                 -            33,299
                                             -------------     -------------     -------------     -------------     -------------
    Total...............................     $     719,087     $     186,366     $     530,625     $      55,764     $     170,189
                                             =============     =============     =============     =============     =============

2002
Group employee benefits products........     $     608,499     $      89,897     $     420,992     $      41,608     $     113,070
Asset accumulation products.............             2,645            67,464            49,464             4,134             6,382
Other...................................            16,713             4,675             1,528                 -            25,250
                                             -------------     -------------     -------------     -------------     -------------
    Total...............................     $     627,857     $     162,036     $     471,984     $      45,742     $     144,702
                                             =============     =============     =============     =============     =============

2001
Group employee benefits products........     $     487,994     $      82,858     $     365,811     $      30,415     $     101,665
Asset accumulation products.............             3,088            69,658            49,455             4,285             5,572
Other...................................            16,122             4,993             1,730                 -            24,128
                                             -------------     -------------     -------------     -------------     -------------
    Total...............................     $     507,204     $     157,509     $     416,996     $      34,700     $     131,365
                                             =============     =============     =============     =============     =============

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

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                                        Percentage
                                                                Ceded to             Assumed                             of Amount
                                               Gross              Other            from Other             Net             Assumed
                                              Amount            Companies           Companies           Amount            to Net
                                         ----------------   ----------------    ---------------    ----------------   -------------
Life insurance in force as of
    December 31, 2003.................   $    110,759,243   $     11,017,535    $        34,150    $     99,775,858           - %
                                         ================   ================    ===============    ================

Year ended December 31, 2003:
    Premium and fee income:
       Life insurance and annuity  ...   $        274,892   $         27,100    $         1,122    $        248,914           - %
       Accident and health insurance..            334,989             55,988              1,601             280,602           1 %
       Casualty insurance.............            177,118             17,590             14,007             173,535           8 %
       Other..........................             16,036                  -                  -              16,036
                                         ----------------   ----------------    ---------------    ----------------
Total premium and fee income..........   $        803,035   $        100,678    $        16,730    $        719,087
                                         ================   ================    ===============    ================

Life insurance in force as of
    December 31, 2002.................   $     95,624,554   $      7,219,005    $        36,403    $     88,441,952           - %
                                         ================   ================    ===============    ================

Year ended December 31, 2002:
    Premium and fee income:
       Life insurance and annuity  ...   $        238,020   $         24,364         $    1,029    $        214,685           - %
       Accident and health insurance..            292,323             48,725              2,146             245,744           1 %
       Casualty insurance.............            153,654             36,109             35,179             152,724          23 %
       Other..........................             14,704                  -                  -              14,704
                                         ----------------   ----------------    ---------------    ----------------
Total premium and fee income..........   $        698,701   $        109,198    $        38,354    $        627,857
                                         ================   ================    ===============    ================


Life insurance in force as of
    December 31, 2001.................   $     79,302,191   $      6,077,095    $        38,101    $     73,263,197           - %
                                         ================   ================    ===============    ================

Year ended December 31, 2001:
    Premium and fee income:
       Life insurance and annuity ....   $        194,851   $         21,828    $         3,420    $        176,443           2 %
       Accident and health insurance..            251,132             44,597              9,317             215,852           4 %
       Casualty insurance.............            150,684             60,273             10,362             100,773          10 %
       Other..........................             14,136                  -                  -              14,136
                                         ----------------   ----------------    ---------------    ----------------
Total premium and fee income..........   $        610,803   $        126,698    $        23,099    $        507,204
                                         ================   ================    ===============    ================

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                                 2003                   2002
                                                                          ------------------     ------------------
Deferred policy acquisition costs.................................           $      9,828           $       6,999

Reserves for unpaid claims and claim expenses (1).................                572,690                 534,856

Discount, if any, deducted from above (2).........................                265,100                 241,688

Unearned premiums.................................................                 67,649                  43,904

                                                                                  Year Ended December 31,
                                                             ----------------------------------------------------------------
                                                                    2003                   2002                   2001
                                                             ------------------     ------------------     ------------------
Earned premiums..........................................      $     173,535           $    152,724           $     100,773

Net investment income....................................             42,614                 42,602                  38,641

Claims and claim expenses incurred related to:
    Current year (1).....................................             82,372                 82,197                  73,782
    Prior years (3)......................................             20,541                 15,869                  13,896

Amortization of deferred policy acquisition costs........             22,272                 16,190                   8,094

Paid claims and claim adjustment expenses (4)............             62,400                 72,869                 (23,758)

Net premiums written.....................................            194,752                162,559                 105,511

-----------------

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