Form 10-Q/A
period 2004-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2004-11-05
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                             (302) 478-5142                          13-3427277
---------------------             -------------------------------        -------------------------------
(State or other jurisdiction of   (Registrant's telephone number,        (I.R.S. Employer Identification
incorporation or organization)          including area code)                         Number)

 1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware           19899
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

         Yes   X                                           No
             -----                                            ----

                 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes   X                                           No
             -----                                            ----

  As of April 30, 2004, the Registrant had 27,281,426 shares of Class A Common
        Stock and 4,177,357 shares of Class B Common Stock outstanding.

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2004 as filed on May 7, 2004. The purpose of this amendment is to delete from Management's Discussion and Analysis of Financial Condition and Results of Operations certain financial measures which are considered to be non-GAAP financial measures pursuant to Item 10 of Regulation S-K. The amendment also reflects non-substantive, formatting changes which were made in light of the deletions. This amendment does not change the Company's current or past reported earnings or financial statements and the Company has not updated or modified the disclosures therein to reflect any subsequent events.

                          DELPHI FINANCIAL GROUP, INC.
                                   FORM 10-Q/A
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                       Page
PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Consolidated Statements of Income for the Three
             Months Ended March 31, 2004 and 2003.....................  3

          Consolidated Balance Sheets at March 31, 2004 and
             December 31, 2003........................................  4

          Consolidated Statements of Shareholders' Equity for the
             Three Months Ended March 31, 2004 and 2003...............  5

          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2004 and 2003...............  6

          Notes to Consolidated Financial Statements..................  7

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K...................  19

          Signatures..................................................  19

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  2004           2003
                                                               --------        --------
Revenue:
  Premium and fee income ..................................    $200,710        $171,761
  Net investment income ...................................      52,543          45,705
  Net realized investment gains ...........................       5,221           1,215
                                                               --------        --------
                                                                258,474         218,681
                                                               --------        --------
Benefits and expenses:
  Benefits, claims and interest credited to policyholders..     150,102         130,414
  Commissions .............................................      13,423          11,989
  Amortization of cost of business acquired ...............      14,651          12,337
  Other operating expenses ................................      31,701          28,706
                                                               --------        --------
                                                                209,877         183,446
                                                               --------        --------
    Operating income ......................................      48,597          35,235

Interest expense:
  Corporate debt ..........................................       3,436           2,269
  Junior subordinated deferrable interest debentures ......       1,105             839
                                                               --------        --------
                                                                  4,541           3,108
                                                               --------        --------
    Income before income tax expense ......................      44,056          32,127

Income tax expense ........................................      13,435           9,631
                                                               --------        --------

    Net income ............................................    $ 30,621        $ 22,496
                                                               ========        ========
Basic results per share of common stock:
  Net income ..............................................    $   0.97        $   0.72

Diluted results per share of common stock:
  Net income ..............................................    $   0.94        $   0.71

Dividends paid per share of common stock ..................    $   0.08        $   0.05


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      March 31,          December 31,
                                                                                        2004                2003
                                                                                     -----------         -----------
Assets:
  Investments:
    Fixed maturity securities, available for sale .................................  $ 2,925,126         $ 2,862,045
    Short-term investments ........................................................      110,001             114,752
    Other investments .............................................................      278,996             225,957
                                                                                     -----------         -----------
                                                                                       3,314,123           3,202,754
  Cash ............................................................................       23,375              18,733
  Cost of business acquired .......................................................      183,682             183,665
  Reinsurance receivables .........................................................      401,434             409,620
  Goodwill ........................................................................       93,929              93,929
  Securities lending collateral ...................................................      187,820                  --
  Other assets ....................................................................      203,186             176,170
  Assets held in separate account .................................................       84,139              92,661
                                                                                     -----------         -----------
    Total assets ..................................................................  $ 4,491,688         $ 4,177,532
                                                                                     ===========         ===========

Liabilities and Shareholders' Equity:
  Future policy benefits:
    Life ..........................................................................  $   252,387         $   246,634
    Disability and accident .......................................................      452,579             439,158
  Unpaid claims and claim expenses:

    Life ..........................................................................       44,179              47,395
    Disability and accident .......................................................      196,895             189,740
    Casualty ......................................................................      569,180             572,690
  Policyholder account balances ...................................................      972,845             961,356
  Corporate debt ..................................................................      154,750             143,750
  Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
    securities issued by unconsolidated subsidiaries ..............................       59,762                  --
  Securities lending payable ......................................................      187,820                  --
  Other liabilities and policyholder funds ........................................      662,073             642,906
  Liabilities related to separate account .........................................       84,139              79,413
                                                                                     -----------         -----------
    Total liabilities .............................................................    3,636,609           3,323,042
                                                                                     -----------         -----------

  Company-obligated mandatorily redeemable capital securities of subsidiaries .....           --              56,050
                                                                                     -----------         -----------

  Shareholders' equity:
    Preferred Stock, $.01 par; 10,000,000 shares authorized .......................           --                  --
    Class A Common Stock, $.01 par; 40,000,000 shares authorized;
      29,818,083 and 29,457,024 shares issued and outstanding, respectively .......          298                 295
    Class B Common Stock, $.01 par; 20,000,000 shares authorized;
      4,177,357 shares issued and outstanding .....................................           42                  42
    Additional paid-in capital ....................................................      396,141             383,573
    Accumulated other comprehensive income ........................................       68,372              52,428
    Retained earnings .............................................................      449,204             421,080
    Treasury stock, at cost; 2,560,035 shares of Class A Common Stock .............      (58,978)            (58,978)
                                                                                     -----------         -----------
      Total shareholders' equity ..................................................      855,079             798,440
                                                                                     -----------         -----------
         Total liabilities and shareholders' equity ...............................  $ 4,491,688         $ 4,177,532
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Accumulated
                                      Class A      Class B     Additional    Other
                                      Common        Common      Paid-in   Comprehensive   Retained      Treasury
                                       Stock        Stock       Capital      Income       Earnings        Stock         Total
                                     ---------    ---------    ---------- -------------   ---------     ---------     ---------
Balance, January 1, 2003 ..........  $     189    $      32    $ 373,356    $  30,003     $ 329,574     $ (51,499)    $ 681,655
                                                                                                                      ---------
Net income ........................         --           --           --           --        22,496            --        22,496
Other comprehensive income:
  Decrease in net unrealized
   appreciation on investments ....         --           --           --       (3,024)           --            --        (3,024)
  Increase in net unrealized
   loss on cash flow hedge ........         --           --           --         (774)           --            --          (774)
                                                                                                                      ---------
Comprehensive income ..............         --           --           --           --            --            --        18,698
Issuance of stock and exercise of
  stock options ...................         --           --          533           --            --            --           533
Acquisition of treasury stock .....         --           --           --           --            --        (7,479)       (7,479)
Cash dividends ....................         --           --           --           --        (1,651)           --        (1,651)
                                     ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance, March 31, 2003 ...........  $     189    $      32    $ 373,889    $  26,205     $ 350,419     $ (58,978)    $ 691,756
                                     =========    =========    =========    =========     =========     =========     =========

Balance, January 1, 2004 ..........  $     295    $      42    $ 383,573    $  52,428     $ 421,080     $ (58,978)    $ 798,440
                                                                                                                      ---------

Net income ........................         --           --           --           --        30,621            --        30,621
Other comprehensive income:
  Increase in net unrealized
   appreciation on investments ....         --           --           --       15,748            --            --        15,748
  Decrease in net loss
   on cash flow hedge .............         --           --           --          196            --            --           196
                                                                                                                      ---------
Comprehensive income ..............     46,565
Issuance of stock and exercise of
  stock options ...................          3           --       12,022           --            --            --        12,025
Stock based compensation ..........         --           --          546           --            --            --           546
Cash dividends ....................         --           --           --           --        (2,497)           --        (2,497)
                                     ---------    ---------    ---------    ---------     ---------     ---------     ---------
Balance, March 31, 2004 ...........  $     298    $      42    $ 396,141    $  68,372     $ 449,204     $ (58,978)    $ 855,079
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                   2004            2003
                                                                ---------       ---------
Operating activities:
  Net income ................................................   $  30,621       $  22,496
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Change in policy liabilities and policyholder accounts ..      53,665          60,689
    Net change in reinsurance receivables and payables ......      13,330           1,865
    Amortization, principally the cost of business acquired
       and investments ......................................       6,094           5,353
    Deferred costs of business acquired .....................     (25,331)        (22,860)
    Net realized gains on investments .......................      (5,221)         (1,215)
    Net change in trading account securities ................       3,852          (3,422)
    Net change in federal income tax liability ..............      15,374           9,605
    Other ...................................................     (29,030)        (31,191)
                                                                ---------       ---------
      Net cash provided by operating activities .............      63,354          41,320
                                                                ---------       ---------

Investing activities:
  Purchases of investments and loans made ...................    (612,501)       (337,577)
  Sales of investments and receipts from repayment
       of loans .............................................     509,625         286,852
  Maturities of investments .................................      38,976          38,793
  Net change in short-term investments ......................       4,751         (10,519)
  Change in deposit in separate account .....................        (762)           (324)
                                                                ---------       ---------
      Net cash used by investing activities .................     (59,911)        (22,775)
                                                                ---------       ---------

Financing activities:
  Deposits to policyholder accounts .........................      30,704          24,788
  Withdrawals from policyholder accounts ....................     (21,618)        (19,245)
  Borrowings under revolving credit facility ................      11,000          14,000
  Principal payments under revolving credit facility ........          --          (4,000)
  Change in liability for Federal Home Loan Bank advances ...     (25,000)             --
  Other financing activities ................................       6,113          (8,597)
                                                                ---------       ---------
      Net cash provided by financing activities .............       1,199           6,946
                                                                ---------       ---------

Increase in cash ............................................       4,642          25,491
Cash at beginning of period .................................      18,733          27,669
                                                                ---------       ---------
      Cash at end of period .................................   $  23,375       $  53,160
                                                                =========       =========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K/A for the year ended December 31, 2003.

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

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ---------------------------
                                                                        2004             2003
                                                                     ----------       ----------
Net income, as reported ..........................................   $   30,621       $   22,496
Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects ............          644               --
Deduct: Stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects ....................................         (705)            (459)
                                                                     ----------       ----------
Pro forma net income .............................................   $   30,560       $   22,037
                                                                     ==========       ==========

Earnings per share:
   Basic, as reported ............................................   $     0.97       $     0.72
   Basic, pro forma ..............................................         0.96             0.71

   Diluted, as reported ..........................................   $     0.94       $     0.71
   Diluted, pro forma ............................................         0.93             0.69

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE D - SEGMENT INFORMATION

                                         Three Months Ended
                                              March 31,
                                       -------------------------
                                          2004           2003
                                       ---------       ---------
                                         (dollars in thousands)
Revenues:
  Group employee benefit products ..   $ 225,035       $ 192,014
  Asset accumulation products ......      20,560          20,384
  Other (1) ........................       7,658           5,068
                                       ---------       ---------
                                         253,253         217,466
  Net realized investment gains ....       5,221           1,215
                                       ---------       ---------
                                       $ 258,474       $ 218,681
                                       =========       =========

Operating income:

  Group employee benefit products ..   $  39,487       $  33,476
  Asset accumulation products ......       5,137           3,665
  Other (1) ........................      (1,248)         (3,121)
                                       ---------       ---------
                                          43,376          34,020
  Net realized investment gains ....       5,221           1,215
                                       ---------       ---------
                                       $  48,597       $  35,235
                                       =========       =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K/A for the year ended December 31, 2003. Total comprehensive income was $46.6 million and $18.7 million for the first three months of 2004 and 2003, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on December 22, 2003. The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                       Three Months Ended
                                                                           March 31,
                                                                      -------      -------
                                                                       2004         2003
                                                                      -------      -------
Numerator:
  Net income ......................................................   $30,621      $22,496
                                                                      =======      =======

Denominator:
  Weighted average common shares outstanding ......................    31,691       31,235
   Effect of dilutive securities ..................................     1,015          586
                                                                      -------      -------
  Weighted average common shares outstanding, assuming dilution ...    32,706       31,821
                                                                      =======      =======

Basic results per share of common stock:

  Net income ......................................................   $  0.97      $  0.72

Diluted results per share of common stock:

  Net income ......................................................   $  0.94      $  0.71


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

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K/A for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K/A for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's annual report on Form 10-K/A for the year ended December 31, 2003 under the caption "Critical Accounting Policies" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause actual results to ultimately differ materially from those described below can be found below under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Filed previously.)

10.2 Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Filed previously.)

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


                                    DELPHI FINANCIAL GROUP, INC. (Registrant)


                                    /s/ ROBERT ROSENKRANZ
                                    -------------------------------------------
                                    Robert Rosenkranz
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ THOMAS W. BURGHART
                                    -------------------------------------------
                                    Thomas W. Burghart
                                    Vice President and Treasurer
                                    (Principal Accounting and Financial Officer)


Date: November 5, 2004