Form 10-Q/A
period 2004-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2004-11-05
CIK 859139

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

Commission File Number 001-11462
                       ---------

                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                           (302) 478-5142                           13-3427277
-------------------------------      -------------------------------         -------------------------------
(State or other jurisdiction of      (Registrant's telephone number,         (I.R.S. Employer Identification
incorporation or organization)             including area code)                          Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                19899
------------------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                                (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

         Yes  X                                           No
            -----                                            ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes  X                                           No
            -----                                            ------


  As of July 31, 2004, the Registrant had 27,401,599 shares of Class A Common
        Stock and 4,177,357 shares of Class B Common Stock outstanding.

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004 as filed on August 6, 2004. The purpose of this amendment is to delete from Management's Discussion and Analysis of Financial Condition and Results of Operations certain financial measures which are considered to be non-GAAP financial measures pursuant to Item 10 of Regulation S-K. The amendment also reflects non-substantive, formatting changes which were made in light of the deletions. This amendment does not change the Company's current or past reported earnings or financial statements and the Company has not updated or modified the disclosures therein to reflect any subsequent events.

                          DELPHI FINANCIAL GROUP, INC.
                                   FORM 10-Q/A
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 2004 and 2003......................  3

          Consolidated Balance Sheets at June 30, 2004 and
             December 31, 2003........................................  4

          Consolidated Statements of Shareholders' Equity for the
             Six Months Ended June 30, 2004 and 2003..................  5

          Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2004 and 2003..................  6

          Notes to Consolidated Financial Statements..................  7

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.................................. 20

          Item 4.  Submission of Matters to a
                   Vote of Security Holders........................... 20

          Item 6.  Exhibits and Reports on Form 8-K................... 20

          Signatures.................................................. 21

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                               ----------------------      ----------------------
                                                                 2004          2003          2004          2003
                                                               --------      --------      --------      --------
Revenue:
  Premium and fee income ....................................  $207,049      $174,920      $407,759      $346,681
  Net investment income .....................................    48,705        49,354       101,248        95,059
  Net realized investment gains .............................     1,941         3,464         7,162         4,679
                                                               --------      --------      --------      --------
                                                                257,695       227,738       516,169       446,419
                                                               --------      --------      --------      --------
Benefits and expenses:
  Benefits, claims and interest credited to policyholders ...   153,570       130,213       303,672       260,627
  Commissions ...............................................    14,568        13,281        27,991        25,270
  Amortization of cost of business acquired .................    14,749        13,612        29,400        25,949
  Other operating expenses ..................................    31,536        30,612        63,237        59,318
                                                               --------      --------      --------      --------
                                                                214,423       187,718       424,300       371,164
                                                               --------      --------      --------      --------

    Operating income ........................................    43,272        40,020        91,869        75,255

Interest expense:
  Corporate debt ............................................     3,475         3,535         6,911         5,804
  Junior subordinated deferrable interest debentures ........     1,106           977         2,211         1,816
                                                               --------      --------      --------      --------
                                                                  4,581         4,512         9,122         7,620
                                                               --------      --------      --------      --------

    Income before income tax expense ........................    38,691        35,508        82,747        67,635

Income tax expense ..........................................    11,558        10,816        24,993        20,447
                                                               --------      --------      --------      --------

    Net income ..............................................  $ 27,133      $ 24,692      $ 57,754      $ 47,188
                                                               ========      ========      ========      ========

Basic results per share of common stock:

  Net income ................................................  $   0.85      $   0.80      $   1.82      $   1.52

Diluted results per share of common stock:

  Net income ................................................  $   0.82      $   0.77      $   1.76      $   1.48

Dividends paid per share of common stock ....................  $   0.08      $   0.05      $   0.16      $   0.10


                See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    June 30,         December 31,
                                                                                      2004              2003
                                                                                   -----------       -----------
Assets:
  Investments:
    Fixed maturity securities, available for sale ...............................  $ 2,899,675       $ 2,862,045
    Short-term investments ......................................................      103,713           114,752
    Other investments ...........................................................      327,169           225,957
                                                                                   -----------       -----------
                                                                                     3,330,557         3,202,754
  Cash ..........................................................................       28,932            18,733
  Cost of business acquired .....................................................      216,477           183,665
  Reinsurance receivables .......................................................      409,629           409,620
  Goodwill ......................................................................       93,929            93,929
  Securities lending collateral .................................................      222,338                --
  Other assets ..................................................................      206,969           176,170
  Assets held in separate account ...............................................       85,500            92,661
                                                                                   -----------       -----------
    Total assets ................................................................  $ 4,594,331       $ 4,177,532
                                                                                   ===========       ===========

Liabilities and Shareholders' Equity:
  Future policy benefits:
    Life ........................................................................  $   260,311       $   246,634
    Disability and accident .....................................................      462,588           439,158
  Unpaid claims and claim expenses:

    Life ........................................................................       42,195            47,395
    Disability and accident .....................................................      201,550           189,740
    Casualty ....................................................................      597,338           572,690
  Policyholder account balances .................................................      995,421           961,356
  Corporate debt ................................................................      165,750           143,750
  Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
    securities issued by unconsolidated subsidiaries ............................       59,762                --
  Securities lending payable ....................................................      222,338                --
  Other liabilities and policyholder funds ......................................      666,553           642,906
  Liabilities related to separate account .......................................       85,500            79,413
                                                                                   -----------       -----------
    Total liabilities ...........................................................    3,759,306         3,323,042
                                                                                   -----------       -----------

  Company-obligated mandatorily redeemable capital securities of subsidiaries ...           --            56,050
                                                                                   -----------       -----------

  Shareholders' equity:
    Preferred Stock, $.01 par; 10,000,000 shares authorized .....................           --                --
    Class A Common Stock, $.01 par; 40,000,000 shares authorized;
      29,931,078 and 29,457,024 shares issued and outstanding, respectively .....          299               295
    Class B Common Stock, $.01 par; 20,000,000 shares authorized;
      4,177,357 shares issued and outstanding ...................................           42                42
    Additional paid-in capital ..................................................      400,147           383,573
    Accumulated other comprehensive income ......................................       19,697            52,428
    Retained earnings ...........................................................      473,818           421,080
    Treasury stock, at cost; 2,560,035 shares of Class A Common Stock ...........      (58,978)          (58,978)
                                                                                   -----------       -----------
      Total shareholders' equity ................................................      835,025           798,440
                                                                                   -----------       -----------
         Total liabilities and shareholders' equity .............................  $ 4,594,331       $ 4,177,532
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Accumulated
                                         Class A   Class B    Additional     Other
                                         Common    Common       Paid-in   Comprehensive    Retained      Treasury
                                          Stock     Stock       Capital      Income        Earnings        Stock         Total
                                         -------   -------    ----------  -------------   ---------      --------      ---------
Balance, January 1, 2003 ..............  $   189     $ 32      $373,356     $ 30,003      $ 329,574      $(51,499)     $ 681,655
                                                                                                                       ---------

Net income ............................       --       --            --           --         47,188            --         47,188
Other comprehensive income:
  Increase in net unrealized
   appreciation on investments ........       --       --            --       31,987             --            --         31,987
  Increase in net loss on
   cash flow hedge ....................       --       --            --       (4,499)            --            --         (4,499)
                                                                                                                       ---------
Comprehensive income ..................                                                                                   74,676

Issuance of stock, exercise of stock
  options and share conversions .......        3       (2)        1,802           --             --            --          1,803
Stock-based compensation ..............       --       --           431           --             --            --            431
Acquisition of treasury stock .........       --       --            --           --             --        (7,479)        (7,479)
Cash dividends ........................       --       --            --           --         (3,289)           --         (3,289)
                                         -------     ----      --------     --------      ---------      --------      ---------
Balance, June 30, 2003 ................  $   192     $ 30      $375,589     $ 57,491      $ 373,473      $(58,978)     $ 747,797
                                         =======     ====      ========     ========      =========      ========      =========

Balance, January 1, 2004 ..............  $   295     $ 42      $383,573     $ 52,428      $ 421,080      $(58,978)     $ 798,440
                                                                                                                       ---------

Net income ............................       --       --            --           --         57,754            --         57,754
Other comprehensive income:
  Decrease in net unrealized
   appreciation on investments ........       --       --            --      (33,123)            --            --        (33,123)
  Decrease in net loss on
    cash flow hedge ...................       --       --            --          392             --            --            392
                                                                                                                       ---------
Comprehensive income ..................                                                                                   25,023

Issuance of stock, exercise of stock
  options and share conversions .......        4       --        15,237           --             --            --         15,241
Stock-based compensation ..............       --       --         1,337           --             --            --          1,337
Cash dividends ........................       --       --            --           --         (5,016)           --         (5,016)
                                         -------     ----      --------     --------      ---------      --------      ---------
Balance, June 30, 2004 ................  $   299     $ 42      $400,147     $ 19,697      $ 473,818      $(58,978)     $ 835,025
                                         =======     ====      ========     ========      =========      ========      =========



                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                   2004            2003
                                                                                -----------      ---------
Operating activities:
  Net income .................................................................  $    57,754      $  47,188
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Change in policy liabilities and policyholder accounts ...................       82,345         88,172
    Net change in reinsurance receivables and payables .......................          424         (3,965)
    Amortization, principally the cost of business acquired and investments ..       19,689         14,134
    Deferred costs of business acquired ......................................      (42,861)       (39,320)
    Net realized gains on investments ........................................       (7,162)        (4,679)
    Net change in trading account securities .................................        4,049         (5,513)
    Net change in federal income tax liability ...............................       14,447          9,382
    Other ....................................................................      (16,200)       (13,864)
                                                                                -----------      ---------
      Net cash provided by operating activities ..............................      112,485         91,535
                                                                                -----------      ---------

Investing activities:
  Purchases of investments and loans made ....................................   (1,079,209)      (755,971)
  Sales of investments and receipts from repayment of loans ..................      846,283        514,257
  Maturities of investments ..................................................       83,530        100,640
  Net change in short-term investments .......................................       11,039        (14,289)
  Change in deposit in separate account ......................................       (2,432)        (3,841)
                                                                                -----------      ---------
      Net cash used by investing activities ..................................     (140,789)      (159,204)
                                                                                -----------      ---------

Financing activities:
  Deposits to policyholder accounts ..........................................       73,316         56,078
  Withdrawals from policyholder accounts .....................................      (43,304)       (41,743)
  Proceeds from issuance of 2033 Senior Notes ................................           --        139,222
  Borrowings under revolving credit facility .................................       27,000         28,000
  Principal payments under revolving credit facility .........................       (5,000)       (65,000)
  Repayments or repurchase of other corporate debt ...........................           --        (14,650)
  Proceeds from issuance of 2003 Capital Securities ..........................           --         19,399
  Change in liability for Federal Home Loan Bank advances ....................      (20,000)       (35,000)
  Other financing activities .................................................        6,491        (21,049)
                                                                                -----------      ---------
      Net cash provided by financing activities ..............................       38,503         65,257
                                                                                -----------      ---------

Increase (decrease) in cash ..................................................       10,199         (2,412)
Cash at beginning of period ..................................................       18,733         27,669
                                                                                -----------      ---------
    Cash at end of period ....................................................  $    28,932      $  25,257
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

                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                    June 30,
                                                                   -------------------------     -------------------------
                                                                      2004           2003            2004          2003
                                                                   ----------     ----------     ----------     ----------
                                                                       (dollars in thousands, except per share data)
Net income, as reported .......................................... $   27,133     $   24,692     $   57,754     $   47,188
Add:  Stock-based employee compensation expense included
  in reported net income, net of related tax effects .............        566            352          1,076            352
Deduct: Stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects ....................................       (752)          (505)        (1,457)          (960)
                                                                   ----------     ----------     ----------     ----------
Pro forma net income ............................................. $   26,947     $   24,539     $   57,373     $   46,580
                                                                   ==========     ==========     ==========     ==========

Earnings per share:
Basic, as reported ............................................... $     0.85     $     0.80     $     1.82     $     1.52
Basic, pro forma .................................................       0.84           0.79           1.80           1.50

Diluted, as reported ............................................. $     0.82     $     0.77     $     1.76     $     1.48
Diluted, pro forma ...............................................       0.81           0.76           1.74           1.45

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE D - SEGMENT INFORMATION

                                         Three Months Ended                Six Months Ended
                                               June 30,                         June 30,
                                       -------------------------       -------------------------
                                         2004             2003            2004           2003
                                       ---------       ---------       ---------       ---------
                                                       (dollars in thousands)
Revenues:
  Group employee benefit products ..   $ 228,295       $ 194,819       $ 453,330       $ 386,833
  Asset accumulation products ......      19,562          22,076          40,122          42,460
  Other (1) ........................       7,897           7,379          15,555          12,447
                                       ---------       ---------       ---------       ---------
                                         255,754         224,274         509,007         441,740
  Net realized investment gains ....       1,941           3,464           7,162           4,679
                                       ---------       ---------       ---------       ---------
                                       $ 257,695       $ 227,738       $ 516,169       $ 446,419
                                       =========       =========       =========       =========
Operating income:
  Group employee benefit products ..   $  39,396       $  33,477       $  78,883       $  66,953
  Asset accumulation products ......       3,766           5,522           8,903           9,187
  Other (1) ........................      (1,831)         (2,443)         (3,079)         (5,564)
                                       ---------       ---------       ---------       ---------
                                          41,331          36,556          84,707          70,576
  Net realized investment gains ....       1,941           3,464           7,162           4,679
                                       ---------       ---------       ---------       ---------
                                       $  43,272       $  40,020       $  91,869       $  75,255
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on December 22, 2003. The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                      Three Months Ended         Six Months Ended
                                                                            June 30,                  June 30,
                                                                     --------------------      --------------------
                                                                       2004         2003         2004         2003
                                                                     -------      -------      -------      -------
                                                                      (dollars in thousands, except per share data)
Numerator:
  Net income .....................................................   $27,133      $24,692      $57,754      $47,188
                                                                     =======      =======      =======      =======

Denominator:
  Weighted average common shares outstanding .....................    31,931       31,053       31,811       31,145
   Effect of dilutive securities .................................       999          816        1,007          700
                                                                     -------      -------      -------      -------
  Weighted average common shares outstanding, assuming dilution ..    32,930       31,869       32,818       31,845
                                                                     =======      =======      =======      =======

Basic results per share of common stock:

Net income .......................................................   $  0.85      $  0.80      $  1.82      $  1.52

Diluted results per share of common stock:

Net income .......................................................   $  0.82      $  0.77      $  1.76      $  1.48

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

            The voting results for all matters at the meeting were as follows:

            1)    Election of Directors

                                                   VOTES
                                         -------------------------
                                                          Withhold
                                            For          Authority
                                         ----------      ---------
            Class A Director:
               Donald A. Sherman .....   22,888,270      1,424,000
            Directors:
               Robert Rosenkranz .....   49,951,003      1,454,450
               Lawrence E. Daurelle ..   49,988,353      1,417,100
               Edward A. Fox .........   49,929,639      1,475,814
               Van D. Greenfield .....   50,371,054      1,034,399
               Harold F. Ilg .........   49,937,139      1,468,314
               James N. Meehan .......   49,988,353      1,417,100
               Philip R. O'Connor ....   50,312,940      1,092,513
               Robert M. Smith, Jr ...   49,988,353      1,417,100

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  Stock Option Award Agreement, dated May 19, 2004, for Lawrence
                  E. Daurelle. (Filed previously.)

            10.2 Reliance Standard Life Insurance Company Management Incentive Compensation Plan (Filed previously.)

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