Form 10-Q
period 2004-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2004-11-09
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                      (302) 478-5142                      13-3427277
-------------------------------   ------------------------------   -------------------------------
(State or other jurisdiction of   (Registrant's telephone number,  (I.R.S. Employer Identification
incorporation or organization)          including area code)                    Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware                 19899
-------------------------------------------------------------------------               ---------
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

                   Yes [X]          No [ ]

 As of October 31, 2004, the Registrant had 27,770,771 shares of Class A Common
        Stock and 3,914,181 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2004 and 2003............................................   3

         Consolidated Balance Sheets at September 30, 2004 and
             December 31, 2003...................................................................   4

         Consolidated Statements of Shareholders' Equity for the
             Nine Months Ended September 30, 2004 and 2003.......................................   5

         Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2004 and 2003.......................................   6

         Notes to Consolidated Financial Statements..............................................   7

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................  11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................  21

         Item 6.  Exhibits.......................................................................  21

         Signatures..............................................................................  21

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                 2004            2003           2004            2003
                                                              -----------    -----------     -----------    -----------
Revenue:
   Premium and fee income..................................   $   210,292    $   181,211     $   618,051    $   527,892
   Net investment income...................................        48,220         46,190         149,468        141,249
   Net realized investment gains...........................         1,433          3,170           8,595          7,849
                                                              -----------    -----------     -----------    -----------
                                                                  259,945        230,571         776,114        676,990
                                                              -----------    -----------     -----------    -----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders.       152,312        133,567         455,984        394,194
   Commissions.............................................        15,607         12,625          43,598         37,895
   Amortization of cost of business acquired...............        16,721         13,790          46,121         39,739
   Other operating expenses................................        31,199         28,110          94,436         87,428
                                                              -----------    -----------     -----------    -----------
                                                                  215,839        188,092         640,139        559,256
                                                              -----------    -----------     -----------    -----------
      Operating income.....................................        44,106         42,479         135,975        117,734
Interest expense:
   Corporate debt..........................................         3,548          4,809          10,459         10,613
   Junior subordinated deferrable interest debentures......         1,124          1,111           3,335          2,927
                                                              -----------    -----------     -----------    -----------
                                                                    4,672          5,920          13,794         13,540
                                                              -----------    -----------     -----------    -----------

      Income before income tax expense....................         39,434         36,559         122,181        104,194

Income tax expense.........................................         7,255         11,667          32,248         32,114
                                                              -----------    -----------     -----------    -----------

      Net income...........................................   $    32,179    $    24,892     $    89,933    $    72,080
                                                              ===========    ===========     ===========    ===========
Basic results per share of common stock:
   Net income..............................................   $      1.00    $      0.80     $      2.82    $      2.31

Diluted results per share of common stock:
   Net income..............................................   $      0.98    $      0.78     $      2.74    $      2.26

Dividends paid per share of common stock...................   $      0.08    $      0.05     $      0.24    $      0.15

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    September 30,   December 31,
                                                                                        2004            2003
                                                                                    ------------    ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale .............................    $  3,018,289    $  2,862,045
      Short-term investments ....................................................          93,120         114,752
      Other investments .........................................................         387,712         225,957
                                                                                     ------------    ------------
                                                                                        3,499,121       3,202,754
   Cash .........................................................................          24,339          18,733
   Cost of business acquired ....................................................         214,337         183,665
   Reinsurance receivables ......................................................         415,236         409,620
   Goodwill .....................................................................          93,929          93,929
   Securities lending collateral ................................................         264,703               -
   Other assets .................................................................         223,872         176,170
   Assets held in separate account ..............................................          82,723          92,661
                                                                                     ------------    ------------
      Total assets ..............................................................    $  4,818,260    $  4,177,532
                                                                                     ============    ============

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ......................................................................    $    261,322    $    246,634
      Disability and accident ...................................................         477,341         439,158
   Unpaid claims and claim expenses:
      Life ......................................................................          45,355          47,395
      Disability and accident ...................................................         204,932         189,740
      Casualty ..................................................................         608,513         572,690
   Policyholder account balances ................................................       1,020,379         961,356
   Corporate debt ...............................................................         170,750         143,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries ..........................          59,762               -
   Securities lending payable ...................................................         264,703               -
   Other liabilities and policyholder funds .....................................         720,708         642,906
   Liabilities related to separate account ......................................          82,723          79,413
                                                                                     ------------    ------------
      Total liabilities .........................................................       3,916,488       3,323,042
                                                                                     ------------    ------------

   Company-obligated mandatorily redeemable capital securities of subsidiaries...               -          56,050
                                                                                     ------------    ------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ...................               -               -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         30,310,229 and 29,457,024 shares issued and outstanding, respectively...             303             295
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,914,181 and 4,177,357 shares issued and outstanding, respectively ....              39              42
      Additional paid-in capital ................................................         404,021         383,573
      Accumulated other comprehensive income ....................................          53,253          52,428
      Retained earnings .........................................................         503,470         421,080
      Treasury stock, at cost; 2,573,211 and 2,560,035 shares of Class A
         Common Stock, respectively .............................................         (59,314)        (58,978)
                                                                                     ------------    ------------
         Total shareholders' equity .............................................         901,772         798,440
                                                                                     ------------    ------------
             Total liabilities and shareholders' equity .........................    $  4,818,260    $  4,177,532
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Accumulated
                                        Class A     Class B    Additional       Other
                                         Common      Common     Paid-in    Comprehensive   Retained   Treasury
                                         Stock       Stock      Capital       Income       Earnings     Stock       Total
                                       ---------   ---------   ---------      ------       ---------  ---------   ---------
Balance, January 1, 2003.............  $     189   $      32    $ 373,356     $   30,003   $ 329,574  $ (51,499)  $ 681,655
                                                                                                                  ---------
Net income...........................          -           -            -              -      72,080          -      72,080
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments.....          -           -            -         22,582           -          -      22,582
   Increase in net loss on cash
     flow hedge......................          -           -            -         (4,303)          -          -      (4,303)
                                                                                                                  ---------
Comprehensive income.................                                                                                90,359
Issuance of stock, exercise of stock
   options and share conversions.....          6          (4)       5,497              -           -          -       5,499
Stock-based compensation.............          -           -          847              -           -          -         847
Acquisition of treasury stock........          -           -            -              -           -     (7,479)     (7,479)
Cash dividends.......................          -           -            -              -      (4,934)         -      (4,934)
                                       ---------   ---------    ---------     ----------   ---------  ---------   ---------

Balance, September 30, 2003..........  $     195   $      28    $ 379,700     $   48,282   $ 396,720  $ (58,978)  $ 765,947
                                       =========   =========    =========     ==========   =========  =========   =========

Balance, January 1, 2004.............  $     295   $      42    $ 383,573     $   52,428   $ 421,080  $ (58,978)  $ 798,440
                                                                                                                  ---------
Net income...........................          -           -            -              -      89,933          -      89,933
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments.....          -           -            -            236           -          -         236
   Decrease in net loss on cash
     flow hedge......................          -           -            -            589           -          -         589
                                                                                                                  ---------
Comprehensive income.................                                                                                90,758
Issuance of stock, exercise of stock
   options and share conversions.....          8          (3)      18,532              -           -          -      18,537
Stock-based compensation.............          -           -        1,916              -           -          -       1,916
Acquisition of treasury stock........          -           -            -              -           -       (336)       (336)
Cash dividends.......................          -           -            -              -      (7,543)         -      (7,543)
                                       ---------   ---------    ---------     ----------   ---------  ---------   ---------

Balance, September 30, 2004..........  $     303   $      39    $ 404,021     $   53,253   $ 503,470  $ (59,314)  $ 901,772
                                       =========   =========    =========     ==========   =========  =========   =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                       2004           2003
                                                                                    -----------     -----------
Operating activities:
   Net income ..................................................................    $    89,933    $    72,080
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts ...................        145,556        149,683
      Net change in reinsurance receivables and payables .......................         (1,422)       (11,146)
      Amortization, principally the cost of business acquired and investments...         33,087         26,165
      Deferred costs of business acquired ......................................        (66,814)       (60,032)
      Net realized gains on investments ........................................         (8,595)        (7,849)
      Net change in trading account securities .................................        (11,985)          (273)
      Net change in federal income tax liability ...............................         17,635         15,574
      Other ....................................................................        (31,022)       (14,475)
                                                                                    -----------    -----------
        Net cash provided by operating activities ..............................        166,373        169,727
                                                                                    -----------    -----------
Investing activities:
   Purchases of investments and loans made .....................................     (1,524,817)    (1,278,092)
   Sales of investments and receipts from repayment of loans ...................      1,109,869        935,868
   Maturities of investments ...................................................        167,555        114,330
   Net change in short-term investments ........................................         21,632        (17,804)
   Change in deposit in separate account .......................................         (2,440)        (2,267)
                                                                                    -----------    -----------
        Net cash used by investing activities ..................................       (228,201)      (247,965)
                                                                                    -----------    -----------
Financing activities:
   Deposits to policyholder accounts ...........................................        114,830         82,385
   Withdrawals from policyholder accounts ......................................        (66,332)       (59,618)
   Proceeds from issuance of 2033 Senior Notes .................................              -        139,222
   Borrowings under revolving credit facility ..................................         32,000         28,000
   Principal payments under revolving credit facility ..........................         (5,000)       (65,000)
   Repayments or repurchase of other corporate debt ............................              -        (14,650)
   Proceeds from issuance of 2003 Capital Securities ...........................              -         19,399
   Change in liability for Federal Home Loan Bank advances .....................        (15,000)       (47,000)
   Other financing activities ..................................................          6,936        (18,998)
                                                                                    -----------    -----------
        Net cash provided by financing activities ..............................         67,434         63,740
                                                                                    -----------    -----------

Increase (decrease) in cash ....................................................          5,606        (14,498)
Cash at beginning of period ....................................................         18,733         27,669
                                                                                    -----------    -----------
      Cash at end of period ....................................................    $    24,339    $    13,171
                                                                                    ===========    ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K/A for the year ended December 31, 2003.

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

                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30,           September 30,
                                                                         ---------------------    --------------------
                                                                           2004        2003          2004        2003
                                                                         ---------   ---------    ---------   --------
                                                                          (dollars in thousands, except per share data)
Net income, as reported..............................................    $  32,179   $  24,892    $  89,933   $  72,080
Add:  Stock-based employee compensation expense included
   in reported net income, net of related tax effects................          581         439        1,657         791
Deduct:  Stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects.......................................         (764)       (680)      (2,221)     (1,640)
                                                                         ---------   ---------    ---------   ---------
Pro forma net income.................................................    $  31,996   $  24,651    $  89,369   $  71,231
                                                                         =========   =========    =========   =========
Earnings per share:
Basic, as reported...................................................    $    1.00   $    0.80    $    2.82   $    2.31
Basic,   pro forma...................................................         1.00        0.79         2.80        2.29

Diluted, as reported.................................................    $    0.98   $    0.78    $    2.74   $    2.26
Diluted, pro forma...................................................         0.96        0.76         2.70        2.22

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Accounting Changes

Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Prior to adoption of SOP No. 03-1, the Company was required to report the aggregate of all separate account assets as a single caption on its balance sheet, which was titled "Assets held in separate account." Under the provisions of SOP No. 03-1, the Company is required to allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At September 30, 2004, the Company's proportionate interest in the separate account's assets was $15.7 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 did not have a material effect on the financial position or results of operations of the Company.

The Company adopted revised Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as of March 31, 2004. The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at September 30, 2004, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets. The adoption of revised FIN 46 did not have a material effect on the Company's financial position, results of operations or ability to comply with its debt covenants.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the guidance provided in EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments," as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are accounted for using the cost method specified in APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The new guidance for determining whether an impairment in value of a security is other-than-temporary was scheduled to become effective for reporting periods beginning after June 15, 2004. In September 2004, however, the FASB issued FASB Staff Position EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the effective date for the impairment recognition and measurement guidance of EITF Issue 03-1 until certain implementation issues are addressed. The FASB is expected to issue finalized guidance in December 2004. Pending a final resolution by the FASB, the Company, as required, will continue to apply existing authoritative literature with respect to the recognition of losses related to the other-than-temporary impairment of securities. In the absence of such final resolution, the Company is unable to determine the impact, if any, that the impairment provisions of EITF Issue 03-1 will have on the Company's consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE B - INVESTMENTS

At September 30, 2004, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,018.3 million and an amortized cost of $2,917.8 million. At December 31, 2003, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $2,862.0 million and an amortized cost of $2,750.9 million.

The summarized aggregate unaudited net income for the entities in which the Company's balances with independent investment managers have been invested was $632.4 million and $1,411.9 million for the first nine months of 2004 and 2003, respectively, and $(0.3) million and $249.3 million for the third quarters of 2004 and 2003, respectively.

NOTE C - SECURITIES LENDING

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. Accordingly, such securities are included in invested assets. The Company obtains collateral for such loans at approximately 102% of the market value of a loaned security. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. The collateral is deposited by the borrower with, and held by, such agent. Cash collateral is invested by such agent to generate additional income according to specified guidelines. The securities lending collateral is reported as an asset with a corresponding liability reflected for the obligation to return the collateral. At September 30, 2004, the Company had securities on loan with a market value of $259.5 million and cash collateral of $264.7 million.

NOTE D - INCOME TAXES

The Company files a "life/non-life" consolidated federal tax return, pursuant to an election made with the Company's 2001 tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The non-life subgroup includes DFG, SNCC, FRSLIC, SFIC and the non-insurance subsidiaries of the Company. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company's income tax returns. The Company's federal tax returns are routinely audited by the Internal Revenue Service ("IRS"). During the third quarter of 2004, the Company's income taxes payable was reduced by $4.6 million from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This accrual reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated.

NOTE E - SEGMENT INFORMATION

                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                          ----------------------    ----------------------
                                            2004         2003         2004         2003
                                          ---------    ---------    ---------    ---------
                                                       (dollars in thousands)
Revenues:
   Group employee benefit products...     $ 230,856    $ 201,015    $ 684,186    $ 587,848
   Asset accumulation products.......        20,170       19,569       60,292       62,029
   Other (1).........................         7,486        6,817       23,041       19,264
                                          ---------    ---------    ---------    ---------
                                            258,512      227,401      767,519      669,141

   Net realized investment gains.....         1,433        3,170        8,595        7,849
                                          ---------    ---------    ---------    ---------
                                          $ 259,945    $ 230,571    $ 776,114    $ 676,990
                                          =========    =========    =========    =========
Operating income:
   Group employee benefit products...     $  39,768    $  35,668    $ 118,651    $ 102,621
   Asset accumulation products.......         5,047        3,667       13,950       12,854
   Other (1).........................        (2,142)         (26)      (5,221)      (5,590)
                                          ---------    ---------    ---------    ---------
                                             42,673       39,309      127,380      109,885

   Net realized investment gains.....         1,433        3,170        8,595        7,849
                                          ---------    ---------    ---------    ---------
                                          $  44,106    $  42,479    $ 135,975    $ 117,734
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K/A for the year ended December 31, 2003. Total comprehensive income was $90.8 million and $90.4 million for the first nine months of 2004 and 2003, respectively, and $65.7 million and $15.7 million for the third quarters of 2004 and 2003, respectively.

NOTE G - COMPUTATION OF RESULTS PER SHARE

Prior period results per share and applicable share amounts have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on December 22, 2003. The following table sets forth the calculation of basic and diluted results per share:

                                                                          Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                        -----------------------   -----------------------
                                                                           2004         2003         2004         2003
                                                                        ----------   ----------   ----------   ----------
                                                                          (dollars in thousands, except per share data)
Numerator:
   Net income .....................................................     $   32,179   $   24,892   $   89,933   $   72,080
                                                                        ==========   ==========   ==========   ==========

Denominator:
   Weighted average common shares outstanding .....................         32,028       31,181       31,883       31,157
     Effect of dilutive securities ................................            971          924          995          774
                                                                        ----------   ----------   ----------   ----------
   Weighted average common shares outstanding, assuming dilution...         32,999       32,105       32,878       31,931
                                                                        ==========   ==========   ==========   ==========

Basic results per share of common stock:
Net income ........................................................     $     1.00   $     0.80   $     2.82   $     2.31

Diluted results per share of common stock:
Net income ........................................................     $     0.98   $     0.78   $     2.74   $     2.26

NOTE H - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's consolidated financial position. Incident to its discontinued products, the Company has been a party to two separate arbitrations arising out of two separate accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. During the second quarter of 2004, the Company, along with other former participants, reached a settlement resolving the matters in dispute in one of these arbitrations. The Company increased its reserves relating to the reinsurance business in dispute in the settled arbitration by a total of $5.5 million during the first nine months of 2004. At issue in the remaining arbitration, among other things, is whether certain reinsurance risks were validly ceded to the Company. The hearing in such arbitration is scheduled to be held in the second quarter of 2005. While management believes that the Company has substantial legal grounds for avoiding the reinsurance risks at issue or obtaining other relief, it is not at this time possible to predict the ultimate outcome of this arbitration, nor is it feasible to provide reasonable ranges of potential losses. In the opinion of management, the arbitration, when ultimately resolved, will not have a material adverse effect on the Company's consolidated financial position.

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Therefore, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is currently experiencing favorable market conditions for its excess workers' compensation products, due to higher primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions, and is seeking to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability.

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

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K/A for the year ended December 31, 2003. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K/A for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's annual report on Form 10-K/A for the year ended December 31, 2003 under the caption "Critical Accounting Policies" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect future results and could cause future results to ultimately differ materially from those described below can be found below under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003

Summary of Results. Net income was $89.9 million, or $2.74 per diluted share, for the first nine months of 2004 as compared to $72.1 million, or $2.26 per diluted share, for the first nine months of 2003. Net income in the first nine months of 2004 and 2003 included realized investment gains (net of the related income tax expense) of $5.6 million, or $0.17 per diluted share, and $5.1 million, or $0.16 per diluted share, respectively. The increase in net income in the first nine months of 2004 is attributable to growth in income from group employee benefit products and in net investment income. Premiums from the Company's core group employee benefit products increased 17% in the first nine months of 2004 and the combined ratio (loss ratio plus expense ratio) decreased to 94.5% for the first nine months of 2004 from 94.8% for the first nine months of 2003. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.5% in the first nine months of 2003 to 4.7% in the first nine months of 2004. Net investment income in the first nine months of 2004, which increased 6% from the first nine months of 2003, reflects an 11% increase in average invested assets. In addition, income tax expense was reduced by $4.6 million during 2004 resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years.

Premium and Fee Income. Premium and fee income for the first nine months of 2004 was $618.1 million as compared to $527.9 million for the first nine months of 2003, an increase of 17%. Premiums from core group employee benefit products increased 17% to $578.4 million for the first nine months of 2004 from $495.1 million for the first nine months of 2003. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 29% to $140.0 million for the first nine months of 2004 from $108.3 million for the first nine months of 2003. This increase was primarily due to the favorable pricing environment and demand for this product as a result of higher primary workers' compensation rates. SNCC obtained average price increases of 10% in connection with its renewals of insurance coverage during the first nine months of 2004, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. On average, self-insured retention levels increased approximately 9% in the first nine months of 2004. In addition, retention of existing customers for excess workers' compensation products for the first nine months of 2004 was significantly higher than for the first nine months of 2003. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, was $21.3 million for the first nine months of 2004 as compared with exceptionally strong production for the first nine months of 2003 of $35.7 million. The significantly higher renewal ratio and rate increases offset the decline in new business production as the Company focused on achieving rate increases on its existing business and maintained pricing and underwriting discipline as to new sales. Premiums for the Company's other core group employee benefit products increased 13% to $438.4 million for the first nine months of 2004 from $386.8 million for the first nine months of 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products was $112.6 million for the first nine months of 2004 as compared with $116.1 million for the first nine months of 2003. The level of production achieved in 2004 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 22% increase in production based on the number of cases sold as compared to the first nine months of 2003. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $110.7 million for the first nine months of 2004 as compared to $78.4 million for the first nine months of 2003. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The increase in deposits from the Company's asset accumulation products in 2004 was primarily due to an increase in the number of independent agents and marketing companies distributing the Company's annuity products. The interest rate spreads available on these products remained below average throughout 2003 and the first nine months of 2004. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products.

Net Investment Income. Net investment income for the first nine months of 2004 was $149.5 million as compared to $141.2 million for the first nine months of 2003, an increase of 6%. The level of net investment income in the 2004 period reflects an increase in average invested assets from the 2003 period, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.3% on average invested assets of $3,259.5 million for the first nine months of 2004 and 6.6% on average invested assets of $2,932.0 million for the first nine months of 2003.

Net Realized Investment Gains. Net realized investment gains were $8.6 million for the first nine months of 2004 as compared to $7.8 million for the first nine months of 2003. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2004 and 2003, the Company recognized $11.7 million and $20.2 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first nine months of 2004 and 2003, the Company recognized $3.1 million and $12.4 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses of this type in the first nine months of 2004 ($2.0 million on an after-tax basis) resulted primarily from credit quality-related deterioration in certain municipal and asset-backed securities, and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $2 million to $5 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for the other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $640.1 million for the first nine months of 2004 as compared to $559.3 million for the first nine months of 2003, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.5% for the first nine months of 2004 and 94.8% for the first nine months of 2003. Benefits and expenses related to the Company's asset accumulation products decreased $2.8 million primarily due to a decrease in the weighted average annualized crediting rate on these products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, from 5.5% in the first nine months of 2003 to 4.7% in the first nine months of 2004.

Income Tax Expense. Income tax expense was $32.2 million for the first nine months of 2004 as compared to $32.1 million for the first nine months of 2003. The Company's effective tax rate was 26.4% and 30.8% for the first nine months of 2004 and 2003, respectively. The decrease in the Company's effective tax rate during 2004 primarily reflects a $4.6 million reduction in federal income tax expense resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This accrual reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated.

Three Months Ended September 30, 2004 Compared to
Three Months Ended September 30, 2003

Summary of Results. Net income was $32.2 million, or $0.98 per diluted share, for the third quarter of 2004 as compared to $24.9 million, or $0.78 per diluted share, for the third quarter of 2003. Net income in the third quarters of 2004 and 2003 included realized investment gains (net of the related income tax expense) of $0.9 million, or $0.03 per diluted share, and $2.1 million, or $0.07 per diluted share, respectively. The increase in net income in the third quarter of 2004 is attributable to growth in income from group employee benefit products and in net investment income and the decrease in interest expense. Premiums from the Company's core group employee benefit products increased 17% in the third quarter of 2004 and the combined ratio (loss ratio plus expense ratio) decreased to 93.8% in the third quarter of 2004 from 94.2% in the third quarter of 2003. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.4% in the third quarter of 2003 to 4.6% in the third quarter of 2004. Net investment income in the third quarter of 2004, which increased 4% from the third quarter of 2003, reflects an 8% increase in average invested assets. In addition, income tax expense was reduced by $4.6 million during the third quarter of 2004 resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years.

Premium and Fee Income. Premium and fee income in the third quarter of 2004 was $210.3 million as compared to $181.2 million in the third quarter of 2003, an increase of 16%. Premiums from core group employee benefit products increased 17% to $199.4 million for the third quarter of 2004 from $170.1 million for the third quarter of 2003. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 26% to $49.7 million for the third quarter of 2004 from $39.5 million for the third quarter of 2003. This increase was primarily due to the favorable pricing environment and demand as a result of higher primary workers' compensation rates. SNCC obtained average price increases of 8% in connection with its renewals of insurance coverage during the third quarter of 2004, and has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, in these renewals. In addition, retention of existing customers for excess workers' compensation products for the third quarter of 2004 was significantly higher than for the third quarter of 2003. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, was $11.4 million in the third quarter of 2004 as compared with exceptionally strong production for the third quarter of 2003 of $16.8 million. The significantly higher renewal ratio and rate increases offset the decline in new business production as the Company focused on achieving rate increases on its existing business and maintained pricing and underwriting discipline as to new sales. Premiums from the Company's other core group employee benefit products increased 15% to $149.6 million for the third quarter of 2004 from $130.6 million for the third quarter of 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Reinsurance." New business production for the Company's other core group employee benefit products was $30.0 million for the third quarter of 2004 and $36.2 million in the third quarter of 2003. The level of production achieved in 2004 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 27% increase in production based on the number of cases sold as compared to the third quarter of 2003. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $40.8 million for the third quarter of 2004 as compared to $25.3 million for the third quarter of 2003. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The increase in deposits from the Company's asset accumulation products in 2004 was primarily due to an increase in the number of agents and marketing companies distributing the Company's annuity products. The interest rate spreads available on these products remained below average throughout 2003 and the first nine months of 2004. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products.

Net Investment Income. Net investment income in the third quarter of 2004 was $48.2 million as compared to $46.2 million in the third quarter of 2003, an increase of 4%. The level of net investment income in the 2004 period reflects an increase in average invested assets from the 2003 period, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 5.9% on average invested assets of $3,389.9 million in the third quarter of 2004 and 6.1% on average invested assets of $3,127.4 million in the third quarter of 2003.

Net Realized Investment Gains. Net realized investment gains were $1.4 million in the third quarter of 2004 as compared to $3.2 million in the third quarter of 2003. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2004 and 2003, the Company recognized $2.0 million and $3.2 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the third quarters of 2004 and 2003, the Company recognized $0.6 million and $0, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $215.8 million for the third quarter of 2004 as compared to $188.1 million for the third quarter of 2003, an increase of 15%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 93.8% for the third quarter of 2004 and 94.2% for the third quarter of 2003. Benefits and expenses related to the Company's asset accumulation products decreased $0.8 million primarily due to a decrease in the weighted average annualized crediting rate on these products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, from 5.4% in the third quarter of 2003 to 4.6% in the third quarter of 2004.

Interest Expense. Interest expense was $4.7 million for the third quarter of 2004 as compared to $5.9 million for the third quarter of 2003, a decrease of $1.2 million. This decrease primarily resulted from the interest expense in the 2003 period relating to the $66.5 million of 8.00% senior notes which matured on October 1, 2003.

Income Tax Expense. Income tax expense was $7.3 million for the third quarter of 2004 as compared to $11.7 million for the third quarter of 2003. The Company's effective tax rate was 18.4% for the third quarter of 2004 and 31.9% for the third quarter of 2003. The decrease in the Company's effective tax rate during 2004 primarily reflects a $4.6 million reduction in federal income tax expense resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This accrual reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $93.3 million of financial resources available at the holding company level at September 30, 2004, which was primarily comprised of investments in the common stock of its investment subsidiaries, fixed maturity securities, balances with independent investment managers, and short-term investments. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $56.5 million during 2004, of which $2.0 million has been paid during the first nine months of 2004. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $73.0 million of borrowings available to it under its revolving credit facility as of September 30, 2004. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

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

On November 4, 2004, the Company's Board of Directors declared a cash dividend of $0.08 per share, which will be paid on the Company's Class A Common Stock and Class B Common Stock on December 2, 2004.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.5 billion at September 30, 2004, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at September 30, 2004. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the values of the partnerships' investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. As of September 30, 2004 and June 30, 2004, there were no adjustments in such values, as compared with reductions in value of $6.7 million at each of March 31, 2004 and December 31, 2003. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of various risks relating to the Company's investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per occurrence. For long-term disability products, effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes reduced the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company has implemented a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's results of operations could be adversely affected. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

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

At September 30, 2004, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. At September 30, 2004, the Company had outstanding advances of $135.0 million, of which $30.0 million were obtained by the Company during the first nine months of 2004. These advances, which were obtained at a fixed rate, have a weighted average term to maturity of 6.7 years. A total of $50.0 million of these advances will mature during the remainder of 2004. In addition, the Company has utilized reverse repurchase agreements, futures and option contracts and interest rate swap contracts from time to time in connection with the Company's investment strategy. These transactions require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

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

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions continue to be offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 for the Company's excess workers' compensation and long-term disability products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." It is likely that, in the future, the Company's reinsurers will continue to seek price increases, although the extent of such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible. The Terrorism Act expires at the end of 2005 and, while efforts have been pending in Congress to pass a bill extending the Terrorism Act for an additional two-year term, no assurance can be given that such an extension will occur, or as to the duration of any such extension. The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

   THE INSURANCE BUSINESS IS A HEAVILY REGULATED INDUSTRY.

The Company's insurance subsidiaries, like other insurance companies, are highly regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. Such regulations, among other things, limit the amount of dividends and other payments that can be made by such subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments such subsidiaries may have. These regulations also affect many other aspects of the Company's insurance subsidiaries' businesses, including, for example, risk-based capital requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products, claims-handling practices and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The ability of the Company's insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states. The New York State Attorney General recently initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint against a major insurance brokerage firm based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. It is not possible to predict the future impact of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Incorporated by reference to Note H to the Consolidated Financial Statements included elsewhere herein.

Item 6. Exhibits

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

Date: November 8, 2004