Form 10-K
period 2004-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2005-03-15
CIK 859139

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                            (302) 478-5142                                13-3427277
-------------------------------         -------------------------------             -------------------------------
 (State or other jurisdiction of        (Registrant's telephone number,             (I.R.S. Employer Identification
 incorporation or organization)               including area code)                                 Number)

   1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware                     19899
-------------------------------------------------------------------------------------------------------------------
                    (Address of principal executive offices)                                   (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

                    Class A Common Stock, $.01 par value               New York Stock Exchange
                  ----------------------------------------           ----------------------------
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

                               Yes X      No ____


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

                               Yes X      No ____

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2004 was $1,213,648,990.

As of March 1, 2005, the Registrant had 27,949,539 shares of Class A Common Stock and 3,904,481 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

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

OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth, which require specialized expertise to meet the individual needs of its customers and which provide the Company the opportunity to achieve superior operating earnings growth and returns on capital.

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

The Company's primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company ("RSLIC"), founded in 1907 and having administrative offices in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC"), underwrite a diverse portfolio of group life, disability and accident insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2005 as rated by A.M. Best was A- (Excellent). The Company, through Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), acquired RSLIC and FRSLIC in November 1987.

Safety National Casualty Corporation ("SNCC") focuses primarily on providing excess workers' compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The financial strength rating of SNCC as of February 2005 as rated by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. ("SIG"), acquired SNCC in March 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers' compensation products to the self-insured market.

Matrix Absence Management, Inc. ("Matrix"), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in June 1998. See "Other Transactions."

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

The Company's group employee benefit products are sold to employer groups primarily through independent brokers and agents. The Company's products are marketed to brokers and agents by 118 sales representatives and managers. RSLIC had 107 sales representatives and managers located in 25 sales offices nationwide at December 31, 2004, up 8% from 99 sales representatives and managers at the end of 2003. At December 31, 2004, SNCC had 10 sales representatives and managers. The Company's three administrative offices and 25 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                        Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                        2004                    2003                      2002
                                               --------------------    --------------------      ----------------------
                                                                       (dollars in thousands)
Insurance premiums:
   Core Products:

     Disability income......................   $ 290,743      37.0%    $  233,437     34.7%      $  195,052      34.9%
     Life...................................     261,797      33.4        241,902     35.9          210,030      37.6
     Excess workers' compensation...........     190,794      24.3        151,522     22.5          104,170      18.6
     Travel accident, dental and other......      41,656       5.3         46,792      6.9           49,922       8.9
                                               ---------     ------    ----------    ------      ----------     ------
                                               $ 784,990     100.0%    $  673,653    100.0%      $  559,174     100.0%
                                               ---------     ======    ----------    ======      ----------     ======
   Non-Core Products:.......................
     Loss portfolio transfers...............       5,300                        -                    26,830
     Other..................................      20,286                   22,383                    22,495
                                               ---------               ----------                ----------
                                                  25,586                   22,383                    49,325
                                               ---------               ----------                ----------
       Total insurance premiums.............   $ 810,576               $  696,036                $  608,499
                                               =========               ==========                ==========

Sales (new annualized gross premiums):
   Core Products:

     Disability income......................   $  95,799      45.8%    $   84,920     38.6%      $   75,996       37.8%
     Life...................................      64,555      30.8         68,200     31.0           70,900       35.2
     Excess workers' compensation...........      28,408      13.6         45,058     20.5           30,796       15.3
     Travel accident, dental and other......      20,547       9.8         21,933      9.9           23,454       11.7
                                               ---------    ------     ----------   -------      ----------     -------
                                               $ 209,309     100.0%    $  220,111    100.0%      $  201,146      100.0%
                                               ---------    =======    ----------   =======      ----------     =======
   Non-Core Products:
     Loss portfolio transfers...............       5,300                        -                    26,830
     Other..................................      11,381                   14,513                    13,171
                                               ---------               ----------                ----------
                                                  16,681                   14,513                    40,001
                                               ---------               ----------                ----------
       Total sales..........................   $ 225,990               $  234,624                $  241,147
                                               =========               ==========                ==========

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. See "Reinsurance." Accordingly, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.

The table below shows the loss and expense ratios as a percent of premium income for the Company's group employee benefit products for the periods indicated.

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                              2004           2003           2002
                                                                           ---------      ---------       ---------
Loss ratio...........................................................         70.1%           68.2%          69.2%
Expense ratio........................................................         24.6            26.1           25.4
                                                                           -------        --------        -------
    Combined ratio...................................................         94.7%           94.3%          94.6%
                                                                           =======        ========        =======

The loss and expense ratios are affected by, among other things, claims development related to prior years and the results with respect to the Company's non-core group employee benefit products. Such ratios can also be affected by changes in the Company's mix of products, such as the level of premium from loss portfolio transfers ("LPTs"), from year to year. LPTs, which are classified as a non-core product due to the episodic nature of sales, carry a higher loss ratio and a significantly lower expense ratio as compared to the Company's other group employee benefit products.

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified period to persons who, because of sickness or injury, are unable to work. The Company's group long-term disability coverages are spread across many industries. Long-term disability benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. Long-term disability benefits are usually offset by income the claimant receives from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When claimants' disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and the insured group's emerging experience, as well as assumptions regarding operating expenses and future interest rates. Effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004, the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in long-term disability benefits per individual per month. See "Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance."

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

Excess workers' compensation insurance products provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and other groups, particularly small municipalities, hospitals and schools. These employers and groups are believed to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because excess workers' compensation claim payments do not begin until after the self-insured's total loss payments equal the SIR, the period from when the claim is incurred to the time the Company's claim payments begin averages 15 years. At that point, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be stable and predictable. This family of products also includes large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance, and a complementary product, workers' compensation self-insurance bonds.

The pricing environment and demand for excess workers' compensation insurance has improved substantially since 2000 due to higher primary workers' compensation rates and disruption in the excess workers' compensation marketplace resulting from difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the terrorist attacks on the World Trade Center in September of that year increased the demand for alternatives to primary workers' compensation. As a result, the demand for excess workers' compensation products and the rates for such products continued to increase. SNCC was able to obtain significant price increases in connection with its renewals of insurance coverage during 2002, 2003 and 2004, with average increases of 25%, 15% and 9%, respectively, on a substantial portion of such renewals. SNCC has also been obtaining significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 10% in 2002, 13% in 2003 and 8% in 2004. SNCC has continued to obtain moderate price increases on its 2005 renewals and SIR levels on average are up 8%. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products was $30.8 million in 2002, $45.1 million in 2003 and $28.4 million in 2004 and the retention of existing customers was higher in 2004 than in 2003. Excess workers' compensation new business production for the important January renewal season increased 53% to $8.9 million in 2005 from $5.8 million in 2004. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation products. Under the replacement arrangements, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per occurrence. See "Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance."

As a result of the terrorist attacks on the World Trade Center, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") was enacted. The Terrorism Act established a program under which the federal government will share with the insurance industry the risk of loss from covered acts of international terrorism. The program terminates on December 31, 2005. While efforts have been pending in Congress to pass a bill extending the Terrorism Act for an additional two-year term, no assurance can be given that such an extension will occur, or as to the duration of any such extension. The Terrorism Act applies to all direct lines of property and casualty insurance written by SNCC, including excess workers' compensation. The federal government would pay 90% of each covered loss and the insurer would pay the remaining 10%. Each insurer has a separate deductible before federal assistance becomes available in the event of an act of terrorism. The deductible is based on a percentage of the insurer's direct earned premiums from the previous calendar year. The deductible is 7%, 10% and 15% of direct earned premiums in 2003, 2004 and 2005, respectively. The maximum after-tax loss to the Company for 2005 within the Terrorism Act deductible from property and casualty products is approximately 2.3% of the Company's shareholders' equity as of December 31, 2004. Any payments made by the government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company's life insurance subsidiaries.

Business travel accident as well as voluntary accidental death and dismemberment insurance policies pay a stated amount based on a predetermined schedule in the event of the accidental death or dismemberment of a member of the insured group. The Company reinsures risks in excess of $150,000 per individual and type of coverage. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year. Under a reinsurance arrangement, the Company ceded 50% of its risk under dental policies with effective dates prior to 2003, ceded 100% of its risk under dental policies with effective dates in 2003 through June 30, 2004 and cedes 75% of its risk under dental policies with effective dates after June 30, 2004. See "Reinsurance."

Non-core group employee benefit products include products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time payment, assumes responsibility for an existing block of disability or self-insured workers' compensation claims. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Non-core group employee benefit products also include primary workers' compensation for which the Company primarily receives fee income since a significant portion of the risk is reinsured. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $8.0 million in 2004. In addition, non-core group employee benefit products include bail bond insurance, workers' compensation reinsurance and property catastrophe reinsurance. See "Reinsurance."

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist of fixed annuities, primarily single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 3.0% to 5.5%. For most of the Company's annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to eight years. At December 31, 2004, the weighted average crediting rate on the Company's annuity products as a group was 4.67%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but some withdrawals may result in the assessment of surrender charges, taxes, and/or tax penalties on the withdrawn amount. In addition, the accumulated value of the annuity may be increased or decreased under a market value adjustment ("MVA") provision if it is surrendered during the surrender charge period. The Company does not market variable annuity products.

These fixed annuity products are sold predominantly to individuals through networks of independent agents. In 2004, the Company's SPDA products accounted for $118.5 million of asset accumulation product deposits, of which $94.0 million was attributable to the MVA annuity product, and $10.5 million was attributable to FPA products, of which $10.1 million had an MVA feature. Three networks of independent agents accounted for approximately 42% of the deposits from these SPDA and FPA products during 2004, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                                   Year Ended December 31,
                                                                         -----------------------------------------
                                                                            2004            2003           2002
                                                                         ----------     ----------      ----------
                                                                                   (dollars in thousands)
Asset accumulation product deposits (sales)...........................   $   133,096    $   100,636     $  135,046

Funds under management (at period end)................................       993,346        929,922        878,820

Product spread (1).....................................................         1.62%          1.22%          1.22%

      (1) The product spread for each period is computed by subtracting the weighted average crediting rate on the Company's annuity products as a group from the sum of net investment income earned on the assets supporting the liability balances divided by the average liability balance for the period.

At December 31, 2004, funds under management consisted of $860.8 million of SPDA liabilities and $132.5 million of FPA liabilities. Of these liabilities, $678.0 million were subject to surrender charges averaging 6.51% at December 31, 2004. Annuity liabilities not subject to surrender charges have been in force, on average, for 20 years.

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

OTHER PRODUCTS AND SERVICES

The Company provides integrated disability and absence management services on a nationwide basis through Matrix, which was acquired in June 1998. See "Other Transactions." The Company's comprehensive disability and absence management services are designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. The Company offers services including event reporting, leave of absence management, claims and case management and return to work management. These services' goal is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. The Company provides these services on an unbundled basis or in a unique Integrated Employee Benefit program that combines these services with various group employee benefit insurance coverages. The Company believes that these integrated disability and absence management services complement the Company's core group employee benefit products, enhancing the Company's ability to market these core products and providing the Company with a competitive advantage in the market for these products.

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

For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes A, B and I to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2004             2003              2002
                                                                  --------------    -------------    -------------
                                                                               (dollars in thousands)
Average invested assets (1)...................................    $    3,272,813    $   2,948,135    $    2,556,076
Net investment income (2).....................................           202,774          186,366           162,036
Tax equivalent weighted average annual yield (3)..............               6.4%             6.5%              6.6%

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

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See "Business - Group Employee Benefit Products" and Note P to the Consolidated Financial Statements.

The Company assumes certain workers' compensation and property risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of terrorism is generally excluded from these reinsurance treaties. The attachment points for workers' compensation reinsurance range from $250,000 to $1.6 billion, with an average attachment point of $96 million. Aggregate exposures assumed under individual workers' compensation treaties generally range from $1 million to $4 million, with the highest net exposure pursuant to any such treaty equal to $5 million. The Company underwrites workers' compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers' compensation product. The majority of the Company's property reinsurance provides coverage in the event of a catastrophe, generally excluding losses resulting from terrorism. The Company underwrites its property reinsurance to mitigate its risk by diversifying geographically and limiting its exposure on any one treaty. On property reinsurance, the Company's risk attachment points range from $1 million to $27.5 billion, with an average attachment point of $2.1 billion. The Company's aggregate exposure under a single property treaty generally ranges from $200,000 to $2 million. The highest net exposure under a single property treaty is $3 million. The probable maximum loss on property reinsurance is estimated to be approximately $9.7 million, net of reinstatement premium and taxes, or approximately 1% of the Company's shareholders' equity. Premium income from property reinsurance was $9.5 million, $7.5 million and $4.4 million in 2004, 2003 and 2002, respectively, and incurred losses from property reinsurance were $4.7 million, $0.3 million and $0.9 million, respectively. In the fourth quarter of 2004, the Company entered into an indemnity reinsurance arrangement under which it will assume certain newly issued group disability insurance policies on an ongoing basis.

Under this arrangement, the Company is responsible for underwriting and claims management with respect to the reinsured business. The Company provides coverage primarily on a quota share basis up to a maximum Company share of $7,500 in benefits per individual per month. The Company did not recognize any premium income in 2004 from this arrangement.

The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of the reinsurance facilities in which the Company had participated. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they formerly participated in such facilities. The Company has been and is currently a party to certain arbitration proceedings arising out of such facilities. See "Legal Proceedings." Premium income from all reinsurance facilities was $0.1 million, $0.3 million and $0.8 million in 2004, 2003 and 2002, respectively, and incurred losses from these facilities were $5.5 million, $5.1 million and $4.7 million in 2004, 2003 and 2002, respectively. The reinsurance facilities did not constitute a significant part of the Company's operations; accordingly, the Company's withdrawals from these facilities have not had a material impact on its consolidated financial position, liquidity or results of operations.

LIFE, ANNUITY, DISABILITY AND ACCIDENT RESERVES

The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements. Under accounting principles generally accepted in the United States ("GAAP") these policy and claim reserves are permitted to be discounted to reflect the time value of money. Such reserve discounting, which is common industry practice, is based on interest rate assumptions reflecting projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Differences between actual and expected claims experience are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions.

The life, annuity, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on GAAP and differ from those reported by the Company for statutory financial statement purposes. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level method on all insurance business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

PROPERTY AND CASUALTY INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its excess workers' compensation insurance and other casualty and property insurance products. Reserves for claim expenses represent the estimated probable costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                                    Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2004            2003           2002
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance,
     beginning of period..............................................   $   479,660    $   439,147     $   413,950

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:

      Current year....................................................       103,444         82,372          82,197
      Prior years (1).................................................        30,868         20,541          15,869
                                                                         -----------    -----------     -----------
         Incurred claims and claim expenses, net of reinsurance,
               during the current year................................       134,312        102,913          98,066
                                                                         -----------    -----------     -----------

Deduct claims and claim expenses paid, net of reinsurance, occurring during:

      Current year....................................................         8,120          5,165          10,915
      Prior years ....................................................        64,170         57,235          61,954
                                                                         -----------    -----------     -----------
         Total paid...................................................        72,290         62,400          72,869
                                                                         -----------    -----------     -----------

Unpaid claims and claim expenses, net of reinsurance, end of period...       541,682        479,660         439,147
Reinsurance receivables, end of period................................       104,266         93,030          95,709
                                                                         -----------    -----------     -----------
     Unpaid claims and claim expenses, gross of reinsurance,
         end of period................................................   $   645,948    $   572,690     $   534,856
                                                                         ===========    ===========     ===========

            (1) In 2004, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2003 and 2002, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development.

The effects of the discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2004, 2003 and 2002, $18.1 million, $21.5 million and $17.2 million, respectively, of discount was amortized, and $64.9 million, $44.9 million and $34.6 million, respectively, was accrued.

The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 2004 and is net of reinsurance.

                                                                  December 31,
                                ----------------------------------------------------------------------------------
                                  March 5,
                                   1996(1)          1996            1997            1998            1999
                                ------------    ------------    ------------    ------------     ------------
                                                             (dollars in thousands)
Reserve for unpaid
    claims and claim
    expenses, net of
    reinsurance................ $ 520,370       $ 532,923       $ 541,280       $ 422,159        $ 434,513
Cumulative amount of
    liability paid:
     One year later............    23,467          28,162          98,365          40,815           40,660
     Two years later...........    50,713         125,020         127,481          74,571            4,020(2)
     Three years later.........   140,943         152,842         156,119          33,429(2)        54,846
     Four years later..........   167,811         179,705         111,253(2)       78,981           94,899
     Five years later..........   193,363         133,228(2)      150,772         114,295          139,949
     Six years later...........   153,504(2)      170,405         182,281         154,101
     Seven years later.........   188,719         197,318         217,649
     Eight years later.........   214,715         230,278
     Nine years later..........   246,714
Liability reestimated as of:
     One year later............   507,375         513,402         523,430         410,875          424,187
     Two years later...........   487,830         500,964         511,602         404,559          420,420
     Three years later.........   476,854         488,432         503,906         401,475          417,869
     Four years later..........   476,600         487,195         500,514         396,403          423,426
     Five years later..........   476,890         478,206         492,280         399,311          466,975
     Six years later...........   470,283         468,142         493,586         437,913
     Seven years later.........   460,670         472,492         531,603
     Eight years later.........   463,015         507,670
     Nine years later..........   501,208
Cumulative redundancy
    (deficiency)............... $  19,162       $  25,253       $   9,677       $ (15,754)       $ (32,462)

                                                            December 31,
                                --------------------------------------------------------------------

                                    2000            2001          2002          2003         2004
                                -------------    ----------    ----------    ----------    ---------
                                                      (dollars in thousands)
Reserve for unpaid
    claims and claim
    expenses, net of
    reinsurance................ $ 444,061        $ 638,191     $ 680,835     $ 744,760     $ 853,515
Cumulative amount of
    liability paid:
     One year later............   (29,990)(2)       61,954        57,235        64,170
     Two years later...........    26,398          112,639       118,685
     Three years later.........    71,938          169,890
     Four years later..........   123,330
     Five years later..........
     Six years later...........
     Seven years later.........
     Eight years later.........
     Nine years later..........
Liability reestimated as of:
     One year later............   442,624          636,125       678,535       766,886
     Two years later...........   442,807          634,578       714,303
     Three years later.........   446,948          678,009
     Four years later..........   502,140
     Five years later..........
     Six years later...........
     Seven years later.........
     Eight years later.........
     Nine years later..........
Cumulative redundancy
    (deficiency)............... $ (58,079)       $ (39,818)    $ (33,468)    $ (22,126)

            (1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

            (2) The cumulative amount of liability paid through December 31, 2001 reflects the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Reinsurance Company Ltd. in 2001. See "Other Transactions."

The "Reserve for unpaid claims and claim expenses, net of reinsurance" line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The "Cumulative redundancy (deficiency)" line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2004.

The table below is gross of reinsurance and illustrates the effects of the discount to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

                                                               December 31,
                                 ----------------------------------------------------------------------
                                  March 5,
                                   1996(1)        1996         1997          1998           1999
                                 ---------     ---------     ---------     ---------     ---------
                                                         (dollars in thousands)
Reserve for unpaid claims and
   claim expenses before
   discount:

     Net of reinsurance......... $ 520,370     $ 532,923     $ 541,280     $ 422,159     $ 434,513
     Add reinsurance
       recoverable..............    13,501        16,730        23,454       164,825       179,180
     Deduct discount for time
       value of money...........   164,000       168,827       176,683       180,770       192,220
                                 ---------     ---------     ---------     ---------     ---------

Unpaid claims and claim
   expenses as reported
   on balance sheets............   369,871       380,826       388,051       406,214       421,473
                                 ---------     ---------     ---------     ---------     ---------

Reestimated unpaid claims
   and claim expenses, gross
   of reinsurance, net of
   discount, as of December
   31, 2004.....................   472,869       471,041       486,013       510,138       550,755
                                 ---------     ---------     ---------     ---------     ---------

Discounted cumulative
   deficiency, gross of
   reinsurance..................  (102,998)      (90,215)      (97,962)     (103,924)     (129,282)

Add accretion of discount
   and change in reinsurance
   recoverable..................   122,160       115,468       107,639        88,170        96,820
                                 ---------     ---------     ---------     ---------     ---------

Cumulative redundancy
   (deficiency) before
   discount, net of
   reinsurance.................. $  19,162     $  25,253     $   9,677     $ (15,754)    $ (32,462)
                                 =========     =========     =========     =========     =========

                                                             December 31,
                                ------------------------------------------------------------------

                                   2000          2001          2002          2003          2004
                                 ---------     ---------     ---------     ---------     ---------
                                                      (dollars in thousands)
Reserve for unpaid claims and
   claim expenses before
   discount:

     Net of reinsurance......... $ 444,061     $ 638,191     $ 680,835     $ 744,760     $ 853,515
     Add reinsurance
       recoverable..............   206,704        92,828        95,709        93,030       104,266
     Deduct discount for time
       value of money...........   203,710       224,241       241,688       265,100       311,833
                                 ---------     ---------     ---------     ---------     ---------

Unpaid claims and claim
   expenses as reported
   on balance sheets............   447,055       506,778       534,856       572,690      $645,948
                                 ---------     ---------     ---------     ---------     =========

Reestimated unpaid claims
   and claim expenses, gross
   of reinsurance, net of
   discount, as of December
   31, 2004.....................   599,411       644,161       638,425       628,557
                                 ---------     ---------     ---------     ---------

Discounted cumulative
   deficiency, gross of
   reinsurance..................  (152,356)     (137,383)     (103,569)      (55,867)

Add accretion of discount
   and change in reinsurance
   recoverable..................    94,277        97,565        70,101        33,741
                                 ---------     ---------     ---------     ---------

Cumulative redundancy
   (deficiency) before
   discount, net of
   reinsurance.................. $ (58,079)    $ (39,818)    $ (33,468)    $ (22,126)
                                 =========     =========     =========     =========

            (1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $134.0 million less than those reported by the Company for statutory financial statement purposes at December 31, 2004. This difference is primarily due to the use of different discount factors between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

In April 2004, the New York State Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm, Marsh & McLennan, based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. As previously disclosed, the Company has received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office and the North Carolina Department of Insurance in connection with their investigations. The Company anticipates that additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company will fully cooperate with inquiries it has received to date, as well as any future inquiries of this type.

As also previously disclosed, based on an internal review relating to the Company's insurance subsidiaries, the Company has identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company has been able to specifically identify in this regard are limited in number and involved modest amounts of premium. The Company has reported on these issues to the NYAG's office and to the Missouri Department of Insurance, and will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

The Company's insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. SNCC recognized expenses of $0.8 million, $1.6 million and $1.3 million in 2004, 2003 and 2002, respectively, for these types of assessments. None of the Company's life insurance subsidiaries has ever incurred any significant costs of this nature.

EMPLOYEES

The Company and its subsidiaries employed approximately 1,100 persons at December 31, 2004. The Company believes that it enjoys good relations with its employees.

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

In May 2003, the Company issued $143.8 million in principal amount of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's revolving credit facility and to repay in full the principal amount of $66.5 million of the Matured Senior Notes. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund redemptions. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. As a result of the issuance of the 2033 Senior Notes, under the terms of the Company's revolving credit facility, the maximum amount of borrowings available to the Company thereunder was reduced from $150 million to $100 million and the facility was converted to an unsecured facility, with collateral being released to the Company. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. See Note D to the Consolidated Financial Statements.

In May 2003, Delphi Financial Statutory Trust I (the "Trust"), a subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rate on the outstanding advances was 5.56% and 5.31% for the years ended December 31, 2004 and 2003, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2009. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in June 2009. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. SNCC also owns a neighboring office building located at 2029 Woodland Parkway, St. Louis, Missouri. The building consists of approximately 17,000 square feet and is largely occupied by SNCC with a small portion leased to third parties. DCM and FRSLIC lease their offices at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008. In the fourth quarter of 2004, the Company entered into a lease expiring in November 2010 for approximately 36,000 square feet in New York, New York to which space DCM and FRSLIC will relocate their offices during 2005. DCM and FRSLIC intend to sublet their existing office space to third parties in 2005. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2005. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. During the second quarter of 2004, the Company, along with other former participants, reached a settlement resolving the matters in dispute in one of these arbitrations, and a hearing in another is scheduled to be held in the second quarter of 2005. The Company increased its reserves related to the reinsurance business in dispute in the settled arbitration by a total of $5.5 million during the year ended December 31, 2004. The Company believes that it has substantial defenses upon which to contest the claims made in the remaining arbitration, although it is not possible to predict the ultimate outcome of this arbitration. In the opinion of management, such arbitration, when ultimately resolved, will not have an adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The table below presents certain information concerning each of the executive officers of the Company:

     Name                        Age      Position
     --------------------------------------------------------------------------------------------------------------
     Robert Rosenkranz            62      Director of the Company; Chairman of the Board, President and Chief
                                          Executive Officer of the Company; Chairman of the Board of RSLIC
     Robert M. Smith, Jr.         53      Director and Executive Vice President of the Company
     Chad W. Coulter              42      Vice President, Secretary and General Counsel of the Company; Vice
                                          President, General Counsel and Assistant Secretary of RSLIC
     Thomas W. Burghart           46      Vice President and Treasurer of the Company and RSLIC
     Lawrence E. Daurelle         53      Director of the Company and President and Chief Executive Officer of RSLIC
     Harold F. Ilg                57      Director of the Company and Chairman of the Board of SNCC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He also serves as Chairman of the Board or as a Director of the Company's principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the voting power of the Company's common stock as of March 1, 2005.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $45.25 on March 1, 2005. There were approximately 3,400 holders of record of the Company's Class A Common Stock as of March 1, 2005.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock and the cash dividends paid per share for the Company's Class A and Class B Common Stock.

                                                                   High              Low           Dividends
                                                              ------------      ------------     ------------
         2003:    First Quarter.............................. $  26.46          $  21.73         $   0.05
                  Second Quarter.............................    31.77             25.67             0.05
                  Third Quarter..............................    33.63             30.33             0.05
                  Fourth Quarter.............................    36.88             31.08             0.08

         2004:    First Quarter.............................. $  42.30          $  35.99         $   0.08
                  Second Quarter.............................    44.53             36.29             0.08
                  Third Quarter..............................    44.85             38.82             0.08
                  Fourth Quarter.............................    47.60             37.66             0.08


In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's Class A Common Stock and Class B Common Stock. The quarterly cash dividend was $0.05 per share during the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend by 50% to $0.08 per share. In the first quarter of 2005, the cash dividend declared by the Company's Board of Directors was increased by 12.5% to $0.09 per share, and was paid on the Company's Class A Common Stock and Class B Common Stock on March 9, 2005. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $100.0 million revolving credit facility subject to certain restrictions and covenants and the 2033 Senior Notes. See Note K to the Consolidated Financial Statements.

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

                                                                          Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                       2004          2003         2002           2001           2000
                                                   ----------    ----------    ----------     ----------     ----------
INCOME STATEMENT DATA:                                   (dollars and shares in thousands, except per share data)
  Insurance premiums and fee income:
    Core group employee benefit products........   $  784,990    $  673,653    $  559,174     $  452,158     $  400,405
    Non-core group employee benefit products(1).       25,586        22,383        49,325         35,836         47,285
    Asset accumulation products.................        3,335         4,158         2,645          3,088          2,551
    Other.......................................       23,686        18,893        16,713         16,122         16,116
                                                   ----------    ----------    ----------     ----------     ----------
                                                      837,597       719,087       627,857        507,204        466,357
  Net investment income(2)......................      202,774       186,366       162,036        157,509        184,576
  Net realized investment gains (losses)(3).....       15,460        12,724       (28,469)       (70,289)      (138,047)
  (Loss) gain on extinguishment of debt and
    capital securities(2).......................           --            --          (332)        11,456             --
                                                   ----------    ----------    ----------     ----------     ----------
    Total revenue...............................    1,055,831       918,177       761,092        605,880        512,886

  Income (loss) from continuing operations(4) ..      123,543        98,916        60,652          6,505         (3,293)

  Net income (loss)(4)..........................      123,543        98,916        60,652          6,505         (3,293)

BASIC RESULTS PER SHARE(4)(5):

  Income (loss) from continuing operations......   $     3.87    $     3.17    $     1.95     $     0.21     $    (0.11)
  Net income (loss).............................         3.87          3.17          1.95           0.21          (0.11)
  Weighted average shares outstanding...........       31,952        31,208        31,139         30,848         30,582

DILUTED RESULTS PER SHARE(4)(5):

  Income (loss) from continuing operations......   $     3.75    $     3.09    $     1.90     $     0.21     $    (0.11)
  Net income (loss).............................         3.75          3.09          1.90           0.21          (0.11)
  Weighted average shares outstanding...........       32,941        32,023        31,887         31,629         30,582

OTHER DATA:

  Cash dividends paid per share(6):.............   $     0.32    $     0.23    $     0.20     $     0.20     $       --
  Diluted book value per share(7)...............        29.36         25.49         21.83          19.00          17.91

                                                                                  December 31,
                                                      ----------------------------------------------------------------------
                                                         2004           2003           2002           2001           2000
                                                      ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:                                                           (dollars in thousands)
  Total investments.............................      $3,541,076     $3,202,754     $2,816,051     $2,427,214     $2,475,945
  Total assets..................................       4,829,467      4,177,532      3,734,942      3,336,146      3,440,010
  Corporate debt(2)(8)..........................         157,750        143,750        118,139        125,675        267,770
  Junior subordinated deferrable interest
    debentures underlying company-obligated
    mandatorily redeemable capital securities
    issued by unconsolidated subsidiaries(9)....          59,762             --             --             --             --
  Company-obligated mandatorily redeemable
    capital securities of subsidiaries(2)(9)....              --         56,050         36,050         36,050        100,000
  Shareholders' equity..........................         939,848        798,440        681,655        581,994        538,193
  Corporate debt to total capitalization
    ratio(10)...................................           13.6%          14.4%          14.1%          16.9%          29.6%


(1) Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation and property catastrophe reinsurance, and reinsurance facilities. Premiums from non-core group employee benefit products include premiums from LPTs, which are episodic in nature, of $13.9 million, $4.3 million, $26.8 million, $0 and $5.3 million, in 2000, 2001, 2002, 2003 and 2004, respectively. See "Business - Group Employee Benefit Products" and "Business - Reinsurance."

(2) Net investment income declined in 2001 and 2002 primarily due to the Company's liquidation during the fourth quarter of 2000 of a substantial majority of the investments of its investment subsidiaries. In 2001, the Company used the proceeds from these sales to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities and to repurchase $8.0 million principal amount of the Matured Senior Notes. See "Business - Other Transactions." The Company recognized a gain on extinguishment of debt and capital securities of $11.5 million in connection with these repurchases. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Matured Senior Notes and recognized a loss on extinguishment of debt of $0.3 million in connection with this repurchase.

(3) In 2004, 2003, 2002 and 2001, the Company recognized pre-tax losses of $3.9 million, $13.0 million, $54.1 million and $79.3 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses. In 2000, the Company realized losses of $72.5 million, related to the liquidation of a substantial majority of the investments of its investment subsidiaries, and $58.5 million, on closed U.S. Treasury futures and option contracts.

(4) Results for 2001 include a charge of $0.91 per diluted share or $28.8 million, net of an income tax benefit of $15.5 million and reinsurance coverages of $21.8 million, for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Included in this charge, on a pre-tax basis, are additions to excess workers' compensation case reserves of $9.0 million and incurred but not reported ("IBNR") reserves of $24.0 million. This charge also includes reported workers' compensation losses of $6.3 million and a $5.0 million addition to long-term disability IBNR reserves attributable to the terrorist attacks on the World Trade Center. In the years subsequent to 2001, the number of large losses experienced by the Company returned to the Company's pre-2001 historical average.

      During the second half of 2004, the Company's income taxes payable was reduced by $6.6 million primarily from the favorable resolution of Internal Revenue Service ("IRS") audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

      Income (loss) from continuing operations and net income (loss) include realized investment gains (losses), net of federal income tax expense (benefit) and the (loss) gain on extinguishment of debt and capital securities, net of federal income tax (benefit) expense, as follows:

                                                                         Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                       2004         2003          2002           2001           2000
                                                    ----------    ---------    ----------     ----------     ----------
                                                                (dollars in thousands, except per share data)
Realized investment gains (losses), net of
  income tax expense (benefit)....................  $   10,049    $   8,271    $  (18,505)    $  (45,688)    $  (89,731)
Basic per share amount............................        0.32         0.26         (0.59)         (1.48)         (2.94)
Diluted per share amount..........................        0.30         0.26         (0.58)         (1.44)         (2.94)

(Loss) gain on extinguishment of debt and capital
  securities, net of income tax (benefit) expense.          --           --          (216)         7,446             --
Basic per share amount............................          --           --         (0.01)          0.24             --
Diluted per share amount..........................          --           --         (0.01)          0.24             --

(5) In computing the earnings per share amount for 2000, equivalent shares attributable to in-the-money stock options, which totaled 1.0 million, were not considered in the calculation of these per share amounts since the inclusion of these equivalent shares would have diluted the loss from continuing operations.

(6) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2001, 2002 and the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend to $0.08 per share. During 2004, 2003, 2002 and 2001, the Company paid cash dividends on its capital stock in the amount of $10.1 million, $7.4 million, $6.0 million and $5.7 million, respectively. See Note K to the Consolidated Financial Statements.

(7) Diluted book value per share is calculated by dividing shareholders' equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(8) In May 2003, the Company issued $143.8 million of the 2033 Senior Notes. See "Business - Other Transactions" and Note D to the Consolidated Financial Statements.

(9) In May 2003, the Trust issued $20.0 million liquidation amount of 2003 Capital Securities in a private placement. See "Business - Other Transactions" and Note J to the Consolidated Financial Statements.

      As of March 31, 2004, the Company adopted revised Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets. The adoption of revised FIN No. 46 did not have a material effect on the Company's financial position, results of operations or ability to comply with its debt covenants.

(10) The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company's long-term corporate debt, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/Company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products, due to higher primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions, and is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability.

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

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

Summary of Results. Net income was $123.5 million, or $3.75 per diluted share, in 2004 as compared to $98.9 million, or $3.09 per diluted share, in 2003. Net income in 2004 and 2003 included realized investment gains (net of the related income tax expense) of $10.0 million, or $0.30 per diluted share, and $8.3 million, or $0.26 per diluted share, respectively. The increase in net income in 2004 is attributable to growth in income from group employee benefit products, net investment income and a reduction in income tax expense. Premiums from the Company's core group employee benefit products increased 17% in 2004 and the combined ratio (loss ratio plus expense ratio) was modestly higher than in 2003. The weighted average annual crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.5% in 2003 to 4.7% in 2004. Net investment income in 2004, which increased 9% from 2003, reflects an 11% increase in average invested assets. In addition, income tax expense was reduced by $6.6 million during 2004 primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

Premium and Fee Income. Premium and fee income in 2004 was $837.6 million as compared to $719.1 million in 2003, an increase of 16%. Premiums from core group employee benefit products increased 17% to $785.0 million in 2004 from $673.7 million in 2003. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. See "Business - Group Employee Benefit Products." Premiums from excess workers' compensation insurance for self-insured employers increased 26% to $190.8 million in 2004 from $151.5 million in 2003. This increase was primarily due to the favorable pricing environment and demand for this product as a result of higher primary workers' compensation rates. SNCC obtained average price increases of 9% in connection with its renewals of insurance coverage during 2004, and has continued to obtain significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 8% in 2004. SNCC has continued to obtain moderate price increases on its 2005 renewals and SIR levels on average are up 8%. In addition, retention of existing customers for excess workers' compensation products in 2004 was higher than in 2003. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, was $28.4 million in 2004 as compared with exceptionally strong production in 2003 of $45.1 million. The significantly higher renewal ratio and rate increases offset the decline in new business production as the Company focused on achieving rate increases on its existing business and maintained pricing and underwriting discipline as to new sales. Excess workers' compensation new business production for the important January renewal season increased 53% to $8.9 million in 2005 from $5.8 million in 2004. Premiums from the Company's other core group employee benefit products increased 14% to $594.2 million in 2004 from $522.1 million in 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Reinsurance." New business production for the Company's other core group employee benefit products was $180.9 million in 2004 and $175.1 million in 2003. The 2004 production level for these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 22% increase in production based on the number of cases sold as compared to 2003. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation and property catastrophe reinsurance, and reinsurance facilities. See "Business - Group Employee Benefit Products" and "Business - Reinsurance." Premiums from non-core group employee benefit products were $25.6 million in 2004 as compared to $22.4 million in 2003.

Deposits from the Company's asset accumulation products were $133.1 million in 2004 as compared to $100.6 million in 2003. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2003 and 2004. The increase in deposits from the Company's asset accumulation products in 2004 was primarily due to an increase in the number of independent agents and marketing companies distributing the Company's annuity products. The Company plans to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2005 in order to achieve its targeted interest rate spreads on these products.

Net Investment Income. Net investment income in 2004 was $202.8 million as compared to $186.4 million in 2003, an increase of 9%. The level of net investment income in the 2004 period reflects an increase in average invested assets in 2004 partially offset by a decrease in the tax equivalent weighted average annual yield. The tax equivalent weighted average annual yield on invested assets was 6.4% on average invested assets of $3,272.8 million in 2004 and 6.5% on average invested assets of $2,948.1 million in 2003.

Net Realized Investment Gains. Net realized investment gains were $15.5 million in 2004 as compared to $12.7 million in 2003. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2004 and 2003, the Company recognized $19.4 million and $25.7 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In 2004 and 2003, the Company recognized $3.9 million and $13.0 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The losses of this type in 2004 ($2.5 million on an after-tax basis) resulted primarily from credit quality-related deterioration in certain municipal and asset-backed securities and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $2 million to $5 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $869.6 million as compared to $756.6 million in 2003, an increase of 15%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.7% in 2004 and 94.3% in 2003. Benefits and expenses related to the Company's asset accumulation products decreased $3.0 million primarily due to a decrease in the weighted average annual crediting rate on these products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, from 5.5% in 2003 to 4.7% in 2004.

Income Tax Expense. Income tax expense was $44.2 million in 2004 as compared to $44.6 million in 2003. The Company's effective tax rate was 26.3% in 2004 and 31.1% in 2003. The decrease in the Company's effective tax rate during 2004 reflects a $6.6 million reduction in federal income tax expense primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

2003 COMPARED TO 2002

Summary of Results. Net income was $98.9 million, or $3.09 per diluted share, in 2003 as compared to $60.7 million, or $1.90 per diluted share, in 2002. Net income in 2003 and 2002 included realized investment gains (losses) (net of the related income tax effects) of $8.3 million, or $0.26 per diluted share, and $(18.5) million, or $(0.58) per diluted share, respectively. Net income in 2002 also included a loss on extinguishment of debt (net of an income tax benefit) of $0.2 million, or $0.01 per diluted share. The increase in net income in 2003 is also attributable to growth in income from group employee benefit products and net investment income partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 20% in 2003 and the combined ratio (loss ratio plus expense ratio) was modestly lower than in 2002. Net investment income increased 15% in 2003 primarily due to a 15% increase in average invested assets. The increase in interest expense resulted from the Company's issuance of the 2033 Senior Notes and the 2003 Capital Securities.

Premium and Fee Income. Premium and fee income in 2003 was $719.1 million as compared to $627.9 million in 2002, an increase of 15%. Premiums from core group employee benefit products increased 20% to $673.7 million in 2003 from $559.2 million in 2002. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, and strong production of new business. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. Premiums from excess workers' compensation insurance for self-insured employers increased 45% to $151.5 million in 2003 from $104.2 million in 2002. This increase was primarily due to the favorable pricing environment and strong demand for this product driven by a growing shift among employers toward self-insuring their workers' compensation risks due to higher primary workers' compensation rates. SNCC obtained average price increases above 15% in connection with its renewals of insurance coverage during 2003, and continued to obtain significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 13% in 2003. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products increased 46% to $45.1 million in 2003 from $30.8 million in 2002. In addition, retention of existing customers for excess workers' compensation products in 2003 was higher than in 2002. Premiums from the Company's other core group employee benefit products increased 15% to $522.1 million in 2003 from $455.0 million in 2002, reflecting an improvement in the retention of existing customers and strong production growth in 2002. New business production for the Company's other core group employee benefit products was $175.1 million in 2003 and $170.4 million in 2002. The level of production achieved in 2003 reflected the Company's maintaining its underwriting discipline under competitive market conditions for these products and across-the-board price increases on new long-term disability business to reflect the lower discount rates on reserves implemented in 2003.

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

Deposits from the Company's asset accumulation products were $100.6 million in 2003 as compared to $135.0 million in 2002. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continued to maintain its discipline in setting the crediting rates offered on its asset accumulation products, since the interest rate spreads available on these products remained below average throughout 2002 and 2003. The decrease in deposits from the Company's asset accumulation products in 2003 was primarily due to strong equity market performance during the second half of 2003 and the continuing low interest rate environment which reduced demand for fixed annuity products.

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

Benefits and Expenses. Policyholder benefits and expenses were $756.6 million as compared to $662.4 million in 2002, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.3% in 2003 and 94.6% in 2002. Benefits and expenses related to the Company's asset accumulation products increased by $5.4 million primarily due to an increase in average funds under management from $799.8 million in 2002 to $891.2 million in 2003.

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

Income Tax Expense. Income tax expense was $44.6 million in 2003 as compared to $25.6 million in 2002. The Company's effective tax rate was 31.1% in 2003 and 29.7% in 2002. The increase in the Company's effective tax rate during 2003 was primarily due to an increase in income taxed at the Company's marginal tax rate as a result of net realized investment gains in 2003 as compared to net realized investment losses in 2002.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $79.1 million of financial resources available at the holding company level at December 31, 2004, which was primarily comprised of short-term investments, investments in the common stock of its investment subsidiaries, and fixed maturity securities. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2005, the Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $61.4 million. The Company's insurance subsidiaries may also pay additional dividends with the requisite regulatory approvals. See "Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. At December 31, 2004, the Company had $86.0 million of borrowings available under its revolving credit facility.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, interest payments on the 2033 Senior Notes, and distributions on the Capital Securities and the 2003 Capital Securities. The maximum amount of borrowings available under the Company's revolving credit facility, which expires in December 2006, is $100.0 million. The Company intends to obtain an extension of, or replace, the revolving credit facility prior to its maturity. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. See Notes D and J to the Consolidated Financial Statements.

The following table summarizes the Company's significant contractual obligations at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes and the junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the consolidated financial statements, as referenced in the table:

                             CONTRACTUAL OBLIGATIONS

                                                                          Payments Due by Period
                                                     ----------------------------------------------------------------
                                                                  Less than        1 - 3        3 - 5      More than
                                                         Total       1 Year        Years        Years       5 Years
                                                     -----------  ---------     ----------   -----------  -----------
                                                                           (dollars in thousands)
Other long-term liabilities (1)....................  $ 3,166,317  $ 433,515     $  596,119   $   436,014  $ 1,700,669
Corporate debt (Note D)............................      157,750     14,000              -             -      143,750
Interest on corporate debt (Note D) (2)............      328,596     11,972         23,438        23,000      270,186
Advances from Federal Home Loan Bank (Note E)......       85,000     30,000              -             -       55,000
Interest on advances from Federal
     Home Loan Bank (Note E).......................       63,962      4,690          8,212         8,212       42,848
Junior subordinated deferrable interest debentures
     underlying company-obligated mandatorily
     redeemable capital securities issued
     by unconsolidated  subsidiaries (Note J)......       59,762          -              -             -       59,762
Interest on junior subordinated deferrable interest
     debentures (Note J) (3).......................      112,385      4,649          9,299         9,302       89,135
Operating lease obligations (Note M)...............       42,208      9,953         18,986        11,407        1,862
                                                     -----------  ---------     ----------   -----------  -----------
     Total contractual obligations.................  $ 4,015,980  $ 508,779     $  656,054   $   487,935  $ 2,363,212
                                                     ===========  =========     ==========   ===========  ===========

(1) Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company's insurance products, as well as policyholder account balances. Substantially all of the amounts contained in this table with respect to such liabilities consist of estimates by the Company's management based on various actuarial and other assumptions relating to mortality, morbidity, claim termination and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company's insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table. See "Critical Accounting Policies."

(2)   Primarily includes interest on the 2033 Senior Notes.

(3) Includes interest on the outstanding junior subordinated debentures underlying the Capital Securities and the 2003 Junior Subordinated Debentures underlying the 2003 Capital Securities. Interest on the 2003 Junior Subordinated Debentures was computed using the indexed rate in effect at December 31, 2004 of 6.38%.

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

The principal liquidity requirements of the Company's insurance subsidiaries are their contractual obligations to policyholders and other financing sources. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See "Asset/Liability Management and Market Risk." Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period. However, if such contractual obligations were to arise more rapidly or in greater amounts than anticipated in the Company's asset/liability matching analysis, the Company could be required to sell securities earlier than anticipated, potentially resulting in the realization of capital losses (particularly, as regards fixed income securities, in a rising interest rate environment), or to borrow funds from available credit sources, in order to fund the payment of such obligations. In any of such events, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

Cash Flows. Operating activities increased cash by $264.1 million, $237.5 million and $208.5 million in 2004, 2003, and 2002, respectively. Net investing activities used $265.6 million of cash during 2004 primarily for the purchase of securities, and financing activities provided $7.1 million of cash principally due to deposits from asset accumulation products partially offset by the repayment of certain advances from the Federal Home Loan Bank.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. The Company did not repurchase any shares in 2004. At December 31, 2004, the repurchase of approximately 1.1 million shares remained authorized under this program. During 2004, the Company received 13,176 shares of the Company's Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3,541.1 million at December 31, 2004, primarily consists of investments in fixed maturity securities and short-term investments. During 2004, the market value of the Company's investment portfolio, in relation to its amortized cost, remained at the same level as in 2003, before related changes in the cost of business acquired of $7.4 million and the income tax provision of $2.5 million. In addition, the Company recognized pre-tax net investment gains of $15.5 million in 2004. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 2004. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2004, approximately 40% of the Company's total invested assets were comprised of corporate fixed maturity securities. Eighty-seven percent of the Company's corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA - 5%, AA - 8%, A
- 32%, and BBB - 42%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To reduce its exposure to corporate credit risk, the Company diversifies its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 22% of the Company's total invested assets at December 31, 2004. Ninety-eight percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2004, the Company had outstanding advances of $85.0 million. The advances were obtained at a fixed rate and have a weighted average term to maturity of
10.3 years. A total of $30.0 million of these advances will mature at various times during 2005. During 2004, $95.0 million of Federal Home Loan Bank advances matured and were repaid and $30.0 million of advances were obtained by the Company. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. See Note F to the Consolidated Financial Statements.

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

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company's other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the "duration gap," remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which consist of its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2004, the Company maintained these duration gaps within the aforementioned maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swaps agreements to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2004, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company's investment in non-dollar denominated fixed maturity securities during 2004 was less than 0.1% of total invested assets.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $49.8 million at December 31, 2004 as compared to a decline of approximately $29.2 million at December 31, 2003. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. At December 31, 2004, a hypothetical 10% decrease in market interest rates would cause a corresponding $11.0 million increase in the fair value of the Company's fixed-rate corporate debt which matures in 2033 as compared to an increase of $13.5 million at December 31, 2003. Because interest expense on the Company's floating-rate corporate debt that was outstanding at December 31, 2004 would have fluctuated as prevailing interest rates changed, changes in market interest rates would not have materially affected its fair value.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. For long-term disability products (effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004) the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes have reduced the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company has implemented a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's results of operations could be adversely affected. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RSLIC Performance-Contingent Options. In April 2004, the Company granted performance-contingent incentive options to purchase 150,000 shares of the Company's Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,050,000 options, subject to approval by the Company's stockholders at the 2004 annual meeting of the proposed increase in the number of shares reserved for issuance under the Company's option plan under which the options were granted by 1,000,000 shares. This approval has been received. The options, which have a ten-year term and whose exercise price equals the fair market value of a share of such stock (as determined in accordance with the Company option plan under which the options were granted) on the grant date, will become exercisable only to the extent that RSLIC - Texas, RSLIC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with the current year; otherwise, such options will be forfeited. These targets, as described below, generally require that RSLIC Texas's aggregate consolidated Pre-Tax Operating Income, as defined and computed under each of the related option agreements ("PTOI"), increases during these periods at an annual average rate of over 11% for any of the options to become exercisable, and at an annual average rate of at least 16% for the options to become fully exercisable.

75,000 of each executive's options will become exercisable if RSLIC Texas's PTOI, for the three year performance period is at least $329.4 million; otherwise, a reduced number of such options will become exercisable to the extent that PTOI for such period exceeds $300.5 million, determined by interpolating between zero and 75,000 according to where the PTOI amount falls in the range between $300.5 million and $329.4 million.

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

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves for future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $1,663.9 million at December 31, 2004, represent management's best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information.

The most significant assumptions made in the estimation process for future policy benefits relate to mortality, morbidity, claim termination and discount rates. The reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims and estimates of IBNR losses are developed on the basis of past experience. The most significant assumptions made in the estimation process for unpaid claims and claim expenses are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The assumptions vary based on the year the claim is incurred. At December 31, 2004, disability and primary and excess workers' compensation reserves for unpaid claims and claim expenses with a carrying value of $750.6 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Primary and excess workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The methods and assumptions used to establish reserves for future policy benefits and unpaid claims and claim expenses are continually reviewed and updated based on current circumstances, and any resulting adjustments are reflected in earnings currently. There have been no material changes in the actuarial assumptions and/or methods from those used in the previous periods. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting, and certain sales office expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Deferred acquisition costs related to group life, disability and accident products, which totaled $150.4 million at December 31, 2004, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $11.4 million at December 31, 2004, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $43.6 million at December 31, 2004, are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of other comprehensive income in shareholders' equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $61.1 million, $53.7 million and $43.2 million in 2004, 2003 and 2002, respectively. These amounts represented 31%, 31% and 30%, respectively, of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods.

Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income in shareholders' equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety eight percent of the Company's fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Securities acquired through private placements, which are not actively traded in a liquid market and do not have other mechanisms for their liquidation, totaled $76.6 million at December 31, 2004. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. In 2004, 2003 and 2002, the Company recognized losses totaling $3.9 million, $13.0 million and $54.1 million, respectively, for the other than temporary decline in the value of certain securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer's credit ratings, deteriorating financial results of issuers, adverse changes in the amount and timing of estimated future cash flows from securities and the impact of the recessionary economic environment on issuers' financial positions. Investment grade and non-investment grade fixed maturity securities comprised 80.4% and 5.7%, respectively, of the Company's total investment portfolio at December 31, 2004. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $113.5 million and $6.6 million, respectively, at December 31, 2004. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $7.7 million and $4.1 million, respectively, at December 31, 2004. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company's balance sheet as a component of other comprehensive income. The Company anticipates that if certain existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $3 million to $8 million pre-tax ($2 million to $5 million on an after-tax basis) with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of the Company's procedures for the evaluation of other than temporary impairment in valuation. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the partnerships' underlying investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. As of December 31, 2004, there were no adjustments in such values, as compared with a reduction in value of $6.7 million as of December 31, 2003. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances.


FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in the remainder of this section. The Company disclaims any obligation to update forward-looking information.

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

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See "Critical Accounting Policies - Investments" for a description of management's evaluation process. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations - 2004 Compared to 2003."

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

      THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. At December 31, 2004 and 2003, the Company had reinsurance receivables of $428.7 million and $409.6 million, respectively. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly adjust the prices or other terms of its insurance policies or successfully implement other operational initiatives, as to which no assurance can be given. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions are presently being offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 for the Company's excess workers' compensation and long-term disability products. See "Liquidity and Capital Resources - Reinsurance." In the future, the Company's reinsurers may continue to seek price increases, although the extent of any such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, which terminates on December 31, 2005, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible. See "Business - Group Employee Benefit Products." The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

In April 2004, the New York Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company has received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office and the North Carolina Department of Insurance in connection with their investigations. The Company anticipates that additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company will fully cooperate with inquiries it has received to date, as well as any future inquiries of this type.

As previously disclosed, based on an internal review relating to the Company's insurance subsidiaries, the Company has identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company has been able to specifically identify in this regard are limited in number and involved modest amounts of premium. The Company has reported on these issues to the NYAG's office and to the Missouri Department of Insurance, and will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

      THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2005 as rated by A.M. Best, Fitch, Moody's and Standard & Poor's were A- (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2005 as rated by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong), and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of February 2005 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb-, BBB, Baa3 and BBB, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this Form 10-K under the heading "Liquidity and Capital Resources - Asset/Liability Management and Market Risk" beginning on page 25 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 38 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company's management, including the CEO and Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits in Item 15(b) in Part IV of this Form 10-K.

Management's annual report on internal control over financial reporting and the attestation report of the Company's registered public accounting firm are included below.


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting," that Delphi Financial Group, Inc and its subsidiaries (collectively, the "Company"), maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated February 21, 2005 expressed an unqualified opinion thereon.


                                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2005

ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders, under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

On June 1, 2004, Robert Rosenkranz, the Company's Chairman, President and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders, under the caption "Independent Auditors" and is incorporated herein by reference.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 39 of this Form 10-K.

(b) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

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

    4.4      Amended and Restated Limited Liability Agreement of Delphi Funding
             L.L.C. dated as of March 25, 1997, among Delphi Financial Group,
             Inc., as Managing Member, Chestnut Investors III, Inc., as
             Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a)) (8)

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

    10.2 First Amendment to Credit Agreement, dated as of December 15, 2003, among Delphi Financial Group, Inc., the various financial institutions parties thereto (collectively, the "Lenders"), and Bank of America, N.A., as Administrative Agent (Exhibit 10.1) (19)

    10.3     Delphi Financial Group, Inc. Second Amended and Restated
             Nonqualified Employee Stock Option Plan, as amended May 23, 2001
             (Exhibit 10.1) (12)

    10.4     Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and
             Share Award Plan, as amended (Exhibit 10.1) (20)

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

    10.9     Delphi Financial Group, Inc. Amended and Restated Long-Term
             Performance-Based Incentive Plan (Exhibit 10.3) (18)

    10.10    2003 Bonus Criteria for Chairman, President and Chief Executive
             Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (16)

    10.11    SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12)
             (5)

    10.12    Stockholders Agreement, dated as of October 5, 1995, among the
             Company and the affiliate stockholders named therein (Exhibit
             10.30) (6)

    10.13    Reliance Standard Life Insurance Company Nonqualified Deferred
             Compensation Plan (Exhibit 10.14) (6)

    10.14    Reliance Standard Life Insurance Company Supplemental Executive
             Retirement Plan (Exhibit 10.15) (6)

    10.15    Reliance Standard Life Insurance Company Management Incentive
             Compensation Plan (Exhibit 10.2) (21)

    10.16    Stock Option Award Agreement, dated July 8, 2003, for Harold F. Ilg
             (Exhibit 10.5) (18)

    10.17    Stock Option Award Agreement, dated May 19, 2004, for Lawrence E.
             Daurelle (Exhibit 10.1) (21)

    10.18    Delphi Financial Group, Inc. Second Amended and Restated Directors
             Stock Option Plan, as amended May 28, 2003 (Exhibit 10.2) (18)

    10.19    Delphi Financial Group, Inc. Annual Incentive Compensation Plan
             (Exhibit 10.2) (20)

    10.20    Employment Agreement, dated March 18, 1994, for Robert M. Smith,
             Jr. (Exhibit 10.31) (4)

    10.21    Employment Agreement, dated July 8, 2003, between Safety National
             Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (18)

    10.22    Form of Restricted Share Unit Award Agreement (Exhibit 99.1) (22)

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

    11.1     Computation of Results per Share of Common Stock (23)

    21.1     List of Subsidiaries of the Company (24)

    23.1     Consent of Ernst & Young LLP (24)

    24.1     Powers of Attorney (24)

    31.1     Certification by the Chairman of the Board, President and Chief
             Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or
             15d-14(a) (24)

    31.2     Certification by the Vice President and Treasurer of Periodic
             Report Pursuant to Rule 13a-14(a) or 15d-14(a) (24)

    32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 (24)

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

      (19) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 2003.

      (20) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2004.

      (21) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2004.

      (22) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated February 9, 2005.

      (23) Incorporated herein by reference to Note O to the Consolidated Financial Statements included elsewhere herein.

      (24)  Filed herewith.


(c) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 39 of this Form 10-K are included under Item 8 and are presented beginning on page 67 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name                                       Capacity                          Date
----                                       --------                          ----
 /s/       ROBERT ROSENKRANZ               Chairman of the Board,            March 15, 2005
---------------------------------------    President and Chief Executive
          (Robert Rosenkranz)              Officer (Principal Executive
                                           Officer)


                 *                         Director                          March 15, 2005
---------------------------------------
           (Kevin R. Brine)

                   *                       Director                          March 15, 2005
---------------------------------------
        (Lawrence E. Daurelle)

                   *                       Director                          March 15, 2005
---------------------------------------
            (Edward A. Fox)

                   *                       Director                          March 15, 2005
---------------------------------------
            (Harold F. Ilg)

                   *                       Director                          March 15, 2005
---------------------------------------
           (James N. Meehan)

                   *                       Director                          March 15, 2005
---------------------------------------
         (Philip R. O'Connor)

                   *                       Director                          March 15, 2005
---------------------------------------
          (Donald A. Sherman)

/s/    ROBERT M. SMITH, JR.                Director and Executive            March 15, 2005
---------------------------------------    Vice President
        (Robert M. Smith, Jr.)

                   *                       Vice President and                March 15, 2005
---------------------------------------    Treasurer (Principal
         (Thomas W. Burghart)              Accounting and Financial
                                           Officer)



* BY:  /s/     ROBERT ROSENKRANZ
      ---------------------------------
               Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Year Ended December 31, 2004
                                               -----------------------------------------
                                                First      Second      Third     Fourth
                                               Quarter    Quarter    Quarter    Quarter
                                               --------   --------   --------   --------
Revenues excluding realized investment gains   $253,253   $255,754   $258,512   $272,852
Realized investment gains                         5,221      1,941      1,433      6,865
                                               --------   --------   --------   --------
Total revenues                                  258,474    257,695    259,945    279,717
Operating income                                 48,597     43,272     44,106     50,252
Net income                                       30,621     27,133     32,179     33,610
Basic results per share of common stock:
   Net income                                  $   0.97   $   0.85   $   1.00   $   1.05
Diluted results per share of common stock:
   Net income                                  $   0.94   $   0.82   $   0.98   $   1.01

                                                      Year Ended December 31, 2003
                                               ----------------------------------------
                                                First      Second      Third     Fourth
                                               Quarter    Quarter    Quarter    Quarter
                                               --------   --------   --------   --------
Revenues excluding realized investment gains   $217,466   $224,274   $227,401   $236,312
Realized investment gains                         1,215      3,464      3,170      4,875
                                               --------   --------   --------   --------
Total revenues                                  218,681    227,738    230,571    241,187
Operating income                                 35,235     40,020     42,479     43,865
Net income                                       22,496     24,692     24,892     26,836
Basic results per share of common stock:
   Net income                                  $   0.72   $   0.80   $   0.80   $   0.86
Diluted results per share of common stock:
   Net income                                  $   0.71   $   0.77   $   0.78   $   0.83

Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.

Results for the first, second, third and fourth quarters of 2004 include pre-tax investment losses of $2.4 million, $0.1 million, $0.6 million and $0.8 million, respectively, due to the other than temporary declines in the market values of certain securities. Results for the third and fourth quarters of 2004 also include a reduction of federal income tax expense of $4.6 million and $2.0 million, respectively, primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures. Results for the first, second, and fourth quarters of 2003 include pre-tax investment losses of $5.1 million, $7.2 million and $0.7 million, respectively, due to the other than temporary declines in the market values of certain securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes B and G to the Consolidated Financial Statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
                                                                                                            ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

     Report of Independent Registered Public Accounting Firm...........................................       40

     Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002..................       41

     Consolidated Balance Sheets - December 31, 2004 and 2003..........................................       42

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2004, 2003 and 2002....       43

     Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002..............       44

     Notes to Consolidated Financial Statements........................................................       45


Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

     Schedule I, Summary of Investments Other Than Investments in Related Parties......................       67

     Schedule II, Condensed Financial Information of Registrant........................................       68

     Schedule III, Supplementary Insurance Information.................................................       72

     Schedule IV, Reinsurance..........................................................................       73

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations...........       74

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Directors
Delphi Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the Consolidated Financial Statements, in 2004 the Company changed its method of accounting for variable interest entities, and in 2003 changed its method of accounting for stock options.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.



                                                    /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2005

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Year Ended December 31,
                                                                ------------------------------------------
                                                                   2004            2003           2002
                                                                -----------    -----------     -----------
Revenue:
   Premium and fee income....................................   $   837,597    $   719,087     $   627,857
   Net investment income.....................................       202,774        186,366         162,036
   Net realized investment gains (losses)....................        15,460         12,724         (28,469)
   Loss on extinguishment of debt ..........................              -              -            (332)
                                                                -----------    -----------     -----------
                                                                  1,055,831        918,177         761,092
                                                                -----------    -----------     -----------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders...       619,140        530,625         471,984
   Commissions...............................................        60,796         52,380          43,169
   Amortization of cost of business acquired.................        63,132         55,764          45,742
   Other operating expenses..................................       126,536        117,809         101,533
                                                                -----------    -----------     -----------
                                                                    869,604        756,578         662,428
                                                                -----------    -----------     -----------

   Operating income..........................................       186,227        161,599          98,664

Interest expense:
   Corporate debt............................................        14,040         14,052           9,025
   Junior subordinated deferrable interest debentures........         4,486          4,035           3,356
                                                                -----------    ------------    -----------
                                                                     18,526         18,087          12,381
                                                                -----------    -----------     -----------

        Income before income tax expense.....................       167,701        143,512          86,283

Income tax expense...........................................        44,158         44,596          25,631
                                                                -----------    -----------     -----------

      Net income.............................................   $   123,543    $    98,916     $    60,652
                                                                ===========    ===========     ===========

Basic results per share of common stock:
   Net income ...............................................   $      3.87    $      3.17     $     1.95

Diluted results per share of common stock:
   Net income ...............................................   $      3.75    $      3.09     $     1.90

Dividends paid per share of common stock.....................   $      0.32    $      0.23     $     0.20


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        December 31,
                                                                                 --------------------------
                                                                                    2004            2003
                                                                                 -----------    -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................   $ 3,049,013    $ 2,862,045
      Short-term investments .................................................        95,761        114,752
      Other investments ......................................................       396,302        225,957
                                                                                 -----------    -----------
                                                                                   3,541,076      3,202,754
   Cash ......................................................................        24,324         18,733
   Cost of business acquired .................................................       212,549        183,665
   Reinsurance receivables ...................................................       428,707        409,620
   Goodwill ..................................................................        93,929         93,929
   Securities lending collateral .............................................       236,900             --
   Other assets ..............................................................       203,777        176,170
   Assets held in separate account ...........................................        88,205         92,661
                                                                                 -----------    -----------
      Total assets ...........................................................   $ 4,829,467    $ 4,177,532
                                                                                 ===========    ===========


Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ...................................................................   $   261,289    $   246,634
      Disability and accident ................................................       488,909        439,158
   Unpaid claims and claim expenses:
      Life ...................................................................        49,441         47,395
      Disability and accident ................................................       218,316        189,740
      Casualty ...............................................................       645,948        572,690
   Policyholder account balances .............................................     1,024,577        961,356
   Corporate debt ............................................................       157,750        143,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries .......................        59,762             --
   Securities lending payable ................................................       236,900             --
   Advances from Federal Home Loan Bank ......................................        85,395        150,789
   Other liabilities and policyholder funds ..................................       573,127        492,117
   Liabilities related to separate account ...................................        88,205         79,413
                                                                                 -----------    -----------
      Total liabilities ......................................................     3,889,619      3,323,042
                                                                                 -----------    -----------

   Company-obligated mandatorily redeemable capital securities of subsidiaries            --         56,050
                                                                                 -----------    -----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ................            --             --
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
      30,418,291 and 29,457,024 shares issued and outstanding, respectively ..           304            295
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
      3,904,481 and 4,177,357 shares issued and outstanding, respectively ....            39             42
      Additional paid-in capital .............................................       406,908        383,573
      Accumulated other comprehensive income .................................        57,371         52,428
      Retained earnings ......................................................       534,540        421,080
      Treasury stock, at cost; 2,573,211 and 2,560,035 shares of
         Class A Common Stock, respectively ..................................       (59,314)       (58,978)
                                                                                 -----------    -----------
         Total shareholders' equity ..........................................       939,848        798,440
                                                                                 -----------    -----------
             Total liabilities and shareholders' equity ......................   $ 4,829,467    $ 4,177,532
                                                                                 ===========    ===========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                              Accumulated
                                                                                 Other
                                         Class A    Class B     Additional    Comprehensive
                                         Common     Common        Paid-in        (Loss)        Retained     Treasury
                                          Stock      Stock        Capital        Income        Earnings       Stock        Total
                                        ---------   ---------    ---------      ---------      ---------    ---------    ---------
Balance, January 1, 2002 ............   $     178   $      41    $ 369,385      $ (10,985)     $ 274,874    $ (51,499)   $ 581,994
                                                                                                                         ---------

Net income ..........................          --          --           --             --         60,652           --       60,652
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments ....          --          --           --         44,557             --           --       44,557
   Net unrealized loss on cash
     flow hedge .....................          --          --           --         (3,290)            --           --       (3,290)
   Minimum pension liability
     adjustment .....................          --          --           --           (279)            --           --         (279)
                                                                                                                         ---------
Comprehensive income ................                                                                                      101,640

Issuance of stock, exercise of stock
   options and share conversions ....          11          (9)       3,971             --             --           --        3,973
Cash dividends ......................          --          --           --             --         (5,952)          --       (5,952)
                                        ---------   ---------    ---------      ---------      ---------    ---------    ---------
   Balance, December 31, 2002 .......   $     189   $      32    $ 373,356      $  30,003      $ 329,574    $ (51,499)   $ 681,655

Net income ..........................          --          --           --             --         98,916           --       98,916
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments ....          --          --           --         26,395             --           --       26,395
   Increase in net loss on cash flow
     hedge ..........................          --          --           --         (4,106)            --           --       (4,106)
   Net change in minimum pension
     liability adjustment ...........          --          --           --            136             --           --          136
                                                                                                                         ---------
Comprehensive income ................                                                                                      121,341

Issuance of stock, exercise of stock
    options and share conversions ...           8          (4)       8,865             --             --           --        8,869
Stock-based compensation ............          --          --        1,465             --             --           --        1,465
Acquisition of treasury stock .......          --          --           --             --             --       (7,479)      (7,479)
Cash dividends ......................          --          --           --             --         (7,410)          --       (7,410)
Three-for-two stock split ...........          98          14         (113)            --             --           --           (1)
                                        ---------   ---------    ---------      ---------      ---------    ---------    ---------
   Balance, December 31, 2003 .......   $     295   $      42    $ 383,573      $  52,428      $ 421,080    $ (58,978)   $ 798,440

Net income ..........................          --          --           --             --        123,543           --      123,543
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments ....          --          --           --          4,716             --           --        4,716
   Decrease in net loss on
     cash flow hedge ................          --          --           --            786             --           --          786
   Net change in minimum pension
     liability adjustment ...........          --          --           --           (559)            --           --         (559)
                                                                                                                         ---------
Comprehensive income ................                                                                                      128,486

Issuance of stock, exercise of stock
    options and share conversions ...           9          (3)      20,596             --             --           --       20,602
Stock-based compensation ............          --          --        2,739             --             --           --        2,739
Acquisition of treasury stock .......          --          --           --             --             --         (336)        (336)
Cash dividends ......................          --          --           --             --        (10,083)          --      (10,083)
                                        ---------   ---------    ---------      ---------      ---------    ---------    ---------
   Balance, December 31, 2004 .......   $     304   $      39    $ 406,908      $  57,371      $ 534,540    $ (59,314)   $ 939,848
                                        =========   =========    =========      =========      =========    =========    =========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2004            2003           2002
                                                                         -----------    -----------     -----------
Operating activities:
   Net income ........................................................   $   123,543    $    98,916     $    60,652
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts..........       201,571        177,282         107,359
      Net change in reinsurance receivables and payables..............       (16,568)       (21,336)         (8,599)
      Amortization, principally the cost of business acquired
        and investments...............................................        49,325         41,184          29,768
      Deferred costs of business acquired.............................       (84,627)       (76,836)        (68,725)
      Net realized (gains) losses on investments......................       (15,460)       (12,724)         28,469
      Loss on extinguishment of debt..................................             -              -             332
      Net change in federal income tax liability......................        24,057         20,720          25,955
      Other...........................................................       (17,746)        10,289          33,332
                                                                         -----------    -----------     -----------
        Net cash provided by operating activities.....................       264,095        237,495         208,543
                                                                         -----------    -----------     ------------

Investing activities:
   Purchases of investments and loans made............................    (1,881,235)    (1,845,331)     (1,137,062)
   Sales of investments and receipts from repayment of loans..........     1,390,290      1,372,088         753,801
   Maturities of investments..........................................       211,483        147,428         183,050
   Net change in short-term investments...............................        18,991         90,373        (111,926)
   Change in deposit in separate account..............................        (5,090)        (3,128)            202
                                                                         -----------    -----------     -----------
        Net cash used by investing activities.........................      (265,561)      (238,570)       (311,935)
                                                                         -----------    -----------     -----------

Financing activities:
   Deposits to policyholder accounts..................................       140,173        106,986         140,336
   Withdrawals from policyholder accounts.............................       (88,251)       (88,081)        (56,104)
   Proceeds from issuance of 2033 Senior Notes........................             -        139,222               -
   Borrowings under revolving credit facilities.......................        38,000         34,000          49,000
   Principal payments under revolving credit facilities...............       (24,000)       (71,000)        (37,000)
   Repayments or repurchase of other corporate debt...................             -        (81,150)        (19,874)
   Proceeds from issuance of 2003 Capital Securities..................             -         19,399               -
   Change in liability for Federal Home Loan Bank advances............       (65,000)       (57,000)         45,000
   Other financing activities.........................................         6,135        (10,237)         (1,979)
                                                                         -----------    -----------     -----------
        Net cash provided (used) by financing activities                       7,057         (7,861)        119,379
                                                                         -----------    -----------     -----------

Increase (decrease) in cash...........................................         5,591         (8,936)         15,987
Cash at beginning of year.............................................        18,733         27,669          11,682
                                                                         -----------    -----------     -----------
      Cash at end of year.............................................   $    24,324    $    18,733     $    27,669
                                                                         ===========    ===========     ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), Safety First Insurance Company ("SFIC"), SIG Holdings, Inc. ("SIG") and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform with the 2004 presentation. As of December 31, 2004, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the corporate general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the voting power of the Company's common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of net income excluding realized investment gains and losses and losses on extinguishment of debt and before interest and income tax expense. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of equity securities, balances with independent investment managers, trading account securities, mortgage loans, and amounts receivable from investment sales. Equity securities are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. Balances with independent investment managers principally represent investments in limited partnerships and are reflected on the equity method, with earnings included in net investment income. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in income. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting and certain sales office expenses, are deferred when incurred. For certain annuity products, these costs are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' surrender charges and mortality, investment and expense margins. Deferred acquisition costs for life, disability and accident products are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs for casualty insurance products are amortized over the period in which the related premium is earned. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for disability and group life insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of accumulated other comprehensive income or loss.

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Goodwill. Since January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized over a pre-determined period, but are required to be periodically reviewed for impairment. Other intangible assets with finite lives continue to be amortized over their useful lives. At January 1, 2002, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations do not meet the quantitative threshold for reportable segments and, therefore, are reported in the "other" segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the year ended December 31, 2004, 2003, or 2002, respectively.

Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The Company receives a proportionate share of the income or loss of the assets of the separate account; income is generally reinvested in the separate account. Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Prior to adoption of SOP No. 03-1, the Company was required to report the aggregate of all separate account assets as a single caption on its balance sheet, which was titled "Assets held in separate account." Under the provisions of SOP No. 03-1, the Company is required to allocate its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet. At December 31, 2004, the Company's proportionate interest in the separate account's assets was $18.3 million. SOP No. 03-1 also provides specific guidance for accounting for certain nontraditional long-duration insurance contracts. Nontraditional long-duration insurance contracts are annuity and life products which combine fixed and variable features and that are not covered by specific accounting guidance in Statement of Financial Accounting Standard ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The Company offers nontraditional long-duration insurance contracts such as annuity products with a market value adjustment feature and first year bonus interest rates. The adoption of SOP No. 03-1 did not have a material effect on the financial position or results of operations of the Company.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 2004, disability and primary and excess workers' compensation reserves with a carrying value of $750.6 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%.

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the policyholders' aggregate accumulated value.

Junior Subordinated Deferrable Interest Debentures underlying Company-obligated Mandatorily Redeemable Capital Securities issued by Unconsolidated Subsidiaries. The Company adopted revised Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as of March 31, 2004. The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at December 31, 2004, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets. The adoption of revised FIN No. 46 did not have a material effect on the Company's financial position, results of operations or ability to comply with its debt covenants.

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

Premium Recognition. The Company's group insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period and recognized in proportion to the amount of insurance protection provided. All insurance-related revenue is reported net of premiums ceded under reinsurance arrangements. A reserve is provided for the portion of premiums written which relates to unexpired contract terms. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk. Revenue from asset accumulation products consists of policy charges for the cost of insurance, policy administration charges and surrender charges assessed against the policyholder account balances during the period.

Stock Options. Prior to the second quarter of 2003, the Company accounted for stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's stock option plans are more fully described in Note N. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense was recognized in the Company's financial statements for the year ended December 31, 2002. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 are applied to

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

all option awards granted, modified, or settled after January 1, 2003. The expense related to stock-based compensation included in the determination of the Company's net income for 2003 and 2004 is less than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date:

                                                                              Year Ended December 31,
                                                                 --------------------------------------------
                                                                    2004              2003            2002
                                                                 -----------      -----------     -----------
                                                                 (dollars in thousands, except per share data)
Net income, as reported ....................................     $   123,543      $    98,916     $    60,652
Add: Stock-based employee compensation expense included
    in reported net income, net of related tax effects .....           2,222            1,218              --
Deduct: Stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects .............................          (2,955)          (2,229)         (2,462)
                                                                 -----------      -----------     -----------
Pro forma net income .......................................     $   122,810      $    97,905     $    58,190
                                                                 ===========      ===========     ===========

Earnings per share:
    Basic, as reported .....................................     $      3.87      $      3.17     $      1.95
    Basic, pro forma .......................................            3.84             3.14            1.87

    Diluted, as reported ...................................     $      3.75      $      3.09     $      1.90
    Diluted, pro forma .....................................            3.70             3.03            1.81

The weighted average per share fair value used to calculate compensation expense for 2004 and 2003 and pro forma compensation expense for 2002 was $11.46, $7.85 and $8.81, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 2.3% to 4.8%, volatility factors of the expected market price of the Company's common stock ranging from 27% to 31%, expected lives of the options of five years and dividend yields from 0.6% to 0.8%. Compensation expense is recognized over the expected life of the option using the straight-line method.

Statements of Cash Flows. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption "short-term investments" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the guidance provided in EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments," as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are accounted for using the cost method specified in APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The new guidance for determining whether an impairment in the value of a security is other-than-temporary was scheduled to become effective for reporting periods beginning after June 15, 2004. In September 2004, however, the FASB issued FASB Staff Position EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the effective date for the impairment recognition and measurement guidance of EITF Issue 03-1 until certain implementation issues are addressed. The FASB is expected to issue finalized guidance in 2005. Pending a final resolution by the FASB, the Company, as required, will continue to apply existing authoritative literature with respect to the recognition of losses related to the other-than-temporary impairment of securities. In the absence of such final resolution, the Company is unable to determine the impact, if any, that the impairment provisions of EITF Issue 03-1 will have on the Company's consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In December 2004, the FASB issued SFAS No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. SFAS No. 123R is required to be adopted no later than the first interim or annual period beginning after June 15, 2005 with early adoption also permitted. Upon adoption, the Company will be required to select a transition method between two permitted alternatives, a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized for all new awards granted after the date of adoption and any previously granted awards that are not fully vested. Under the "modified retrospective" method, compensation cost is recognized based on the requirements of the modified prospective method described above, but this method also permits the restatement of financial statements, either for all prior periods presented or prior interim periods in the year of adoption, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

Since FAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company has already adopted SFAS No. 123 using the prospective transition method, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under the revised statement. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above in "Stock Options." In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company's benefits of tax deductions in excess of recognized compensation cost were not material in 2004, 2003 or 2002. The Company has not yet determined which method of adoption it will use nor what the effects of SFAS No. 123R will be on the future earnings and financial position of the Company.

NOTE B - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                      December 31, 2004
                                                   --------------------------------------------------------
                                                                     Gross         Gross
                                                   Amortized      Unrealized     Unrealized        Fair
                                                      Cost           Gains         Losses          Value
                                                   ----------     ----------     ----------      ----------
                                                                    (dollars in thousands)
Mortgage-backed securities ...................     $  761,406     $   19,713     $   (4,051)     $  777,068
Corporate securities .........................      1,356,314         75,123         (6,066)      1,425,371
U.S. Treasury and other U.S. Government
   guaranteed securities .....................        330,856          3,721           (314)        334,263
Obligations of U.S. states, municipalities and
   political subdivisions ....................        489,942         22,637           (268)        512,311
                                                   ----------     ----------     ----------      ----------
      Total fixed maturity securities ........     $2,938,518     $  121,194     $  (10,699)     $3,049,013
                                                   ==========     ==========     ==========      ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE B - INVESTMENTS - (CONTINUED)

                                                                      December 31, 2003
                                                   --------------------------------------------------------
                                                                    Gross         Gross
                                                   Amortized      Unrealized     Unrealized         Fair
                                                      Cost          Gains          Losses           Value
                                                   ----------     ----------     ----------      ----------
                                                                    (dollars in thousands)
Mortgage-backed securities ...................     $  628,987     $   16,860     $   (2,547)     $  643,300
Corporate securities .........................      1,269,537         81,929         (9,330)      1,342,136
U.S. Treasury and other U.S. Government
   guaranteed securities .....................        380,139          5,318            (40)        385,417
Obligations of U.S. states, municipalities and
   political subdivisions ....................        472,218         21,760         (2,786)        491,192
                                                   ----------     ----------     ----------      ----------
      Total fixed maturity securities ........     $2,750,881     $  125,867     $  (14,703)     $2,862,045
                                                   ==========     ==========     ==========      ==========

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                      Amortized         Fair
                                         Cost           Value
                                      ----------     ----------
                                        (dollars in thousands)
Mortgage-backed securities .........  $  761,406     $  777,068

Other securities:
   Less than one year ..............      33,996         34,168
   Greater than 1, up to 5 years ...     675,587        700,875
   Greater than 5, up to 10 years ..     733,237        772,756
   Greater than 10 years ...........     734,292        764,146
                                      ----------     ----------
      Total ........................  $2,938,518     $3,049,013
                                      ==========     ==========

Net investment income was attributable to the following:

                                             Year Ended December 31,
                                   ------------------------------------------
                                      2004            2003           2002
                                   -----------    -----------     -----------
                                             (dollars in thousands)
Gross investment income:
   Fixed maturity securities....   $   186,095    $   169,457     $   167,109
   Other........................        43,596         46,019          11,130
                                   -----------    -----------     -----------
                                       229,691        215,476         178,239
Less: Investment expenses.......        26,917         29,110          16,203
                                   -----------    -----------     -----------
                                   $   202,774    $   186,366     $   162,036
                                   ===========    ===========     ===========

Net realized investment gains (losses) arose from the following:

                                          Year Ended December 31,
                                ------------------------------------------
                                   2004            2003           2002
                                -----------    -----------     -----------
                                        (dollars in thousands)
Fixed maturity securities....   $    13,178    $    11,857     $   (15,668)
Equity securities............           741            867         (12,024)
Other investments............         1,541             --            (777)
                                -----------    -----------     -----------
                                $    15,460    $    12,724     $   (28,469)
                                ===========    ===========     ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE B - INVESTMENTS - (CONTINUED)

Proceeds from sales of fixed maturity securities during 2004, 2003 and 2002 were $1,126.1 million, $853.1 million and $518.6 million, respectively. Gross gains of $22.1 million, $29.1 million and $32.0 million and gross losses of $5.0 million, $3.4 million and $4.3 million, respectively, were realized on those sales. In 2004, 2003, and 2002, the net gains (losses) realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain securities of $3.9 million, $13.0 million and $43.3 million, respectively. In 2002, losses on equity securities included a provision for the other than temporary decline in the value of certain securities of $10.8 million. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income. See Note L to the Consolidated Financial Statements.

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

                                                                            December 31, 2004
                                               ----------------------------------------------------------------------------
                                                 Less Than 12 Months        12 Months or More                 Total
                                               ----------------------     ----------------------     ----------------------
                                                             Gross                      Gross                      Gross
                                                Fair       Unrealized      Fair       Unrealized      Fair       Unrealized
                                                Value        Losses        Value        Losses        Value        Losses
                                               --------     --------      --------     --------      --------     --------
Mortgage-backed securities ...............     $216,549     $ (3,298)     $ 40,607     $   (753)     $257,156     $ (4,051)
Corporate securities .....................      106,619       (2,000)       58,207       (4,066)      164,826       (6,066)
U.S. Treasury & other U.S. Government
  guaranteed securities ..................       42,028         (314)           --           --        42,028         (314)
Obligations of U.S. states, municipalities
  & political subdivisions ...............       10,187          (79)        7,302         (189)       17,489         (268)
                                               --------     --------      --------     --------      --------     --------
    Total fixed maturity securities ......     $375,383     $ (5,691)     $106,116     $ (5,008)     $481,499     $(10,699)
                                               ========     ========      ========     ========      ========     ========

                                                                            December 31, 2003
                                               ----------------------------------------------------------------------------
                                                 Less Than 12 Months        12 Months or More                 Total
                                               ----------------------     ----------------------     ----------------------
                                                             Gross                      Gross                      Gross
                                                Fair       Unrealized      Fair       Unrealized      Fair       Unrealized
                                                Value        Losses        Value        Losses        Value        Losses
                                               --------     --------      --------     --------      --------     --------
Mortgage-backed securities ...............     $196,573     $ (2,443)     $  6,183     $   (104)     $202,756     $ (2,547)
Corporate securities .....................       88,950       (1,969)       79,445       (7,361)      168,395       (9,330)
U.S. Treasury & other U.S. Government
  guaranteed securities ..................      242,848          (40)           --           --       242,848          (40)
Obligations of U.S. states, municipalities
  & political subdivisions ...............       17,264         (259)       11,930       (2,527)       29,194       (2,786)
                                               --------     --------      --------     --------      --------     --------
    Total fixed maturity securities ......     $545,635     $ (4,711)     $ 97,558     $ (9,992)     $643,193     $(14,703)
                                               ========     ========      ========     ========      ========     ========

The Company regularly evaluates its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. The gross unrealized losses in 2004 are attributable to over two hundred fifty fixed maturity security positions with no unrealized loss attributable to any one security exceeding $1.1 million. The gross unrealized losses in 2003 are attributable to over two hundred fixed maturity security positions with no unrealized loss attributable to any one security exceeding $1.6 million. At December 31, 2004 and 2003, approximately 73% and 52%, respectively, of these aggregate gross unrealized losses relate to fixed maturity security positions as to which such losses represent 10% or less of the amortized cost for the applicable security. Unrealized losses attributable to investment grade fixed maturity securities as determined by nationally recognized statistical rating organizations at December 31, 2004 and 2003, comprised 62% and 69%, respectively, of the aggregate gross unrealized losses. Unrealized losses attributable to non-investment grade fixed maturity securities at December 31, 2004 and 2003 comprised 38% and 31%, respectively, of the aggregate gross unrealized losses. For non-investment grade fixed maturity securities, management evaluated the financial position and prospects of the issuers, conditions in the issuers' industries and geographic areas, and liquidity of the investments. Based on an evaluation of these factors and the other factors described in Note A to the Consolidated

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE B - INVESTMENTS - (CONTINUED)

Financial Statements and the Company's ability and intent to retain the investments to allow for any anticipated recovery in the investments' fair value, management believes that the unrealized losses in the table above are temporary.

The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy to reduce the risk associated with changes in the value of its fixed maturity portfolio. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment losses of $0.6 million and $3.7 million in 2004 and 2003, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2004. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2004 or 2003.

Bonds and short-term investments with amortized costs of $73.1 million and $63.1 million at December 31, 2004 and 2003, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of annuity reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $65.1 million and $68.1 million at December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, approximately 40% and 42%, respectively, of the Company's total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 22% and 20% of the Company's total invested assets at December 31, 2004 and 2003, respectively. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain non-investment grade securities as determined by nationally recognized statistical rating organizations. Non-investment grade securities included in fixed maturity securities had fair values of $201.2 million and $200.5 million at December 31, 2004 and 2003, respectively. Non-investment grade securities constituted 5.7% and 6.3% of total invested assets at December 31, 2004 and 2003, respectively.

Summarized aggregate unaudited financial information for the entities in which the balances with independent investment managers have been invested is shown below:

                                                    December 31,
                                            ---------------------------
                                                2004            2003
                                            -----------     -----------
                                               (dollars in thousands)
Assets ................................     $10,307,391     $ 8,059,997
                                            ===========     ===========

Liabilities ...........................     $ 2,108,503     $ 1,044,971
Partners' capital .....................       8,198,888       7,015,026
                                            -----------     -----------
Total liabilities and partners' capital     $10,307,391     $ 8,059,997
                                            ===========     ===========

Net income ............................     $ 1,700,618     $ 2,188,095
                                            ===========     ===========

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of shareholders' equity at December 31, 2004 was as follows: Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $135.5 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE C - DISABILITY, ACCIDENT AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID
         CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

                                                                        Year Ended December 31,
                                                               ----------------------------------------
                                                                  2004           2003           2002
                                                               ----------     ----------     ----------
                                                                       (dollars in thousands)
Balance at beginning of year, net of reinsurance .........     $  949,020     $  862,355     $  801,225
Add provisions for claims and claim expenses incurred, net
   of reinsurance, occurring during:
     Current year ........................................        370,618        305,463        280,657
     Prior years .........................................         13,960          6,401          1,331
                                                               ----------     ----------     ----------
   Incurred claims and claim expenses during the current
      year, net of reinsurance ...........................        384,578        311,864        281,988
                                                               ----------     ----------     ----------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year .......................................         61,742         69,351         71,545
      Prior years ........................................        182,872        155,848        149,313
                                                               ----------     ----------     ----------
                                                                  244,614        225,199        220,858
                                                               ----------     ----------     ----------
Balance at end of year, net of reinsurance ...............      1,088,984        949,020        862,355
Reinsurance receivables at end of year ...................        264,189        252,568        238,489
                                                               ----------     ----------     ----------
   Balance at end of year, gross of reinsurance ..........     $1,353,173     $1,201,588     $1,100,844
                                                               ==========     ==========     ==========

Balance Sheets:
   Future policy benefits:
     Disability and accident .............................     $  488,909     $  439,158

   Unpaid claims and claim expenses:

     Disability and accident .............................        218,316        189,740
     Casualty ............................................        645,948        572,690
                                                               ----------     ----------

                                                               $1,353,173     $1,201,588
                                                               ==========     ==========

In 2004, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2003 and 2002, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

NOTE D - CORPORATE DEBT

In December 2002, the Company entered into a $150.0 million revolving credit facility with a group of lenders comprised of major banking institutions (the "Credit Agreement"), which replaced the existing $140.0 million revolving credit facilities scheduled to expire in April 2003. The Company had outstanding borrowings of $14.0 million and $0 under the Credit Agreement at December 31, 2004 and 2003, respectively. The borrowings under the Credit Agreement accrue interest at floating rates, which are indexed to various market interest indices, and non-use fees are charged on unused portions of the commitments. The final maturity of the Credit Agreement is December 16, 2006. As a result of the May 2003 issuance of the $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes"), under the terms of the Company's Credit Agreement, the maximum amount of borrowings available to the Company thereunder was reduced from $150.0 million to $100.0 million and the facility was converted to an unsecured facility, with collateral being released to the Company. The debt is subject to certain restrictions and financial covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of certain financial ratios, minimum statutory surplus and risk-based capital requirements for RSLIC and SNCC, and certain investment, indebtedness, dividend and stock repurchase limitations. As of December 31, 2004, the Company was in compliance in all material respects with the restrictions and covenants in the Credit Agreement.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE D - CORPORATE DEBT - (CONTINUED)

On May 20, 2003, the Company issued $143.8 million of the 2033 Senior Notes in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's Credit Agreement and to repay in full the principal amount of $66.5 million of existing senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund redemptions. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2004, the Company was in compliance in all material respects with the terms of the related indenture.

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

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $12.1 million of the loss on the treasury rate lock agreement was recorded in accumulated other comprehensive income and is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such $12.1 million loss into interest expense over the next twelve months. The remaining $1.7 million of loss on the treasury rate lock agreement was deemed ineffective and, therefore, was recognized as a reduction of net investment income during the second quarter of 2003. At December 31, 2004 and 2003, the net loss on the treasury rate lock agreement included in accumulated other comprehensive income was $6.6 million and $7.4 million, respectively, net of an income tax benefit of $3.6 million and $4.0 million, respectively.

In May 2003, the Company made the final $9.0 million principal payment on the $45.0 million of SIG's 8.5% senior secured notes (the "SIG Senior Notes"), which the Company had assumed in 1996.

The Company also repaid in full the $5.7 million principal amount due on the 8.00% subordinated notes (the "Subordinated Notes") in June 2003, which the Company had issued in conjunction with the acquisition of Matrix in 1998.

Interest paid by the Company on its corporate debt totaled $12.4 million, $12.9 million and $8.9 million during 2004, 2003 and 2002, respectively.

NOTE E - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the "FHLB"). At December 31, 2004 and 2003, advances from the FHLB, including accrued interest, totaled $85.4 million and $150.8 million, respectively. During 2004, $95.0 million of advances from the FHLB matured and were repaid and $30.0 million of advances were obtained by the Company. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 5.7% and 6.6% at December 31, 2004 and 2003, respectively. The advances of $85.0 million, which were obtained at a fixed rate, have a weighted average term of
10.3 years at December 31, 2004. These advances are collateralized by fixed maturity securities with a fair value of $85.2 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE F - SECURITIES LENDING

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. Accordingly, such securities are included in invested assets. The Company obtains collateral for such loans at approximately 102% of the market value of a loaned security. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. The collateral is deposited by the borrower with, and held by, such agent. Cash collateral is invested by such agent to generate additional income according to specified guidelines. The securities lending collateral is reported as an asset with a corresponding liability reflected for the obligation to return the collateral. At December 31, 2004, the Company had securities on loan with a market value of $231.8 million and cash collateral of $236.9 million. At December 31, 2003, there were no securities on loan related to this program.

NOTE G - INCOME TAXES

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense:

                                                                                Year Ended December 31,
                                                                      -----------------------------------------
                                                                         2004            2003           2002
                                                                      -----------    -----------     ----------
                                                                                (dollars in thousands)
Federal income tax expense at statutory rate ......................   $    58,697    $    50,225     $    30,199
Tax-exempt income and dividends received deduction.................        (6,693)        (6,324)         (6,206)
Favorable resolution of federal income tax audits and other........        (7,846)           695           1,638
                                                                      -----------    -----------     -----------
                                                                      $    44,158    $    44,596     $    25,631
                                                                      ===========    ===========     ===========

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

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                            2004           2003
                                                                                        -----------     -----------
                                                                                          (dollars in thousands)
Cost of business acquired............................................................   $    66,171     $    62,241
Future policy benefits and unpaid claims and claim expenses..........................        47,240          41,711
Investments..........................................................................        43,790          25,708
Other................................................................................         7,835          10,116
                                                                                        -----------     -----------
    Gross deferred tax liabilities...................................................       165,036         139,776
                                                                                        -----------     -----------
Future policy benefits and unpaid claims and claim expenses..........................        (9,819)         (9,551)
Cost of business acquired and other..................................................       (23,300)        (19,394)
Net operating loss carryforwards.....................................................       (12,550)        (13,736)
                                                                                        -----------     -----------
    Gross deferred tax assets........................................................       (45,669)        (42,681)
                                                                                        -----------     -----------
    Net deferred tax liability.......................................................   $   119,367     $    97,095
                                                                                        ===========     ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE G -  INCOME TAXES - (CONTINUED)

Current tax expense (benefit), deferred tax expense, current tax liability (recoverable) and income taxes paid and refunded are as follows:

                                                                                 As of or for the Year Ended
                                                                                        December 31,
                                                                         ------------------------------------------
                                                                            2004            2003           2002
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Current tax expense (benefit).........................................   $    21,736    $    34,544     $    (5,579)
Deferred tax expense..................................................        22,422         10,052          31,210
Current tax liability (recoverable)...................................         5,265            817         (11,292)
Income taxes paid.....................................................        21,098         21,800          17,765
Income tax refunds....................................................         6,017             --          19,031

At December 31, 2004, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $35.9 million, which will expire in 2021. The Company's federal tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2004, the Company's income taxes payable was reduced by $6.6 million primarily from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures. Tax years through 2002 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2004            2003           2002
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Balance at beginning of year.........................................    $     9,087    $    11,198     $    13,693
    Interest accrued.................................................            161            189             182
    Amortization.....................................................         (2,190)        (2,300)         (2,677)
                                                                         -----------    ------------    -----------
Balance at end of year...............................................    $     7,058    $     9,087     $    11,198
                                                                         ===========    ===========     ===========

An estimate of the percentage of the December 31, 2004 PVFP balance to be amortized over each of the next five years is as follows: 2005 - 30.1%, 2006 - 30.4%, 2007 - 23.3%, 2008 - 4.1% and 2009 - 3.9%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                                December 31,
                                                        -----------------------------------------------------------
                                                                    2004                          2003
                                                        ----------------------------   ----------------------------
                                                          Carrying          Fair          Carrying        Fair
                                                            Value           Value           Value         Value
                                                        -------------   ------------   ------------    ------------
                                                                           (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale......  $   3,049,013   $  3,049,013   $  2,862,045    $  2,862,045
   Short-term investments.............................         95,761         95,761        114,752         114,752
   Other investments..................................        396,302        396,302        225,957         225,957
   Securities lending collateral......................        236,900        236,900             --              --
   Assets held in separate account....................         88,205         88,205         92,661          92,661

Liabilities:
   Policyholder account balances......................        948,847        929,490        896,526         888,183
   Corporate debt.....................................        157,750        170,688        143,750         153,123
   Junior subordinated deferrable interest debentures
      underlying company-obligated mandatorily
      redeemable capital securities issued by
      unconsolidated subsidiaries.....................         59,762         61,745             --              --
   Securities lending payable.........................        236,900        236,900             --              --
   Advances from Federal Home Loan Bank...............         85,395         98,946        150,789         167,014
   Liabilities related to separate account............         88,205         88,205         79,413          79,413

The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities acquired through private placements in the Company's fixed maturity and equity securities portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $76.6 million and $19.7 million at December 31, 2004 and 2003, respectively. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair values of these securities; however, had there been an active market for these securities during the applicable reporting periods, the market prices may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values for securities lending collateral and payable approximate fair value as the asset and the liability are very short-term in nature. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $46.2 million and $34.7 million at December 31, 2004 and 2003, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

The Company believes the fair value of its variable rate long-term debt and variable rate junior subordinated deferrable interest debentures are equal to their carrying value. The Company pays variable rates of interest on this debt and these junior subordinated deferrable interest debentures, which reflect changed market conditions since the time the terms were negotiated. The fair values of the 2033 Senior Notes, the Matured Senior Notes, the SIG Senior Notes and the Subordinated Notes and the fixed rate junior subordinated deferrable interest debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

NOTE J - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES UNDERLYING THE
         COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF UNCONSOLIDATED SUBSIDIARIES

In 1997, Delphi Funding L.L.C. ("Delphi Funding"), a consolidated subsidiary of the Company prior to the adoption of revised FIN No. 46 in 2004, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the "Capital Securities") in a public offering. During 2001, the Company repurchased $64.0 million liquidation amount of the Capital Securities in the open market. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the "Junior Debentures"). Interest on the outstanding Junior Debentures is payable semiannually, but may, subject to certain exceptions, be deferred at any time or from time to time for a period not exceeding five years with respect to each deferral period, in which event dividends on the Capital Securities will also be deferred and the Company will not be permitted to pay cash dividends or make payments on any junior indebtedness. No interest payments on the Junior Debentures have been deferred since their issuance. The distribution and other payment dates on the Capital Securities correspond to the interest and other payment dates on the Junior Debentures. The Junior Debentures are not redeemable prior to March 25, 2007, but the Company has the right to dissolve Delphi Funding at any time and distribute the Junior Debentures to the holders of the Capital Securities. Pursuant to the related transaction documents, the Company has, on a subordinated basis, guaranteed all payments due on the Capital Securities.

On May 15, 2003, Delphi Financial Statutory Trust I (the "Trust"), a recently - created Connecticut statutory trust and consolidated subsidiary of the Company prior to the adoption of revised FIN No. 46 in 2004, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rate on the 2003 Junior Debentures was 5.56% and 5.31% for the years ended December 31, 2004 and 2003, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

As of March 31, 2004, the Company adopted revised FIN No. 46 which changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at December 31, 2004, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets.

Interest paid by the Company on the outstanding junior subordinated deferrable interest debentures totaled $4.5 million, $3.9 million and $3.4 million during 2004, 2003 and 2002, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

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

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2002 and the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. During 2004, 2003 and 2002, the Company paid cash dividends on its capital stock in the amounts of $10.1 million, $7.4 million and $6.0 million, respectively. Under the Credit Agreement, cash dividends on, together with any repurchases or redemptions by the Company of, its capital stock, may not, during any fiscal year, exceed 5% of the Company's Consolidated Equity (as defined in the Credit Agreement) as of the end of the preceding fiscal year, with unused amounts carrying over to subsequent fiscal years. The aggregate limitation for 2005 on dividend payments and/or repurchases or redemptions of its capital stock by the Company will be equal to $127.0 million. The Credit Agreement also permits additional repurchases by the Company of its capital stock in an aggregate amount of up to $12.5 million over the term of the Credit Agreement.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $326.1 million and $293.8 million at December 31, 2004 and 2003, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries was $30.7 million, $24.8 million and $29.5 million, in 2004, 2003 and 2002, respectively. The consolidated statutory net income for the Company's life insurance subsidiaries for 2004, 2003, and 2002 includes a charge of $2.1 million, $16.0 million and $17.4 million, respectively, for the other than temporary decline in the value of certain securities. The Company's casualty insurance subsidiary had statutory capital and surplus of $286.2 million and $252.2 million at December 31, 2004 and 2003, respectively, and statutory net income of $34.9 million, $30.2 million and $15.2 million in 2004, 2003 and 2002, respectively. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $61.4 million during 2005 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
3.7 million shares of its outstanding Class A Common Stock from time to time on the open market. At December 31, 2004, 1.1 million shares remained authorized for future purchases. The Company did not purchase any of its Class A Common Stock during 2004 and 2002. During 2003, the Company purchased 0.3 million shares of its Class A Common Stock for a total cost of $7.5 million with a volume weighted average price of $24.75 per share. During 2004, the Company received 13,176 shares of the Company's Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The following table provides a reconciliation of beginning and ending shares:

                                                                  Year Ended December 31,
                                                           ---------------------------------
                                                            2004         2003         2002
                                                           -------      -------      -------
                                                                (shares in thousands)
Class A Common Stock:
   Beginning balance .................................      29,457       18,928       17,763
      Issuance of stock, exercise of stock options and
          conversion of shares .......................         961          710        1,165
      Three-for-two stock split ......................          --        9,819           --
                                                           -------      -------      -------
        Ending balance ...............................      30,418       29,457       18,928
                                                           =======      =======      =======
Class B Common Stock:
   Beginning balance .................................       4,177        3,195        4,133
      Conversion of shares ...........................        (273)        (410)        (938)
      Three-for-two stock split ......................          --        1,392           --
                                                           -------      -------      -------
        Ending balance ...............................       3,904        4,177        3,195
                                                           =======      =======      =======
Class A Treasury Stock:
   Beginning balance .................................       2,560        1,505        1,505
      Acquisition of treasury stock ..................          13          202           --
      Three-for-two stock split ......................          --          853           --
                                                           -------      -------      -------
        Ending balance ...............................       2,573        2,560        1,505
                                                           =======      =======      =======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE L - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other comprehensive (loss) income are as follows:

                                                                     Net
                                                                  Unrealized
                                                                 Appreciation
                                                                (Depreciation)         Net           Minimum
                                                                 on Available        Loss on         Pension
                                                                   for Sale         Cash Flow       Liability
                                                                   Securities         Hedge          Adjustment          Total
                                                                    --------         --------         --------         --------
                                                                                       (dollars in thousands)
Balance, January 1, 2002 ...................................        $(10,985)        $     --         $     --         $(10,985)
                                                                    --------         --------         --------         --------

Unrealized appreciation on available for sale securities(1)           26,556               --               --           26,556
Reclassification adjustment for losses included in net
    income(2) ..............................................          18,001               --               --           18,001
                                                                    --------         --------         --------         --------
Net change in unrealized appreciation on investments .......          44,557               --               --           44,557
Net unrealized loss on cash flow hedge(3) ..................              --           (3,290)              --           (3,290)
Minimum pension liability adjustment(4) ....................              --               --             (279)            (279)
                                                                    --------         --------         --------         --------
       Balance, December 31, 2002 ..........................        $ 33,572         $ (3,290)        $   (279)        $ 30,003
                                                                    --------         --------         --------         --------

Unrealized appreciation on available for sale securities(1)           35,186               --               --           35,186
Reclassification adjustment for gains included in net
    income(2) ..............................................          (8,791)              --               --           (8,791)
                                                                    --------         --------         --------         --------
Net change in unrealized appreciation on investments .......          26,395               --               --           26,395
                                                                                                                       --------
Net loss on cash flow hedge(3) .............................              --           (5,671)              --           (5,671)
Reclassification adjustment for losses included
    in net income(5) .......................................              --            1,565               --            1,565
                                                                                     --------                          --------
Increase in net loss on cash flow hedge ....................              --           (4,106)              --           (4,106)
Net change in minimum pension liability adjustment(4) ......              --               --              136              136
                                                                    --------         --------         --------         --------
       Balance, December 31, 2003 ..........................        $ 59,967         $ (7,396)        $   (143)        $ 52,428
                                                                    --------         --------         --------         --------

Unrealized appreciation on available for sale securities(1)           13,760               --               --           13,760
Reclassification adjustment for gains included in net
    income(2) ..............................................          (9,044)              --               --           (9,044)
                                                                    --------         --------         --------         --------
Net change in unrealized appreciation on
    investments ............................................           4,716               --               --            4,716
                                                                                                                       --------
Reclassification adjustment for losses included
    in net income(5) .......................................              --              786               --              786
Net change in minimum pension liability adjustment(4) ......              --               --             (559)            (559)
                                                                    --------         --------         --------         --------
       Balance, December 31, 2004 ..........................        $ 64,683         $ (6,610)        $   (702)        $ 57,371
                                                                    ========         ========         ========         ========

(1) Net of an income tax expense of $14.3 million, $18.9 million and $7.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Also, net of related adjustment to cost of business acquired of $(23.8) million, $(5.5) million and $7.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

(2) Net of an income tax benefit (expense) of $9.7 million, $(4.7) million and $(4.9) million for the years ended December 31, 2002, 2003 and 2004, respectively.

(3) Net of an income tax benefit of $1.8 million, $3.0 million and $0 for the years ended December 31, 2002, 2003 and 2004, respectively.

(4) Net of an income tax (benefit) expense of $(0.1) million, $0.1 million and $(0.3) million for the years ended December 31, 2002, 2003 and 2004, respectively.

(5) Net of an income tax benefit of $0.8 million and $0.4 million for the years ended December 31, 2003 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE M - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative and sales office space, was $9.2 million, $7.8 million and $7.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, future net minimum rental payments under non-cancelable operating leases were approximately $42.2 million, payable as follows: 2005 - $9.9 million, 2006
- $9.8 million, 2007 - $9.1 million, 2008 - $7.9 million, 2009 - $ 3.6 million and $1.9 million thereafter.

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. During the second quarter of 2004, the Company, along with other former participants, reached a settlement resolving the matters in dispute in one of these arbitrations, and a hearing in another is scheduled to be held in the second quarter of 2005. The Company increased its reserves relating to the reinsurance business in dispute in the settled arbitration by a total of $5.5 million during the year ended December 31, 2004. The Company believes that it has substantial defenses upon which to contest the claims made in the remaining arbitration, although it is not possible to predict the ultimate outcome of this arbitration. In the opinion of management, such arbitration, when ultimately resolved, will not have an adverse effect on the Company's financial position.

NOTE N - STOCK OPTIONS

Under the terms of the Company's employee stock option plans and outside directors' stock option plan, a total of 5,775,000 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

In 2003, the Company's Board of Directors approved a long-term incentive and share award plan (the "2003 Employee Option Plan") for the granting of restricted shares, restricted share units (the receipt of shares or cash at the end of the specified deferral period), other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Stock Option and Compensation Committee of the Company's Board of Directors (the "Committee"), can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. In 2004, the Committee amended the 2003 Employee Option Plan, to increase the aggregate number of shares by 1,000,000, which amendment was approved by the Company's stockholders at the 2004 Annual Meeting. Under the terms of the 2003 Employee Option Plan, a total of 2,500,000 shares of Class A Common Stock have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or an other share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual and based on performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.

In February 2005 and 2004, the Company granted a total of 10,750 and 12,887 Class A Common Stock restricted share units, respectively, to two executive officers of the Company based on their performance during 2004 and 2003, respectively. The Company recognized $0.5 million of compensation expense in 2004 and 2003 related to these awards.

In April 2004, the Company granted performance-contingent incentive options to purchase 150,000 shares of the Company's Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,050,000 options, under the 2003 Employee Option Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSLIC's parent company, meets specified cumulative financial performance targets for the three or

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE N - STOCK OPTIONS - (CONTINUED)

five year periods beginning with 2004; otherwise, such options will be forfeited. 75,000 of each executive's options will become exercisable if RSLIC-Texas's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("RSLT PTOI"), for the three year performance period is at least $329.4 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such periods exceeds $300.5 million, determined by interpolating between zero and 75,000 according to where the RSLT PTOI amount falls in the range between $300.5 million and $329.4 million. 150,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if RSLIC-Texas's aggregate RSLT PTOI for the five year performance period is at least $646.2 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such period exceeds $559.9 million, determined by interpolating between zero and 150,000 according to where the RSLT PTOI amount falls in the range between $559.9 million and $646.2 million.

In May 2003, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company's Class A Common Stock to each of the five members of executive management of SNCC, for a total of 1,125,000 options, under the 2003 Employee Option Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options will be forfeited. 112,500 of each executive's options will become exercisable if SIG's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("SIG PTOI"), for the three year performance period is at least $216.7 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $196.1 million, determined by interpolating between zero and 112,500 according to where the SIG PTOI amount falls in the range between $196.1 million and $216.7 million. 225,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if SIG's aggregate SIG PTOI for the five year performance period is at least $429.1 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $380.1 million, determined by interpolating between zero and 225,000 according to where the SIG PTOI amount falls in the range between $380.1 million and $429.1 million.

Also in 2003, the Committee amended and restated the long-term performance-based incentive plan for the Company's chief executive officer (the "Amended Performance Plan"). Under the terms of the Amended Performance Plan, the Committee has the authority to grant awards annually as deemed appropriate, to determine the number of shares subject to any award and to interpret the plan. The Amended Performance Plan provides for the award of up to 238,482 shares measured by reference to Stock Units, plus the Carryover Award Amount, as then in effect, per year over a ten-year term. A Stock Unit consists of restricted or deferred shares of the Company's Class B Common Stock, each of which individual shares represent one Stock Unit, and options to purchase shares of Class B Common Stock represent one-third of one Stock Unit. The Carryover Award Amount consists of 476,964 restricted or deferred shares and options to purchase 1,430,886 shares of Class B Common Stock, representing the number of shares as to which awards were available but not granted under the predecessor plan for the performance period consisting of the 1999 through 2002 calendar years, and all or a portion of the Carryover Award Amount may be applied to increase the award amount for any calendar year of the Plan, with the Carryover Award Amount to be decreased by any portions applied for purposes of future calendar years of the Plan. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company, subject to such additional restrictions on sale or disposal as the Committee may determine to impose in connection with a particular award. The exercise price of the options awarded under the Amended Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. Under the predecessor plan, 357,723 deferred shares and 1,073,166 options were granted to the Company's chief executive officer prior to 1999. No deferred shares or options were awarded for the year ended December 31, 2002. No compensation expense related to the predecessor plan was recognized for the year ended December 31, 2002. In February 2005 and 2004, the Committee awarded the Company's chief executive officer 52,095 deferred shares and 67,010 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2004 and 2003. The Company recognized $0.8 million and $2.6 million of compensation expense in 2004 and 2003, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE N - STOCK OPTIONS - (CONTINUED)

Option activity with respect to the above plans was as follows:

                                                                      Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                      2004                     2003                    2002
                                             ---------------------    --------------------    ---------------------
                                               Number      Average      Number     Average      Number     Average
                                                 of       Exercise        of      Exercise        of      Exercise
                                               Options      Price       Options     Price       Options     Price
                                             ----------   --------     ---------  --------     ---------  ---------
Options outstanding, beginning of year....    4,683,067    $23.70      3,765,159   $21.69      3,827,609   $21.45
   Options granted........................    1,207,736     41.47      1,250,050    28.73        114,615    27.14
   Options forfeited......................      (10,753)    38.56        (39,419)   26.41        (41,308)   25.26
   Options expired........................            -         -         (5,961)   37.58        (31,368)   22.54
   Options exercised......................     (573,104)    18.61       (286,762)   18.39       (104,389)   17.13
                                            -----------              -----------             -----------
Options outstanding, end of year..........    5,306,946     28.26      4,683,067    23.70      3,765,159    21.69
                                            ===========              ===========             ===========

Exercisable options, end of year..........    2,743,918     22.70      3,140,626    21.91      3,152,793    21.55

Information about options outstanding at December 31, 2004 was as follows:

                                                         Outstanding                      Exercisable
                                            ------------------------------------    ----------------------
                                               Number      Average      Average       Number       Average
      Range of                                   of       Remaining    Exercise         of         Exercise
  Exercise Prices                             Options        Life        Price       Options         Price
------------------                          -----------   ---------    ---------    ----------    ---------
$ 0.00 - $ 9.06 .........................        49,620        0.8     $    9.06        49,620    $    9.06
$14.47 - $21.55 .........................     1,759,777        4.2         19.69     1,656,339        19.65
$22.00 - $32.53 .........................     2,277,307        6.4         28.26     1,008,189        27.91
$34.42 - $41.81 .........................     1,220,242        9.2         41.41        29,770        37.95
                                            -----------                              ---------
     Total ..............................     5,306,946        6.3         28.26     2,743,918        22.70
                                            ===========                              =========

During 1996, the Company assumed 6.0 million SIG stock options (the "SIG Options") in connection with SIG's merger into the Company (the "SIG Merger"). Upon the exercise of the SIG Options, the holder is entitled to receive (i) ..2099 of a share of the Company's Class A Common Stock for each SIG Option; plus
(ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 2004, the weighted average contractual life of the outstanding SIG Options was 1.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                           Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                      2004                           2003                            2002
                                          --------------------------     --------------------------     --------------------------
                                            Number        Equivalent      Number         Equivalent      Number         Equivalent
                                            of SIG         Class A        of SIG          Class A        of SIG           Class A
                                            Options         Shares        Options          Shares        Options           Shares
                                          ----------      ----------     ----------      ----------     ----------      ----------
SIG Options - beginning of year .....        357,179         107,045        696,154         232,500      1,223,606         396,933
   Options exercised ................       (212,050)         61,842       (334,560)        104,707       (511,261)        172,779
   Options expired ..................           (859)             --         (4,415)             --        (16,191)             --
                                          ----------                     ----------                     ----------
SIG Options - end of year ...........        144,270          40,749        357,179         107,045        696,154         232,500
                                          ==========                     ==========                     ==========
Exercisable SIG Options - end of year        144,270          40,749        301,493          91,360        475,976         163,996

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE O - COMPUTATION OF RESULTS PER SHARE

                                                                                       Year Ended December 31,
                                                                                  ---------------------------------
                                                                                    2004        2003        2002
                                                                                  --------    ---------   ---------
                                                                                       (dollars in thousands,
                                                                                       except per share data)
Numerator:
    Net income...............................................................     $123,543    $  98,916   $  60,652
                                                                                  ========    =========   =========

Denominator:
    Weighted average common shares outstanding...............................       31,952       31,208      31,139
      Effect of dilutive securities..........................................          989          815         748
                                                                                  --------    ---------   ---------
    Weighted average common shares outstanding, assuming dilution............       32,941       32,023      31,887
                                                                                  ========    =========   =========
Basic results per share of common stock:
      Net income.............................................................     $   3.87    $    3.17   $    1.95

Diluted results per share of common stock:
      Net income.............................................................     $   3.75    $    3.09   $    1.90

NOTE P - REINSURANCE

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company's retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2004, the individual or group ratings of all of the Company's significant reinsurers were either "B+" (Very Good) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

At December 31, 2004 and 2003, the Company had reinsurance receivables of $428.7 million and $409.6 million, respectively. The Company's reinsurance payables were not material at December 31, 2004 and 2003. A summary of reinsurance activity follows:

                                                             Year Ended December 31,
                                                    ----------------------------------------
                                                        2004          2003          2002
                                                    -----------   -----------    -----------
                                                             (dollars in thousands)
Premium income assumed.........................     $    22,036   $    16,660    $    38,172
Premium income ceded...........................          99,487       100,678        109,198
Benefits, claims and interest credited ceded...         127,862       132,788        134,875

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004

NOTE Q - OTHER OPERATING EXPENSES

The Company's other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses and costs associated with other employee benefits, were $63.5 million, $56.6 million, and $48.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Premium taxes, licenses and fees were $24.6 million, $23.8 million, and $21.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. All other general and administrative expenses were $38.4 million, $37.4 million, and $32.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE R - SEGMENT INFORMATION

                                                            Year Ended December 31,
                                               ---------------------------------------------
                                                   2004             2003            2002
                                               -----------      -----------      -----------
                                                          (dollars in thousands)
Revenues:
    Group employee benefit products ......     $   926,733      $   796,374      $   698,396
    Asset accumulation products ..........          82,694           82,555           70,109
    Other (1) ............................          30,944           26,524           21,388
                                               -----------      -----------      -----------
                                                 1,040,371          905,453          789,893

    Net realized investment gains (losses)          15,460           12,724          (28,469)
    Loss on extinguishment of debt .......              --               --             (332)
                                               -----------      -----------      -----------
                                               $ 1,055,831      $   918,177      $   761,092
                                               ===========      ===========      ===========
Operating income:
    Group employee benefit products ......     $   159,273      $   140,118      $   122,726
    Asset accumulation products ..........          19,711           16,569           10,129
    Other (1) ............................          (8,217)          (7,812)          (5,390)
                                               -----------      -----------      -----------
                                                   170,767          148,875          127,465

    Net realized investment gains (losses)          15,460           12,724          (28,469)
    Loss on extinguishment of debt .......              --               --             (332)
                                               -----------      -----------      -----------
                                               $   186,227      $   161,599      $    98,664
                                               ===========      ===========      ===========

Net investment income (2):
    Group employee benefit products ......     $   116,157      $   100,338      $    89,897
    Asset accumulation products ..........          79,359           78,397           67,464
    Other (1) ............................           7,258            7,631            4,675
                                               -----------      -----------      -----------
                                               $   202,774      $   186,366      $   162,036
                                               ===========      ===========      ===========

Amortization of cost of business required:
    Group employee benefit products ......     $    58,244      $    51,100      $    41,608
    Asset accumulation products ..........           4,888            4,664            4,134
                                               -----------      -----------      -----------
                                               $    63,132      $    55,764      $    45,742
                                               ===========      ===========      ===========

Segment assets (2):
    Group employee benefit products ......     $ 2,857,714      $ 2,391,010      $ 2,101,836
    Asset accumulation products ..........       1,818,098        1,661,860        1,496,343
    Other (1) ............................         153,655          124,662          136,763
                                               -----------      -----------      -----------
                                               $ 4,829,467      $ 4,177,532      $ 3,734,942
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

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                                 Amount
                                                                                                Shown in
                                                            Amortized           Fair             Balance
Type of Investment                                            Cost              Value             Sheet
------------------                                         ----------        ----------        ----------
Fixed maturity securities available for sale:

  U.S. Government backed mortgage-backed securities        $  537,015        $  546,239        $  546,239
  Other mortgage-backed securities ................           224,391           230,829           230,829
  U.S. Treasury and other U.S. Government
    guaranteed securities .........................           330,856           334,263           334,263
  Obligations of U.S. states, municipalities and
    political subdivisions ........................           489,942           512,311           512,311
  Corporate securities ............................         1,356,314         1,425,371         1,425,371
                                                           ----------        ----------        ----------
    Total fixed maturity securities ...............         2,938,518         3,049,013         3,049,013
                                                           ----------        ----------        ----------

Equity securities:
  Common stocks ...................................            15,955            17,874            17,874
  Non-redeemable preferred stocks .................             8,633             9,425             9,425
                                                           ----------        ----------        ----------
    Total equity securities .......................            24,588            27,299            27,299
                                                           ----------        ----------        ----------

Short-term investments ............................            95,761            95,761            95,761
Other investments .................................           363,409           369,003           369,003
                                                           ----------        ----------        ----------
    Total investments .............................        $3,422,276        $3,541,076        $3,541,076
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
                             (DOLLARS IN THOUSANDS)

                                                                      December 31,
                                                            -------------------------------
                                                                2004                2003
                                                            -----------         -----------
Assets:
  Fixed maturity securities, available for sale ....        $       719         $    12,898
  Short-term investments ...........................              4,176              14,749
  Other invested assets ............................             31,984               1,260
  Investment in operating subsidiaries .............          1,121,455             977,654
  Investment in investment subsidiaries ............             32,758              22,322
  Cash .............................................                233                 587
  Amounts due from subsidiaries ....................             12,466              22,168
  Other assets .....................................             36,499              35,684
                                                            -----------         -----------
    Total assets ...................................        $ 1,240,290         $ 1,087,322
                                                            ===========         ===========

Liabilities:
  Corporate debt ...................................        $   157,750         $   143,750
  Junior subordinated deferrable interest debentures             59,762              59,762
  Other liabilities ................................             82,930              85,370
                                                            -----------         -----------
                                                                300,442             288,882
                                                            -----------         -----------

Shareholders' Equity:
  Class A Common Stock .............................                304                 295
  Class B Common Stock .............................                 39                  42
  Additional paid-in capital .......................            406,908             383,573
  Accumulated other comprehensive income ...........             57,371              52,428
  Retained earnings ................................            534,540             421,080
  Treasury stock ...................................            (59,314)            (58,978)
                                                            -----------         -----------
                                                                939,848             798,440
                                                            -----------         -----------
    Total liabilities and shareholders' equity .....        $ 1,240,290         $ 1,087,322
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
                             (DOLLARS IN THOUSANDS)

                                                                     Year Ended December 31,
                                                          --------------------------------------------
                                                             2004             2003              2002
                                                          ---------        ---------         ---------
Revenue:
  Equity in undistributed earnings of subsidiaries        $ 190,700        $ 124,155         $  91,303
  Dividends from operating subsidiaries ..........            1,600            2,600            13,800
  Dividends from investment subsidiaries .........               --           47,340                --
  Other income (loss) ............................            3,366           (5,189)           (1,365)
  Realized investment gains ......................            1,628            1,375               200
  Loss on extinguishment of debt .................               --               --              (332)
                                                          ---------        ---------         ---------
                                                            197,294          170,281           103,606
                                                          ---------        ---------         ---------
Expenses:
  Operating expenses .............................            9,555            6,958             2,598
  Interest expense ...............................           20,038           19,811            14,725
                                                          ---------        ---------         ---------
                                                             29,593           26,769            17,323
                                                          ---------        ---------         ---------

    Income before income tax expense .............          167,701          143,512            86,283

Income tax expense ...............................           44,158           44,596            25,631
                                                          ---------        ---------         ---------

    Net income ...................................        $ 123,543        $  98,916         $  60,652
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
                             (DOLLARS IN THOUSANDS)

                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      2004              2003              2002
                                                                   ---------         ---------         ---------
Operating activities:
  Net income ..............................................        $ 123,543         $  98,916         $  60,652
  Adjustments to reconcile net income to net cash
      (used) provided by operating activities:
    Equity in undistributed earnings of subsidiaries ......         (138,493)          (69,765)          (63,915)
    Change in other assets and other liabilities ..........           (9,107)            2,022           (29,153)
    Change in current and deferred income taxes ...........            1,999            10,984            15,995
    Amortization, principally of investments and debt
      issuance costs ......................................            1,438             1,103              (290)
    Net realized gains on investments .....................           (1,628)           (1,375)             (200)
    Loss on extinguishment of debt ........................               --                --               332
    Change in amounts due from/to subsidiaries ............            9,702           (32,765)           18,134
                                                                   ---------         ---------         ---------
      Net cash (used) provided by operating activities ....          (12,546)            9,120             1,555
                                                                   ---------         ---------         ---------

Investing activities:
  Purchases of investments and loans made .................          (53,823)          (58,523)          (14,348)
  Sales of investments and receipts from repayment of loans           43,119            45,624                --
  Maturities of investments ...............................            1,904             2,379            15,024
  Net change in short-term investments ....................           10,573           (10,637)             (742)
  Purchases of investments in subsidiaries ................          (11,000)          (20,002)               --
                                                                   ---------         ---------         ---------
  Net cash used by investing activities ...................           (9,227)          (41,159)              (66)
                                                                   ---------         ---------         ---------

Financing activities:
  Proceeds from issuance of 2033 Senior Notes .............               --           139,222                --
  Proceeds from issuance of 2003 Junior Debentures ........               --            20,018                --
  Borrowings under revolving credit facilities ............           38,000            34,000            49,000
  Principal payments under revolving credit facilities ....          (24,000)          (71,000)          (37,000)
  Repayments or repurchase of other corporate debt ........               --           (72,150)          (10,874)

  Other financing activities ..............................            7,419           (18,105)           (1,979)
                                                                   ---------         ---------         ---------
      Net cash provided (used) by financing activities ....           21,419            31,985              (853)
                                                                   ---------         ---------         ---------

(Decrease) increase in cash ...............................             (354)              (54)              636
Cash at beginning of year .................................              587               641                 5
                                                                   ---------         ---------         ---------
    Cash at end of year ...................................        $     233         $     587         $     641
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

The Company received cash dividends from subsidiaries of $1.6 million, $50.2 million and $13.3 million in 2004, 2003 and 2002, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                         Future Policy
                                                         Benefits and
                                         Cost of         Unpaid Claim                        Policyholder
                                         Business          and Claim         Unearned          Account
                                         Acquired          Expenses          Premiums          Balances
                                         --------          --------          --------          --------
2004
----
Group employee benefits products        $  166,337        $1,506,348        $   95,145        $       --
Asset accumulation products ....            46,212            80,722                --           993,346
Other ..........................                --            76,833                --            31,231
                                        ----------        ----------        ----------        ----------
   Total .......................        $  212,549        $1,663,903        $   95,145        $1,024,577
                                        ==========        ==========        ==========        ==========

2003
----
Group employee benefits products        $  148,990        $1,339,382        $   74,067        $       --
Asset accumulation products ....            34,675            74,801                --           929,922
Other ..........................                --            81,434                --            31,434
                                        ----------        ----------        ----------        ----------
   Total .......................        $  183,665        $1,495,617        $   74,067        $  961,356
                                        ==========        ==========        ==========        ==========

2002
----
Group employee benefits products        $  130,050        $1,214,399        $   48,171        $       --
Asset accumulation products ....            38,060            72,043                --           878,820
Other ..........................                --            84,772                --            31,141
                                        ----------        ----------        ----------        ----------
   Total .......................        $  168,110        $1,371,214        $   48,171        $  909,961
                                        ==========        ==========        ==========        ==========


                                                                          Benefits,
                                                                         Claims and        Amortization
                                         Premium            Net           Interest          of Cost of         Other
                                         and Fee         Investment      Credited to         Business        Operating
                                        Income (1)       Income (2)     Policyholders        Acquired       Expenses (3)
                                        ----------       ----------     -------------        --------       ------------
2004
----
Group employee benefits products        $ 810,576        $ 116,157        $ 567,929         $  58,244        $ 141,287
Asset accumulation products ....            3,335           79,359           51,836             4,888            6,259
Other ..........................           23,686            7,258             (625)               --           39,786
                                        ---------        ---------        ---------         ---------        ---------
   Total .......................        $ 837,597        $ 202,774        $ 619,140         $  63,132        $ 187,332
                                        =========        =========        =========         =========        =========

2003
----
Group employee benefits products        $ 696,036        $ 100,338        $ 474,747         $  51,100        $ 130,409
Asset accumulation products ....            4,158           78,397           54,841             4,664            6,481
Other ..........................           18,893            7,631            1,037                --           33,299
                                        ---------        ---------        ---------         ---------        ---------
   Total .......................        $ 719,087        $ 186,366        $ 530,625         $  55,764        $ 170,189
                                        =========        =========        =========         =========        =========

2002
----
Group employee benefits products        $ 608,499        $  89,897        $ 420,992         $  41,608        $ 113,070
Asset accumulation products ....            2,645           67,464           49,464             4,134            6,382
Other ..........................           16,713            4,675            1,528                --           25,250
                                        ---------        ---------        ---------         ---------        ---------
   Total .......................        $ 627,857        $ 162,036        $ 471,984         $  45,742        $ 144,702
                                        =========        =========        =========         =========        =========

      (1) Net written premiums for casualty insurance products totaled $236.7 million, $194.8 million and $162.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                                          Percentage
                                                                 Ceded to            Assumed                              of Amount
                                              Gross                Other            from Other             Net             Assumed
                                              Amount             Companies          Companies             Amount            to Net
                                           ------------        ------------        ------------        ------------       ----------
Life insurance in force as of
   December 31, 2004 ..............        $119,624,420        $ 14,582,230        $     32,057        $105,074,247          --%
                                           ============        ============        ============        ============

Year ended December 31, 2004:
   Premium and fee income:
      Life insurance and annuity ..        $    303,603        $     37,007        $        586        $    267,182          --%
      Accident and health insurance             372,142              40,741               1,278             332,679          --%
      Casualty insurance ..........             217,655              21,739              20,189             216,105           9%
      Other .......................              21,631                  --                  --              21,631
                                           ------------        ------------        ------------        ------------
Total premium and fee income ......        $    915,031        $     99,487        $     22,053        $    837,597
                                           ============        ============        ============        ============


Life insurance in force as of
   December 31, 2003 ..............        $110,707,743        $ 10,966,035        $     34,150        $ 99,775,858          --%
                                           ============        ============        ============        ============

Year ended December 31, 2003:
   Premium and fee income:
      Life insurance and annuity ..        $    274,892        $     27,100        $      1,122        $    248,914          --%
      Accident and health insurance             334,989              55,988               1,601             280,602           1%
      Casualty insurance ..........             177,118              17,590              14,007             173,535           8%
      Other .......................              16,036                  --                  --              16,036
                                           ------------        ------------        ------------        ------------
Total premium and fee income ......        $    803,035        $    100,678        $     16,730        $    719,087
                                           ============        ============        ============        ============


Life insurance in force as of
   December 31, 2002 ..............        $ 95,624,554        $  7,219,005        $     36,403        $ 88,441,952          --%
                                           ============        ============        ============        ============

Year ended December 31, 2002:
   Premium and fee income:
      Life insurance and annuity ..        $    238,020        $     24,364        $      1,029        $    214,685          --%
      Accident and health insurance             292,323              48,725               2,146             245,744           1%
      Casualty insurance ..........             153,654              36,109              35,179             152,724          23%
      Other .......................              14,704                  --                  --              14,704
                                           ------------        ------------        ------------        ------------
Total premium and fee income ......        $    698,701        $    109,198        $     38,354        $    627,857
                                           ============        ============        ============        ============

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              December 31,
                                                        ------------------------
                                                          2004            2003
                                                        --------        --------
Deferred policy acquisition costs ..............        $ 11,379        $  9,828

Reserves for unpaid claims and claim expenses ..         645,948         572,690

Discount, if any, deducted from above (1) ......         311,833         265,100

Unearned premiums ..............................          89,843          67,649


                                                                 Year Ended December 31,
                                                         ----------------------------------------
                                                           2004            2003            2002
                                                         --------        --------        --------
Earned premiums .................................        $216,105        $173,535        $152,724

Net investment income ...........................          57,759          42,614          42,602

Claims and claim expenses incurred related to:

   Current year .................................         103,444          82,372          82,197
   Prior years (2) ..............................          30,868          20,541          15,869

Amortization of deferred policy acquisition costs          25,449          22,272          16,190

Paid claims and claim adjustment expenses .......          72,290          62,400          72,869

Net premiums written ............................         236,675         194,752         162,559

-----------------

(1)   Based on interest rates ranging from 3.7% to 7.5%.

(2) In 2004, the claims and claim expenses incurred related to prior years reflect the accretion of discounted reserves and unfavorable claims development. In 2003 and 2002, the claims and claim expenses incurred related to prior years reflect the accretion of discounted reserves offset by favorable claims development.