Form 10-Q
period 2005-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2005-05-10
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

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

                          Yes [X]        No [ ]

  As of April 30, 2005, the Registrant had 27,982,373 shares of Class A Common
        Stock and 3,904,481 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                 Page
                                                                                 ----
PART I.     FINANCIAL INFORMATION (UNAUDITED)

            Consolidated Statements of Income for the Three
                Months Ended March 31, 2005 and 2004............................   3

            Consolidated Balance Sheets at March 31, 2005 and
                December 31, 2004...............................................   4

            Consolidated Statements of Shareholders' Equity for the
                Three Months Ended March 31, 2005 and 2004......................   5

            Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2005 and 2004......................   6

            Notes to Consolidated Financial Statements..........................   7

            Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................  11

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings..........................................  19

            Item 6.  Exhibits...................................................  19

            Signatures..........................................................  19

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                               2005         2004
                                                             --------     --------
Revenue:
  Premium and fee income ................................    $239,600     $200,710
  Net investment income .................................      53,437       52,543
  Net realized investment gains .........................       1,817        5,221
                                                             --------     --------
                                                              294,854      258,474
                                                             --------     --------
Benefits and expenses:
  Benefits, claims and interest credited to
    policyholders .......................................     178,573      150,102
  Commissions ...........................................      15,002       13,423
  Amortization of cost of business acquired .............      15,615       14,651
  Other operating expenses ..............................      36,977       31,701
                                                             --------     --------
                                                              246,167      209,877
                                                             --------     --------

      Operating income ..................................      48,687       48,597

Interest expense:
  Corporate debt ........................................       3,670        3,436
  Junior subordinated deferrable interest debentures ....       1,171        1,105
                                                             --------     --------
                                                                4,841        4,541
                                                             --------     --------
      Income before income tax expense ..................      43,846       44,056

Income tax expense ......................................      13,739       13,435
                                                             --------     --------

      Net income ........................................    $ 30,107     $ 30,621
                                                             ========     ========

Basic results per share of common stock:
  Net income ............................................    $   0.93     $   0.97

Diluted results per share of common stock:
  Net income ............................................    $   0.91     $   0.94

Dividends paid per share of common stock ................    $   0.09     $   0.08

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     March 31,       December 31,
                                                                                        2005             2004
                                                                                   ------------      ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale ............................   $  3,067,546      $  3,049,013
      Short-term investments ...................................................        138,126            95,761
      Other investments ........................................................        437,863           396,302
                                                                                   ------------      ------------
                                                                                      3,643,535         3,541,076
   Cash ........................................................................         25,768            24,324
   Cost of business acquired ...................................................        225,030           212,549
   Reinsurance receivables .....................................................        416,709           428,707
   Goodwill ....................................................................         93,929            93,929
   Securities lending collateral ...............................................        239,919           236,900
   Other assets ................................................................        237,537           203,777
   Assets held in separate account .............................................         90,683            88,205
                                                                                   ------------      ------------
      Total assets .............................................................   $  4,973,110      $  4,829,467
                                                                                   ============      ============

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life .....................................................................   $    269,652      $    261,289
      Disability and accident ..................................................        506,803           488,909
   Unpaid claims and claim expenses:
      Life .....................................................................         50,834            49,441
      Disability and accident ..................................................        227,285           218,316
      Casualty .................................................................        652,532           645,948
   Policyholder account balances ...............................................      1,027,930         1,024,577
   Corporate debt ..............................................................        178,750           157,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries .........................         59,762            59,762
   Securities lending payable ..................................................        239,919           236,900
   Other liabilities and policyholder funds ....................................        727,015           658,522
   Liabilities related to separate account .....................................         90,683            88,205
                                                                                   ------------      ------------
      Total liabilities ........................................................      4,031,165         3,889,619
                                                                                   ------------      ------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 10,000,000 shares authorized ..................              -                 -
      Class A Common Stock, $.01 par; 40,000,000 shares authorized;
         30,550,650 and 30,418,291 shares issued and outstanding, respectively..            306               304
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,904,481 shares issued and outstanding ...............................             39                39
      Additional paid-in capital ...............................................        414,569           406,908
      Accumulated other comprehensive income ...................................         24,558            57,371
      Retained earnings ........................................................        561,787           534,540
      Treasury stock, at cost; 2,573,211 shares of Class A Common Stock ........        (59,314)          (59,314)
                                                                                   ------------      ------------
         Total shareholders' equity ............................................        941,945           939,848
                                                                                   ------------      ------------
             Total liabilities and shareholders' equity ........................   $  4,973,110      $  4,829,467
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Accumulated
                                        Class A     Class B    Additional      Other
                                        Common       Common      Paid-in   Comprehensive    Retained    Treasury
                                         Stock       Stock      Capital       Income        Earnings       Stock     Total
                                       ---------   ---------   ---------   -------------   ---------   ---------   ---------
Balance, January 1, 2004.............  $     295   $      42   $ 383,573     $   52,428    $ 421,080   $ (58,978)  $ 798,440
                                                                                                                   ---------

Net income...........................          -           -           -              -       30,621           -      30,621
Other comprehensive income:
   Increase in net unrealized
     appreciation on investments.....          -           -           -         15,748            -           -      15,748
Decrease in net loss
     on cash flow hedge..............          -           -           -            196            -           -         196
                                                                                                                   ---------
Comprehensive income.................                                                                                 46,565
Issuance of stock and exercise of
   stock options.....................          3           -      12,022              -            -           -      12,025
Stock based compensation.............          -           -         546              -            -           -         546
Cash dividends.......................          -           -           -              -       (2,497)          -      (2,497)
                                       ---------   ---------   ---------     ----------    ---------   ---------   ---------

Balance, March 31, 2004..............  $     298   $      42   $ 396,141     $   68,372    $ 449,204   $ (58,978)  $ 855,079
                                       =========   =========   =========     ==========    =========   =========   =========

Balance, January 1, 2005.............  $     304   $      39   $ 406,908     $   57,371    $ 534,540   $ (59,314)  $ 939,848
                                                                                                                   ---------

Net income...........................          -           -           -              -       30,107           -      30,107
Other comprehensive income:
   Decrease in net unrealized
     appreciation on investments.....          -           -           -        (33,009)           -           -     (33,009)
Decrease in net loss
     on cash flow hedge..............          -           -           -            196            -           -         196
                                                                                                                   ---------
Comprehensive loss...................                                                                                 (2,706)
Issuance of stock and exercise of
   stock options.....................          2           -       6,940              -            -           -       6,942
Stock based compensation.............          -           -         721              -            -           -         721
Cash dividends.......................          -           -           -              -       (2,860)          -      (2,860)
                                       ---------   ---------   ---------     ----------    ---------   ---------   ---------

Balance, March 31, 2005..............  $     306   $      39   $ 414,569     $   24,558    $ 561,787   $ (59,314)  $ 941,945
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                     --------------------------
                                                                                        2005            2004
                                                                                     ----------      ----------
Operating activities:
   Net income ..................................................................     $   30,107      $   30,621
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts ...................         75,043          53,665
      Net change in reinsurance receivables and payables .......................         11,141          13,330
      Amortization, principally the cost of business acquired and investments ..         14,328           6,094
      Deferred costs of business acquired ......................................        (25,280)        (25,331)
      Net realized gains on investments ........................................         (1,817)         (5,221)
      Net change in federal income tax liability ...............................         10,640          15,374
      Other ....................................................................        (35,870)        (25,178)
                                                                                     ----------      ----------
        Net cash provided by operating activities ..............................         78,292          63,354
                                                                                     ----------      ----------

Investing activities:
   Purchases of investments and loans made .....................................       (505,340)       (612,501)
   Sales of investments and receipts from repayment of loans ...................        383,525         509,625
   Maturities of investments ...................................................         68,474          38,976
   Net change in short-term investments ........................................        (42,365)          4,751
   Change in deposit in separate account .......................................         (2,925)           (762)
                                                                                     ----------      ----------
        Net cash used by investing activities ..................................        (98,631)        (59,911)
                                                                                     ----------      ----------

Financing activities:
   Deposits to policyholder accounts ...........................................         23,351          30,704
   Withdrawals from policyholder accounts ......................................        (23,545)        (21,618)
   Borrowings under revolving credit facility ..................................         26,000          11,000
   Principal payments under revolving credit facility ..........................         (5,000)              -
   Change in liability for Federal Home Loan Bank advances .....................              -         (25,000)
   Other financing activities ..................................................            977           6,113
                                                                                     ----------      ----------
        Net cash provided by financing activities ..............................         21,783           1,199
                                                                                     ----------      ----------

Increase in cash ...............................................................          1,444           4,642
Cash at beginning of period ....................................................         24,324          18,733
                                                                                     ----------      ----------
        Cash at end of period ..................................................     $   25,768      $   23,375
                                                                                     ==========      ==========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Stock Options

Prior to 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense is recognized in the Company's financial statements for these options. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the prospective transition method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 are applied to all option awards granted, modified, or settled after January 1, 2003. The amount of the expense related to stock-based compensation included in the determination of the Company's net income for 2005 and 2004 is lower than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No.
123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 as of its original effective date:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                     2005        2004
                                                                                  ---------   ----------
                                                                                  (dollars in thousands,
                                                                                  except per share data)
Net income, as reported.........................................................  $  30,107   $  30,621
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects...........................        655         644
Deduct: Stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects..................................................       (739)       (705)
                                                                                  ---------   ---------
Pro forma net income............................................................  $  30,023   $  30,560
                                                                                  =========   =========

Earnings per share:
Basic, as reported..............................................................  $    0.93   $    0.97
Basic, pro forma................................................................       0.93        0.96

Diluted, as reported............................................................  $    0.91   $    0.94
Diluted, pro forma..............................................................       0.90        0.93

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. SFAS No. 123R was scheduled to become effective no later than the first interim or annual period beginning after June 15, 2005 with early adoption also permitted. However, in April 2005 the United States Securities and Exchange Commission announced that it would delay the effective date for registrants that are not small business issuers to adopt SFAS No. 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Upon its adoption of SFAS No. 123R, the Company will be required to select a transition method between two permitted alternatives, a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized for all new awards granted after the date of adoption and any previously granted awards that are not fully vested. Under the "modified retrospective" method, compensation cost is recognized based on the requirements of the modified prospective method described above, but this method also permits the restatement of financial statements, either for all prior periods presented or prior interim periods in the year of adoption, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

Since SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company has already adopted SFAS No. 123 using the prospective transition method, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under the revised statement. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above in the "Stock Options" paragraph of this Note A. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The Company's benefits of tax deductions in excess of recognized compensation cost were not material in the first quarter of 2005. The Company has not yet determined which method of adoption it will use or what the effects of SFAS No. 123R will be on the future earnings and financial position of the Company.

NOTE B - INVESTMENTS

At March 31, 2005, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,067.5 million and an amortized cost of $3,011.2 million. At December 31, 2004, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,049.0 million and an amortized cost of $2,938.5 million.

The summarized aggregate unaudited net income for the various unaffiliated entities in which the balances with independent investment managers have been invested was $349.7 million and $452.9 million for the first three months of 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - SEGMENT INFORMATION

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          2005            2004
                                                       ----------      ----------
                                                         (dollars in thousands)
Revenues:
   Group employee benefit products ...............     $  262,133      $  225,035
   Asset accumulation products ...................         22,690          20,560
   Other (1) .....................................          8,214           7,658
                                                       ----------      ----------
                                                          293,037         253,253

   Net realized investment gains .................          1,817           5,221
                                                       ----------      ----------

                                                       $  294,854      $  258,474
                                                       ==========      ==========
Operating income:
   Group employee benefit products ...............     $   42,648      $   39,487
   Asset accumulation products ...................          6,333           5,137
   Other (1) .....................................         (2,111)         (1,248)
                                                       ----------      ----------
                                                           46,870          43,376

   Net realized investment gains .................          1,817           5,221
                                                       ----------      ----------
                                                       $   48,687      $   48,597
                                                       ==========      ==========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

NOTE D - COMPREHENSIVE (LOSS) INCOME

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2004. Total comprehensive (loss) income was $(2.7) million and $46.6 million for the first three months of 2005 and 2004, respectively.

NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                        2005         2004
                                                                      -------      -------
Numerator:
  Net income .....................................................    $30,107      $30,621
                                                                      =======      =======

Denominator:
  Weighted average common shares outstanding .....................     32,309       31,691
    Effect of dilutive securities ................................        953        1,015
                                                                      -------      -------
  Weighted average common shares outstanding, assuming dilution ..     33,262       32,706
                                                                      -------      -------

Basic results per share of common stock:
  Net income .....................................................    $  0.93      $  0.97

Diluted results per share of common stock:
  Net income .....................................................    $  0.91      $  0.94

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. A hearing in one of such arbitrations is scheduled to be held in the second quarter of 2005. The Company believes that it has substantial defenses upon which to contest the claims made in these arbitrations, although it is not possible to predict their ultimate outcome. In the opinion of management, such arbitrations, when ultimately resolved, will not, individually or collectively, have an adverse effect on the Company's financial position.

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions, and is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability.

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

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K for the year ended December 31, 2004. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's annual report on Form 10-K for the year ended December 31, 2004 under the caption "Critical Accounting Policies" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause actual results to ultimately differ materially from those described below can be found below under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

Summary of Results. Net income was $30.1 million, or $0.91 per diluted share, for the first quarter of 2005 as compared to $30.6 million, or $0.94 per diluted share, for the first quarter of 2004. Net income for the first quarters of 2005 and 2004 included realized investment gains (net of the related income tax expense) of $1.2 million, or $0.04 per diluted share, and $3.4 million, or $0.11 per diluted share, respectively. The level of net income in the first quarter of 2005 is attributable to growth in income from group employee benefit products and increased product spreads on the Company's asset accumulation products. Premiums from the Company's core group employee benefit products increased 19% in the first quarter of 2005 and the combined ratio (loss ratio plus expense ratio) decreased to 94.4% in the first quarter of 2005 from 95.5% in first quarter of 2004.

Premium and Fee Income. Premium and fee income for the first quarter of 2005 was $239.6 million as compared to $200.7 million for the first quarter of 2004, an increase of 19%. Premiums from core group employee benefit products increased 19% to $225.7 million for the first quarter of 2005 from $189.1 million for the first quarter of 2004. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and a decrease in premiums ceded by the Company to reinsurers for these products. The increase also reflects premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter of 2004. Under this arrangement, the Company assumes certain newly issued group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 15% to $51.7 million for the first quarter of 2005 from $44.8 million for the first quarter of 2004. This increase was primarily due to the favorable pricing environment and demand for this product as a result of high primary workers' compensation rates. SNCC obtained modest average price increases in connection with its renewals of insurance coverage during the first quarter of 2005, and has continued to obtain significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 8% in the first quarter of 2005 compared to the first quarter of 2004. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 47% to $12.0 million for the first quarter of 2005 from $8.1 million for the first quarter of 2004 and the retention of existing customers for the first quarter of 2005 was in line with the first quarter of 2004. Premiums from the Company's other core group employee benefit products increased 21% to $174.0 million for the first quarter of 2005 from $144.3 million for the first quarter of 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products was $45.9 million for the first quarter of 2005 and $43.2 million for the first quarter of 2004. The level of production achieved in the first quarter of 2005 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 4% increase in production based on the number of cases sold as compared with the first quarter of 2004. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $21.5 million for the first quarter of 2005 as compared to $29.3 million for the first quarter of 2004. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products. The decrease in deposits from the Company's asset accumulation products was also due to increased market performance of equity indexed annuities during the first quarter of 2005, which reduced demand for fixed annuity products.

Net Investment Income. Net investment income for the first quarter of 2005 was $53.4 million as compared to $52.5 million for the first quarter of 2004. The level of net investment income in the 2005 period reflects an increase in average invested assets in 2005 partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.2% on average invested assets of $3,564.7 million for the first quarter of 2005 and 6.7% on average invested assets of $3,231.3 million for the first quarter of 2004.

Net Realized Investment Gains. Net realized investment gains were $1.8 million for the first quarter of 2005 as compared to $5.2 million for the first quarter of 2004. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2005 and 2004, the Company recognized $2.3 million and $7.6 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first quarters of 2005 and 2004, the Company recognized $0.5 million and $2.4 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $2 million to $5 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $246.2 million for the first quarter 2005 as compared to $209.9 million for the first quarter of 2004, an increase of 17%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased to 94.4% for the first quarter of 2005 from 95.5% for the first quarter of 2004. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.6% and 4.8% for the first quarter of 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $102.0 million of financial resources available at the holding company level at March 31, 2005, which was primarily comprised of short-term investments, investments in the common stock of its investment subsidiaries, fixed maturity securities and balances with independent investment managers. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $61.4 million during 2005, of which $0.8 million has been paid to the holding company during the first quarter of 2005. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $65.0 million of borrowings available to it under its revolving credit facility as of March 31, 2005. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, interest payments on the 2033 Senior Notes, and distributions on the Capital Securities and the 2003 Capital Securities. The maximum amount of borrowings available under the Company's revolving credit facility, which expires in December 2006, is $100.0 million. The Company intends to obtain an extension of, or replace, this revolving credit facility prior to its maturity. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.6 billion at March 31, 2005, primarily consists of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at March 31, 2005. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the values of the partnerships' investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. As of March 31, 2005 and December 31, 2004, there were no adjustments in such values, as compared with reductions in value of $6.7 million at March 31, 2004. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of various risks relating to the Company's investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. For long-term disability products (effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004) the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes have reduced the reinsurance premiums paid by the Company for these products. However, in the case of long-term disability products, management does not believe that this reduction is sufficient to compensate for the anticipated level of losses in the $2,500 to $7,500 layer of monthly benefits for which the Company retains the risk under the new reinsurance arrangement. The Company has implemented a variety of initiatives, including pricing and underwriting initiatives, for these products; however, there can be no assurance that such initiatives will be successful. If such initiatives are not successful, the Company's results of operations could be adversely affected. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2004.

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

The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the Company's ultimate liability have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed above, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

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

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations."

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

At March 31, 2005, mortgage-backed securities comprised 21% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At March 31, 2005, the Company had outstanding advances of $85.0 million. These advances, which were obtained at a fixed rate, have a weighted average term to maturity of 10 years. A total of $30.0 million of these advances will mature at various times during 2005. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with the Company's investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

   THE COMPANY'S FINANCIAL POSITION EXPOSES THE COMPANY TO INTEREST RATE RISKS.

Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. In addition, the profitability of the Company's products for which reserves are discounted is affected by the difference between the yield achieved on invested assets and the discount rate used to calculate such reserves. The Company manages this risk by adjusting the prices charged for these products.

   THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly adjust the prices or other terms of its insurance policies or successfully implement other operational initiatives, as to which no assurance can be given. Also, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions continue to be offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 for the Company's excess workers' compensation and long-term disability products. See "Liquidity and Capital Resources - Reinsurance." In the future, the Company's reinsurers may continue to seek price increases, although the extent of any such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. Under the Terrorism Act, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible; however, the Terrorism Act is scheduled to terminate on December 31, 2005. The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

   THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of May 1, 2005 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A- (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of May 1, 2005 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyowners and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of March 2005 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb-, BBB, Baa3 and BBB, respectively.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Incorporated by reference to Note F to the Consolidated Financial Statements included elsewhere herein.

Item 6. Exhibits

        10.1 Amendment to Delphi Financial Group, Inc. Amended and Restated Long-Term Performance-Based Incentive Plan

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

Date:  May 10, 2005