Form 10-Q
period 2005-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2005-08-08
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                          (302) 478-5142                          13-3427277
-------------------------------      -------------------------------      --------------------------------
 (State or other jurisdiction of     (Registrant's telephone number,      (I.R.S. Employer Identification
 incorporation or organization)           including area code)                          Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware         19899
-------------------------------------------------------------------------       ----------
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

                                 Yes [X] No [ ]

      As of July 31, 2005, the Registrant had 28,317,798 shares of Class A Common Stock and 3,904,481 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 2005 and 2004................................    3

         Consolidated Balance Sheets at June 30, 2005 and
             December 31, 2004..................................................    4

         Consolidated Statements of Shareholders' Equity for the
             Six Months Ended June 30, 2005 and 2004............................    5

         Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2005 and 2004............................    6

         Notes to Consolidated Financial Statements.............................    7

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................   11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................   21

         Item 4.  Submission of Matters to a Vote of Security Holders...........   21

         Item 6.  Exhibits......................................................   21

         Signatures.............................................................   22

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                  -------------------   -------------------
                                                                    2005       2004       2005       2004
                                                                  --------   --------   --------   --------
Revenue:
   Premium and fee income ...................................     $249,851   $207,049   $489,451   $407,759
   Net investment income ....................................       55,192     48,705    108,629    101,248
   Net realized investment gains ............................        3,320      1,941      5,137      7,162
                                                                  --------   --------   --------   --------
                                                                   308,363    257,695    603,217    516,169
                                                                  --------   --------   --------   --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders...      185,690    153,570    364,263    303,672
   Commissions ..............................................       15,142     14,568     30,144     27,991
   Amortization of cost of business acquired ................       16,974     14,749     32,589     29,400
   Other operating expenses .................................       38,637     31,536     75,614     63,237
                                                                  --------   --------   --------   --------
                                                                   256,443    214,423    502,610    424,300
                                                                  --------   --------   --------   --------

      Operating income ......................................       51,920     43,272    100,607     91,869

Interest expense:
   Corporate debt ...........................................        4,261      3,475      7,931      6,911
   Junior subordinated deferrable interest debentures .......        1,199      1,106      2,370      2,211
                                                                  --------   --------   --------   --------
                                                                     5,460      4,581     10,301      9,122
                                                                  --------   --------   --------   --------

      Income before income tax expense ......................       46,460     38,691     90,306     82,747

Income tax expense ..........................................       14,483     11,558     28,222     24,993
                                                                  --------   --------   --------   --------

      Net income ............................................     $ 31,977   $ 27,133   $ 62,084   $ 57,754
                                                                  ========   ========   ========   ========

Basic results per share of common stock:
   Net income ...............................................     $   0.99   $   0.85   $   1.92   $   1.82

Diluted results per share of common stock:
   Net income ...............................................     $   0.96   $   0.82   $   1.87   $   1.76

Dividends paid per share of common stock ....................     $   0.09   $   0.08   $   0.18   $   0.16

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     June 30,        December 31,
                                                                                       2005             2004
                                                                                    -----------    ---------------
Assets:
   Investments:
      Fixed maturity securities, available for sale .............................   $ 3,104,115    $     3,049,013
      Short-term investments ....................................................       141,638             95,761
      Other investments .........................................................       521,447            396,302
                                                                                    -----------    ---------------
                                                                                      3,767,200          3,541,076
   Cash .........................................................................        33,029             24,324
   Cost of business acquired ....................................................       222,059            212,549
   Reinsurance receivables ......................................................       416,149            428,707
   Goodwill .....................................................................        93,929             93,929
   Securities lending collateral ................................................       251,238            236,900
   Other assets .................................................................       225,660            203,777
   Assets held in separate account ..............................................        91,451             88,205
                                                                                    -----------    ---------------
      Total assets ..............................................................   $ 5,100,715    $     4,829,467
                                                                                    ===========    ===============

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ......................................................................   $   268,358    $       261,289
      Disability and accident ...................................................       522,629            488,909
   Unpaid claims and claim expenses:
      Life ......................................................................        50,062             49,441
      Disability and accident ...................................................       231,768            218,316
      Casualty ..................................................................       684,404            645,948
   Policyholder account balances ................................................     1,037,072          1,024,577
   Corporate debt ...............................................................       184,750            157,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries ..........................        59,762             59,762
   Securities lending payable ...................................................       251,238            236,900
   Other liabilities and policyholder funds .....................................       713,090            658,522
   Liabilities related to separate account ......................................        91,451             88,205
                                                                                    -----------    ---------------
      Total liabilities .........................................................     4,094,584          3,889,619
                                                                                    -----------    ---------------

   Shareholders' equity:
      Preferred Stock, $.01 par; 50,000,000 shares authorized ...................             -                  -
      Class A Common Stock, $.01 par; 150,000,000 shares authorized;
         30,759,806 and 30,418,291 shares issued and outstanding, respectively...           308                304
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,904,481 shares issued and outstanding ................................            39                 39
      Additional paid-in capital ................................................       420,942            406,908
      Accumulated other comprehensive income ....................................        53,266             57,371
      Retained earnings .........................................................       590,890            534,540
      Treasury stock, at cost; 2,573,211 shares of Class A Common Stock .........       (59,314)           (59,314)
                                                                                    -----------    ---------------
         Total shareholders' equity .............................................     1,006,131            939,848
                                                                                    -----------    ---------------
             Total liabilities and shareholders' equity .........................   $ 5,100,715    $     4,829,467
                                                                                    ===========    ===============

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Accumulated
                                        Class A    Class B   Additional        Other
                                        Common     Common     Paid-in      Comprehensive   Retained   Treasury
                                         Stock      Stock     Capital         Income       Earnings     Stock        Total
                                       ---------  ---------  ----------    -------------  ----------  ---------   -----------
Balance, January 1, 2004.............  $     295  $      42  $  383,573    $      52,428  $  421,080  $ (58,978)  $   798,440
                                                                                                                  -----------

Net income...........................          -          -           -                -      57,754          -        57,754
Other comprehensive income:
   Decrease in net unrealized
     appreciation on investments.....          -          -           -          (33,123)          -          -       (33,123)
   Decrease in net loss on
      cash flow hedge................          -          -           -              392           -          -           392
                                                                                                                  -----------
Comprehensive income.................                                                                                  25,023

Issuance of stock, exercise of stock
   options and share conversions.....          4          -      15,237                -           -          -        15,241
Stock-based compensation.............          -          -       1,337                -           -          -         1,337
Cash dividends.......................          -          -           -                -      (5,016)         -        (5,016)
                                       ---------  ---------  ----------    -------------  ----------  ---------   -----------

Balance, June 30, 2004...............  $     299  $      42  $  400,147    $      19,697  $  473,818  $ (58,978)  $   835,025
                                       =========  =========  ==========    =============  ==========  =========   ===========

Balance, January 1, 2005.............  $     304  $      39  $  406,908    $      57,371  $  534,540  $ (59,314)  $   939,848
                                                                                                                  -----------

Net income...........................          -          -           -                -      62,084          -        62,084
Other comprehensive income:
   Decrease in net unrealized
     appreciation on investments.....          -          -           -           (4,497)          -          -        (4,497)
   Decrease in net loss on
      cash flow hedge................          -          -           -              392           -          -           392
                                                                                                                  -----------
Comprehensive income.................                                                                                  57,979

Issuance of stock, exercise of stock
   options and share conversions.....          4          -      12,410                -           -          -        12,414
Stock-based compensation.............          -          -       1,624                -           -          -         1,624
Cash dividends.......................          -          -           -                -      (5,734)         -        (5,734)
                                       ---------  ---------  ----------    -------------  ----------  ---------   -----------

Balance, June 30, 2005...............  $     308  $      39  $  420,942    $      53,266  $  590,890  $ (59,314)  $ 1,006,131
                                       =========  =========  ==========    =============  ==========  =========   ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                      2005             2004
                                                                                   -----------     -----------
Operating activities:
   Net income ..................................................................   $    62,084     $    57,754
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Change in policy liabilities and policyholder accounts ...................       105,025          82,345
      Net change in reinsurance receivables and payables .......................         8,593             424
      Amortization, principally the cost of business acquired and investments...        30,522          19,689
      Deferred costs of business acquired ......................................       (44,481)        (42,861)
      Net realized gains on investments ........................................        (5,137)         (7,162)
      Net change in trading account securities .................................       (22,631)          4,049
      Net change in federal income tax liability ...............................        13,171          14,447
      Other ....................................................................       (12,265)        (16,200)
                                                                                   -----------     -----------
        Net cash provided by operating activities ..............................       134,881         112,485
                                                                                   -----------     -----------

Investing activities:
   Purchases of investments and loans made .....................................    (1,018,057)     (1,079,209)
   Sales of investments and receipts from repayment of loans ...................       793,179         846,283
   Maturities of investments ...................................................       115,663          83,530
   Net change in short-term investments ........................................       (45,873)         11,039
   Change in deposit in separate account .......................................        (4,325)         (2,432)
                                                                                   -----------     -----------
        Net cash used by investing activities ..................................      (159,413)       (140,789)
                                                                                   -----------     -----------

Financing activities:
   Deposits to policyholder accounts ...........................................        52,148          73,316
   Withdrawals from policyholder accounts ......................................       (49,151)        (43,304)
   Borrowings under revolving credit facility ..................................        32,000          27,000
   Principal payments under revolving credit facility ..........................        (5,000)         (5,000)
   Change in liability for Federal Home Loan Bank advances .....................             -         (20,000)
   Other financing activities ..................................................         3,240           6,491
                                                                                   -----------     -----------
        Net cash provided by financing activities ..............................        33,237          38,503
                                                                                   -----------     -----------

Increase in cash ...............................................................         8,705          10,199
Cash at beginning of period ....................................................        24,324          18,733
                                                                                   -----------     -----------
      Cash at end of period ....................................................   $    33,029     $    28,932
                                                                                   ===========     ===========

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Stock Options

Prior to 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense is recognized in the Company's financial statements for these options. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the prospective transition method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 are applied to all option awards granted, modified or settled after January 1, 2003. The amount of the expense related to stock-based compensation included in the determination of the Company's net income for 2005 and 2004 is lower than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No.
123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 as of its original effective date:

                                                                     Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                   -----------------------    ------------------------
                                                                     2005        2004            2005          2004
                                                                   ----------   ----------    ----------    ----------
                                                                      (dollars in thousands, except per share data)
Net income, as reported ........................................   $   31,977   $   27,133    $   62,084    $   57,754
Add: Stock-based employee compensation expense included
 in reported net income, net of related tax effects ............          641          566         1,296         1,076
Deduct: Stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects ...................................         (712)        (752)       (1,452)       (1,457)
                                                                   ----------   ----------    ----------    ----------
Pro forma net income ...........................................   $   31,906   $   26,947    $   61,928    $   57,373
                                                                   ==========   ==========    ==========    ==========

Earnings per share:
  Basic, as reported ...........................................   $     0.99   $     0.85    $     1.92    $     1.82
  Basic, pro forma .............................................         0.98         0.84          1.91          1.80

  Diluted, as reported .........................................   $     0.96   $     0.82    $     1.87    $     1.76
  Diluted, pro forma ...........................................         0.95         0.81          1.85          1.74

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. SFAS No. 123R was scheduled to become effective no later than the first interim or annual period beginning after June 15, 2005 with early adoption also permitted. However, in April 2005, the United States Securities and Exchange Commission delayed the effective date for registrants that are not small business issuers to adopt SFAS No. 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Upon its adoption of SFAS No. 123R, the Company will be required to select a transition method between two permitted alternatives, a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized for all new awards granted after the date of adoption and any previously granted awards that are not fully vested. Under the "modified retrospective" method, compensation cost is recognized based on the requirements of the modified prospective method described above, but this method also permits the restatement of financial statements, either for all prior periods presented or prior interim periods in the year of adoption, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

Since SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company has already adopted SFAS No. 123 using the prospective transition method, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under the revised statement. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above in the "Stock Options" paragraph of this Note A. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The Company's benefits of tax deductions in excess of recognized compensation cost were not material in the first six months of 2005. The Company has not yet determined which method of adoption it will use or what the effects of SFAS No. 123R will be on the future earnings and financial position of the Company.

NOTE B - INVESTMENTS

At June 30, 2005, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,104.1 million and an amortized cost of $3,000.1 million. At December 31, 2004, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,049.0 million and an amortized cost of $2,938.5 million.

The summarized aggregate unaudited net income for the various unaffiliated entities in which the balances with independent investment managers have been invested was $703.7 million and $632.7 million for the first six months of 2005 and 2004, respectively, and $354.0 million and $179.8 million for the second quarters of 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - CORPORATE DEBT

In May 2005, the Company entered into a new $200 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the "Credit Agreement"), which replaced the existing $100 million revolving credit facility scheduled to expire in December 2006. The Company had outstanding borrowings of $41.0 million under the Credit Agreement at June 30, 2005 and $14.0 million of outstanding borrowings under the previous revolving credit facility at December 31, 2004. Interest on borrowings under the Credit Agreement is payable, at the Company's election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified ratings of the Company's senior unsecured debt, as in effect from time to time, or at Bank of America's prime rate. Certain commitment and utilization fees are also payable under the Credit Agreement. The Credit Agreement contains certain financial and various other affirmative and negative covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's insurance subsidiaries, Reliance Standard Life Insurance Company and Safety National Casualty Corporation, and certain limitations on investments and subsidiary indebtedness. The maturity date of the Credit Agreement is May 26, 2010. As of June 30, 2005, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement.

NOTE D - SEGMENT INFORMATION

                                          Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                        ----------------------    ----------------------
                                           2005        2004         2005         2004
                                        ---------    ---------    ---------    ---------
                                                     (dollars in thousands)
Revenues:
   Group employee benefit products...   $ 275,852    $ 228,295    $ 537,985    $ 453,330
   Asset accumulation products ......      20,755       19,562       43,445       40,122
   Other(1) .........................       8,436        7,897       16,650       15,555
                                        ---------    ---------    ---------    ---------
                                          305,043      255,754      598,080      509,007

   Net realized investment gains ....       3,320        1,941        5,137        7,162
                                        ---------    ---------    ---------    ---------
                                        $ 308,363    $ 257,695    $ 603,217    $ 516,169
                                        =========    =========    =========    =========

Operating income:
   Group employee benefit products...   $  47,108    $  39,396    $  89,756    $  78,883
   Asset accumulation products ......       4,424        3,766       10,757        8,903
   Other(1) .........................      (2,932)      (1,831)      (5,043)      (3,079)
                                        ---------    ---------    ---------    ---------
                                           48,600       41,331       95,470       84,707

   Net realized investment gains ....       3,320        1,941        5,137        7,162
                                        ---------    ---------    ---------    ---------
                                        $  51,920    $  43,272    $ 100,607    $  91,869
                                        =========    =========    =========    =========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

NOTE E - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2004. Total comprehensive income (loss) was $58.0 million and $25.0 million for the first six months of 2005 and 2004, respectively, and $60.7 million and $(21.5) million for the second quarters of 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                 June 30,
                                                                     ---------------------     -------------------
                                                                       2005         2004          2005        2004
                                                                     ---------     -------     -------     -------
                                                                     (dollars in thousands, except per share data)
Numerator:
   Net income .....................................................  $  31,977     $27,133     $62,084     $57,754
                                                                     =========     =======     =======     =======

Denominator:
   Weighted average common shares outstanding .....................     32,426      31,931      32,368      31,811
   Effect of dilutive securities ..................................        876         999         914       1,007
                                                                     ---------     -------     -------     -------
   Weighted average common shares outstanding, assuming dilution...     33,302      32,930      33,282      32,818
                                                                     =========     =======     =======     =======

Basic results per share of common stock:
   Net income .....................................................  $    0.99     $  0.85     $  1.92     $  1.82

Diluted results per share of common stock:
   Net income .....................................................  $    0.96     $  0.82     $  1.87     $  1.76

NOTE G - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. A hearing in one of such arbitrations commenced in the second quarter of 2005 and has concluded. The Company anticipates that a decision in such arbitration will be rendered in the second half of 2005. The Company believes that it has substantial defenses upon which to contest the claims made in these arbitrations, although it is not possible to predict their ultimate outcome. In the opinion of management, such arbitrations, when ultimately resolved, will not, individually or collectively, have an adverse effect on the Company's financial position.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to
Six Months Ended June 30, 2004

Summary of Results. Net income was $62.1 million, or $1.87 per diluted share, for the first half of 2005 as compared to $57.8 million, or $1.76 per diluted share, for the first half of 2004. Net income in the first half of 2005 and 2004 included realized investment gains (net of the related income tax expense) of $3.3 million, or $0.10 per diluted share, and $4.7 million, or $0.14 per diluted share, respectively. The increase in net income in the first half of 2005 is attributable to growth in income from group employee benefit products, increased product spreads on the Company's asset accumulation products and an increase in net investment income, partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 20% in the first half of 2005 and the combined ratio (loss ratio plus expense ratio) decreased to 94.3% in the first half of 2005 from 94.9% in the first half of 2004. Net investment income in the first half of 2005, which increased 7% from the first half of 2004, reflects an 11% increase in average invested assets. The increase in interest expense was primarily due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first half of 2005 as compared to the first half of 2004. The increase in interest expense was also attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility, which was terminated in conjunction with the Company's entering into a new $200 million revolving credit facility in May 2005.

Premium and Fee Income. Premium and fee income for the first half of 2005 was $489.5 million as compared to $407.8 million for the first half of 2004, an increase of 20%. Premiums from core group employee benefit products increased 20% to $455.7 million for the first half of 2005 from $379.0 million for the first half of 2004. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and an increase in premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter of 2004. Under this arrangement, the Company assumes certain group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. The increase also reflects a decrease in premiums ceded by the Company to reinsurers for these core group employee benefit products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 16% to $104.5 million for the first half of 2005 from $90.3 million for the first half of 2004. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. Safety National Casualty Corporation ("SNCC") has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, while maintaining rates in connection with its renewals of insurance coverage during the first half of 2005. On average, self-insured retention levels increased 9% in the first half of 2005 compared to the first half of 2004. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 67% to $16.6 million for the first half of 2005 from $9.9 million for the first half of 2004 and the retention of existing customers for the first half of 2005 remained strong. Premiums for the Company's other core group employee benefit products increased 22% to $351.1 million for the first half of 2005 from $288.8 million for the first half of 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products increased 12% to $92.2 million for the first half of 2005 from $82.6 million for the first half of 2004. New business production includes only directly written business, and does not include business reinsured under the Company's indemnity reinsurance agreement discussed above. The level of production achieved in the first half of 2005 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 12% increase in production measured by the number of cases sold as compared to the first half of 2004. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $48.9 million for the first half of 2005 as compared to $69.8 million for the first half of 2004. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products. The decrease in deposits was attributable to the increase in short-term interest rates, which has caused other short-term investment products such as commercial deposits to be an attractive alternative to fixed annuity products, and to increased market performance of equity-indexed annuities during the first half of 2005, which reduced demand for fixed annuity products.

Net Investment Income. Net investment income for the first half of 2005 was $108.6 million as compared to $101.2 million for the first half of 2004, an increase of 7%. The level of net investment income in the 2005 period reflects an increase in average invested assets in such period, partially offset by a decrease in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.2% on average invested assets of $3,594.5 million for the first half of 2005 and 6.5% on average invested assets of $3,230.2 million for the first half of 2004.

Net Realized Investment Gains. Net realized investment gains were $5.1 million for the first half of 2005 as compared to $7.2 million for the first half of 2004. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2005 and 2004, the Company recognized $6.3 million and $9.7 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first half of 2005 and 2004, the Company recognized $1.2 million and $2.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $502.6 million for the first half of 2005 as compared to $424.3 million for the first half of 2004, an increase of 18%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased to 94.3% for the first half of 2005 from 94.9% for the first half of 2004. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.6% and 4.8% for the first half of 2005 and 2004, respectively.

Interest Expense. Interest expense was $10.3 million for the first half of 2005 as compared to $9.1 million for the first half of 2004, an increase of $1.2 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first half of 2005 as compared to the first half of 2004. The increase was also attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility which was scheduled to expire in December 2006, but was terminated in May 2005 when the Company entered into a new $200 million revolving credit facility.

Income Tax Expense. Income tax expense was $28.2 million for the first half of 2005 as compared to $25.0 million for the first half of 2004. The increase in income tax expense is primarily related to the increase in pre-tax income. The Company's effective tax rate was 31.3% for the first half of 2005 and 30.2% for the first half of 2004. The lower tax rate in the 2004 period reflects a higher level of tax-exempt investment income.

Three Months Ended June 30, 2005 Compared to
Three Months Ended June 30, 2004

Summary of Results. Net income was $32.0 million, or $0.96 per diluted share, for the second quarter of 2005 as compared to $27.1 million, or $0.82 per diluted share, for the second quarter of 2004. Net income in the second quarters of 2005 and 2004 included realized investment gains (net of the related income tax expense) of $2.2 million, or $0.06 per diluted share, and $1.3 million, or $0.03 per diluted share, respectively. The increase in net income in the second quarter of 2005 is primarily attributable to growth in income from group employee benefit products and an increase in net investment income, partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 21% in the second quarter of 2005 and the combined ratio (loss ratio plus expense ratio) remained in the same range as in the second quarter of 2004. The 13% increase in net investment income in the second quarter of 2005 from the second quarter of 2004 reflects a 12% increase in average invested assets. The increase in interest expense was primarily attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility, which was terminated in conjunction with the Company's entering into a new $200 million revolving credit facility in May 2005. The increase in interest expense is also due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the second quarter of 2005 as compared to the second quarter of 2004.

Premium and Fee Income. Premium and fee income for the second quarter of 2005 was $249.9 million as compared to $207.0 million for the second quarter of 2004, an increase of 21%. Premiums from core group employee benefit products increased 21% to $230.0 million for the second quarter of 2005 from $190.0 million for the second quarter of 2004. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and an increase in premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter of 2004. Under this arrangement, the Company assumes certain group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. The increase also reflects a decrease in premiums ceded by the Company to reinsurers for these core group employee benefit products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 16% to $52.9 million for the second quarter of 2005 from $45.4 million for the second quarter of 2004. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. SNCC has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, while maintaining rates in connection with its renewals of insurance coverage during the second quarter of 2005. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 162% to $4.6 million for the second quarter of 2005 from $1.8 million for the second quarter of 2004. Premiums from the Company's other core group employee benefit products increased 23% to $177.1 million for the second quarter of 2005 from $144.5 million for the second quarter of 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products increased 17% to $46.3 million for the second quarter of 2005 from $39.4 million for the second quarter of 2004. New business production includes only directly written business, and does not include business reinsured under the Company's indemnity reinsurance agreement discussed above. The level of production achieved in the second quarter of 2005 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 18% increase in production measured by the number of cases sold as compared to the second quarter of 2004. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $27.5 million for the second quarter of 2005 as compared to $40.6 million for the second quarter of 2004. These deposits are new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products. The decrease in deposits was attributable to the increase in short-term interest rates, which has caused other short-term investment products such as commercial deposits to be an attractive alternative to fixed annuity products, and to increased market performance of equity-indexed annuities during the first half of 2005, which reduced demand for fixed annuity products.

Net Investment Income. Net investment income in the second quarter of 2005 was $55.2 million as compared to $48.7 million in the second quarter of 2004, an increase of 13%. The level of net investment income in the 2005 period reflects an increase in average invested assets in such period and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.2% on average invested assets of $3,676.8 million for the second quarter of 2005 and 6.1% on average invested assets of $3,297.2 million in the second quarter of 2004.

Net Realized Investment Gains. Net realized investment gains were $3.3 million for the second quarter of 2005 as compared to $1.9 million for the second quarter of 2004. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2005 and 2004, the Company recognized $4.0 million and $2.0 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the second quarters of 2005 and 2004, the Company recognized $0.7 million and $0.1 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $256.4 million for the second quarter of 2005 as compared to $214.4 million for the second quarter of 2004, an increase of 20%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 94.2% for the second quarter of 2005 and 94.4% for the second quarter of 2004.

Interest Expense. Interest expense was $5.5 million for the second quarter of 2005 as compared to $4.6 million for the second quarter of 2004, an increase of $0.9 million. This increase was primarily attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility which was scheduled to expire in December 2006, but was terminated in May 2005 when the Company entered into a new $200 million revolving credit facility. The increase was also due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the second quarter 2005 as compared to the second quarter of 2004.

Income Tax Expense. Income tax expense was $14.5 million for the second quarter of 2005 as compared to $11.6 million for the second quarter of 2004. The increase in income tax expense is primarily related to the increase in pre-tax income. The Company's effective tax rate was 31.2% for the second quarter of 2005 and 29.9% for the second quarter of 2004. The lower tax rate in the 2004 period reflects a higher level of tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $108.0 million of financial resources available at the holding company level at June 30, 2005, which was primarily comprised of investments in the common stock of its investment subsidiaries, balances with independent investment managers and short-term investments. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $61.4 million during 2005, of which $0.8 million has been paid to the holding company during the first half of 2005. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

In May 2005, the Company entered into a new $200 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions which replaced the existing $100 million revolving credit facility scheduled to expire in December 2006. This new facility, which expires in May 2010, contains certain financial and various other affirmative and negative covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's subsidiaries, Reliance Standard Life Insurance Company ("RSLIC") and SNCC, and certain limitations on investments and subsidiary indebtedness. The Company had $159.0 million of borrowings available to it under this revolving credit facility as of June 30, 2005. See Note C to the Consolidated Financial Statements. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

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

On August 4, 2005, the Company's Board of Directors declared a cash dividend of $0.09 per share, which will be paid on the Company's Class A Common Stock and Class B Common Stock on September 1, 2005.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.8 billion at June 30, 2005, consists primarily of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at June 30, 2005. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the values of the partnerships' investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. As of March 31, 2004, there was an adjustment for a reduction in value of $6.7 million; there were no adjustments in such values as of June 30, 2004, December 31, 2004 and June 30, 2005. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of various risks relating to the Company's investment portfolio.

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

At June 30, 2005, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At June 30, 2005, the Company had outstanding advances of $85.0 million, which were obtained at a fixed rate, and have a weighted average term to maturity of 9.8 years. A total of $30.0 million of these advances will mature at various times during the second half of 2005. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with the Company's investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions continue to be offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 for the Company's excess workers' compensation and long-term disability products. See "Liquidity and Capital Resources - Reinsurance." In the future, the Company's reinsurers may continue to seek price increases, although the extent of any such increases cannot be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued in 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. Under the Terrorism Act, the federal government will pay 90% of the Company's covered losses relating to acts of international terrorism from property and casualty products directly written by

SNCC above the Company's annual deductible; however, the Terrorism Act is scheduled to terminate on December 31, 2005. The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

      THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of August 1, 2005 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A- (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of August 1, 2005 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyowners and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of August 1, 2005 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb-, BBB, Baa3 and BBB, respectively.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders on May 24, 2005. The directors elected at the meeting will serve for a term ending on the date of the 2006 Annual Meeting of Stockholders. The directors elected at the meeting were Donald A. Sherman, Robert Rosenkranz, Kevin R. Brine, Lawrence E. Daurelle, Edward A. Fox, Harold F. Ilg, James N. Meehan, Philip R. O'Connor, and Robert M. Smith, Jr. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2005 Annual Meeting that director was Mr. Sherman.

            The voting results for all matters at the meeting were as follows:

            1) Election of Directors

                                                                                       VOTES
                                                                             --------------------------
                                                                                               Withhold
                                                                                 For          Authority
                                                                             ----------       ---------
Class A Director:
     Donald A. Sherman.................................................      21,639,793       4,571,681
Directors:
     Robert Rosenkranz.................................................      50,166,472       3,910,755
     Kevin R. Brine....................................................      51,857,289       2,219,938
     Lawrence E. Daurelle..............................................      50,218,244       3,858,983
     Edward A. Fox.....................................................      50,742,564       3,334,663
     Harold F. Ilg.....................................................      50,209,044       3,868,183
     James N. Meehan...................................................      49,007,405       5,069,822
     Philip R. O'Connor................................................      50,719,922       3,357,305
     Robert M. Smith, Jr...............................................      50,218,200       3,859,027

            2) All Other Matters - The proposal to amend the Company's Restated
               Certificate of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 40,000,000 shares to 150,000,000 shares available thereunder received 38,818,970 votes for approval and 15,246,991 votes against approval, with 11,266 votes abstaining. The proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Preferred Stock from 10,000,000 shares to 50,000,000 shares available thereunder received 34,449,490 votes for approval and 16,568,974 votes against approval, with 7,127 votes abstaining and 3,051,636 broker non-votes.

Item 6. Exhibits

        3.1   Certificate of Amendment of Restated Certificate of
              Incorporation

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

Date: August 8, 2005