Form 10-Q
period 2005-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2005-11-08
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                               Yes       No   X
                                   -----    -----

      As of October 31, 2005, the Registrant had 28,667,962 shares of Class
           A Common Stock and 3,904,481 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION (UNAUDITED)

           Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 2005 and 2004...................     3

           Consolidated Balance Sheets at September 30, 2005 and
              December 31, 2004..........................................     4

           Consolidated Statements of Shareholders' Equity for the
              Nine Months Ended September 30, 2005 and 2004..............     5

           Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2005 and 2004..............     6

           Notes to Consolidated Financial Statements....................     7

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    11

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings....................................    21

           Item 6.  Exhibits.............................................    21

           Signatures....................................................    21

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
                                                                  2005       2004       2005       2004
                                                                --------   --------   --------   --------
Revenue:
   Premium and fee income ...................................   $257,317   $210,292   $746,768   $618,051
   Net investment income ....................................     55,250     48,220    163,879    149,468
   Net realized investment gains ............................      3,397      1,433      8,534      8,595
                                                                --------   --------   --------   --------
                                                                 315,964    259,945    919,181    776,114
                                                                --------   --------   --------   --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ..    204,677    152,312    568,940    455,984
   Commissions ..............................................     16,843     15,607     46,987     43,598
   Amortization of cost of business acquired ................     18,347     16,721     50,936     46,121
   Other operating expenses .................................     40,267     31,199    115,881     94,436
                                                                --------   --------   --------   --------
                                                                 280,134    215,839    782,744    640,139
                                                                --------   --------   --------   --------
      Operating income ......................................     35,830     44,106    136,437    135,975

Interest expense:
   Corporate debt ...........................................      3,781      3,548     11,712     10,459
   Junior subordinated deferrable interest debentures .......      1,229      1,124      3,599      3,335
                                                                --------   --------   --------   --------
                                                                   5,010      4,672     15,311     13,794
                                                                --------   --------   --------   --------
      Income before income tax expense ......................     30,820     39,434    121,126    122,181

Income tax expense ..........................................      8,788      7,255     37,010     32,248
                                                                --------   --------   --------   --------
      Net income ............................................   $ 22,032   $ 32,179   $ 84,116   $ 89,933
                                                                ========   ========   ========   ========
Basic results per share of common stock:
   Net income ...............................................   $   0.67   $   1.00   $   2.58   $   2.82

Diluted results per share of common stock:
   Net income ...............................................   $   0.65   $   0.98   $   2.52   $   2.74

Dividends paid per share of common stock ....................   $   0.09   $   0.08   $   0.27   $   0.24

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               September 30,   December 31,
                                                                    2005          2004
                                                               -------------   -----------
Assets:
   Investments:
      Fixed maturity securities, available for sale ........    $3,144,090      $3,049,013
      Short-term investments ...............................       140,338          95,761
      Other investments ....................................       537,504         396,302
                                                                ----------      ----------
                                                                 3,821,932       3,541,076
   Cash ....................................................        25,956          24,324
   Cost of business acquired ...............................       242,249         212,549
   Reinsurance receivables .................................       413,416         428,707
   Goodwill ................................................        93,929          93,929
   Securities lending collateral ...........................       246,137         236,900
   Other assets ............................................       245,777         203,777
   Assets held in separate account .........................        96,168          88,205
                                                                ----------      ----------
      Total assets .........................................    $5,185,564      $4,829,467
                                                                ==========      ==========

Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life .................................................    $  271,706      $  261,289
      Disability and accident ..............................       528,803         488,909
   Unpaid claims and claim expenses:
      Life .................................................        55,882          49,441
      Disability and accident ..............................       239,308         218,316
      Casualty .............................................       727,899         645,948
   Policyholder account balances ...........................     1,040,309       1,024,577
   Corporate debt ..........................................       178,750         157,750
   Junior subordinated deferrable interest debentures
      underlying company-obligated mandatorily redeemable
      capital securities issued by unconsolidated
      subsidiaries .........................................        59,762          59,762
   Securities lending payable ..............................       246,137         236,900
   Other liabilities and policyholder funds ................       724,470         658,522
   Liabilities related to separate account .................        96,168          88,205
                                                                ----------      ----------
      Total liabilities ....................................     4,169,194       3,889,619
                                                                ----------      ----------

   Shareholders' equity:
      Preferred Stock, $.01 par; 50,000,000 shares
         authorized ........................................            --              --
      Class A Common Stock, $.01 par; 150,000,000 shares
         authorized; 31,240,273 and 30,418,291 shares
         issued and outstanding, respectively ..............           312             304
      Class B Common Stock, $.01 par; 20,000,000 shares
         authorized; 3,904,481 shares issued and
         outstanding .......................................            39              39
      Additional paid-in capital ...........................       436,137         406,908
      Accumulated other comprehensive income ...............        29,198          57,371
      Retained earnings ....................................       609,998         534,540
      Treasury stock, at cost; 2,573,211 shares of Class
         A Common Stock ....................................       (59,314)        (59,314)
                                                                ----------      ----------
         Total shareholders' equity ........................     1,016,370         939,848
                                                                ----------      ----------
            Total liabilities and shareholders' equity .....    $5,185,564      $4,829,467
                                                                ==========      ==========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Accumulated
                                          Class A   Class B   Additional       Other
                                           Common    Common     Paid-in    Comprehensive   Retained   Treasury
                                           Stock     Stock      Capital        Income      Earnings     Stock       Total
                                          -------   -------   ----------   -------------   --------   --------   ----------
Balance, January 1, 2004 ..............     $295      $42      $383,573      $ 52,428      $421,080   $(58,978)  $  798,440
                                                                                                                 ----------
Net income ............................       --       --            --            --        89,933         --       89,933
Other comprehensive income:
   Increase in net unrealized
      appreciation on investments .....       --       --            --           236            --         --          236
   Decrease in net loss on cash
      flow hedge ......................       --       --            --           589            --         --          589
                                                                                                                 ----------
Comprehensive income ..................                                                                              90,758

Issuance of stock, exercise of stock
   options and share conversions ......        8       (3)       18,532            --            --         --       18,537
Stock-based compensation ..............       --       --         1,916            --            --         --        1,916
Acquisition of treasury stock .........       --       --            --            --            --       (336)        (336)
Cash dividends ........................       --       --            --            --        (7,543)        --       (7,543)
                                            ----      ---      --------      --------      --------   --------   ----------
Balance, September 30, 2004 ...........     $303      $39      $404,021      $ 53,253      $503,470   $(59,314)  $  901,772
                                            ====      ===      ========      ========      ========   ========   ==========

Balance, January 1, 2005 ..............     $304      $39      $406,908      $ 57,371      $534,540   $(59,314)  $  939,848
                                                                                                                 ----------
Net income ............................       --       --            --            --        84,116         --       84,116
Other comprehensive income:
   Decrease in net unrealized
      appreciation on investments .....       --       --            --       (28,762)           --         --      (28,762)
   Decrease in net loss on cash
      flow hedge ......................       --       --            --           589            --         --          589
                                                                                                                 ----------
Comprehensive income ..................                                                                              55,943

Issuance of stock, exercise of stock
   options and share conversions ......        8       --        26,928            --            --         --       26,936
Stock-based compensation ..............       --       --         2,301            --            --         --        2,301
Cash dividends ........................       --       --            --            --        (8,658)        --       (8,658)
                                            ----      ---      --------      --------      --------   --------   ----------
Balance, September 30, 2005 ...........     $312      $39      $436,137      $ 29,198      $609,998   $(59,314)  $1,016,370
                                            ====      ===      ========      ========      ========   ========   ==========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                      2005          2004
                                                                  -----------   -----------
Operating activities:
   Net income .................................................   $    84,116   $    89,933
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Change in policy liabilities and policyholder accounts ..       196,872       145,556
      Net change in reinsurance receivables and payables ......        10,608        (1,422)
      Amortization, principally the cost of business acquired
         and investments ......................................        46,571        33,087
      Deferred costs of business acquired .....................       (69,739)      (66,814)
      Net realized gains on investments .......................        (8,534)       (8,595)
      Net change in federal income tax liability ..............         8,614        17,635
      Other ...................................................       (59,614)      (43,007)
                                                                  -----------   -----------
         Net cash provided by operating activities ............       208,894       166,373
                                                                  -----------   -----------

Investing activities:
   Purchases of investments and loans made ....................    (1,460,493)   (1,524,817)
   Sales of investments and receipts from repayment of loans ..     1,142,110     1,109,869
   Maturities of investments ..................................       134,023       167,555
   Net change in short-term investments .......................       (44,566)       21,632
   Change in deposit in separate account ......................        (3,033)       (2,440)
                                                                  -----------   -----------
         Net cash used by investing activities ................      (231,959)     (228,201)
                                                                  -----------   -----------

Financing activities:
   Deposits to policyholder accounts ..........................        80,229       114,830
   Withdrawals from policyholder accounts .....................       (76,031)      (66,332)
   Borrowings under revolving credit facility .................        32,000        32,000
   Principal payments under revolving credit facility .........       (11,000)       (5,000)
   Change in liability for Federal Home Loan Bank advances ....       (15,000)      (15,000)
   Other financing activities .................................        14,499         6,936
                                                                  -----------   -----------
         Net cash provided by financing activities ............        24,697        67,434
                                                                  -----------   -----------

Increase in cash ..............................................         1,632         5,606
Cash at beginning of period ...................................        24,324        18,733
                                                                  -----------   -----------
      Cash at end of period ...................................   $    25,956   $    24,339
                                                                  ===========   ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

                                                                        Three Months Ended   Nine Months Ended
                                                                           September 30,       September 30,
                                                                        ------------------   -----------------
                                                                           2005      2004      2005      2004
                                                                         -------   -------   -------   -------
                                                                             (dollars in thousands, except
                                                                                    per share data)
Net income, as reported .............................................    $22,032   $32,179   $84,116   $89,933
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ...............        707       581     2,003     1,657
Deduct: Stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects ....................................          (764)     (764)   (2,215)   (2,221)
                                                                         -------   -------   -------   -------
Pro forma net income ................................................    $21,975   $31,996   $83,904   $89,369
                                                                         =======   =======   =======   =======
Earnings per share:
   Basic, as reported ...............................................    $  0.67   $  1.00   $  2.58   $  2.82
   Basic, proforma ..................................................       0.67      1.00      2.58      2.80

   Diluted, as reported .............................................    $  0.65   $  0.98   $  2.52   $  2.74
   Diluted, pro forma ...............................................       0.65      0.96      2.50      2.70

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. SFAS No. 123R was scheduled to become effective no later than the first interim or annual period beginning after June 15, 2005 with early adoption also permitted. However, in April 2005, the United States Securities and Exchange Commission delayed the effective date for registrants that are not small business issuers to adopt SFAS No. 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Upon its adoption of SFAS No. 123R as of January 1, 2006, the Company will be required to select a transition method between two permitted alternatives, a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized for all new awards granted after the date of adoption and any previously granted awards that are not fully vested. Under the "modified retrospective" method, compensation cost is recognized based on the requirements of the modified prospective method described above, but this method also permits the restatement of financial statements, either for all prior periods presented or prior interim periods in the year of adoption, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

Since SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company has already adopted SFAS No. 123 using the prospective transition method, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above in the "Stock Options" paragraph of this Note A. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The Company's benefits of tax deductions in excess of recognized compensation cost were not material in the first nine months of 2005. The Company has not yet determined which method of adoption it will use or what the effects of SFAS No. 123R will be on the future earnings and financial position of the Company.

NOTE B - INVESTMENTS

At September 30, 2005, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,144.1 million and an amortized cost of $3,089.6 million. At December 31, 2004, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,049.0 million and an amortized cost of $2,938.5 million.

The summarized aggregate unaudited net income (loss) for the various unaffiliated entities in which the balances with independent investment managers have been invested was $1,341.8 million and $632.4 million for the first nine months of 2005 and 2004, respectively, and $638.1 million and $(0.3) million for the third quarters of 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - CORPORATE DEBT

In May 2005, the Company entered into a new $200 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the "Credit Agreement"), which replaced the existing $100 million revolving credit facility scheduled to expire in December 2006. The Company had outstanding borrowings of $35.0 million under the Credit Agreement at September 30, 2005 and $14.0 million of outstanding borrowings under the previous revolving credit facility at December 31, 2004. Interest on borrowings under the Credit Agreement is payable, at the Company's election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified ratings of the Company's senior unsecured debt, as in effect from time to time, or at Bank of America's prime rate. Certain commitment and utilization fees are also payable under the Credit Agreement. The Credit Agreement contains certain financial and various other affirmative and negative covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's insurance subsidiaries, Reliance Standard Life Insurance Company and Safety National Casualty Corporation, and certain limitations on investments and subsidiary indebtedness. The maturity date of the Credit Agreement is May 26, 2010. As of September 30, 2005, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement.

NOTE D - SEGMENT INFORMATION

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           -------------------   -------------------
                                             2005       2004       2005       2004
                                           --------   --------   --------   --------
                                                     (dollars in thousands)
Revenues:
   Group employee benefit products .....   $282,336   $230,856   $820,321   $684,186
   Asset accumulation products .........     21,634     20,170     65,079     60,292
   Other (1) ...........................      8,597      7,486     25,247     23,041
                                           --------   --------   --------   --------
                                            312,567    258,512    910,647    767,519
   Net realized investment gains .......      3,397      1,433      8,534      8,595
                                           --------   --------   --------   --------
                                           $315,964   $259,945   $919,181   $776,114
                                           ========   ========   ========   ========
Operating income:
   Group employee benefit products(2) ..   $ 30,792   $ 39,768   $120,548   $118,651
   Asset accumulation products .........      5,817      5,047     16,574     13,950
   Other (1) ...........................     (4,176)    (2,142)    (9,219)    (5,221)
                                           --------   --------   --------   --------
                                             32,433     42,673    127,903    127,380
   Net realized investment gains .......      3,397      1,433      8,534      8,595
                                           --------   --------   --------   --------
                                           $ 35,830   $ 44,106   $136,437   $135,975
                                           ========   ========   ========   ========

(1) Consists of operations that do not meet the quantitative thresholds for determining reportable segments and includes integrated disability and absence management services and certain corporate activities.

(2) Operating income for the three and nine month periods ended September 30, 2005 included losses, net of reinstatement premiums, of $18.8 million in the Company's non-core property catastrophe reinsurance business.

NOTE E - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2004. Total comprehensive income (loss) was $55.9 million and $90.8 million for the first nine months of 2005 and 2004, respectively, and $(2.0) million and $65.7 million for the third quarters of 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE F - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share:

                                                                       Three Months Ended   Nine Months Ended
                                                                          September 30,       September 30,
                                                                       ------------------   -----------------
                                                                          2005      2004      2005      2004
                                                                        -------   -------   -------   -------
                                                                            (dollars in thousands, except
                                                                                   per share data)
Numerator:
   Net income ......................................................    $22,032   $32,179   $84,116   $89,933
                                                                        -------   -------   -------   -------
Denominator:
   Weighted average common shares outstanding ......................     32,900    32,028    32,545    31,883
      Effect of dilutive securities ................................        809       971       880       995
                                                                        -------   -------   -------   -------
   Weighted average common shares outstanding, assuming dilution ...     33,709    32,999    33,425    32,878
                                                                        =======   =======   =======   =======
Basic results per share of common stock:
   Net income ......................................................    $  0.67   $  1.00   $  2.58   $  2.82

Diluted results per share of common stock:
   Net income ......................................................    $  0.65   $  0.98   $  2.52   $  2.74

NOTE G - CONTINGENCIES

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. A favorable determination in one of such arbitrations was rendered during the third quarter of 2005. The Company believes that it has substantial defenses upon which to contest the claims made in the remaining arbitration, although it is not possible to predict its ultimate outcome. In the opinion of management, such arbitration, when ultimately resolved, will not have an adverse effect on the Company's financial position.

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions and is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability. In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business and will not renew or write any new reinsurance treaties in this line of business. See "Liquidity and Capital Resources - Reinsurance."

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to
Nine Months Ended September 30, 2004

Summary of Results. Net income was $84.1 million, or $2.52 per diluted share, for the first nine months of 2005 as compared to $89.9 million, or $2.74 per diluted share, for the first nine months of 2004. Net income for the first nine months of 2005 and 2004 included realized investment gains (net of the related income tax expense) of $5.5 million, or $0.17 per diluted share, and $5.6 million, or $0.17 per diluted share, respectively. Net income for the first nine months of 2005 reflected growth in income from the Company's core group employee benefit products, increased product spreads on the Company's asset accumulation products and an increase in net investment income, as well as losses in the Company's non-core property catastrophe reinsurance business and an increase in interest expense. Premiums from the Company's core group employee benefit products increased

20% in the first nine months of 2005. Net investment income for the first nine months of 2005, which increased 10% from the first nine months of 2004, reflects an 11% increase in average invested assets. During the 2005 period, the Company recognized losses (net of an income tax benefit and reinstatement premiums) of $12.2 million, or $0.36 per diluted share, in its non-core property catastrophe reinsurance business, substantially all of which were attributable to Hurricane Katrina and which cover the Company's maximum exposure to this event. The increase in interest expense was primarily due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first nine months of 2005 as compared to the first nine months of 2004. The increase in interest expense was also attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility, which was terminated in conjunction with the Company's entering into a new $200 million revolving credit facility in May 2005. Net income for the 2004 period included a reduction of income tax expense of $4.6 million resulting from the favorable resolution of audits by the Internal Revenue Service ("IRS") of the 1998 through 2002 tax years.

Premium and Fee Income. Premium and fee income for the first nine months of 2005 was $746.8 million as compared to $618.1 million for the first nine months of 2004, an increase of 21%. Premiums from core group employee benefit products increased 20% to $692.2 million for the first nine months of 2005 from $578.4 million for the first nine months of 2004. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and an increase in premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter of 2004. Under this arrangement, the Company assumes certain group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. The increase also reflects a decrease in premiums ceded by the Company to reinsurers for these core group employee benefit products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 15% to $160.4 million for the first nine months of 2005 from $140.0 million for the first nine months of 2004. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. Safety National Casualty Corporation ("SNCC") has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, while maintaining rates in connection with its renewals of insurance coverage during the first nine months of 2005. On average, self-insured retention levels increased 8% in the first nine months of 2005 compared to the first nine months of 2004. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 61% to $34.3 million for the first nine months of 2005 from $21.3 million for the first nine months of 2004 and the retention of existing customers for the first nine months of 2005 remained strong. Premiums for the Company's other core group employee benefit products increased 21% to $531.8 million for the first nine months of 2005 from $438.4 million for the first nine months of 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products increased 19% to $134.3 million for the first nine months of 2005 from $112.6 million for the first nine months of 2004. New business production includes only directly written business, and does not include business reinsured under the Company's indemnity reinsurance agreement discussed above. The level of production achieved in the first nine months of 2005 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 15% increase in production measured by the number of cases sold as compared to the first nine months of 2004. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $74.4 million for the first nine months of 2005 as compared to $110.7 million for the first nine months of 2004. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products. The decrease in deposits was attributable to the increase in short-term interest rates, which has caused other short-term investment products such as certificates of deposits to be an attractive alternative to fixed annuity products, and to increased market performance of equity-indexed annuities during the first nine months of 2005, which reduced demand for fixed annuity products.

Net Investment Income. Net investment income for the first nine months of 2005 was $163.9 million as compared to $149.5 million for the first nine months of 2004, an increase of 10%. The level of net investment income in the 2005 period reflects an 11% increase in average invested assets to $3,608.7 million for the first nine months of 2005 from $3,259.5 million for the first nine months of 2004. The tax equivalent weighted average annualized yield on invested assets was 6.3% for the first nine months of 2005 and 2004.

Net Realized Investment Gains. Net realized investment gains were $8.5 million for the first nine months of 2005 as compared to $8.6 million for the first nine months of 2004. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2005 and 2004, the Company recognized $12.7 million and $11.7 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first nine months of 2005 and 2004, the Company recognized $4.2 million and $3.1 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $782.7 million for the first nine months of 2005 as compared to $640.1 million for the first nine months of 2004, an increase of 22%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. Policyholder benefits for the first nine months of 2005 also included pre-tax losses of $20.7 million in the Company's non-core property catastrophe reinsurance business, substantially all of which were attributable to Hurricane Katrina. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 96.5% (2.6% of which was attributable to losses from Hurricane Katrina) for the first nine months of 2005 and 94.5% for the first nine months of 2004. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.6% and 4.7% for the first nine months of 2005 and 2004, respectively.

Interest Expense. Interest expense was $15.3 million for the first nine months of 2005 as compared to $13.8 million for the first nine months of 2004, an increase of $1.5 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first nine months of 2005 as compared to the first nine months of 2004. The increase was also attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility which was scheduled to expire in December 2006, but was terminated in May 2005 when the Company entered into a new $200 million revolving credit facility.

Income Tax Expense. Income tax expense was $37.0 million for the first nine months of 2005 as compared to $32.2 million for the first nine months of 2004. The Company's effective tax rate was 30.6% for the first nine months of 2005 and 26.4% for the first nine months of 2004. The lower effective tax rate in the 2004 period primarily reflected a $4.6 million reduction in federal income tax expense resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. The accrual reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated.

Three Months Ended September 30, 2005 Compared to
Three Months Ended September 30, 2004

Summary of Results. Net income was $22.0 million, or $0.65 per diluted share, for the third quarter of 2005 as compared to $32.2 million, or $0.98 per diluted share, for the third quarter of 2004. Net income for the third quarters of 2005 and 2004 included realized investment gains (net of the related income tax expense) of $2.2 million, or $0.06 per diluted share, and $0.9 million, or $0.03 per diluted share, respectively. Net income for the third quarter of 2005 also included losses (net of an income tax benefit and reinstatement premiums) of $12.2 million, or $0.36 per diluted share, in the Company's non-core property catastrophe reinsurance business, substantially all of which were attributable to Hurricane Katrina and which cover the Company's maximum exposure to this event. Net income for the third quarter of 2005 also reflected growth in income from group employee benefit products and an increase in net investment income. Premiums from the Company's core group employee benefit products increased 19% in the third quarter of 2005. The 15% increase in net investment income in the third quarter of 2005 from the third quarter of 2004 reflects an 11% increase in average invested assets. Net income for the 2004 period also included a reduction to income tax expense of $4.6 million during the third quarter of 2004 resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years.

Premium and Fee Income. Premium and fee income for the third quarter of 2005 was $257.3 million as compared to $210.3 million for the third quarter of 2004, an increase of 22%. Premiums from core group employee benefit products increased 19%
to $236.5 million for the third quarter of 2005 from $199.4 million for the third quarter of 2004. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and an increase in premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter of 2004. Under this arrangement, the Company assumes certain group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. The increase also reflects a decrease in premiums ceded by the Company to reinsurers for these core group employee benefit products. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 12% to $55.9 million for the third quarter of 2005 from $49.7 million for the third quarter of 2004. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. SNCC has continued to obtain significant improvements in contract terms, in particular higher self-insured retention levels, while maintaining rates in connection with its renewals of insurance coverage during the third quarter of 2005. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 56% to $17.7 million for the third quarter of 2005 from $11.4 million for the third quarter of 2004. Premiums from the Company's other core group employee benefit products increased 21% to $180.7 million for the third quarter of 2005 from $149.6 million for the third quarter of 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products increased 41% to $42.2 million for the third quarter of 2005 from $30.0 million for the third quarter of 2004. New business production includes only directly written business, and does not include business reinsured under the Company's indemnity reinsurance agreement discussed above. The level of production achieved in the third quarter of 2005 reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 23% increase in production measured by the number of cases sold as compared to the third quarter of 2004. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $25.4 million for the third quarter of 2005 as compared to $40.8 million for the third quarter of 2004. These deposits are new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products. The decrease in deposits was attributable to the increase in short-term interest rates, which has caused other short-term investment products such as certificates of deposits to be an attractive alternative to fixed annuity products, and to increased market performance of equity-indexed annuities during the first nine months of 2005, which reduced demand for fixed annuity products.

Net Investment Income. Net investment income in the third quarter of 2005 was $55.3 million as compared to $48.2 million in the third quarter of 2004, an increase of 15%. The level of net investment income in the 2005 period reflects an 11% increase in average invested assets in such period and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.1% on average invested assets of $3,765.9 million for the third quarter of 2005 and 5.9% on average invested assets of $3,389.9 million in the third quarter of 2004.

Net Realized Investment Gains. Net realized investment gains were $3.4 million for the third quarter of 2005 as compared to $1.4 million for the third quarter of 2004. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2005 and 2004, the Company recognized $6.4 million and $2.0 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the third quarters of 2005 and 2004, the Company recognized $3.0 million and $0.6 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $280.1 million for the third quarter of 2005 as compared to $215.8 million for the third quarter of 2004, an increase of 30%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above. Policyholder benefits in the third quarter of 2005 also included pre-tax losses of $20.7 million in the Company's non-core property catastrophe reinsurance business, substantially all of which were attributable to Hurricane Katrina. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 100.7% (7.6% of which was attributable to losses from Hurricane Katrina) for the third quarter of 2005 and 93.8% for the third quarter of 2004.

Income Tax Expense. Income tax expense was $8.8 million for the third quarter of 2005 as compared to $7.3 million for the third quarter of 2004. The Company's effective tax rate was 28.5% for the third quarter of 2005 and 18.4% for the third quarter of 2004. The lower effective tax rate in the 2004 period reflected a $4.6 million reduction in federal income tax expense resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. The accrual reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $95.8 million of financial resources available at the holding company level at September 30, 2005, which was primarily comprised of investments in the common stock of its investment subsidiaries, balances with independent investment managers and short-term investments. The assets of the investment subsidiaries are primarily invested in balances with independent investment managers. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $61.4 million during 2005, of which $1.6 million has been paid to the holding company during the first nine months of 2005. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

In May 2005, the Company entered into a new $200 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions which replaced the existing $100 million revolving credit facility scheduled to expire in December 2006. This new facility, which expires in May 2010, contains certain financial and various other affirmative and negative covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's subsidiaries, Reliance Standard Life Insurance Company ("RSLIC") and SNCC, and certain limitations on investments and subsidiary indebtedness. The Company had $165.0 million of borrowings available to it under this revolving credit facility as of September 30, 2005. See Note C to the Consolidated Financial Statements. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

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

On November 3, 2005, the Company's Board of Directors declared a cash dividend of $0.09 per share, which will be paid on the Company's Class A Common Stock and Class B Common Stock on December 1, 2005.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3.8 billion at September 30, 2005, consists primarily of investments in fixed maturity securities and short-term investments. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at September 30, 2005. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks. The Company also invests in balances with independent investment managers, consisting primarily of investments in limited partnerships which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the values of the partnerships' investments are included in net investment income. For this purpose, the Company estimates the values of its balances with independent investment managers based on values provided by the managers, as adjusted based on available information concerning the underlying investment portfolios. As of March 31, 2004, there was an adjustment for a reduction in value of $6.7 million; there were no adjustments in such values as of June 30, 2004, September 30, 2004, December 31, 2004 and September 30, 2005. The Company believes that its estimates reasonably reflect the values of its balances with independent investment managers; however, there can be no assurance that such values will ultimately be realized upon liquidation of such balances. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" for a discussion of various risks relating to the Company's investment portfolio.

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

In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business and will not renew or write any new reinsurance treaties in this line of business. Approximately 80% of the existing treaties, measured by premium volume, will expire as of December 31, 2005; the remainder of the treaties will expire on various dates during the first half of 2006. Accordingly, the Company will continue to have a degree of exposure to loss events in this business through this period.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment," "outlook" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in the remainder of this section. The Company disclaims any obligation to update forward-looking information.

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

THE MARKET VALUES OF THE COMPANY'S INVESTMENTS FLUCTUATE.

The market values of the Company's investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company's investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company's operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. In the future, the Company may also be required or may determine to sell certain investments at a price and a time when the market value of such investments is less than the book value of such investments.

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

At September 30, 2005, mortgage-backed securities comprised 21% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At September 30, 2005, the Company had outstanding advances of $70.0 million, which were obtained at a fixed rate, and have a weighted average term to maturity of 11.6 years. A total of $15.0 million of these advances will mature at various times during the fourth quarter of 2005. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with the Company's investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of November 1, 2005 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A- (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of November 1, 2005 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyowners and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of November 1, 2005 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were bbb-, BBB, Baa3 and BBB, respectively.

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


                                        /s/ THOMAS W. BURGHART
                                        ----------------------------------------
                                        Thomas W. Burghart
                                        Vice President and Treasurer
                                        (Principal Accounting and Financial
                                        Officer)

Date: November 8, 2005