Form 10-K
period 2005-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2006-03-15
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                   (302) 478-5142                   13-3427277
(State or other       (Registrant's telephone number,        (I.R.S. Employer
 jurisdiction of            including area code)          Identification Number)
incorporation or
  organization)

  1105 North Market Street, Suite 1230,
  P.O. Box 8985, Wilmington, Delaware                              19899
(Address of principal executive offices)                        (Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value   New York Stock Exchange
------------------------------------   ------------------------
        (Title of each class)           (Name of each exchange
                                         on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                   Yes  X  No
                                       ---    ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes     No  X
                                     ---    ---

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  X  Accelerated filer     Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes     No  X
                                     ---    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $1,240,110,056.

As of March 1, 2006, the Registrant had 28,616,435 shares of Class A Common Stock and 3,781,163 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers, where data from the Bureau of Labor Statistics indicate nearly all of the employment growth in the American economy has occurred in recent years. The Company also markets its group employee benefit products and services to large employers, emphasizing unique programs that integrate both employee benefit insurance coverages and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement.

The Company's primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company ("RSLIC"), founded in 1907 and having administrative offices in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC"), underwrite a diverse portfolio of group life, disability and accident insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2006 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. The Company, through Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), acquired RSLIC and FRSLIC in November 1987.

Safety National Casualty Corporation ("SNCC") focuses primarily on providing excess workers' compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The financial strength rating of SNCC as of February 2006 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. ("SIG"), acquired SNCC in March 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers' compensation products to the self-insured market.

Matrix Absence Management, Inc. ("Matrix"), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in June 1998.

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company is a leading provider of group life, disability and excess workers' compensation insurance products to small and mid-sized employers, with more than 20,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment and group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company's ability to market its group employee benefit products to large employers. In 2003, the Company introduced a suite of voluntary group life, disability and accidental death and dismemberment products that are sold to employees at their worksite. This suite of voluntary benefits allows the employees of the Company's clients to choose the type and amount of benefit. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area.

The Company's group employee benefit products are sold to employer groups primarily through independent brokers and agents. The Company's products are marketed to brokers and agents by 129 sales representatives and managers. RSLIC had 117 sales representatives and managers located in 26 sales offices nationwide at December 31, 2005, up 9% from 107 sales representatives and managers at the end of 2004. At December 31, 2005, SNCC had 11 sales representatives and managers. The Company's three administrative offices and 26 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                Year Ended December 31,
                                                ------------------------------------------------------
                                                      2005               2004               2003
                                                ----------------   ----------------   ----------------
                                                                (dollars in thousands)
Insurance premiums:
   Core Products:
      Disability income .....................   $392,959    42.0%  $290,743    37.0%  $233,437    34.7%
      Life ..................................    281,915    30.1    261,797    33.4    241,902    35.9
      Excess workers' compensation ..........    220,312    23.5    190,794    24.3    151,522    22.5
      Travel accident, dental and other .....     41,058     4.4     41,656     5.3     46,792     6.9
                                                --------   -----   --------   -----   --------   -----
                                                $936,244   100.0%  $784,990   100.0%  $673,653   100.0%
                                                ========   =====   ========   =====   ========   =====
   Non-Core Products:
      Loss portfolio transfers ..............     10,377              5,300                 --
      Other .................................     14,541             10,766             14,908
                                                --------           --------           --------
                                                  24,918             16,066             14,908
                                                --------           --------           --------
      Total insurance premiums ..............   $961,162           $801,056           $688,561
                                                ========           ========           ========
Sales (new annualized gross premiums):
   Core Products:
      Disability income .....................   $103,515    42.4%  $ 95,799    45.8%  $ 84,920    38.6%
      Life ..................................     72,814    29.8     64,555    30.8     68,200    31.0
      Excess workers' compensation ..........     46,044    18.9     28,408    13.6     45,058    20.5
      Travel accident, dental and other .....     21,728     8.9     20,547     9.8     21,933     9.9
                                                --------   -----   --------   -----   --------   -----
                                                $244,101   100.0%  $209,309   100.0%  $220,111   100.0%
                                                ========   =====   ========   =====   ========   =====
   Non-Core Products:
      Loss portfolio transfers ..............     10,377              5,300                 --
      Other .................................      9,448              7,069              8,337
                                                --------           --------           --------
                                                  19,825             12,369              8,337
                                                --------           --------           --------
      Total sales ...........................   $263,926           $221,678           $228,448
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

                       Year Ended December 31,
                       -----------------------
                         2005   2004   2003
                         ----   ----   ----
Loss ratio .........     70.1%  70.3%  68.9%
Expense ratio ......     24.0   24.7   26.1
                         ----   ----   ----
   Combined ratio ..     94.1%  95.0%  95.0%
                         ====   ====   ====

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

Group disability products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified period to persons who, because of sickness or injury, are unable to work. The Company's group long-term disability coverages are spread across many industries. Typically, long-term disability benefits are paid monthly and are limited for any one employee to two-thirds of the employee's earned income up to a specified maximum benefit. Long-term disability benefits are usually offset by income the claimant receives from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants to help them return to work as quickly as possible. When claimants' disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Premiums are generally determined annually for disability insurance and are based upon expected morbidity and the insured group's emerging experience, as well as assumptions regarding operating expenses and future interest rates. Effective October 1, 2003 for new policies and, for policies that were in effect on such date, the earlier of the next policy anniversary date or October 1, 2004, the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in long-term disability benefits per individual per month. See "Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance."

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

Excess workers' compensation insurance products provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and other employers, particularly small municipalities, hospitals and schools. These employers are believed to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because excess workers' compensation claim payments do not begin until after the self-insured's total loss payments equal the SIR, the period from when the claim is incurred to the time the Company's claim payments begin averages 15 years. At that point, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be stable and predictable. This family of products also includes large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance, and a complementary product, workers' compensation self-insurance bonds.

The pricing environment and demand for excess workers' compensation insurance has improved substantially since 2000 due to high primary workers' compensation rates and disruption in the excess workers' compensation marketplace resulting from difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the September 11th terrorist attacks increased the demand for alternatives to primary workers' compensation. As a result, the demand for excess workers' compensation products and the rates for such products continued to increase. SNCC was able to obtain significant price increases in connection with its renewals of insurance coverage during 2003 and 2004, with average increases of 15% and 9%, respectively, on a substantial portion of such renewals. SNCC was able to maintain its pricing in its renewals of insurance coverage during 2005 while also obtaining significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 13% in 2003, 8% in 2004 and 8% in 2005. SNCC has continued to maintain its pricing on its 2006 renewals and SIR levels on average are up 9% in these renewals. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products was $45.1 million in 2003, $28.4 million in 2004 and $46.0 million in 2005 and the retention of existing customers remains strong. Excess workers' compensation new business production for the important January renewal season increased 129% to $20.4 million in 2006 from $8.9 million in 2005. New business production for 2005 and 2006 benefited from a renewal rights agreement that SNCC entered into in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation products. Under the replacement arrangements, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a substantial majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. In addition, during 2005, the Company entered into a reinsurance arrangement under which the Company cedes 30% of its excess workers' compensation risks between $100.0 million and $150.0 million, per policy per occurrence. See "Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance."

As a result of the September 11th terrorist attacks, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") was enacted. The Terrorism Act established a program under which the federal government will share with the insurance industry the risk of loss from covered acts of international terrorism. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act of 2005 extending, with certain modifications, the Terrorism Act, which otherwise would have expired at the end of 2005, for an additional two-year term through December 31, 2007. The Terrorism Act applies to lines of property and casualty insurance directly written by SNCC, including excess workers' compensation. SNCC's surety line of business will not be covered under the Terrorism Act after December 31, 2005. The federal government would pay 90% of each covered loss in 2006 and 85% of each covered loss in 2007 and the insurer would pay the remaining 10% and 15%, respectively. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is based on a percentage of the insurer's direct earned premiums from the previous calendar year. Such percentage will be 17.5% in 2006 and 20.0% in 2007. The maximum after-tax loss to the Company for 2006 within the Terrorism Act deductible from property and casualty products is approximately 2.6% of the Company's shareholders' equity as of December 31, 2005. Any payments made by the government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company's life insurance subsidiaries.

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

The Company's suite of voluntary group life, disability and accidental death and dismemberment products are sold to employees at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company's suite of voluntary products allows the employees of the Company's clients to choose the type and amount of benefit, the premiums for which are paid through payroll deductions. Because these products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these voluntary products complement the Company's core group employee benefit products and represent a significant growth opportunity.

Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time payment, assumes responsibility for an existing block of disability or self-insured workers' compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Non-core group employee benefit products also include primary workers' compensation for which the Company primarily receives fee income since a significant portion of the risk is reinsured. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $6.5 million, $8.0 million and $4.4 million in 2005, 2004 and 2003, respectively. In addition, non-core group employee benefit products include bail bond insurance and workers' compensation reinsurance. See "Reinsurance."

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist of fixed annuities, primarily single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 2.3% to 5.5%. For most of the Company's annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to eight years. At December 31, 2005, the weighted average crediting rate on the Company's annuity products as a group was 4.41%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but some withdrawals may result in the assessment of surrender charges, taxes, and/or tax penalties on the withdrawn amount. In addition, for annuity products containing a market value adjustment ("MVA") provision, the accumulated value of the annuity may be increased or decreased under such provision if it is surrendered during the surrender charge period. Under this provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate. The Company does not market variable annuity products.

These fixed annuity products are sold predominantly to individuals through networks of independent agents. In 2005, the Company's SPDA products accounted for $82.2 million of asset accumulation product deposits, of which $65.7 million was attributable to the MVA annuity product, and $5.4 million was attributable to FPA products, of which $5.3 million had an MVA feature. Three networks of independent agents accounted for approximately 40% of the deposits from these SPDA and FPA products during 2005, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                      Year Ended December 31,
                                                 --------------------------------
                                                    2005        2004       2003
                                                 ----------   --------   --------
                                                      (dollars in thousands)
Asset accumulation product deposits (sales)...   $   95,021   $133,096   $100,636
Funds under management (at period end)........    1,008,787    993,346    929,922

At December 31, 2005, funds under management consisted of $874.1 million of SPDA liabilities and $134.7 million of FPA liabilities. Of these liabilities, $677.6 million were subject to surrender charges averaging 6.26% at December 31, 2005. Annuity liabilities not subject to surrender charges have been in force, on average, for 20 years.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive spread between its expected return on investments and the crediting rate. The Company attempts to achieve this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its annuity products.

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

In underwriting group coverage, the Company focuses on the overall risk characteristics of the group to be insured and the geographic concentration of its new and renewal business. A prospective group client is evaluated with particular attention paid to the claims experience of the group with prior carriers, the occupations of the insureds, the nature of the business of the client, the current economic outlook of the client in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company's products generally afford it the flexibility to seek, on an annual basis, to adjust premiums charged to its policyholders in order to reflect emerging mortality or morbidity experience.

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

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                             Year Ended December 31,
                                                      ------------------------------------
                                                         2005         2004         2003
                                                      ----------   ----------   ----------
                                                             (dollars in thousands)
Average invested assets (1)........................   $3,621,608   $3,272,978   $2,948,150
Net investment income (2)..........................      223,569      202,444      186,337
Tax equivalent weighted average annual yield (3)...          6.4%         6.4%         6.5%

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

REINSURANCE

The Company participates in various reinsurance arrangements both as the ceding insurer and as the assuming insurer. Arrangements in which the Company is the ceding insurer afford various levels of protection against excessive loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. In addition, the U.S. federal government presently provides certain protections for insurers who issue certain property and casualty insurance coverages, including SNCC. See "Business - Group Employee Benefit Products."

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which management believes are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See "Business - Group Employee Benefit Products" and Note P to the Consolidated Financial Statements. As a result of the terrorist attacks on the World Trade Center, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. See "The Company's ability to reduce its exposure to risks depends on the availability and cost of reinsurance" in Item 1A, Risk Factors. The Company assumes certain workers' compensation risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of terrorism is generally excluded from these reinsurance treaties. The attachment points for workers' compensation reinsurance range from $250,000 to $1.6 billion, with an average attachment point of $64 million. Aggregate exposures assumed under individual workers' compensation treaties generally range from $500,000 to $5 million, with the highest net exposure pursuant to any such treaty equal to $5 million. The Company underwrites workers' compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers' compensation products.

During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts will expire prior to the end of the third quarter of 2006. The Company has classified the operating results of this business as discontinued operations. See "Other Transactions" and Note S to the Consolidated Financial Statements.

In the fourth quarter of 2004, the Company entered into an indemnity reinsurance arrangement under which it assumes certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, the Company is responsible for underwriting and claims management with respect to the reinsured business. The Company provides coverage primarily on a quota share basis up to a maximum Company share of $7,500 in benefits per individual per month. The Company did not recognize any premium income or incurred losses from this arrangement in 2004. Premium income and incurred losses from this arrangement were $37.9 million and $32.3 million, respectively, in 2005.

The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. The Company has been and is currently a party to certain arbitration proceedings arising out of such facilities. See "Legal Proceedings." Premium income from all reinsurance facilities was $0.3 million, $0.1 million and $0.3 million in 2005, 2004 and 2003, respectively, and incurred losses from these facilities were $3.8 million, $5.5 million and $5.1 million in 2005, 2004 and 2003, respectively.

LIFE, ANNUITY, DISABILITY AND ACCIDENT RESERVES

The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts of the reserves currently reflected in the Consolidated Financial Statements. Under United States generally accepted accounting principles ("GAAP") these policy and claim reserves are permitted to be discounted to reflect the time value of money. Such reserve discounting, which is common industry practice, is based on interest rate assumptions reflecting projected portfolio yield rates for the assets supporting the liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Differences between actual and expected claims experience are reflected currently in earnings for each period. The Company does not believe it has experienced significant adverse deviations from its assumptions.

The life, annuity, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on GAAP and differ from those reported by the Company for statutory financial statement purposes. These differences arise from, among other things, the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level method on all insurance business.

PROPERTY AND CASUALTY INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its excess workers' compensation insurance and other casualty and property insurance products. Reserves for claim expenses represent the estimated probable costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts of the reserves currently reflected in the Consolidated Financial Statements.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                          Year Ended December 31,
                                                                      ------------------------------
                                                                        2005       2004       2003
                                                                      --------   --------   --------
                                                                          (dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance,
   beginning of period ............................................   $541,682   $479,660   $439,147
Add provision for claims and claim expenses incurred, net
   of reinsurance, occurring during:
   Current year ...................................................    141,785    103,444     82,372
   Prior years ....................................................     56,698     30,868     20,541
                                                                      --------   --------   --------
      Incurred claims and claim expenses, net of reinsurance,
         during the current year ..................................    198,483    134,312    102,913
                                                                      --------   --------   --------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
   Current year ...................................................     14,853      8,120      5,165
   Prior years ....................................................     81,847     64,170     57,235
                                                                      --------   --------   --------
      Total paid ..................................................     96,700     72,290     62,400
                                                                      --------   --------   --------
Unpaid claims and claim expenses, net of reinsurance, end of
   period .........................................................    643,465    541,682    479,660
Reinsurance receivables, end of period ............................    103,014    104,266     93,030
                                                                      --------   --------   --------
   Unpaid claims and claim expenses, gross of reinsurance,
      end of period (1) ...........................................   $746,479   $645,948   $572,690
                                                                      ========   ========   ========

(1) All years include the results from the Company's discontinued non-core property catastrophe reinsurance business. See "Other Transactions" and Note S to the Consolidated Financial Statements.

Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the claims reserve amounts previously discounted with respect to the Company's excess workers' compensation line of business. During 2005, 2004 and 2003, $21.1 million, $18.1 million and $21.5 million, respectively, of such discount was accreted. Accordingly, of the Company's provisions for prior years' claims and claim expenses incurred, net of reinsurance, in 2005, 2004 and 2003, $35.6 million, $12.8 million and $(1.0) million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. In 2005, the additional provision arose primarily from adverse loss experience in the Company's excess workers' compensation line, principally due to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years from 1997 to 2001. In 2004, the additional provision arose primarily from adverse loss experience in the Company's excess workers' compensation line, principally due to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years from 1997 to 2000. These additional provisions did not in either year result from specific changes in the Company's key assumptions used to estimate the reserves since the preceding period end. Rather, in both years, they resulted from the Company's application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The effects of the amortization and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2005, 2004 and 2003, $21.1 million, $18.1 million and $21.5 million, respectively, of previous years' discount was amortized, and $77.5 million, $64.9 million and $44.9 million, respectively, of new discount was accrued.

The loss development table below illustrates the development of reserves from March 5, 1996 to December 31, 2005 and is net of reinsurance.

                                                            December 31,
                         March 5,    ---------------------------------------------------------
                          1996(1)      1996        1997        1998        1999         2000
                         --------    --------    --------    --------    --------    ---------
                                                 (dollars in thousands)
Reserve for unpaid
   claims and claim
   expenses, net of
   reinsurance ........  $520,370    $532,923    $541,280    $422,159    $434,513    $ 444,061
Cumulative amount of
   liability paid:
   One year later .....    23,467      28,162      98,365      40,815      40,660      (29,990)(2)
   Two years later ....    50,713     125,020     127,481      74,571       4,020(2)    26,398
   Three years later ..   140,943     152,842     156,119      33,429(2)   54,846       71,938
   Four years later ...   167,811     179,705     111,253(2)   78,981      94,899      123,330
   Five years later ...   193,363     133,228(2)  150,772     114,295     139,949      178,852
   Six years later ....   153,504(2)  170,405     182,281     154,101     187,952
   Seven years later ..   188,719     197,318     217,649     196,599
   Eight years later ..   214,715     230,278     256,444
   Nine years later ...   246,714     266,087
   Ten years later ....   280,181

Liability reestimated
   as of:
   One year later .....   507,375     513,402     523,430     410,875     424,187      442,624
   Two years later ....   487,830     500,964     511,602     404,559     420,420      442,807
   Three years later ..   476,854     488,432     503,906     401,475     417,869      446,948
   Four years later ...   476,600     487,195     500,514     396,403     423,426      502,140
   Five years later ...   476,890     478,206     492,280     399,311     466,975      568,993
   Six years later ....   470,283     468,142     493,586     437,913     522,592
   Seven years later ..   460,670     472,492     531,603     488,849
   Eight years later ..   463,015     507,670     580,714
   Nine years later ...   501,208     554,029
   Ten years later ....   546,203

Cumulative
   deficiency(3) ......  $(25,833)   $(21,106)   $(39,434)   $(66,690)   $(88,079)   $(124,932)

                                             December 31,
                         ----------------------------------------------------
                            2001       2002      2003      2004       2005
                         ---------  ---------  --------  --------  ----------
                                        (dollars in thousands)
Reserve for unpaid
   claims and claim
   expenses, net of
   reinsurance ........  $ 638,191  $ 680,835  $744,760  $853,515  $1,011,699
Cumulative amount of
   liability paid:
   One year later .....     61,954     57,235    64,170    81,847
   Two years later ....    112,639    118,685   134,981
   Three years later ..    169,890    187,303
   Four years later ...    231,870
   Five years later ...
   Six years later ....
   Seven years later ..
   Eight years later ..
   Nine years later ...
   Ten years later ....

Liability reestimated
   as of:
   One year later .....    636,125    678,535   766,886   908,162
   Two years later ....    634,578    714,303   838,458
   Three years later ..    678,009    790,941
   Four years later ...    754,717
   Five years later ...
   Six years later ....
   Seven years later ..
   Eight years later ..
   Nine years later ...
   Ten years later ....

Cumulative
   deficiency(3) ......  $(116,526) $(110,106) $(93,698) $(54,647)

(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

(2) The cumulative amount of liability paid through December 31, 2001 reflects the Company's receipt of $74.3 million related to the commutation of the reinsurance agreements with Oracle Reinsurance Company Ltd. in 2001. See "Other Transactions."

(3) Full years 2000 through 2005 include the results from the Company's discontinued non-core property catastrophe reinsurance business. See "Other Transactions" and Note S to the Consolidated Financial Statements.

The "Reserve for unpaid claims and claim expenses, net of reinsurance" line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The "Cumulative deficiency" line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2005.

The table below is gross of reinsurance and illustrates the effects of the discount to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

                                                                December 31,
                                 March 5,  -----------------------------------------------------
                                 1996(1)      1996       1997       1998       1999       2000
                                ---------  ---------  ---------  ---------  ---------  ---------
                                                      (dollars in thousands)
Reserve for unpaid claims
   and claim expenses before
   discount:
      Net of reinsurance .....  $ 520,370  $ 532,923  $ 541,280  $ 422,159  $ 434,513  $ 444,061
      Add reinsurance
         recoverable .........     13,501     16,730     23,454    164,825    179,180    206,704
      Deduct discount for time
         value of money ......    164,000    168,827    176,683    180,770    192,220    203,710
                                ---------  ---------  ---------  ---------  ---------  ---------
Unpaid claims and claim
   expenses as reported
   on balance sheets .........    369,871    380,826    388,051    406,214    421,473    447,055
                                ---------  ---------  ---------  ---------  ---------  ---------
Reestimated unpaid claims
   and claim expenses, gross
   of reinsurance, net of
   discount, as of December
   31, 2005 ..................    517,185    517,228    537,083    563,654    610,573    671,031
                                ---------  ---------  ---------  ---------  ---------  ---------
Discounted cumulative
   deficiency, gross of
   reinsurance ...............   (147,314)  (136,402)  (149,032)  (157,440)  (189,100)  (223,976)

Add accretion of discount
   and change in reinsurance
   recoverable ...............    121,481    115,296    109,598     90,750    101,021     99,044
                                ---------  ---------  ---------  ---------  ---------  ---------

Cumulative deficiency,
   before discount, net of
   reinsurance (2) ...........  $ (25,833) $ (21,106) $ (39,434) $ (66,690) $ (88,079) $(124,932)
                                ---------  =========  =========  =========  =========  =========

                                                    December 31,
                                ----------------------------------------------------
                                   2001       2002       2003      2004       2005
                                ---------  ---------  ---------  --------  ---------
                                               (dollars in thousands)
Reserve for unpaid claims
   and claim expenses before
   discount:
      Net of reinsurance .....  $ 638,191  $ 680,835  $ 744,760  $853,515  1,011,699
      Add reinsurance
         recoverable .........     92,828     95,709     93,030   104,266    103,014
      Deduct discount for time
         value of money ......    224,241    241,688    265,100   311,833    368,234
                                ---------  ---------  ---------  --------  ---------
Unpaid claims and claim
   expenses as reported
   on balance sheets .........    506,778    534,856    572,690   645,948    746,479
                                ---------  ---------  ---------  --------  ---------
Reestimated unpaid claims
   and claim expenses, gross
   of reinsurance, net of
   discount, as of December
   31, 2005 ..................    722,741    722,539    708,690   714,843
                                ---------  ---------  ---------  --------
Discounted cumulative
   deficiency, gross of
   reinsurance ...............   (215,963)  (187,683)  (136,000)  (68,895)

Add accretion of discount
   and change in reinsurance
   recoverable ...............     99,437     77,577     42,302    14,248
                                ---------  ---------  ---------  --------

Cumulative deficiency,
   before discount, net of
   reinsurance (2) ...........  $(116,526) $(110,106) $ (93,698) $(54,647)
                                =========  =========  =========  ========



(1) Amounts are as of or for the periods subsequent to March 5, 1996, the date the Company acquired its workers' compensation business.

(2) Full years 2000 through 2005 include the results from the Company's discontinued non-core property catastrophe reinsurance business. See "Other Transactions" and Note S to the Consolidated Financial Statements.

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $162.0 million less than those reported by the Company for statutory financial statement purposes at December 31, 2005. This difference is primarily due to the use of different discount factors between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses" and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

COMPETITION

The financial services industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and integrated disability and absence management services and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger sales operations. Competition in asset accumulation product markets is also encountered from banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

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

In April 2004, the New York State Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm, Marsh & McLennan, based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. As previously disclosed, the Company has received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office and the North Carolina Department of Insurance in connection with their investigations. The Company anticipates that additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.

As also previously disclosed, based on an internal review in 2004 relating to the Company's insurance subsidiaries, the Company had identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company was able to specifically identify in this regard were limited in number and involved modest amounts of premium. The Company reported on these issues to the NYAG's office and to the Missouri Department of Insurance. In 2005, SNCC was the subject of a targeted market conduct examination by the Missouri Department of Insurance relating to these issues, which did not result in any significant adverse findings. The Company will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

The Company's insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. SNCC did not recognize any expense in 2005 and recognized expense of $0.8 million and $1.6 million in 2004 and 2003, respectively, for these types of assessments. None of the Company's life insurance subsidiaries has ever incurred any significant costs of this nature.

EMPLOYEES

The Company and its subsidiaries employed approximately 1,170 persons at December 31, 2005. The Company believes that it enjoys good relations with its employees.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries.

OTHER TRANSACTIONS

During 1998, the Company entered into various reinsurance agreements with Oracle Reinsurance Company Ltd. ("Oracle Re"), a wholly owned subsidiary of Delphi International Ltd. ("Delphi International"), an independent Bermuda insurance holding company. In October 2001, Oracle Re and the Company effected the commutation of these reinsurance agreements, pursuant to which Oracle Re paid approximately $84.0 million to the Company (net of $11.5 million which had been held by the Company) related to the reserves ceded to Oracle Re under such agreements. These transactions did not have a material impact on the Company's consolidated financial position, liquidity or net income. In furtherance of the commutation of the reinsurance agreements, the Company agreed to waive a portion of the amounts due to the Company under certain subordinated notes issued by Delphi International. As a result of this waiver, the Company recognized a pre-tax loss of $7.5 million in 2001 for the other than temporary decline in the value of these notes. In March 2002, Delphi International repaid the adjusted amounts due under the subordinated notes and the Company did not realize any significant additional loss in connection with such repayment.

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

In May 2003, the Company issued $143.8 million in principal amount of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's revolving credit facility and to repay in full the principal amount of $66.5 million of the Matured Senior Notes. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund redemptions. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. As a result of the issuance of the 2033 Senior Notes, under the terms of the Company's previous revolving credit facility, the maximum amount of borrowings available to the Company thereunder was reduced from $150 million to $100 million and the facility was converted to an unsecured facility, with collateral being released to the Company. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. See Note D to the Consolidated Financial Statements.

In May 2003, Delphi Financial Statutory Trust I (the "Trust"), a subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate ("LIBOR") for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rate on the outstanding advances was 7.40%, 5.56% and 5.31% for the years ended December 31, 2005, 2004 and 2003, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

In May 2005, the Company entered into a new $200 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the "Credit Agreement"), which replaced the existing $100 million revolving credit facility scheduled to expire in December 2006. The Company had outstanding borrowings of $91.0 million under the Credit Agreement at December 31, 2005 and $14.0 million of outstanding borrowings under the previous revolving credit facility at December 31, 2004. Interest on borrowings under the Credit Agreement is payable, at the Company's election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified ratings of the Company's senior unsecured debt, as in effect from time to time, or at Bank of America's prime rate. Certain commitment and utilization fees are also payable under the Credit Agreement. The Credit Agreement contains certain financial and various other affirmative and negative covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's insurance subsidiaries, RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2005, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. The maturity date of the Credit Agreement is May 26, 2010.

During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. The Company has classified the operating results of this business as discontinued operations. See Note S to the Consolidated Financial Statements. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts will expire prior to the end of the third quarter of 2006. Although the Company will continue to collect modest amounts of premium and pay losses under the terms of the remaining contracts until their expiration, these amounts are not expected to be material to the Company's results of operations. For the years ended December 31, 2005, 2004 and 2003, the Company recognized premium income of $17.4 million, $9.5 million, and $7.5 million, respectively, and incurred losses of $37.9 million, $4.7 million, and $0.3 million, respectively, from this line of business. For the years ended December 31, 2005, 2004 and 2003, the Company recognized operating (loss) income of $(13.4) million, $2.1 million, and $3.6 million, respectively, net of income tax (benefit) expense of $(7.2) million, $1.2 million, and $2.0 million, respectively, from this business. The assets and liabilities related to the property catastrophe reinsurance business were not material to the Company's consolidated financial position.

ITEM 1A. RISK FACTORS.

     RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company's reserves for future policy benefits and unpaid claims and claim expenses are estimates. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses." in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the most significant assumptions used in the estimation process. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies discussed previously, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

     THE MARKET VALUES OF THE COMPANY'S INVESTMENTS FLUCTUATE.

The market values of the Company's investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company's investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company's operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required or determine to sell certain investments, whether to meet contractual obligations to its policyholders, or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See "Critical Accounting Policies and Estimates - Investments." in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of management's evaluation process. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations - 2005 Compared to 2004" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company invests in certain limited partnerships and limited liability companies that invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the investees' financial instruments are included in net investment income. Thus, the Company's results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these entities were to experience significant losses in the values of their financial assets.

     THE COMPANY'S INVESTMENT STRATEGY EXPOSES THE COMPANY TO DEFAULT AND OTHER RISKS.

The management of the Company's investment portfolio is an important component of the Company's profitability since a substantial portion of the Company's operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company's other products for which reserves are discounted, the discount rate used to calculate the related reserves. See "Liquidity and Capital Resources - Investments." in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Company's investment portfolio and strategy.

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

     THE COMPANY'S FINANCIAL POSITION EXPOSES THE COMPANY TO INTEREST RATE
RISKS.

Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See "Liquidity and Capital Resources - Asset/Liability Management and Market Risk." in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by seeking to adjust the prices charged for these products.

     THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. At December 31, 2005 and 2004, the Company had reinsurance receivables of $413.1 million and $428.7 million, respectively. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly adjust the prices or other terms of its insurance policies or successfully implement other operational initiatives, as to which no assurance can be given. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially affect the Company's results of operations, liquidity or financial condition.

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions continue to be offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 and remaining in effect for the Company's excess workers' compensation and long-term disability products. See "Liquidity and Capital Resources - Reinsurance." in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In the future, the Company's reinsurers may continue to seek price increases, although the extent of any such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, which terminates on December 31, 2007, the federal government will pay 90% of the Company's covered losses during 2006 and 85% of the Company's covered losses during 2007, relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible. See "Business - Group Employee Benefit Products." The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

In April 2004, the New York Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company has received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office and the North Carolina Department of Insurance in connection with their investigations. The Company anticipates that additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.

As also previously disclosed, based on an internal review in 2004 relating to the Company's insurance subsidiaries, the Company had identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company was able to specifically identify in this regard were limited in number and involved modest amounts of premium. The Company reported on these issues to the NYAG's office and to the Missouri Department of Insurance. In 2005, SNCC was the subject of a targeted market conduct examination by the Missouri Department of Insurance relating to these issues, which did not result in any significant adverse findings. The Company will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

     THE FINANCIAL SERVICES INDUSTRY IS HIGHLY COMPETITIVE.

The Company competes with numerous other insurance and financial services companies. Many of these organizations have substantially greater assets, higher ratings from rating agencies, larger and more diversified portfolios of insurance products and larger agency sales operations than the Company. Competition in asset accumulation product markets is also encountered from banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.

     THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2006 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2006 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of February 2006 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb, BBB, Baa3 and BBB, respectively.

     ALMOST HALF OF THE VOTING POWER OF DELPHI IS CONTROLLED BY ROBERT ROSENKRANZ, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SECURITYHOLDERS.

Each share of our Class A Common Stock entitles the holder to one vote and each share of our Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of

Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of the Company. As of March 1, 2006, Mr. Robert Rosenkranz, our Chairman, President and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Holders of a majority of the combined voting power of our stockholders have the power to elect all of the members of our Board of Directors (other than the director elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of our assets. We are a party to consulting and other agreements with certain affiliates of Mr. Rosenkranz which are expected to continue in accordance with their terms.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2009. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. SNCC also owns a neighboring office building located at 2029 Woodland Parkway, St. Louis, Missouri. The building consists of approximately 17,000 square feet and is largely occupied by SNCC with a small portion leased to third parties. During 2005, SNCC bought land with the intended use for construction of a new home office. It is located at 1832 Schuetz Road, St. Louis, Missouri. During 2005, DCM and FRSLIC relocated their offices to the 29th and 30th floors of 590 Madison Avenue, New York, New York and are under an operating lease expiring in November 2010. A substantial portion of the former office space that DCM and FRSLIC leased at 153 East 53rd Street, 49th Floor, New York, New York, which is under an operating lease expiring in July 2008, has been sublet to third parties. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2010. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. During the second quarter of 2004, the Company, along with other former participants, reached a settlement resolving the matters in dispute in one of these arbitrations, and a favorable determination in another such arbitration was rendered during the third quarter of 2005. The Company increased its reserves related to the reinsurance business in dispute in the settled arbitration by a total of $5.5 million during the year ended December 31, 2004. The Company believes that it has substantial defenses upon which to contest the claims made in the remaining arbitration, although it is not possible to predict its ultimate outcome. In the opinion of management, such arbitration, when ultimately resolved, will not have an adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Company

The table below presents certain information concerning each of the executive officers of the Company:

Name                   Age   Position
----                   ---   --------
Robert Rosenkranz       63   Director of the Company; Chairman of the Board,
                             President and Chief Executive Officer of the
                             Company; Chairman of the Board of RSLIC

Robert M. Smith, Jr.    54   Director and Executive Vice President of the
                             Company

Chad W. Coulter         43   Vice President, Secretary and General Counsel of
                             the Company; Vice President, General Counsel and
                             Assistant Secretary of RSLIC

Thomas W. Burghart      47   Vice President and Treasurer of the Company and
                             RSLIC

Lawrence E. Daurelle    54   Director of the Company and President and Chief
                             Executive Officer of RSLIC

Harold F. Ilg           58   Director of the Company and Chairman of the Board
                             of SNCC

Mr. Rosenkranz has served as the President and Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He also serves as Chairman of the Board or as a Director of the Company's principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company's common stock as of March 1, 2006.

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

Mr. Ilg has served as a Director of the Company since August 2002. He also has served as Chairman of the Board of SNCC since January 1999, as well as the President and a Director of Safety National Re since 1997. He serves on the Board of Directors of RSLIC, FRSLIC and RSLIC-Texas. From April 1999 until October 2000, he served as President and Chief Executive Officer of RSLIC, FRSLIC, and RSLIC-Texas. Prior to January 1999, he served as Vice Chairman of the Board of SNCC, where he has been employed in various capacities since 1978.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The closing price of the Company's Class A Common Stock was $52.20 on March 1, 2006. There were approximately 3,900 holders of record of the Company's Class A Common Stock as of March 1, 2006.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock and the cash dividends paid per share for the Company's Class A and Class B Common Stock.

                        High      Low    Dividends
                       ------   ------   ---------
2004: First Quarter    $42.30   $35.99     $0.08
      Second Quarter    44.53    36.29      0.08
      Third Quarter     44.85    38.82      0.08
      Fourth Quarter    47.60    37.66      0.08

2005: First Quarter    $47.10   $40.63     $0.09
      Second Quarter    44.90    39.05      0.09
      Third Quarter     49.48    43.95      0.09
      Fourth Quarter    49.06    42.98      0.09

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's Class A Common Stock and Class B Common Stock. The quarterly cash dividend was $0.08 per share during 2004. In the first quarter of 2005, the Company's Board of Directors increased the cash dividend by 12.5% to $0.09 per share. In the first quarter of 2006, the cash dividend declared by the Company's Board of Directors was increased by 11.1% to $0.10 per share, and was paid on the Company's Class A Common Stock and Class B Common Stock on March 8, 2006. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $200.0 million revolving credit facility and the 2033 Senior Notes.

In addition, dividend payments by the Company's insurance subsidiaries to the Company are subject to certain regulatory restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Regulation."

The following table shows the purchases of equity securities under the Company's existing repurchase program during the three months ended December 31, 2005:

                                                  Total Number
                                                    of Shares         Maximum
                                                    Purchased        Number of
                                                     as Part        Shares that
                          Total                    of Publicly       May Yet Be
                        Number of     Average       Announced     Purchased Under
                          Shares    Price Paid        Plans          the Plans
                        Purchased    per Share   or Programs(1)    or Programs(2)
                        ---------   ----------   --------------   ---------------
October 1 - 31, 2005          --          --              --                --
November 1 - 30, 2005     15,000      $47.60          15,000         1,078,050
December 1 - 31, 2005    135,000      $47.15         135,000           943,050
                         -------                     -------
Total                    150,000      $47.19         150,000           943,050
                         =======                     =======

(1) As of December 31, 2005, the Company had purchased 2,710,035 shares, at a total cost of $66.4 million in the open market. In addition, during 2004, the Company received 13,176 shares of the Company's Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, which increased the total number of shares of treasury stock outstanding to 2,723,211, as of December 31, 2005.

(2) On August 31, 1998, the Company's Board of Directors authorized the purchase of 1,591,812 outstanding shares of the Company's Class A Common Stock from time to time on the open market. In August 1999 and February 2001, the Board of Directors increased the number of outstanding shares authorized for repurchase by 1,530,000 and 531,273, respectively. The program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                  2005          2004       2003       2002        2001
                                               ----------   ----------   --------   --------   --------
                                               (dollars and shares in thousands, except per share data)
INCOME STATEMENT DATA(1):
   Insurance premiums and fee income:
      Core group employee benefit
         products ..........................   $  936,244   $  784,990   $673,653   $559,174   $452,158
      Non-core group employee benefit
         products(2) .......................       24,918       16,066     14,908     44,883     32,555
      Asset accumulation products ..........        3,220        3,335      4,158      2,645      3,088
      Other ................................       25,829       23,686     18,893     16,713     16,122
                                               ----------   ----------   --------   --------   --------
                                                  990,211      828,077    711,612    623,415    503,923
   Net investment income (3) ...............      223,569      202,444    186,337    161,983    157,394
   Net realized investment gains
      (losses)(4) ..........................        9,003       15,460     12,724    (28,469)   (70,289)
   (Loss) gain on extinguishment of debt
      and capital securities(3) ............           --           --         --       (332)    11,456
                                               ----------   ----------   --------   --------   --------
      Total revenue ........................    1,222,783    1,045,981    910,673    756,597    602,484

   Income from continuing operations(5) ....      126,684      121,400     95,295     58,965      5,743

   Net income (5) ..........................      113,334      123,543     98,916     60,652      6,505

BASIC RESULTS PER SHARE(1) (5):

   Income from continuing operations .......   $     3.88   $     3.80   $   3.05   $   1.89   $   0.19
   Net income ..............................         3.47         3.87       3.17       1.95       0.21
   Weighted average shares outstanding .....       32,672       31,952     31,208     31,139     30,848

DILUTED RESULTS PER SHARE(1) (5):

   Income from continuing operations .......   $     3.78   $     3.68   $   2.98   $   1.85   $   0.18
   Net income ..............................         3.38         3.75       3.09       1.90       0.21
   Weighted average shares outstanding .....       33,511       32,941     32,023     31,887     31,629

OTHER DATA:

   Cash dividends paid per share(6): .......   $     0.36   $     0.32   $   0.23   $   0.20   $   0.20
   Diluted book value per share(7) .........        31.46        29.36      25.49      21.83      19.00

                                                                        December 31,
                                               --------------------------------------------------------------
                                                  2005         2004         2003         2002         2001
                                               ----------   ----------   ----------   ----------   ----------
                                                                   (dollars in thousands)
BALANCE SHEET DATA:
   Total investments .......................   $3,912,604   $3,541,076   $3,202,754   $2,816,051   $2,427,214
   Total assets ............................    5,276,170    4,829,467    4,177,532    3,734,942    3,336,146
   Corporate debt(3) (8) ...................      234,750      157,750      143,750      118,139      125,675
   Junior subordinated deferrable interest
      debentures underlying company-
      obligated mandatorily redeemable
      capital securities issued by
      unconsolidated subsidiaries(9) .......       59,762       59,762           --           --           --
   Company-obligated mandatorily redeemable
      capital securities of
      subsidiaries(3)(9) ...................           --           --       56,050       36,050       36,050
   Shareholders' equity ....................    1,033,039      939,848      798,440      681,655      581,994
   Corporate debt to total capitalization
      ratio(10) ............................         17.7%        13.6%        14.4%        14.1%        16.9%

(1) During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts will expire prior to the end of the third quarter of 2006. The Company has classified the operating results of this business as discontinued operations. Prior period information has been reclassified to conform to the current period presentation. See "Other Transactions" and Note S to the Consolidated Financial Statements.

     Net income includes (loss) income from discontinued operations, net of federal income tax (benefit) expense, as follows:

                                                Year Ended December 31,
                                      -------------------------------------------
                                        2005      2004     2003     2002     2001
                                      --------   ------   ------   ------   -----
                                                (dollars in thousands,
                                                 except per share data)
(Loss) income from discontinued
   operations, net of income tax
   (benefit) expense...............   $(13,350)  $2,143   $3,621   $1,687   $ 762
Basic per share amount.............      (0.41)    0.07     0.12     0.06    0.02
Diluted per share amount...........      (0.40)    0.07     0.11     0.05    0.03

(2) Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products include premiums from LPTs, which are episodic in nature, of $4.3 million, $26.8 million, $0, $5.3 million and $10.4 million, in 2001, 2002, 2003, 2004 and 2005, respectively. See "Business - Group Employee Benefit Products" and "Business - Reinsurance."

(3) In 2001, the Company used the proceeds from the sales of a substantial majority of investments of its investment subsidiaries during the fourth quarter of 2000 to repay $150.0 million of outstanding borrowings under its revolving credit facilities, to repurchase $64.0 million liquidation amount of the Capital Securities and to repurchase $8.0 million principal amount of the Matured Senior Notes. See "Business - Other Transactions." The Company recognized a gain on extinguishment of debt and capital securities of $11.5 million in connection with these repurchases. In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Matured Senior Notes and recognized a loss on extinguishment of debt of $0.3 million in connection with this repurchase.

(4) In 2005, 2004, 2003, 2002 and 2001, the Company recognized pre-tax losses of $4.2 million, $3.9 million, $13.0 million, $54.1 million and $79.3 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.

(5) Results for 2001 include a charge of $0.91 per diluted share or $28.8 million, net of an income tax benefit of $15.5 million and reinsurance coverages of $21.8 million, for reserve strengthening primarily related to an unusually high number of large losses in the Company's excess workers' compensation business. Included in this charge, on a pre-tax basis, are additions to excess workers' compensation case reserves of $9.0 million and incurred but not reported ("IBNR") reserves of $24.0 million. This charge also includes reported workers' compensation losses of $6.3 million and a $5.0 million addition to long-term disability IBNR reserves attributable to the terrorist attacks on the World Trade Center. In the years subsequent to 2001, the number of large losses experienced by the Company returned to the Company's pre-2001 historical average.

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

     Income from continuing operations and net income include realized investment gains (losses), net of federal income tax expense (benefit) and the (loss) gain on extinguishment of debt and capital securities, net of federal income tax (benefit) expense, as follows:

                                                  Year Ended December 31,
                                      -----------------------------------------------
                                       2005      2004     2003      2002       2001
                                      ------   -------   ------   --------   --------
                                       (dollars in thousands, except per share data)
Realized investment gains (losses),
   net of income tax expense
   (benefit) ......................   $5,852   $10,049   $8,271   $(18,505)  $(45,688)
Basic per share amount ............     0.18      0.32     0.26      (0.59)     (1.48)
Diluted per share amount ..........     0.17      0.30     0.26      (0.58)     (1.44)

(Loss) gain on extinguishment of
   debt and capital securities, net
   of income tax (benefit)
   expense ........................       --        --       --       (216)     7,446

Basic per share amount ............       --        --       --      (0.01)      0.24
Diluted per share amount ..........       --        --       --      (0.01)      0.23

(6) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2001, 2002 and the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend to $0.08 per share. In the first quarter of 2005, the Company's Board of Directors increased the cash dividend to $0.09 per share. During 2005, 2004, 2003, 2002 and 2001, the Company paid cash dividends on its capital stock in the amount of $11.6 million, $10.1 million, $7.4 million, $6.0 million and $5.7 million, respectively. See Note K to the Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is maintaining its underwriting discipline under competitive market conditions and is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability. In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. Accordingly, the Company reclassified the operating results of this business as discontinued operations. Prior period information has been reclassified to conform to the current period presentation. See "Results of Operations - 2005 Compared to 2004 - (Loss) Income from Discontinued Operations."

The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. Deposits from the Company's asset accumulation business consist of new annuity sales, which are recorded as liabilities rather than as premiums. Revenues from the Company's asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited to annuity holders. The Company is disciplined in setting the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is presented below under the caption "Critical Accounting Policies and Estimates" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations can be found in Item 1A. "Risk Factors." See "Forward-Looking Statements And Cautionary Statements Regarding Certain factors That May Affect Future Results."

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

Summary of Results. Net income was $113.3 million, or $3.38 per diluted share, in 2005 as compared to $123.5 million, or $3.75 per diluted share, in 2004. Net income in 2005 and 2004 included realized investment gains (net of the related income tax expense) of $5.9 million, or $0.17 per diluted share, and $10.0 million, or $0.30 per diluted share, respectively. Net income in 2005 benefited from growth in income from the Company's core group employee benefit products, increased product spreads on the Company's asset accumulation products and an increase in net investment income, and was adversely impacted by losses from discontinued operations and an increase in interest expense. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. See "Business - Group Employee Benefit Products." Premiums from these core group employee benefit products increased 19% in 2005 and the combined ratio (loss ratio plus expense ratio) for these products was modestly lower than in 2004. Net investment income in 2005, which increased 10% from 2004, reflects an 11% increase in average invested assets. During 2005 and 2004, the Company had (losses) income from discontinued operations (net of the related income tax (benefit) expense) of $(13.4) million, or $(0.40) per diluted share, and $2.1 million, or $0.07 per diluted share, respectively, attributable its non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005. The increase in interest expense was primarily due to the increases in the Company's weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during 2005 as compared to the full year of 2004. In addition, net income for the 2004 period included a reduction of income tax expense of $6.6 million primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

Premium and Fee Income. Premium and fee income in 2005 was $990.2 million as compared to $828.1 million in 2004, an increase of 20%. Premiums from core group employee benefit products increased 19% to $936.2 million in 2005 from $785.0 million in 2004. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and an increase in premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter 2004. Under this arrangement, the Company assumes certain group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. The increase also reflects a decrease in premiums ceded by the Company to reinsurers for these products. Premiums from excess workers' compensation insurance for self-insured employers increased 15% to $220.3 million in 2005 from $190.8 million in 2004. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. SNCC continued to obtain significant improvements in contract terms, in particular higher SIR levels, while maintaining its pricing in connection with its renewals of insurance coverage during 2005. On average, SIR levels increased approximately 8% in 2005. SNCC has continued to maintain its pricing on its 2006 renewals and SIRs are up 9% in these renewals. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 62% to $46.0 million in 2005 from $28.4 million in 2004 and the retention of existing customers in 2005 remained strong. New business production for 2005 and 2006 benefited from a renewal rights agreement that SNCC entered into in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 20% to $715.9 million in 2005 from $594.2 million in 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products was $198.1 million in 2005 and $180.9 million in 2004. New business production includes only directly written business, and does not include business reinsured under the Company's indemnity reinsurance arrangement discussed above. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 14% increase in production based on the number of cases sold as compared to 2004. The Company continues to maintain its underwriting discipline under competitive market conditions for these products and to implement price increases for certain existing disability and group life customers.

Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation reinsurance and reinsurance facilities. See "Business - Group Employee Benefit Products" and "Business - Reinsurance." Premiums from non-core group employee benefit products were $24.9 million in 2005 as compared to $16.1 million in 2004. Premiums from the non-core group employee benefit products in 2005 included a higher level of premiums from LPTs, which are episodic in nature.

Deposits from the Company's asset accumulation products were $95.0 million in 2005 as compared to $133.1 million in 2004. These deposits consist of new annuity sales, which are recorded as liabilities rather than as premiums. The Company continues to maintain its discipline in setting the crediting rates offered on its asset accumulation products. The decrease in deposits was attributable to the increase in short-term interest rates, which has caused other short-term investment products such as certificates of deposits to be an attractive alternative to fixed annuity products, and to increased market performance of equity-indexed annuities during 2005, which reduced demand for fixed annuity products. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2006 in an effort to achieve its targeted interest rate spreads on these products.

Net Investment Income. Net investment income in 2005 was $223.6 million as compared to $202.4 million in 2004, an increase of 10%. The level of net investment income in the 2005 period reflects an 11% increase in average invested assets to $3,621.6 million in 2005 from $3,273.0 million in 2004. The tax equivalent weighted average annual yield on invested assets was 6.4% in 2005 and 2004.

Net Realized Investment Gains. Net realized investment gains were $9.0 million in 2005 as compared to $15.5 million in 2004. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2005 and 2004, the Company recognized $13.2 million and $19.4 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In 2005 and 2004, the Company recognized $4.2 million and $3.9 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

Such losses in 2005 ($2.7 million on an after-tax basis) resulted primarily from credit quality-related deterioration in certain corporate securities and the Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See "Critical Accounting Policies and Estimates" for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $1,018.8 million as compared to $863.1 million in 2004, an increase of 18%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects an addition to reserves for prior years' claims and claim expenses in the amount of $32.9 million, which arose primarily from adverse loss experience in the Company's excess workers' compensation line, principally due to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years from 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss developments in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits products decreased to 94.1% in 2005 from 95.0% in 2004. The weighted average annual crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.6% and 4.7% in 2005 and 2004, respectively.

Interest Expense. Interest expense was $20.5 million in 2005 as compared to $18.5 million in 2004, an increase of $2.0 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under the Company's revolving credit facility during 2005 as compared to 2004. The increase was also attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous $100 million revolving credit facility scheduled to expire in December 2006, which was terminated in May 2005 when the Company entered into a new $200 million revolving credit facility.

Income Tax Expense. Income tax expense was $56.9 million in 2005 as compared to $43.0 million in 2004. The Company's effective tax rate was 31.0% in 2005 and 26.2% in 2004. The Company's lower effective tax rate during 2004 reflects a $6.6 million reduction in federal income tax expense primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

(Loss) Income from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. In 2005 and 2004, the Company recognized after-tax operating (loss) income of $(13.4) million, or $(0.40) per diluted share, and $2.1 million, or $0.07 per diluted share, respectively, net of income tax (benefit) expense of $(7.2) million and $1.2 million, respectively, from this business. See Note S to the Consolidated Financial Statements.

2004 COMPARED TO 2003

Summary of Results. Net income was $123.5 million, or $3.75 per diluted share, in 2004 as compared to $98.9 million, or $3.09 per diluted share, in 2003. Net income in 2004 and 2003 included realized investment gains (net of the related income tax expense) of $10.0 million, or $0.30 per diluted share, and $8.3 million, or $0.26 per diluted share, respectively. The increase in net income in 2004 is attributable to growth in income from group employee benefit products, net investment income and a reduction in income tax expense. Premiums from the Company's core group employee benefit products increased 17% in 2004 and the combined ratio (loss ratio plus expense ratio) was 95.0% in 2004 and 2003. The weighted average annual crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, decreased from 5.5% in 2003 to 4.7% in 2004. Net investment income in 2004, which increased 9% from 2003, reflects an 11% increase in average invested assets. In addition, income tax expense was reduced by $6.6 million during 2004 primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures. Net income in 2004 and 2003 also included income from discontinued operations (net of the related income tax expense) of $2.1 million, or $0.07 per diluted share, and $3.6 million, or $0.11 per diluted share, respectively.

Premium and Fee Income. Premium and fee income in 2004 was $828.1 million as compared to $711.6 million in 2003, an increase of 16%. Premiums from core group employee benefit products increased 17% to $785.0 million in 2004 from $673.7 million in 2003. This increase reflected normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and a decrease in premiums ceded by the Company to reinsurers for these products. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. Premiums from excess workers' compensation insurance for self-insured employers increased 26% to $190.8 million in 2004 from $151.5 million in 2003. This increase was primarily due to the favorable pricing environment and demand for this product as a result of high primary workers' compensation rates. SNCC obtained average price increases of 9% in connection with its renewals of insurance coverage during 2004, and has continued to obtain significant improvements in contract terms, in particular higher SIR levels, in these renewals. On average, SIRs increased 8% in 2004. In addition, retention of existing customers for excess workers' compensation products in 2004 was higher than in 2003. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, was $28.4 million in 2004 as compared with exceptionally strong production in 2003 of $45.1 million. The significantly higher renewal ratio and rate increases offset the decline in new business production as the Company focused on achieving rate increases on its existing business and maintained pricing and underwriting discipline as to new sales. Premiums from the Company's other core group employee benefit products increased 14% to $594.2 million in 2004 from $522.1 million in 2003, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. New business production for the Company's other core group employee benefit products was $180.9 million in 2004 and $175.1 million in 2003. The 2004 production level for these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 22% increase in production based on the number of cases sold as compared to 2003. The Company continued to maintain its underwriting discipline under competitive market conditions for these products and implemented price increases for certain existing disability and group life customers.

Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $16.1 million in 2004 as compared to $14.9 million in 2003.

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

Net Investment Income. Net investment income in 2004 was $202.4 million as compared to $186.3 million in 2003, an increase of 9%. The level of net investment income in the 2004 period reflects an increase in average invested assets in 2004 partially offset by a decrease in the tax equivalent weighted average annual yield. The tax equivalent weighted average annual yield on invested assets was 6.4% on average invested assets of $3,273.0 million in 2004 and 6.5% on average invested assets of $2,948.2 million in 2003.

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

Benefits and Expenses. Policyholder benefits and expenses were $863.1 million as compared to $754.6 million in 2003, an increase of 14%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects an addition to reserves for prior years' claims and claim expenses in the amount of $12.8 million, which arose primarily from adverse loss experience in the Company's excess workers' compensation line, principally due to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years from 1997 to 2000. If this experience trend were to continue in the future, absent favorable loss developments in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits products was 95.0% in 2004 and 2003. Benefits and expenses related to the Company's asset accumulation products decreased $3.0 million primarily due to a decrease in the weighted average annual crediting rate on these products, which reflected the effects of the first year bonus crediting rate on certain newly issued products, from 5.5% in 2003 to 4.7% in 2004.

Income Tax Expense. Income tax expense was $43.0 million in 2004 as compared to $42.6 million in 2003. The Company's effective tax rate was 26.2% in 2004 and 30.9% in 2003. The decrease in the Company's effective tax rate during 2004 reflects a $6.6 million reduction in federal income tax expense primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Income from Discontinued Operations. After-tax operating income from the Company's discontinued property catastrophe reinsurance business in 2004 and 2003 was $2.1 million, or $0.07 per diluted share, and $3.6 million, or $0.11 per diluted share, respectively, net of related income tax expense of $1.2 million and $2.0 million, respectively. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. See Note S to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company held approximately $104.7 million of financial resources at the holding company level at December 31, 2005, primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

In May 2005, the Company entered into a new $200 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the "Credit Agreement"), which replaced the existing $100 million revolving credit facility scheduled to expire in December 2006. This facility, which expires in May 2010, contains certain financial and various other affirmative and negative covenants considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's insurance subsidiaries, RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. At December 31, 2005, the Company had $109.0 million of borrowings available under the Credit Agreement.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2006, the Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $72.5 million. The Company's insurance subsidiaries may also pay additional dividends with the requisite regulatory approvals. See "Business - Regulation." In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under the Credit Agreement, interest payments on the 2033 Senior Notes, and distributions on the Capital Securities and the 2003 Capital Securities. The maximum amount of borrowings available under the Company's Credit Agreement is $200.0 million. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. See Notes D and J to the Consolidated Financial Statements.

The following table summarizes the Company's significant contractual obligations at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes and the junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the consolidated financial statements, as referenced in the table:

                             CONTRACTUAL OBLIGATIONS

                                                                           Payments Due by Period
                                                         ---------------------------------------------------------
                                                                      Less than     1 -3       3 - 5     More than
                                                            Total       1 Year      Years      Years      5 Years
                                                         ----------   ---------   --------   --------   ----------
                                                                           (dollars in thousands)
Other long-term liabilities (1) ......................   $3,414,684    $522,100   $671,464   $505,084   $1,716,036
Corporate debt (Note D) ..............................      234,750      91,000         --         --      143,750
Interest on corporate debt (Note D) (2) ..............      318,906      12,497     24,015     23,708      258,686
Advances from Federal Home Loan Bank (Note E) ........       55,000          --         --         --       55,000
Interest on advances from Federal
   Home Loan Bank (Note E) ...........................       59,271       4,106      8,211      8,211       38,743
Junior subordinated deferrable interest debentures
   underlying company-obligated mandatorily
   redeemable capital securities issued
   by unconsolidated  subsidiaries (Note J) ..........       59,762          --         --         --       59,762
Interest on junior subordinated deferrable interest
   debentures (Note J) (3) ...........................      119,207       5,066     10,137     10,133       93,871
Operating lease obligations (Note M) .................       64,327      11,480     20,343     13,847       18,657
                                                         ----------    --------   --------   --------   ----------
   Total contractual obligations .....................   $4,325,907    $646,249   $734,170   $560,983   $2,384,505
                                                         ==========    ========   ========   ========   ==========

(1) Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company's insurance products, as well as policyholder account balances. Substantially all of the amounts reflected in this table with respect to such liabilities consist of estimates by the Company's management based on various actuarial and other assumptions relating to the Company's insurance products and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company's insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses."

(2)  Primarily includes interest on the 2033 Senior Notes.

(3) Includes interest on the outstanding junior subordinated debentures underlying the Capital Securities and the 2003 Junior Subordinated Debentures underlying the 2003 Capital Securities. Interest on the 2003 Junior Subordinated Debentures was computed using the indexed rate in effect at December 31, 2005 of 8.43%.

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

The principal liquidity requirements of the Company's insurance subsidiaries are their contractual obligations to policyholders and other financing sources. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See "Asset/Liability Management and Market Risk." Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period. However, if such contractual obligations were to arise more rapidly or in greater amounts than anticipated in the Company's asset/liability matching analysis, the Company could be required to sell securities earlier than anticipated, potentially resulting in the realization of capital losses (particularly, as regards fixed income securities, in a rising interest rate environment), or to borrow funds from available credit sources, in order to fund the payment of such obligations. In any of such events, the Company's results of operations, liquidity and financial condition could be materially adversely affected.

Cash Flows. Operating activities increased cash by $309.4 million, $264.1 million and $237.5 million in 2005, 2004 and 2003, respectively. Net investing activities used $362.1 million of cash during 2005 primarily for the purchase of securities, and financing activities provided $56.9 million of cash principally due to the increase in borrowings under the Credit Agreement, partially offset by the repayment of certain Federal Home Loan Bank advances.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. During 2005, the Company repurchased 150,000 shares of its Class A Common Stock for a total cost of $7.1 million with a volume weighted average price of $47.19 per share. At December 31, 2005, the repurchase of approximately 0.9 million shares remained authorized under this program.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $3,912.6 million at December 31, 2005, primarily consists of investments in fixed maturity securities, mortgage loans, investments in limited partnerships and short-term investments. During 2005, the market value of the Company's investment portfolio, in relation to its amortized cost, decreased by $72.5 million from year-end 2004, before related changes in the cost of business acquired of $15.3 million and the income tax provision of $20.0 million. In addition, the Company recognized pre-tax net investment gains of $9.0 million in 2005. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at December 31, 2005. While the investment grade rating of the Company's fixed maturity portfolio addresses credit risk, it does not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2005, approximately 35% of the Company's total invested assets were comprised of corporate fixed maturity securities. Eighty-two percent of the Company's corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA - 4%, AA - 6%, A
- 31%, and BBB - 41%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To reduce its exposure to corporate credit risk, the Company diversifies its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 22% of the Company's total invested assets at December 31, 2005. Ninety-seven percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2005, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 14.5 years. During 2005, $30.0 million of Federal Home Loan Bank advances matured and were repaid by the Company. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. See Note F to the Consolidated Financial Statements.

The types and amounts of investments made by the Company's insurance subsidiaries are subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's Credit Agreement also contains limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company's investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company's other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the "duration gap," remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which consist of its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2005, the Company maintained these duration gaps within the aforementioned maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2005, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company's investment in non-dollar denominated fixed maturity securities during 2005 was less than 0.3% of total invested assets.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses enable the Company to measure the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $61.0 million at December 31, 2005 as compared to a decline of approximately $49.8 million at December 31, 2004. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes in the value of the Company's assets that will be experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future debt requirements, the interest rate environment and other market conditions. At December 31, 2005, a hypothetical 10% decrease in market interest rates would cause a corresponding $9.3 million increase in the fair value of the Company's fixed-rate corporate debt which matures in 2033 as compared to an increase of $11.0 million at December 31, 2004. Because interest expense on the Company's floating-rate corporate debt that was outstanding at

December 31, 2005 would have fluctuated as prevailing interest rates changed, changes in market interest rates would not have materially affected its fair value.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation and long-term disability products. Under the replacement arrangements for excess workers' compensation products, the Company reinsures excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a substantial majority in proportionate amount of the risks between $50.0 million and $100.0 million, per policy per occurrence. In addition, during 2005, the company entered into a reinsurance arrangement under which the Company cedes 30% of its excess workers' compensation risks between $100.0 million and $150.0 million, per policy per occurrence. For long-term disability products (effective October 1, 2003 for new policies and, for existing policies, the earlier of the next policy anniversary date or October 1, 2004) the Company reinsures risks in excess of $7,500 (compared to $2,500 previously) in benefits per individual per month. These changes have reduced the reinsurance premiums paid by the Company for these products.

RSLIC Performance-Contingent Options. In December 2005, the Stock Option and Compensation Committee (the "Committee") of the Board of Directors of the Company granted additional performance-contingent incentive options to purchase 50,000 shares of the Company's Class A Common Stock to each of Lawrence E. Daurelle, President and Chief Executive Officer of RSLIC, and the other six members of executive management of RSLIC. Such options have a ten-year term and an exercise price equal to the fair market value of a share of the Stock at the date of grant. The options have the same five-year financial performance target and performance period as the performance-contingent incentive options that were granted in April 2004. The options will become exercisable if the specified target is met; otherwise a reduced number of such options will become exercisable according to where the performance target falls within a specified range, as defined and computed under the related option agreements for the five-year performance period consisting of fiscal years 2004 through 2008. See Note N to the Consolidated Financial Statements.

SNCC Performance-Contingent Options. Also, in December 2005, the Committee approved the amendment of the respective performance-contingent incentive options to purchase 225,000 shares of the Company's Class A Common Stock previously granted to each of Harold F. Ilg, Chairman of the Company's subsidiary, SNCC, and the other four members of executive management of SNCC. Pursuant to such amendment, such options will become exercisable if the aggregate consolidated Pre-Tax Operating Income of SIG Holdings, Inc., SNCC's intermediate parent company, as defined and computed under the related option agreements ("SIG PTOI"), for the five-year performance period consisting of fiscal years 2003 through 2007 is at least $417.2 million; otherwise, a reduced number of such options will become exercisable to the extent that the aggregate SIG PTOI for such period exceeds $370.4 million, determined by interpolating between zero and 225,000 according to where the SIG PTOI amount falls in the range between $370.4 million and $417.2 million. None of such options became exercisable for the three-year performance period consisting of fiscal years 2003 through 2005. See Note N to the Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $1,862.9 million at December 31, 2005, represent management's best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company's insurance reserves are based upon management's informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company's insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company's results of operations for the periods in which such revisions are made. There were no material changes in the current year in the actuarial methods and/or assumptions from those used in the previous periods; however, in 2005 and 2004, the Company experienced a degree of adverse variance in loss experience from its past projections. See Item 1, "Business - Property and Casualty Insurance Reserves."

The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company's disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant's age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent increase or decrease in the group long-term disability claim termination rate established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2005 by approximately $0.6 million, which would have increased or decreased, respectively, its 2005 net income by $0.4 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company's discount rate assumptions are discussed in further detail below.

The Company's reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims, for which case reserves are established, and estimates of incurred but not reported ("IBNR") losses are developed on the basis of past experience. The unpaid claims and claim expense reserves carried for the Company's property and casualty insurance products represent the difference between the selected ultimate loss amount and the loss amount paid to date. The unpaid claims and claim expense reserves carried for the Company's disability and accident insurance products are established by the incurred loss development method utilizing various mathematic tools in order to project future loss experience based on the Company's historical loss experience. The difference between total unpaid claims and claim expense reserves and case unpaid claims and claim expense reserves represent the IBNR reserve. The following table summarizes the composition of the Company's total reserves for disability, accident and casualty claims and claim expenses, as between case and IBNR reserves, as of December 31, 2005 (dollars in millions):

Balance, net of reinsurance:
   Case reserves
      Disability and accident          $  481.7
      Property and casualty               248.0
   IBNR reserves
      Disability and accident             159.2
      Property and casualty               395.5
                                       --------
         Total reserves                 1,284.4
   Reinsurance receivables                249.1
                                       --------
Balance, gross of reinsurance          $1,533.5
                                       ========
Balance Sheets:
   Future policy benefits:
      Disability and accident          $  539.9
   Unpaid claims and claim expenses:
      Disability and accident             247.1
      Property and casualty               746.5
                                       --------
                                       $1,533.5
                                       ========

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company's property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year the claim is incurred. At December 31, 2005, disability and primary and excess workers' compensation reserves for unpaid claims and claim expenses with a carrying value of $844.1 million have been discounted at a weighted average rate of 5.5%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Primary and excess workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers' compensation claims incurred in 2005 would have decreased the amount of the reserves it established with respect to such claims by approximately $2.2 million, and a 25 basis point decrease in such rates would have increased the amount of the reserves so established by the same amount. In both cases, discount rate changes of this type and magnitude would reasonably reflect corresponding changes in market interest rates. These levels of change to the Company's discount rate would have increased, in the first case or decreased, in the second, its 2005 net income by $1.4 million.

The primary actuarial methods used to establish the Company's reserves for unpaid claims and claim expenses for its property and casualty insurance products are the incurred loss development method and the Bornhuetter-Ferguson expected loss method. Under the incurred loss development method, various mathematic tools are utilized in order to project future loss experience based on the Company's historical loss experience. This method is utilized for accident years as to which management believes a sufficient level of historical loss experience exists. For more recent years for which this level of experience does not exist, management utilizes the Bornhuetter-Ferguson expected loss method to establish loss reserves. Under this method, in addition to historical loss experience, the Company also takes into account an expected loss ratio based on information determined during the initial pricing of the business, including, among other factors, rate increases and changes in terms and conditions.

The Company's actuaries select an ultimate loss reserve amount for its property and casualty insurance products by reviewing the results of the actuarial methods described above, as well as other tertiary methods which serve to provide supplemental data points, and applying judgments to achieve a point estimate for the ultimate loss amount, rather than calculating ranges around the reserves. Reserves for unpaid claims and claim expenses for such products represent management's best estimate and are based upon this actuarially derived point estimate. In reviewing and determining the adequacy of this estimate, management considers several factors such as historical results, changes to policy pricing, terms and conditions, deductibles and attachment points, claims-handling staffing, practices and procedures, effects of claim inflation, industry loss trends, reinsurance coverages, underwriting initiatives, and changes in state legislative and regulatory environments.

For the Company's property and casualty insurance products, a review of the seven most recent years' historical loss development variation reflects an annual range of -3.4% to + 6.6%. The average annual increase reflected in such review was +3.6% and the average decrease was -1.7%. If the Company were to assume subsequent loss development of + 3.6% or -1.7%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2005 would be increased by $22.9 million in the first case, which would have decreased its 2005 net income by $14.9 million, or decreased by $10.8 million in the second, which would have increased its 2005 net income by $7.0 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company's results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company's unpaid claims and claim expenses could be changed by an amount that could be material to the Company's results of operations, financial condition and liquidity.

For the reasons described above, if the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity and financial condition could be materially adversely affected.

Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting, and certain sales office expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Deferred acquisition costs related to group life, disability and accident products, which totaled $171.2 million at December 31, 2005, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $13.4 million at December 31, 2005, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $58.5 million at December 31, 2005, are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' anticipated surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of other comprehensive income in shareholders' equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $67.2 million, $61.1 million and $53.7 million in 2005, 2004 and 2003, respectively. These amounts represented 31% of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods.

Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income in shareholders' equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety seven percent of the Company's fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Securities acquired through private placements, which are not actively traded in a liquid market and do not have other mechanisms for their liquidation, totaled $110.2 million at December 31, 2005. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. In 2005, 2004 and 2003, the Company recognized losses totaling $4.2 million, $3.9 million and $13.0 million, respectively, for the other than temporary decline in the value of certain fixed maturity securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer's credit ratings, deteriorating financial results of issuers, adverse changes in the amount and timing of estimated future cash flows from securities and the impact of adverse economic conditions on issuers' financial positions. Investment grade and non-investment grade fixed maturity securities comprised 75.9% and 7.1%, respectively, of the Company's total investment portfolio at December 31, 2005. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $70.4 million and $24.0 million, respectively, at December 31, 2005. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $3.2 million and $13.5 million, respectively, at December 31, 2005. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company's balance sheet as a component of other comprehensive income. The Company anticipates that if certain existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $7 million to $15 million pre-tax ($5 million to $10 million on an after-tax basis) with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of the Company's procedures for the evaluation of other than temporary impairment in valuation. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

The Company also invests in certain limited partnerships and limited liability companies which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the investees' underlying investments are included in net investment income. For this purpose, the Company estimates the values of its investments in these entities based on values provided by their managers, as adjusted based on available information concerning the underlying investment portfolios. As of December 31, 2005 and 2004, there were no adjustments in such values, as compared with a reduction in value of $6.7 million as of December 31, 2003. The Company believes that its estimates reasonably reflect the values of its investments in these entities; however, there can be no assurance that such values will ultimately be realized upon liquidation of such investments.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form

10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment," "outlook" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in "Item 1A, Risk Factors." The Company disclaims any obligation to update forward-looking information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this Form 10-K under the heading "Liquidity and Capital Resources - Asset/Liability Management and Market Risk" beginning on page 31 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 44 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company's management, including the CEO and Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.

Management's annual report on internal control over financial reporting and the attestation report of the Company's registered public accounting firm are included below.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm's report which is included elsewhere herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Delphi Financial Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Delphi Financial Group, Inc. and its subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated February 23, 2006 expressed an unqualified opinion thereon.

                                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 23, 2006

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders, under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" and is incorporated herein by reference, and in Item 4 in Part I of this Form 10-K.

On June 23, 2005, Robert Rosenkranz, the Company's Chairman, President and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders, under the caption "Independent Auditors" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 45 of this Form 10-K.

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

     3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (7)

     3.3 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (23)

     3.4  Amended and Restated By-laws of Delphi Financial Group, Inc. (2)

     3.5 Amendment to the Amended and Restated By-laws of Delphi Financial Group, Inc. dated August 4, 2005 (Exhibit 3.1) (24)

     4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (matured 8.0% Senior Notes due
          2003) (3)

     4.2 Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a)) (16)

     4.3 First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b)) (16)

     4.4 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C. dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a)) (8)

     4.5 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (8)

     4.6 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, Inc., as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (8)

     4.7 Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein (Exhibit 4.1) (17)

     4.8 Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2) (17)

     4.9 Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Exhibit 4.3) (17)

     10.1 Credit Agreement, dated as of May 26, 2005, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (Exhibit 10.1) (22)

     10.2 Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1)
          (12)

     10.3 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1) (18)

     10.4 The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz
          (1)

     10.5 Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2) (14)

     10.6 Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.8) (2)

     10.7 Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9) (2)

     10.8 Delphi Financial Group, Inc. Amended and Restated Long-Term Performance-Based Incentive Plan (Exhibit 10.3) (17)

     10.9 Amendment to Delphi Financial Group, Inc. Amended and Restated Long-Term Performance-Based Incentive Plan (Exhibit 10.1)(21)

     10.10 2003 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (15)

     10.11 SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (5)

     10.12 Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30)
          (6)

     10.13 Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(6)

     10.14 Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (6)

     10.15 Reliance Standard Life Insurance Company Management Incentive Compensation Plan (Exhibit 10.2) (19)

     10.16 Stock Option Award Agreement, dated July 8, 2003, for Harold F. Ilg (Exhibit 10.5) (17)

     10.17 Amendment of Stock Option Award Agreement, dated January 4, 2006, for Harold F. Ilg (26)

     10.18 Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1) (19)

     10.19 Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (26)

     10.20 Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Option Plan, as amended May 28, 2003 (Exhibit 10.2) (17)

     10.21 Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2) (18)

     10.22 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (4)

     10.23 Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (17)

     10.24 Form of Restricted Share Unit Award Agreement (Exhibit 99.1) (20)

     10.25 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (5)

     10.26 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent
          (5)

     10.27 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd.
          (9)

     10.28 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (9)

     10.29 Commutation, Prepayment and Redemption Agreement, dated September 14, 2001, between Delphi Financial Group, Inc., Safety National Casualty Corporation, Reliance Standard Life Insurance Company, Delphi International Ltd. and Oracle Reinsurance Company Ltd. (Exhibit 10.1)
          (13)

     11.1 Computation of Results per Share of Common Stock (25)

     21.1 List of Subsidiaries of the Company (26)

     23.1 Consent of Ernst & Young LLP (26)

     24.1 Powers of Attorney (26)

     31.1 Certification by the Chairman of the Board, President and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (26)

     31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (26)

     32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

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

(16) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated May 20, 2003.

(17) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2003.

(18) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2004.

(19) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2004.

(20) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated February 9, 2005.

(21) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2005.

(22) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated May 26, 2005.

(23) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2005.

(24) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated August 4, 2005.

(25) Incorporated herein by reference to Note O to the Consolidated Financial Statements included elsewhere herein.

(26) Filed herewith.

(c) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 45 of this Form 10-K are included under Item 8 and are presented beginning on page 75 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name                       Capacity                        Date
----                       --------                        ----


/s/ ROBERT ROSENKRANZ      Chairman of the Board,          March 15, 2006
------------------------   President and Chief Executive
   (Robert Rosenkranz)     Officer (Principal Executive
                           Officer)


            *              Director                        March 15, 2006
------------------------
    (Kevin R. Brine)


            *              Director                        March 15, 2006
------------------------
 (Lawrence E. Daurelle)


            *              Director                        March 15, 2006
------------------------
     (Edward A. Fox)


            *              Director                        March 15, 2006
------------------------
    (Steven A. Hirsh)


            *              Director                        March 15, 2006
------------------------
     (Harold F. Ilg)


            *              Director                        March 15, 2006
------------------------
    (James M. Litvack)


            *              Director                        March 15, 2006
------------------------
    (James N. Meehan)


            *              Director                        March 15, 2006
------------------------
  (Philip R. O'Connor)


            *              Director                        March 15, 2006
------------------------
   (Donald A. Sherman)


/s/ ROBERT M. SMITH, JR.   Director and Executive          March 15, 2006
------------------------   Vice President
 (Robert M. Smith, Jr.)


            *              Director                        March 15, 2006
------------------------
   (Robert F. Wright)


            *              Vice President and              March 15, 2006
-----------------------    Treasurer (Principal
  (Thomas W. Burghart)     Accounting and Financial
                           Officer)



* BY: /s/ ROBERT ROSENKRANZ
      -------------------------------
      Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Year Ended December 31, 2005
                                                  -----------------------------------------
                                                    First     Second      Third     Fourth
                                                   Quarter    Quarter    Quarter    Quarter
                                                  --------   --------   --------   --------
Revenues excluding realized investment gains ..   $289,240   $301,164   $304,492   $318,884
Realized investment gains .....................      1,817      3,320      3,397        469
                                                  --------   --------   --------   --------
Total revenues ................................    291,057    304,484    307,889    319,353
Operating income ..............................     47,363     50,402     52,455     53,801
Income from continuing operations .............     29,247     30,990     32,838     33,609
Net income ....................................     30,107     31,977     22,032     29,218

Basic results per share of common stock:
   Income from continuing operations ..........   $   0.91   $   0.96   $   1.00   $   1.02
   Net income .................................       0.93       0.99       0.67       0.88

Diluted results per share of common stock:
   Income from continuing operations ..........   $   0.88   $   0.93   $   0.97   $   1.00
   Net income .................................       0.91       0.96       0.65       0.87

                                                         Year Ended December 31, 2004
                                                  -----------------------------------------
                                                    First     Second      Third     Fourth
                                                   Quarter    Quarter    Quarter    Quarter
                                                  --------   --------   --------   --------
Revenues excluding realized investment gains ..   $251,230   $252,660   $256,751   $269,880
Realized investment gains .....................      5,221      1,941      1,433      6,865
                                                  --------   --------   --------   --------
Total revenues ................................    256,451    254,601    258,184    276,745
Operating income ..............................     47,257     40,976     45,679     49,018
Income from continuing operations .............     29,750     25,641     33,201     32,808
Net income ....................................     30,621     27,133     32,179     33,610

Basic results per share of common stock:
   Income from continuing operations ..........   $   0.94   $   0.80   $   1.04   $   1.02
   Net income .................................       0.97       0.85       1.00       1.05

Diluted results per share of common stock:
   Income from continuing operations ..........   $   0.91   $   0.78   $   1.01   $   0.99
   Net income .................................       0.94       0.82       0.98       1.01

Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.

In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business and has classified the operating results of this business as discontinued operations. Results prior to the fourth quarter of 2005 have been reclassified to conform to the current period presentation. Net income for the first, second, third and fourth quarters of 2005 include after-tax income (loss) from discontinued operations of $0.8 million, $1.0 million $(10.8) million and $(4.4) million, respectively. Net income for the first, second, third and fourth quarters of 2004 include after-tax income (loss) from discontinued operations of $0.9 million, $1.4 million, $(1.0) million and $0.8 million, respectively. See "Other Transactions" and Note S to the Consolidated Financial Statements. Results for the first, second, third and fourth quarters of 2005 include pre-tax investment losses of $0.5 million, $0.7 million $3.0 million and $0, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities. Results for the first, second, third and fourth quarters of 2004 include pre-tax investment losses of $2.4 million, $0.1 million, $0.6 million and $0.8 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities. Results for the third and fourth quarters of 2004 also include a reduction of federal income tax expense of $4.6 million and $2.0 million, respectively, primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represents the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes B and G to the Consolidated Financial Statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
Audited Consolidated Financial Statements of Delphi Financial Group, Inc.
   and Subsidiaries:

   Report of Independent Registered Public Accounting Firm...............    46
   Consolidated Statements of Income - Years Ended December 31, 2005,
      2004 and 2003......................................................    47
   Consolidated Balance Sheets - December 31, 2005 and 2004..............    48
   Consolidated Statements of Shareholders' Equity - Years Ended
      December 31, 2005, 2004 and 2003...................................    49
   Consolidated Statements of Cash Flows - Years Ended
      December 31, 2005, 2004 and 2003...................................    50
   Notes to Consolidated Financial Statements............................    51

Financial Statement Schedules of Delphi Financial Group, Inc. and
   Subsidiaries:

   Schedule I, Summary of Investments Other Than Investments in Related
      Parties............................................................    75
   Schedule II, Condensed Financial Information of Registrant............    76
   Schedule III, Supplementary Insurance Information.....................    80
   Schedule IV, Reinsurance..............................................    81
   Schedule VI, Supplemental Information Concerning Property-Casualty
      Insurance Operations...............................................    82

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Delphi Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion,the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

                                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 23, 2006

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Year Ended December 31,
                                                                        ----------------------------------
                                                                           2005         2004        2003
                                                                        ----------   ----------   --------
Revenue:
   Premium and fee income ...........................................   $  990,211   $  828,077   $711,612
   Net investment income ............................................      223,569      202,444    186,337
   Net realized investment gains ....................................        9,003       15,460     12,724
                                                                        ----------   ----------   --------
                                                                         1,222,783    1,045,981    910,673
                                                                        ----------   ----------   --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ..........      725,207      614,488    530,350
   Commissions ......................................................       66,677       60,796     52,380
   Amortization of cost of business acquired ........................       69,281       62,043     54,994
   Other operating expenses .........................................      157,597      125,724    116,921
                                                                        ----------   ----------   --------
                                                                         1,018,762      863,051    754,645
                                                                        ----------   ----------   --------
      Income from continuing operations before interest and income
         tax expense ................................................      204,021      182,930    156,028
Interest expense:
   Corporate debt ...................................................       15,607       14,040     14,052
   Junior subordinated deferrable interest debentures ...............        4,855        4,486      4,035
                                                                        ----------   ----------   --------
                                                                            20,462       18,526     18,087
                                                                        ----------   ----------   --------

      Income from continuing operations before income tax expense ...      183,559      164,404    137,941
Income tax expense ..................................................       56,875       43,004     42,646
                                                                        ----------   ----------   --------
      Income from continuing operations .............................      126,684      121,400     95,295
(Loss) income from discontinued operations, net of income tax
   (benefit) expense ................................................      (13,350)       2,143      3,621
                                                                        ----------   ----------   --------
      Net income ....................................................   $  113,334   $  123,543   $ 98,916
                                                                        ==========   ==========   ========
Basic results per share of common stock:
   Income from continuing operations ................................   $     3.88   $     3.80   $   3.05
   Net income .......................................................         3.47         3.87       3.17
Diluted results per share of common stock:
   Income from continuing operations ................................   $     3.78   $     3.68   $   2.98
   Net income .......................................................         3.38         3.75       3.09
Dividends paid per share of common stock ............................   $     0.36   $     0.32   $   0.23

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          December 31,
                                                                                    -----------------------
                                                                                       2005         2004
                                                                                    ----------   ----------
Assets:
   Investments:
      Fixed maturity securities, available for sale .............................   $3,244,764   $3,049,013
      Short-term investments ....................................................       94,308       95,761
      Other investments .........................................................      573,532      396,302
                                                                                    ----------   ----------
                                                                                     3,912,604    3,541,076
   Cash .........................................................................       28,493       24,324
   Cost of business acquired ....................................................      248,138      212,549
   Reinsurance receivables ......................................................      413,113      428,707
   Goodwill .....................................................................       93,929       93,929
   Securities lending collateral ................................................      244,821      236,900
   Other assets .................................................................      235,644      203,777
   Assets held in separate account ..............................................       99,428       88,205
                                                                                    ----------   ----------
      Total assets ..............................................................   $5,276,170   $4,829,467
                                                                                    ==========   ==========
Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ......................................................................   $  273,486   $  261,289
      Disability and accident ...................................................      539,929      488,909
   Unpaid claims and claim expenses:
      Life ......................................................................       55,885       49,441
      Disability and accident ...................................................      247,093      218,316
      Casualty ..................................................................      746,479      645,948
   Policyholder account balances ................................................    1,039,610    1,024,577
   Corporate debt ...............................................................      234,750      157,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries ..........................       59,762       59,762
   Securities lending payable ...................................................      244,821      236,900
   Advances from Federal Home Loan Bank .........................................       55,342       85,395
   Other liabilities and policyholder funds .....................................      646,546      573,127
   Liabilities related to separate account ......................................       99,428       88,205
                                                                                    ----------   ----------
      Total liabilities .........................................................    4,243,131    3,889,619
                                                                                    ----------   ----------
   Shareholders' equity:
      Preferred Stock, $.01 par; 50,000,000 shares authorized ...................           --           --
      Class A Common Stock, $.01 par; 150,000,000 shares authorized;
         31,274,166 and 30,418,291 shares issued and outstanding, respectively ..          313          304
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,904,481 shares issued and outstanding ................................           39           39
      Additional paid-in capital ................................................      442,531      406,908
      Accumulated other comprehensive income ....................................       20,264       57,371
      Retained earnings .........................................................      636,285      534,540
      Treasury stock, at cost; 2,723,211 and 2,573,211 shares of
         Class A Common Stock, respectively .....................................      (66,393)     (59,314)
                                                                                    ----------   ----------
         Total shareholders' equity .............................................    1,033,039      939,848
                                                                                    ----------   ----------
            Total liabilities and shareholders' equity ..........................   $5,276,170   $4,829,467
                                                                                    ==========   ==========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                            Accumulated
                                          Class A   Class B   Additional       Other
                                           Common    Common     Paid-in    Comprehensive   Retained   Treasury
                                           Stock     Stock      Capital        Income      Earnings     Stock       Total
                                          -------   -------   ----------   -------------   --------   --------   ----------
Balance, January 1, 2003 ..............     $189      $32      $373,356      $ 30,003      $329,574   $(51,499)  $  681,655
                                                                                                                 ----------
Net income ............................       --       --            --            --        98,916         --       98,916

Other comprehensive income:
   Increase in net unrealized
      appreciation on investments .....       --       --            --        26,395            --         --       26,395
   Increase in net loss on cash
      flow hedge ......................       --       --            --        (4,106)           --         --       (4,106)
   Net change in minimum pension
      liability adjustment ............       --       --            --           136            --         --          136
                                                                                                                 ----------
Comprehensive income ..................                                                                             121,341
Issuance of stock, exercise of stock
   options and share conversions ......        8       (4)        8,865            --            --         --        8,869
Stock-based compensation ..............       --       --         1,465            --            --         --        1,465
Acquisition of treasury stock .........       --       --            --            --            --     (7,479)      (7,479)
Cash dividends ........................       --       --            --            --        (7,410)        --       (7,410)
Three-for-two stock split .............       98       14          (113)           --            --         --           (1)
                                            ----      ---      --------      --------      --------   --------   ----------
   Balance, December 31, 2003 .........     $295      $42      $383,573      $ 52,428      $421,080   $(58,978)  $  798,440

Net income ............................       --       --            --            --       123,543         --      123,543

Other comprehensive income:
   Increase in net unrealized
      appreciation on investments .....       --       --            --         4,716            --         --        4,716
   Decrease in net loss on
      cash flow hedge .................       --       --            --           786            --         --          786
   Net change in minimum pension
      liability adjustment ............       --       --            --          (559)           --         --         (559)
                                                                                                                 ----------
Comprehensive income ..................                                                                             128,486
Issuance of stock, exercise of stock
   options and share conversions ......        9       (3)       20,596            --            --         --       20,602
Stock-based compensation ..............       --       --         2,739            --            --         --        2,739
Acquisition of treasury stock .........       --       --            --            --            --       (336)        (336)
Cash dividends ........................       --       --            --            --       (10,083)        --      (10,083)
                                            ----      ---      --------      --------      --------   --------   ----------
   Balance, December 31, 2004 .........     $304      $39      $406,908      $ 57,371      $534,540   $(59,314)  $  939,848

Net income ............................       --       --            --            --       113,334         --      113,334

Other comprehensive income:
   Decrease in net unrealized
      appreciation on investments .....       --       --            --       (37,193)           --         --      (37,193)
   Decrease in net loss on
      cash flow hedge .................       --       --            --           785            --         --          785
   Net change in minimum pension
      liability adjustment ............       --       --            --          (699)           --         --         (699)
                                                                                                                 ----------
Comprehensive income ..................                                                                              76,227
Issuance of stock, exercise of stock
   options and share conversions ......        9       --        27,697            --            --         --       27,706
Stock-based compensation ..............       --       --         7,926            --            --         --        7,926
Acquisition of treasury stock .........       --       --            --            --            --     (7,079)      (7,079)
Cash dividends ........................       --       --            --            --       (11,589)        --      (11,589)
                                            ----      ---      --------      --------      --------   --------   ----------
   Balance, December 31, 2005 .........     $313      $39      $442,531      $ 20,264      $636,285   $(66,393)  $1,033,039
                                            ====      ===      ========      ========      ========   ========   ==========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                    2005          2004          2003
                                                                -----------   -----------   -----------
Operating activities:
   Net income ...............................................   $   113,334   $   123,543   $    98,916
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Change in policy liabilities and policyholder
         accounts ...........................................       227,188       201,571       177,282
      Net change in reinsurance receivables and payables ....        13,818       (16,568)      (21,336)
      Amortization, principally the cost of business acquired
         and investments ....................................        62,014        49,325        41,184
      Deferred costs of business acquired ...................       (89,601)      (84,627)      (76,836)
      Net realized gains on investments .....................        (9,003)      (15,460)      (12,724)
      Net change in federal income tax liability ............        16,924        24,057        20,720
      Other .................................................       (25,274)      (17,746)       10,289
                                                                -----------   -----------   -----------
         Net cash provided by operating activities ..........       309,400       264,095       237,495
                                                                -----------   -----------   -----------

Investing activities:
   Purchases of investments and loans made ..................    (1,946,034)   (1,881,235)   (1,845,331)
   Sales of investments and receipts from repayment of loans      1,408,018     1,390,290     1,372,088
   Maturities of investments ................................       180,292       211,483       147,428
   Net change in short-term investments .....................         1,484        18,991        90,373
   Change in deposit in separate account ....................        (5,876)       (5,090)       (3,128)
                                                                -----------   -----------   -----------
         Net cash used by investing activities ..............      (362,116)     (265,561)     (238,570)
                                                                -----------   -----------   -----------

Financing activities:
   Deposits to policyholder accounts ........................       102,708       140,173       106,986
   Withdrawals from policyholder accounts ...................      (101,701)      (88,251)      (88,081)
   Proceeds from issuance of 2033 Senior Notes ..............            --            --       139,222
   Borrowings under revolving credit facility ...............        88,000        38,000        34,000
   Principal payments under revolving credit facility .......       (11,000)      (24,000)      (71,000)
   Repayments or repurchase of other corporate debt .........            --            --       (81,150)
   Proceeds from issuance of 2003 Capital Securities ........            --            --        19,399
   Change in liability for Federal Home Loan Bank advances ..       (30,000)      (65,000)      (57,000)
   Other financing activities ...............................         8,878         6,135       (10,237)
                                                                -----------   -----------   -----------
         Net cash provided (used) by financing activities ...        56,885         7,057        (7,861)
                                                                -----------   -----------   -----------

Increase (decrease) in cash .................................         4,169         5,591        (8,936)
Cash at beginning of year ...................................        24,324        18,733        27,669
                                                                -----------   -----------   -----------
      Cash at end of year ...................................   $    28,493   $    24,324   $    18,733
                                                                ===========   ===========   ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), Safety First Insurance Company ("SFIC"), SIG Holdings, Inc. ("SIG") and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform with the 2005 presentation. As of December 31, 2005, Mr. Robert Rosenkranz, Chairman of the Board, President and Chief Executive Officer of DFG, by means of beneficial ownership of the general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company's common stock.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of mortgage loans, investments in limited partnerships, equity securities, trading account securities, investments in limited liability companies and amounts receivable from investment sales. At December 31, 2005 and 2004, the Company had mortgage loans of $148.0 million and $80.2 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2005 and 2004, the Company had investments in limited partnerships of $108.4 million and $81.4 million, respectively. Investments in limited partnerships are reflected on the equity method, with earnings included in net investment income. Equity securities are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit. Investments in limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in income.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

During the fourth quarter of 2005, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") on Statement of Financial Accounting Standard ("SFAS") 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP was issued in November 2005 and replaced the impairment recognition and measurement guidance set forth in Emerging Issues Task Force ("EITF") Issue 03-1 and superceded EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP also amended SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP clarifies that an other-than-temporary impairment loss should be recognized when the investor has decided to sell an available for sale security that is other than temporarily impaired and the investor does not expect the security's fair value to fully recover prior to the expected sale. Such impairment loss should be recognized as other-than-temporary in the period in which the decision to sell is made. The adoption of the FSP did not have a material effect on the financial position or results of operations of the Company.

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions, certain costs of policy issuance and underwriting and certain sales office expenses, are deferred when incurred. For certain annuity products, these costs are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' anticipated surrender charges and mortality, investment and expense margins. Deferred acquisition costs for life, disability and accident products are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs for casualty insurance products are amortized over the period in which the related premium is earned. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for disability and group life insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of accumulated other comprehensive income.

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the "other" segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2005, 2004, or 2003, respectively.

Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The Company receives a proportionate share of the income or loss of the assets of the separate account, and income is generally reinvested in the separate account. The Company allocates its proportionate interest in the separate account's assets to the corresponding captions in the Company's balance sheet.

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. At December 31, 2005, disability and primary and excess workers' compensation reserves with a carrying value of $844.1 million have been discounted at a weighted average rate of 5.5%, with the rates ranging from 3.7% to 7.5%.

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the policyholders' aggregate accumulated value.

Junior Subordinated Deferrable Interest Debentures underlying Company-obligated Mandatorily Redeemable Capital Securities issued by Unconsolidated Subsidiaries. Pursuant to revised Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," the Company does not consolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Instead, the Company has presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets.

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

Stock Options. Prior to 2003, the Company accounted for stock options according to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's stock option plans are more fully described in Note N. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense is recognized in the

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Company's financial statements for these options. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prospective method provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the recognition provisions of SFAS No. 123 are applied to all option awards granted, modified, or settled after January 1, 2003. The amount of expense related to stock-based compensation included in the determination of the Company's net income for 2003, 2004 and 2005 is lower than if these provisions had been applied to all awards granted since the original January 1, 1995 effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the Company had begun to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date:

                                                                 Year Ended December 31,
                                                              -----------------------------
                                                                2005       2004       2003
                                                              --------   --------   -------
                                                              (dollars in thousands, except
                                                                     per share data)
Net income, as reported ...................................   $113,334   $123,543   $98,916
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects .....      5,701      2,222     1,218
Deduct: Stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects .............................     (5,964)    (2,955)   (2,229)
                                                              --------   --------   -------
Pro forma net income ......................................   $113,071   $122,810   $97,905
                                                              ========   ========   =======

Earnings per share:
   Basic, as reported .....................................   $   3.47   $   3.87   $  3.17
   Basic, pro forma .......................................       3.46       3.84      3.14

   Diluted, as reported ...................................   $   3.38   $   3.75   $  3.09
   Diluted, pro forma .....................................       3.35       3.70      3.03

The weighted average per share fair value used to calculate compensation expense for 2005, 2004 and 2003 was $14.77, $11.46 and $7.85, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 2.3% to 4.4%, volatility factors of the expected market price of the Company's common stock ranging from 10% to 29%, expected lives of the options of two to five years and dividend yields from 0.6% to 0.9%. Compensation expense is recognized over the expected life of the option using the straight-line method.

Statements of Cash Flows. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption "short-term investments" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. SFAS No. 123R was scheduled to be effective no later than the first interim or annual period beginning after June 15, 2005 with early adoption also permitted. However, in April 2005 the United States Securities and Exchange Commission delayed the effective date for registrants that are not small business issuers to adopt SFAS No. 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Upon adoption of SFAS No. 123R, the Company is required to select a transition method between two permitted alternatives, a "modified prospective" transition method or a "modified retrospective" transition method. Under the "modified prospective" method, compensation cost is recognized for all new awards granted after the date of adoption and any previously granted awards that are not fully vested. Under the "modified retrospective" method, compensation cost is recognized based on the requirements of the modified prospective method described above, but this method also permits the restatement of financial statements, either for all prior periods presented or prior interim periods in the year of adoption, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. Effective January 1, 2006, the Company adopted FAS No. 123R using the "modified prospective" transition method.

Since FAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company has already adopted SFAS No. 123 using the prospective transition method, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above in "Stock Options." In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under GAAP. The Company's benefits of tax deductions in excess of recognized compensation cost were $7.5 million, $4.6 million and $2.3 million in 2005, 2004 or 2003, respectively. The adoption of SFAS No. 123R will not have a material effect on the financial position or results of operations of the Company.

NOTE B - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                 December 31, 2005
                                                 -------------------------------------------------
                                                                 Gross        Gross
                                                  Amortized   Unrealized   Unrealized      Fair
                                                    Cost         Gains       Losses        Value
                                                 ----------   ----------   ----------   ----------
                                                               (dollars in thousands)

Mortgage-backed securities....................   $  839,889     $14,589     $(11,936)   $  842,542
Corporate securities..........................    1,349,205      39,422      (21,760)    1,366,867
U.S. Treasury and other U.S. Government
   guaranteed securities......................      422,618       2,173       (3,053)      421,738
Obligations of U.S. states, municipalities and
   political subdivisions.....................      596,944      17,415         (742)      613,617
                                                 ----------     -------     --------    ----------
      Total fixed maturity securities.........   $3,208,656     $73,599     $(37,491)   $3,244,764
                                                 ==========     =======     ========    ==========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE B - INVESTMENTS - (CONTINUED)

                                                                   December 31, 2004
                                                 -------------------------------------------------
                                                                 Gross        Gross
                                                 Amortized    Unrealized   Unrealized      Fair
                                                   Cost          Gains       Losses        Value
                                                 ----------   ----------   ----------   ----------
                                                               (dollars in thousands)
Mortgage-backed securities....................   $  761,406    $ 19,713     $ (4,051)   $  777,068
Corporate securities..........................    1,356,314      75,123       (6,066)    1,425,371
U.S. Treasury and other U.S. Government
   guaranteed securities......................      330,856       3,721         (314)      334,263
Obligations of U.S. states, municipalities and
   political subdivisions.....................      489,942      22,637         (268)      512,311
                                                 ----------    --------     --------    ----------
      Total fixed maturity securities.........   $2,938,518    $121,194     $(10,699)   $3,049,013
                                                 ==========    ========     ========    ==========

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                        Amortized      Fair
                                          Cost         Value
                                       ----------   ----------
                                        (dollars in thousands)
Mortgage-backed securities .........   $  839,889   $  842,542
Other securities:
   Less than one year ..............       98,040       97,691
   Greater than 1, up to 5 years ...      696,215      706,925
   Greater than 5, up to 10 years ..      804,742      810,156
   Greater than 10 years ...........      769,770      787,450
                                       ----------   ----------
      Total ........................   $3,208,656   $3,244,764
                                       ==========   ==========

Net investment income was attributable to the following:

                                      Year Ended December 31,
                                  ------------------------------
                                    2005       2004       2003
                                  --------   --------   --------
                                      (dollars in thousands)
Gross investment income:
   Fixed maturity securities ..   $189,814   $185,765   $169,428
   Mortgage loans .............     14,764      8,133      4,676
   Other ......................     44,012     35,463     41,343
                                  --------   --------   --------
                                   248,590    229,361    215,447
Less: Investment expenses .....     25,021     26,917     29,110
                                  --------   --------   --------
                                  $223,569   $202,444   $186,337
                                  ========   ========   ========

Net realized investment gains arose from the following:

                                   Year Ended December 31,
                                 --------------------------
                                  2005      2004      2003
                                 ------   -------   -------
                                   (dollars in thousands)
Fixed maturity securities ....   $2,656   $13,178   $11,857
Other investments ............    6,347     2,282       867
                                 ------   -------   -------
                                 $9,003   $15,460   $12,724
                                 ======   =======   =======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE B - INVESTMENTS - (CONTINUED)

Proceeds from sales of fixed maturity securities during 2005, 2004 and 2003 were $1,084.3 million, $1,126.1 million and $853.1 million, respectively. Gross gains of $12.2 million, $22.1 million and $29.1 million and gross losses of $5.3 million, $5.0 million and $3.4 million, respectively, were realized on those sales. In 2005, 2004 and 2003, the net gains realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain fixed maturity securities of $4.2 million, $3.9 million and $13.0 million, respectively. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income. See Note L to the Consolidated Financial Statements.

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                                                         December 31, 2005
                                             -------------------------------------------------------------------------
                                               Less Than 12 Months        12 Months or More             Total
                                             -----------------------   ---------------------   -----------------------
                                                             Gross                   Gross                     Gross
                                                Fair      Unrealized     Fair     Unrealized      Fair      Unrealized
                                                Value       Losses       Value      Losses        Value       Losses
                                             ----------   ----------   --------   ----------   ----------   ----------
                                                                       (dollars in thousands)
Mortgage-backed securities ...............   $  334,682    $ (7,416)   $114,051    $(4,520)    $  448,733    $(11,936)
Corporate securities .....................      393,949     (16,759)     68,666     (5,001)       462,615     (21,760)
U.S. Treasury and other U.S. Government
   guaranteed securities .................      365,767      (2,958)      7,400        (95)       373,167      (3,053)
Obligations of U.S. states, municipalities
   & political subdivisions ..............       68,877        (716)      1,846        (26)        70,723        (742)
                                             ----------    --------    --------    -------     ----------    --------
      Total fixed maturity securities ....   $1,163,275    $(27,849)   $191,963    $(9,642)    $1,355,238    $(37,491)
                                             ==========    ========    ========    =======     ==========    ========

                                                                        December 31, 2004
                                             ---------------------------------------------------------------------
                                              Less Than 12 Months       12 Months or More           Total
                                             ---------------------   ---------------------   ---------------------
                                                           Gross                   Gross                  Gross
                                               Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                                               Value      Losses       Value      Losses       Value      Losses
                                             --------   ----------   --------   ----------   --------   ----------
                                                                     (dollars in thousands)
Mortgage-backed securities ...............   $216,549    $(3,298)    $ 40,607    $  (753)    $257,156    $ (4,051)
Corporate securities .....................    106,619     (2,000)      58,207     (4,066)     164,826      (6,066)
U.S. Treasury and other U.S. Government
   guaranteed securities .................     42,028       (314)          --         --       42,028        (314)
Obligations of U.S. states, municipalities
   and political subdivisions ............     10,187        (79)       7,302       (189)      17,489        (268)
                                             --------    -------     --------    -------     --------    --------
      Total fixed maturity securities ....   $375,383    $(5,691)    $106,116    $(5,008)    $481,499    $(10,699)
                                             ========    =======     ========    =======     ========    ========

The Company regularly evaluates its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. The gross unrealized losses in 2005 are attributable to over five hundred seventy fixed maturity security positions with no unrealized loss attributable to any one security exceeding $1.8 million. At December 31, 2005 approximately 62% of these aggregate gross unrealized losses relate to fixed maturity security positions as to which such losses represent 10% or less of the amortized cost for the applicable security. Unrealized losses attributable to investment grade fixed maturity securities as determined by nationally recognized statistical rating organizations at December 31, 2005 comprised 64% of the aggregate gross unrealized losses. Unrealized losses attributable to non-investment grade fixed maturity securities at December 31, 2005 comprised 36% of the aggregate gross unrealized losses. For non-investment grade fixed maturity securities, management evaluated the financial position and prospects of the issuers, conditions in the issuers' industries and geographic areas, and liquidity of the investments. Based on an evaluation of these factors and the other factors described in Note A to the Consolidated Financial Statements and the Company's ability and intent to retain the investments to allow for the anticipated recovery in the investments' fair value, management believes that the unrealized losses in the table above are temporary.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE B - INVESTMENTS - (CONTINUED)

The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment gains (losses) of $0.6 million, $(0.6) million and $(3.7) million in 2005, 2004 and 2003, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2005 or 2004. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2005 or 2004.

Bonds and short-term investments with amortized costs of $93.0 million and $73.1 million at December 31, 2005 and 2004, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $102.7 million and $65.1 million at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, approximately 35% and 40%, respectively, of the Company's total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 22% of the Company's total invested assets at December 31, 2005 and 2004. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or that are not rated. Such securities, which are included in fixed maturity securities, had fair values of $276.6 million and $201.2 million at December 31, 2005 and 2004, respectively, and constituted 7.1% and 5.7% of total invested assets at December 31, 2005 and 2004, respectively.

Summarized aggregate unaudited financial information for the limited partnerships and limited liability companies in which the Company maintained investments as of the date is set forth below:

                                           December 31,
                                     -------------------------
                                         2005          2004
                                     -----------   -----------
                                      (dollars in thousands)
Assets ...........................   $29,627,216   $24,523,835
                                     ===========   ===========
Liabilities ......................   $ 8,609,460   $ 6,131,594
Capital ..........................    21,017,756    18,392,241
                                     -----------   -----------
Total liabilities and capital ....   $29,627,216   $24,523,835
                                     ===========   ===========
Net income .......................   $ 3,669,431   $ 3,246,081
                                     ===========   ===========

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of the Company's shareholders' equity at December 31, 2005 was as follows: Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $155.1 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE C - DISABILITY, ACCIDENT AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

                                                                    Year Ended December 31,
                                                             ------------------------------------
                                                                2005         2004         2003
                                                             ----------   ----------   ----------
                                                                    (dollars in thousands)
Balance at beginning of year, net of reinsurance .........   $1,088,984   $  949,020   $  862,355
Add provisions for claims and claim expenses incurred, net
   of reinsurance, occurring during:
      Current year .......................................      486,752      370,618      305,463
      Prior years ........................................       31,735       13,960        6,401
                                                             ----------   ----------   ----------
   Incurred claims and claim expenses during the current
      year, net of reinsurance ...........................      518,487      384,578      311,864
                                                             ----------   ----------   ----------
Deduct claims and claim expenses paid, net of reinsurance,
   occurring during:
      Current year .......................................       98,247       61,742       69,351
      Prior years ........................................      224,824      182,872      155,848
                                                             ----------   ----------   ----------
                                                                323,071      244,614      225,199
                                                             ----------   ----------   ----------
Balance at end of year, net of reinsurance ...............    1,284,400    1,088,984      949,020
Reinsurance receivables at end of year ...................      249,101      264,189      252,568
                                                             ----------   ----------   ----------
   Balance at end of year, gross of reinsurance (1) ......   $1,533,501   $1,353,173   $1,201,588
                                                             ==========   ==========   ==========

Balance Sheets:
   Future policy benefits:
      Disability and accident ............................   $  539,929   $  488,909

   Unpaid claims and claim expenses:
      Disability and accident ............................      247,093      218,316
      Casualty(1) ........................................      746,479      645,948
                                                             ----------   ----------
                                                             $1,533,501   $1,353,173
                                                             ==========   ==========

(1) All years include the results from the Company's discontinued non-core property catastrophe reinsurance business. See Note S to the Consolidated Financial Statements.

In 2005 and 2004, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2003, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

NOTE D - CORPORATE DEBT

In May 2005, the Company entered into a new $200.0 million revolving credit facility with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the "Credit Agreement"), which replaced the existing $100.0 million revolving credit facility scheduled to expire in December 2006. The Company had outstanding borrowings of $91.0 million under the Credit Agreement at December 31, 2005 and $14.0 million of outstanding borrowings under the previous revolving credit facility at December 31, 2004. Interest on borrowings under the Credit Agreement is payable, at the Company's election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified ratings of the Company's senior unsecured debt, as in effect from time to time, or at Bank of America, N.A.'s prime rate. Certain commitment and utilization fees are also payable under the Credit Agreement. The Credit Agreement contains certain financial and various other affirmative and negative covenants

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE D - CORPORATE DEBT - (CONTINUED)

considered ordinary for this type of credit agreement. They include, among others, the maintenance of a specified debt to capital ratio, minimum consolidated net worth of the Company, minimum risk-based capital requirements for the Company's insurance subsidiaries, RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. The maturity date of the Credit Agreement is May 26, 2010. As of December 31, 2005, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement.

On May 20, 2003, the Company issued $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's previous revolving credit facility and to repay in full the principal amount of $66.5 million of existing 8.00% senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they entitled to any sinking fund redemptions. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2005, the Company was in compliance in all material respects with the terms of the related indenture.

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $12.1 million of the loss on the treasury rate lock agreement was recorded in accumulated other comprehensive income in May 2003 and is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such $12.1 million loss into interest expense over the next twelve months. The remaining $1.7 million of loss on the treasury rate lock agreement was deemed ineffective and, therefore, was recognized as a reduction of net investment income during the second quarter of 2003. At December 31, 2005, 2004 and 2003 the net loss on the treasury rate lock agreement included in accumulated other comprehensive income was $5.8 million, $6.6 million and $7.4 million, respectively, net of an income tax benefit of $3.1 million, $3.6 million and $4.0 million, respectively.

In May 2003, the Company made the final $9.0 million principal payment on the $45.0 million of SIG's 8.5% senior secured notes, which the Company had assumed in 1996.

The Company also repaid in full the $5.7 million principal amount due on the 8.00% subordinated notes in June 2003, which the Company had issued in conjunction with the acquisition of Matrix in 1998.

Interest paid by the Company on its corporate debt totaled $13.6 million, $12.4 million and $12.9 million during 2005, 2004 and 2003, respectively.

NOTE E - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the "FHLB"). At December 31, 2005 and 2004, advances from the FHLB, including accrued interest, totaled $55.3 million and $85.4 million, respectively. During 2005, $30.0 million of advances from the FHLB matured and were repaid. Interest expense on the advances is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advances was 7.5% and 5.7% at December 31, 2005 and 2004, respectively. The advance of $55.0 million, which was obtained at a fixed rate, has a term of 14.5 years at December 31, 2005. This advance is collateralized by fixed maturity securities with a fair value of $57.8 million.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE F - SECURITIES LENDING

The Company maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. Accordingly, such securities are included in invested assets. The Company obtains collateral for such loans at approximately 102% of the market value of a loaned security. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. The collateral is deposited by the borrower with, and held by, such agent. Cash collateral is invested by such agent to generate additional income according to specified guidelines. The securities lending collateral is reported as an asset with a corresponding liability reflected for the obligation to return the collateral. At December 31, 2005 and 2004, the Company had securities on loan with a market value of $238.7 million and $231.8 million and cash collateral of $244.8 million and $236.9 million, respectively.

NOTE G - INCOME TAXES

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense:

                                                                  Year Ended December 31,
                                                                ---------------------------
                                                                  2005      2004      2003
                                                                -------   -------   -------
                                                                   (dollars in thousands)
Federal income tax expense at statutory rate ................   $64,245   $57,543   $48,275
Tax-exempt income and dividends received deduction ..........    (7,753)   (6,693)   (6,324)
Favorable resolution of federal income tax audits and other..       383    (7,846)      695
                                                                -------   -------   -------
                                                                $56,875   $43,004   $42,646
                                                                =======   =======   =======

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

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                     December 31,
                                                                ----------------------
                                                                   2005       2004
                                                                 --------   ---------
                                                                (dollars in thousands)
Cost of business acquired ...................................    $ 78,083   $ 66,171
Future policy benefits and unpaid claims and claim expenses..      58,743     47,240
Investments .................................................      26,986     43,790
Other .......................................................      10,120      7,835
                                                                 --------   --------
   Gross deferred tax liabilities ...........................     173,932    165,036
                                                                 --------   --------
Future policy benefits and unpaid claims and claim expenses..      (6,916)    (9,819)
Cost of business acquired and other .........................     (25,181)   (23,300)
Net operating loss carryforwards ............................     (18,977)   (12,550)
                                                                 --------   --------
   Gross deferred tax assets ................................     (51,074)   (45,669)
                                                                 --------   --------
   Net deferred tax liability ...............................    $122,858   $119,367
                                                                 ========   ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE G - INCOME TAXES - (CONTINUED)

Current tax expense, deferred tax expense, current tax (recoverable) liability and income taxes paid and refunded are as follows:

                                         As of or for the Year Ended
                                                 December 31,
                                         ---------------------------
                                           2005      2004      2003
                                         -------   -------   -------
                                            (dollars in thousands)
Current tax expense ..................   $28,565   $20,675   $32,546
Deferred tax expense .................    28,310    22,329    10,100
Current tax (recoverable) liability ..    (1,283)    5,265       817
Income taxes paid ....................    25,608    21,098    21,800
Income tax refunds ...................        --     6,017        --

At December 31, 2005, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $54.2 million, which will begin expiring in 2020. The Company's federal tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2004, the Company's income taxes payable was reduced by $6.6 million primarily from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures. Tax years through 2002 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

NOTE H - PRESENT VALUE OF FUTURE PROFITS

A summary of the activity related to the PVFP asset, which is included in cost of business acquired on the consolidated balance sheet, is shown below:

                                   Year Ended December 31,
                                 ---------------------------
                                   2005      2004      2003
                                 -------   -------   -------
                                    (dollars in thousands)
Balance at beginning of year..   $ 7,058   $ 9,087   $11,198
   Interest accrued...........       141       161       189
   Amortization...............    (2,216)   (2,190)   (2,300)
                                 -------   -------   -------
Balance at end of year........   $ 4,983   $ 7,058   $ 9,087
                                 =======   =======   =======

An estimate of the percentage of the December 31, 2005 PVFP balance to be amortized over each of the next five years is as follows: 2006 - 42.5%, 2007 -37.0%, 2008 -10.1%, 2009 -5.4% and 2010 - 5.0%.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE I- FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not necessarily represent the underlying value of the Company.

                                                                            December 31,
                                                        -------------------------------------------------
                                                                  2005                      2004
                                                        -----------------------   -----------------------
                                                         Carrying       Fair       Carrying       Fair
                                                           Value        Value        Value        Value
                                                        ----------   ----------   ----------   ----------
                                                                       (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale.....   $3,244,764   $3,244,764   $3,049,013   $3,049,013
   Short-term investments............................       94,308       94,308       95,761       95,761
   Other investments.................................      573,532      573,532      396,302      396,302
   Securities lending collateral.....................      244,821      244,821      236,900      236,900
   Assets held in separate account...................       99,428       99,428       88,205       88,205

Liabilities:
   Policyholder account balances.....................      959,446      927,140      948,847      929,490
   Corporate debt....................................      234,750      241,018      157,750      170,688
   Junior subordinated deferrable interest debentures
      underlying company-obligated mandatorily
      redeemable capital securities issued by
      unconsolidated subsidiaries....................       59,762       61,565       59,762       61,745
   Securities lending payable........................      244,821      244,821      236,900      236,900
   Advances from Federal Home Loan Bank..............       55,342       68,046       85,395       98,946
   Liabilities related to separate account...........       99,428       99,428       88,205       88,205

The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities acquired through private placements in the Company's fixed maturity and equity securities portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $110.2 million and $76.6 million at December 31, 2005 and 2004, respectively. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair values of these securities; however, had there been an active market for these securities during the applicable reporting periods, the market prices may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values for securities lending collateral and payable approximate fair value as the asset and the liability are very short-term in nature. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $60.6 million and $46.2 million at December 31, 2005 and 2004, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

The Company believes the fair value of its variable rate long-term debt and variable rate junior subordinated deferrable interest debentures are equal to their carrying value. The Company pays variable rates of interest on this debt and these debentures, which reflect changed market conditions since the time the terms were negotiated. The fair values of the 2033 Senior Notes and the fixed rate junior subordinated deferrable interest debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

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

On May 15, 2003, Delphi Financial Statutory Trust I (the "Trust"), a Connecticut statutory trust and consolidated subsidiary of the Company prior to the adoption of revised FIN No. 46 in 2004, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate, LIBOR, for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rate on the 2003 Junior Debentures was 7.40%, 5.56%, and 5.31% for the years ended December 31, 2005, 2004 and 2003, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

As a result of the adoption of revised FIN No. 46 in 2004, the Company was required to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at December 31, 2005 and 2004, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets.

Interest paid by the Company on the outstanding junior subordinated deferrable interest debentures totaled $4.8 million, $4.5 million and $3.9 million during 2005, 2004 and 2003, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

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

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. In the first quarter of 2005, the quarterly cash dividend declared by the Company's Board of Directors was increased by 12.5% to $0.09 per share. During 2005, 2004 and 2003, the Company paid cash dividends on its capital stock in the amounts of $11.6 million, $10.1 million and $7.4 million, respectively. Under the Company's Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long as the Company is in pro forma compliance with the requirements of the agreement.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $375.0 million and $330.9 million at December 31, 2005 and 2004, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries was $56.8 million, $30.7 million and $24.8 million, in 2005, 2004 and 2003, respectively. The consolidated statutory net income for the Company's life insurance subsidiaries for 2005, 2004 and 2003 includes a pre-tax charge of $4.2 million, $2.1 million and $16.0 million, respectively, for the other than temporary decline in the value of certain securities. The Company's casualty insurance subsidiary had statutory capital and surplus of $359.1 million and $286.2 million at December 31, 2005 and 2004, respectively, and consolidated statutory net income of $17.2 million, $34.9 million and $30.2 million in 2005, 2004 and 2003, respectively. The consolidated statutory net income for the Company's casualty insurance subsidiary included after-tax (loss) income of $(13.4) million, $2.0 million and $3.6 million attributable to its non-core property catastrophe reinsurance business that it decided to exit in the fourth quarter of 2005. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $72.5 million during 2006 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
3.7 million shares of its outstanding Class A Common Stock from time to time on the open market. At December 31, 2005, 0.9 million shares remained authorized for future purchases. During 2005, 2004 and 2003, the Company purchased 0.2 million shares, 0 and 0.3 million shares, respectively, of its Class A Common Stock for a total cost of $7.1 million, $0, and $7.5 million with a volume weighted average price of $47.19 per share, $0 and $24.75 per share, respectively. During 2004, the Company received 13,176 shares of the Company's Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE K - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The following table provides a reconciliation of beginning and ending shares:

                                                          Year Ended December 31,
                                                         ------------------------
                                                          2005     2004     2003
                                                         ------   ------   ------
                                                           (shares in thousands)
Class A Common Stock:
   Beginning balance .................................   30,418   29,457   18,928
      Issuance of stock, exercise of stock options and
          conversion of shares .......................      856      961      710
      Three-for-two stock split ......................       --       --    9,819
                                                         ------   ------   ------
   Ending balance ....................................   31,274   30,418   29,457
                                                         ======   ======   ======
Class B Common Stock:
   Beginning balance .................................    3,904    4,177    3,195
      Conversion of shares ...........................       --     (273)    (410)
      Three-for-two stock split ......................       --       --    1,392
                                                         ------   ------   ------
   Ending balance ....................................    3,904    3,904    4,177
                                                         ======   ======   ======
Class A Treasury Stock:
   Beginning balance .................................    2,573    2,560    1,505
      Acquisition of treasury stock ..................      150       13      202
      Three-for-two stock split ......................       --       --      853
                                                         ------   ------   ------
   Ending balance ....................................    2,723    2,573    2,560
                                                         ======   ======   ======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE L - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                                      Net
                                                                  Unrealized
                                                                  Appreciation
                                                                 (Depreciation)      Net        Minimum
                                                                  on Available     Loss on      Pension
                                                                    for Sale      Cash Flow    Liability
                                                                   Securities       Hedge     Adjustment     Total
                                                                 -------------    ---------   ----------   --------
                                                                                 (dollars in thousands)
Balance, January 1, 2003 .....................................      $ 33,572       $(3,290)    $  (279)    $ 30,003
                                                                    --------       -------     -------     --------
Unrealized appreciation on available for sale securities (1)..        35,186            --          --       35,186
Reclassification adjustment for gains included in net
   income (2) ................................................        (8,791)           --          --       (8,791)
                                                                    --------       -------     -------     --------
Net change in unrealized appreciation on
   investments ...............................................        26,395            --          --       26,395
                                                                                                           --------
Net loss on cash flow hedge(3) ...............................            --        (5,671)         --       (5,671)
Reclassification adjustment for losses included
   in net income(4) ..........................................            --         1,565          --        1,565
                                                                                   -------                 --------
Increase in net loss on cash flow hedge ......................            --        (4,106)         --       (4,106)
Net change in minimum pension liability adjustment (5) .......            --            --         136          136
                                                                    --------       -------     -------     --------
   Balance, December 31, 2003 ................................      $ 59,967       $(7,396)    $  (143)    $ 52,428
                                                                    --------       -------     -------     --------
Unrealized appreciation on available for sale securities (1)..        13,760            --          --       13,760
Reclassification adjustment for gains included in net
   income (2) ................................................        (9,044)           --          --       (9,044)
                                                                    --------       -------     -------     --------
Net change in unrealized appreciation on
   investments ...............................................         4,716            --          --        4,716
                                                                                                           --------
Reclassification adjustment for losses included
   in net income(4) ..........................................            --           786          --          786
Net change in minimum pension liability adjustment (5) .......            --            --        (559)        (559)
                                                                    --------       -------     -------     --------
   Balance, December 31, 2004 ................................      $ 64,683       $(6,610)    $  (702)    $ 57,371
                                                                    --------       -------     -------     --------
Unrealized depreciation on available for sale securities (1)..       (35,803)                               (35,803)
Reclassification adjustment for gains included in net
   income (2) ................................................        (1,390)                                (1,390)
                                                                    --------       -------     -------     --------
Net change in unrealized depreciation on
    investments ..............................................       (37,193)           --          --      (37,193)
                                                                                                           --------
Reclassification adjustment for losses included
   in net income(4) ..........................................            --           785          --          785
Net change in minimum pension liability adjustment (5) .......            --            --        (699)        (699)
                                                                    --------       -------     -------     --------
   Balance, December 31, 2005 ................................      $ 27,490       $(5,825)    $(1,401)    $ 20,264
                                                                    ========       =======     =======     ========

(1) Net of an income tax expense (benefit) of $18.9 million, $7.4 million and $(19.3) million for the years ended December 31, 2003, 2004 and 2005, respectively. Also, net of related adjustment to cost of business acquired of $(5.5) million, $7.4 million and $15.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

(2) Net of an income tax expense of $4.7 million, $4.9 million and $0.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

(3) Net of an income tax benefit of $3.0 million for the year ended December 31, 2003.

(4) Net of an income tax benefit of $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

(5) Net of an income tax expense (benefit) of $0.1 million, $(0.3) million and $(0.4) million for the years ended December 31, 2003, 2004 and 2005, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE M - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative and sales office space, was $10.0 million, $9.2 million and $7.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, future net minimum rental payments under non-cancelable operating leases were approximately $64.3 million, payable as follows: 2006 - $11.5 million, 2007
- $10.8 million, 2008 - $9.6 million, 2009 - $7.1 million, 2010 - $6.8 million and $18.5 million thereafter.

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's financial position. In addition, incident to its discontinued products, the Company has been and is currently a party to various arbitrations arising out of accident and health reinsurance arrangements in which it and other companies formerly were participating reinsurers. During the second quarter of 2004, the Company, along with other former participants, reached a settlement resolving the matters in dispute in one of these arbitrations, and a favorable determination in another such arbitration was rendered during the third quarter of 2005. The Company increased its reserves relating to the reinsurance business in dispute in the settled arbitration by a total of $5.5 million during the year ended December 31, 2004. The Company believes that it has substantial defenses upon which to contest the claims made in the remaining arbitration, although it is not possible to predict the ultimate outcome of this arbitration. In the opinion of management, such arbitration, when ultimately resolved, will not have a material adverse effect on the Company's financial position.

NOTE N - STOCK OPTIONS

Under the terms of the Company's outside director's stock plan and two employee stock option plans, a total of 5,775,000 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2006 and 2015.

In 2003, the Company's Board of Directors approved a long-term incentive and share award plan (the "2003 Employee Award Plan") for the granting of restricted shares, restricted share units (the receipt of shares or cash at the end of the specified deferral period), other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Stock Option and Compensation Committee of the Company's Board of Directors (the "Committee"), can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. In 2004, the Committee amended the 2003 Employee Award Plan, to increase the aggregate number of shares by 1,000,000, which amendment was approved by the Company's stockholders at the 2004 Annual Meeting. Under the terms of the 2003 Employee Award Plan, a total of 2,500,000 shares of Class A Common Stock have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or an other share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual and based on performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.

In February 2006, 2005 and 2004, the Company granted a total of 12,226, 10,750 and 12,887 restricted share units of Class A Common Stock, respectively, under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2005, 2004 and 2003, respectively. The Company recognized $0.6 million, $0.5 million and $0.5 million of compensation expense in 2005, 2004 and 2003, respectively, related to these awards.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE N - STOCK OPTIONS - (CONTINUED)

In May 2005, the Company granted restricted shares of 1,197 Class A Common Stock under the outside director's stock plan to a director of the Company, at such director's option, in lieu of his cash retainer for services as a member of the Company's Board of Directors for the term of service through the Company's Annual Meeting of Stockholders in May 2006. As of December 31, 2005, 598 of these shares had vested with the remainder of the shares to vest by the director's continued service through May 2006. Compensation expense related to the grant was not material in 2005 and is included in the stock based compensation expense disclosed in Note A under the caption "Stock Options."

In April 2004, the Company granted performance-contingent incentive options to purchase 150,000 shares of the Company's Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,050,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSLIC's parent company, meets specified cumulative financial performance targets for the three or five year periods beginning with 2004; otherwise, such options will be forfeited. 75,000 of each executive's options will become exercisable if RSLIC-Texas's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("RSLT PTOI"), for the three year performance period is at least $329.4 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such periods exceeds $300.5 million, determined by interpolating between zero and 75,000 according to where the RSLT PTOI amount falls in the range between $300.5 million and $329.4 million. 150,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if RSLIC-Texas's aggregate RSLT PTOI for the five year performance period is at least $646.2 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such period exceeds $559.9 million, determined by interpolating between zero and 150,000 according to where the RSLT PTOI amount falls in the range between $559.9 million and $646.2 million.

In December 2005, the Company granted additional performance-contingent incentive options to purchase 50,000 of the Company's Class A Common Stock to each of seven members of executive management of RSLIC, for a total of 350,000 options, under the 2003 Employee Award Plan and the Second Amended and Restated Employee Stock Option Plan. The options have the same financial performance targets for the five-year performance period as the performance-contingent incentive options described above.

In May 2003, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company's Class A Common Stock to each of the five members of executive management of SNCC, for a total of 1,125,000 options, under the 2003 Employee Award Plan and, in December 2005, approved the amendment to the performance targets under such options for the five-year performance period. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options will be forfeited. 112,500 of each executive's options will become exercisable if SIG's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("SIG PTOI"), for the three year performance period is at least $216.7 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $196.1 million, determined by interpolating between zero and 112,500 according to where the SIG PTOI amount falls in the range between $196.1 million and $216.7 million. Under the option terms, as amended, 225,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if SIG's aggregate SIG PTOI for the five year performance period is at least $417.2 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $370.4 million, determined by interpolating between zero and 225,000 according to where the SIG PTOI amount falls in the range between $370.4 million and $417.2 million. As of December 31, 2005, SNCC did not meet the specified cumulative performance target for the three-year performance period ending December 31, 2005, therefore, no options to purchase shares of the Company's Class A Common Stock became exercisable.

In 2003, the Committee amended and restated the long-term performance-based incentive plan for the Company's chief executive officer (the "Amended Performance Plan"). Under the terms of the Amended Performance Plan, the Committee has the authority to grant awards annually as deemed appropriate, to determine the number of shares subject to any award and to interpret the plan. The Amended Performance Plan provides for the award of up to 238,482 shares measured by

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2005

NOTE N - STOCK OPTIONS - (CONTINUED)

reference to Stock Units, plus the Carryover Award Amount, as then in effect, per year over a ten-year term. A Stock Unit consists of restricted or deferred shares of the Company's Class B Common Stock, each of which individual shares represent one Stock Unit, and options to purchase shares of Class B Common Stock represent one-third of one Stock Unit. The Carryover Award Amount consists of 476,964 restricted or deferred shares and options to purchase 1,430,886 shares of Class B Common Stock, representing the number of shares as to which awards were available but not granted under the predecessor plan for the performance period consisting of the 1999 through 2002 calendar years, and all or a portion of the Carryover Award Amount may be applied to increase the award amount for any calendar year of the Plan, with the Carryover Award Amount to be decreased by any portions applied for purposes of future calendar years of the Plan. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company, subject to such additional restrictions on sale or disposal as the Committee may determine to impose in connection with a particular award. The exercise price of the options awarded under the Amended Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. Under the predecessor plan, 357,723 deferred shares and 1,073,166 options were granted to the Company's chief executive officer prior to 1999. In February 2006, 2005 and 2004, the Committee awarded the Company's chief executive officer 48,904 deferred shares, 52,095 deferred shares and 67,010 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2005, 2004 and 2003, respectively. The Company recognized $2.0 million, $0.8 million and $2.6 million of compensation expense relating to such awards in 2005, 2004 and 2003, respectively.

Option activity with respect to the above plans was as follows:

                                                                   Year Ended December 31,
                                            ------------------------------------------------------------------
                                                     2005                   2004                  2003
                                            --------------------   --------------------   --------------------
                                              Number     Average     Number     Average     Number     Average
                                                of      Exercise       of      Exercise       of      Exercise
                                             Options      Price     Options      Price     Options      Price
                                            ---------   --------   ---------   --------   ---------   --------
Options outstanding, beginning of year ..   5,306,946    $28.26    4,683,067    $23.70    3,765,159    $21.69
   Options granted ......................     573,115     45.61    1,207,736     41.47    1,250,050     28.73
   Options forfeited ....................     (11,150)    32.27      (10,753)    38.56      (39,419)    26.41
   Options expired ......................      (1,203)    25.75           --        --       (5,961)    37.58
   Options exercised ....................    (777,510)    19.26     (573,104)    18.61     (286,762)    18.39
                                            ---------              ---------              ---------
Options outstanding, end of year ........   5,090,198     31.58    5,306,946     28.26    4,683,067     23.70
                                            =========              =========              =========

Exercisable options, end of year ........   2,144,326     24.23    2,743,918     22.70    3,140,626     21.91

Information about options outstanding at December 31, 2005 was as follows:

                                Outstanding                    Exercisable
                     ----------------------------------   --------------------
                       Number      Average      Average     Number     Average
     Range of            of       Remaining    Exercise       of      Exercise
 Exercise Prices      Options        Life        Price     Options      Price
------------------   ---------   -----------   --------   ---------   --------
$ 0.00 - $14.47 ..       7,454       0.4        $14.47        7,454    $14.47
$18.33 - $26.29 ..   1,723,865       3.6         21.67    1,638,618     21.57
$28.97 - $41.81 ..   2,848,719       7.2         35.03      496,990     33.11
$44.15 - $47.41 ..     510,160       9.7         46.08        1,264     47.41
                     ---------                            ---------
   Total .........   5,090,198       6.2         31.58    2,144,326     24.23
                     =========                            =========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                DECEMBER 31, 2005

NOTE N - STOCK OPTIONS - (CONTINUED)

During 1996, the Company assumed 6.0 million SIG stock options (the "SIG Options") in connection with SIG's merger into the Company (the "SIG Merger"). Upon the exercise of the SIG Options, the holder is entitled to receive (i) ..2099 of a share of the Company's Class A Common Stock for each SIG Option; plus
(ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, have an exercise price of $0.02 and each grant vests over five years beginning in the fourth year after the grant date. All of the SIG Options expire on October 1, 2006. As of December 31, 2005, the weighted average contractual life of the outstanding SIG Options was 0.8 years.

Activity with respect to the outstanding SIG Options was as follows:

                                                                  Year Ended December 31,
                                           --------------------------------------------------------------------
                                                   2005                    2004                    2003
                                           --------------------   ---------------------   ---------------------
                                            Number   Equivalent    Number    Equivalent    Number    Equivalent
                                            of SIG     Class A     of SIG      Class A     of SIG      Class A
                                           Options     Shares      Options     Shares      Options     Shares
                                           -------   ----------   --------   ----------   --------   ----------
SIG Options - beginning of year ........   144,270     40,749      357,179     107,045     696,154     232,500
   Options exercised ...................   (96,945)    27,442     (212,050)     61,842    (334,560)    104,707
   Options expired .....................        --         --         (859)         --      (4,415)         --
                                           -------                 -------                 -------
SIG Options - end of year ..............    47,325     13,455      144,270      40,749     357,179     107,045
                                           =======                 =======                 =======
Exercisable SIG Options - end of year ..    47,325     13,455      144,270      40,749     301,493      91,360

NOTE O - COMPUTATION OF RESULTS PER SHARE

                                                                         Year Ended December 31,
                                                                      -----------------------------
                                                                        2005       2004       2003
                                                                      --------   --------   -------
                                                                      (dollars in thousands, except
                                                                             per share data)
Numerator:
   Income from continuing operations ..............................   $126,684   $121,400   $95,295
   (Loss) income from discontinued operations, net of income tax
      (benefit) expense ...........................................    (13,350)     2,143     3,621
                                                                      --------   --------   -------
   Net income .....................................................   $113,334   $123,543   $98,916
                                                                      ========   ========   =======

Denominator:
   Weighted average common shares outstanding .....................     32,672     31,952    31,208
      Effect of dilutive securities ...............................        839        989       815
                                                                      --------   --------   -------
   Weighted average common shares outstanding, assuming dilution ..     33,511     32,941    32,023
                                                                      ========   ========   =======

Basic results per share of common stock:
   Income from continuing operations ..............................   $   3.88   $   3.80   $  3.05
   (Loss) income from discontinued operations, net of income tax
      (benefit) expense ...........................................      (0.41)      0.07      0.12
                                                                      --------   --------   -------
   Net income .....................................................   $   3.47   $   3.87   $  3.17
                                                                      ========   ========   =======

Diluted results per share of common stock:
   Income from continuing operations ..............................   $   3.78   $   3.68   $  2.98
   (Loss) income from discontinued operations, net of income tax
      (benefit) expense ...........................................      (0.40)      0.07      0.11
                                                                      --------   --------   -------
   Net income .....................................................   $   3.38   $   3.75   $  3.09
                                                                      ========   ========   =======

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                DECEMBER 31, 2005

NOTE P - REINSURANCE

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company's retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2005, the individual or group ratings of all of the Company's significant reinsurers were either "B++" (Very Good) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

At December 31, 2005 and 2004, the Company had reinsurance receivables of $413.1 million and $428.7 million, respectively. The Company's reinsurance payables were not material at December 31, 2005 and 2004. A summary of reinsurance activity follows:

                                                     Year Ended December 31,
                                                 -----------------------------
                                                   2005      2004       2003
                                                 -------   --------   --------
                                                      (dollars in thousands)
Premium income assumed........................   $58,852   $ 11,666   $  9,046
Premium income ceded..........................    95,688     98,637    100,539
Benefits, claims and interest credited ceded..    95,088    127,862    132,788

NOTE Q - OTHER OPERATING EXPENSES

The Company's other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $76.0 million, $62.8 million, and $56.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. Premium taxes, licenses and fees were $30.9 million, $24.5 million, and $23.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. All other general and administrative expenses were $50.7 million, $38.4 million, and $37.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                DECEMBER 31, 2005

NOTE R - SEGMENT INFORMATION

                                                   Year Ended December 31,
                                             ------------------------------------
                                                2005         2004         2003
                                             ----------   ----------   ----------
                                                    (dollars in thousands)
Revenues:
   Group employee benefit products (1) ...   $1,091,875   $  916,883   $  788,870
   Asset accumulation products ...........       87,797       82,694       82,555
   Other (2) .............................       34,108       30,944       26,524
                                             ----------   ----------   ----------
                                              1,213,780    1,030,521      897,949
   Net realized investment gains .........        9,003       15,460       12,724
                                             ----------   ----------   ----------
                                             $1,222,783   $1,045,981   $  910,673
                                             ==========   ==========   ==========

Operating income
   Group employee benefit products (1) ...   $  187,279   $  155,976   $  134,547
   Asset accumulation products ...........       23,565       19,711       16,569
   Other (2) .............................      (15,826)      (8,217)      (7,812)
                                             ----------   ----------   ----------
                                                195,018      167,470      143,304
   Net realized investment gains .........        9,003       15,460       12,724
                                             ----------   ----------   ----------
                                             $  204,021   $  182,930   $  156,028
                                             ==========   ==========   ==========

Net investment income (3):
   Group employee benefit products (1) ...   $  130,713   $  115,827   $  100,309
   Asset accumulation products ...........       84,577       79,359       78,397
   Other (2) .............................        8,279        7,258        7,631
                                             ----------   ----------   ----------
                                             $  223,569   $  202,444   $  186,337
                                             ==========   ==========   ==========

Amortization of cost of business required:
    Group employee benefit products (1) ..   $   62,120   $   57,155   $   50,330
    Asset accumulation products ..........        7,161        4,888        4,664
                                             ----------   ----------   ----------
                                             $   69,281   $   62,043   $   54,994
                                             ==========   ==========   ==========

Segment assets (3):
    Group employee benefit products ......   $3,229,640   $2,857,714   $2,391,010
    Asset accumulation products ..........    1,860,875    1,818,098    1,661,860
    Other (2) ............................      185,655      153,655      124,662
                                             ----------   ----------   ----------
                                             $5,276,170   $4,829,467   $4,177,532
                                             ==========   ==========   ==========

(1) During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business. See Note S to the Consolidated Financial Statements. Prior period information has been restated to conform to the current period presentation.

(2) Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                DECEMBER 31, 2005

NOTE S - DISCONTINUED OPERATIONS

During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts will expire prior to the end of the third quarter of 2006. Although the Company will continue to collect modest amounts of premium and pay losses under terms of the the remaining contracts until their expiration, these amounts are not expected to be material to the Company's results of operations. For the years ended December 31, 2005, 2004 and 2003, the Company recognized premium income of $17.4 million, $9.5 million, and $7.5 million, respectively, and incurred losses of $37.9 million, $4.7 million, and $0.3 million, respectively, from this line of business. For the years ended December 31, 2005, 2004 and 2003, the Company recognized operating (loss) income of $(13.4) million, $2.1 million, and $3.6 million, respectively, net of income tax (benefit) expense of $(7.2) million, $1.2 million, and $2.0 million, respectively, from this line of business. The assets and liabilities related to the property catastrophe business were not material to the Company's consolidated financial position.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                      Amount
                                                                                     Shown in
                                                           Amortized      Fair        Balance
Type of Investment                                           Cost         Value        Sheet
------------------                                        ----------   ----------   ----------
Fixed maturity securities available for sale:
   U.S. Government backed mortgage-backed securities...   $  606,517   $  606,779   $  606,779
   Other mortgage-backed securities....................      233,372      235,763      235,763
   U.S. Treasury and other U.S. Government
      guaranteed securities............................      422,618      421,738      421,738
   Obligations of U.S. states, municipalities and
      political subdivisions...........................      596,944      613,617      613,617
   Corporate securities................................    1,349,205    1,366,867    1,366,867
                                                          ----------   ----------   ----------
      Total fixed maturity securities..................    3,208,656    3,244,764    3,244,764
                                                          ----------   -----------  ----------

Equity securities:
   Common stocks.......................................       22,684       24,485       24,485
   Non-redeemable preferred stocks.....................       21,547       22,548       22,548
                                                          ----------   ----------   ----------
      Total equity securities..........................       44,231       47,033       47,033
                                                          ----------   ----------   ----------

Short-term investments.................................       94,283       94,308       94,308
Other investments......................................      522,579      526,499      526,499
                                                          ----------   ----------   ----------
      Total investments................................   $3,869,749   $3,912,604   $3,912,604
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
                             (DOLLARS IN THOUSANDS)

                                                                December 31,
                                                          -----------------------
                                                             2005         2004
                                                          ----------   ----------
Assets:
   Fixed maturity securities, available for sale.......   $      254   $      719
   Short-term investments..............................        3,690        4,176
   Other invested assets...............................       47,246       31,984
   Investment in operating subsidiaries................    1,263,956    1,121,455
   Investment in investment subsidiaries...............       37,220       32,758
   Cash................................................          270          233
   Amounts due from subsidiaries.......................        1,923       12,466
   Other assets........................................       45,011       36,499
                                                          ----------   ----------
      Total assets.....................................   $1,399,570   $1,240,290
                                                          ==========   ==========

Liabilities:
   Corporate debt......................................   $  234,750   $  157,750
   Junior subordinated deferrable interest debentures..       59,762       59,762
   Other liabilities...................................       72,019       82,930
                                                          ----------   ----------
                                                             366,531      300,442
                                                          ----------   ----------

Shareholders' Equity:
   Class A Common Stock................................          313          304
   Class B Common Stock................................           39           39
   Additional paid-in capital..........................      442,531      406,908
   Accumulated other comprehensive income..............       20,264       57,371
   Retained earnings...................................      636,285      534,540
   Treasury stock......................................      (66,393)     (59,314)
                                                          -----------  ----------
                                                           1,033,039      939,848
                                                          ----------   ----------
      Total liabilities and shareholders' equity.......   $1,399,570   $1,240,290
                                                          ==========   ==========

                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                              Year Ended December 31,
                                                          ------------------------------
                                                            2005       2004       2003
                                                          --------   --------   --------
Revenue:
   Equity in undistributed earnings of subsidiaries....   $192,650   $190,700   $124,155
   Dividends from operating subsidiaries...............      1,600      1,600      2,600
   Dividends from investment subsidiaries..............         --         --     47,340
   Other income (loss).................................      8,524      3,366     (5,189)
   Realized investment (losses) gains..................     (1,193)     1,628      1,375
                                                          --------   --------   --------
                                                           201,581    197,294    170,281
                                                          --------   --------   --------
Expenses:
   Operating expenses..................................     16,446      9,555      6,958
   Interest expense....................................     22,114     20,038     19,811
                                                          --------   --------   --------
                                                            38,560     29,593     26,769
                                                          --------   --------   --------

      Income before income tax expense.................    163,021    167,701    143,512

Income tax expense.....................................     49,687     44,158     44,596
                                                          --------   --------   --------
      Net income.......................................   $113,334   $123,543   $ 98,916
                                                          ========   ========   ========

                  See notes to condensed financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                     2005        2004       2003
                                                                  ---------   ---------   --------
Operating activities:
   Net income .................................................   $ 113,334   $ 123,543   $ 98,916
   Adjustments to reconcile net income to net cash
      (used) provided by operating activities:
      Equity in undistributed earnings of subsidiaries ........    (132,593)   (138,493)   (69,765)
      Change in other assets and other liabilities ............       3,986      (9,107)     2,022
      Change in current and deferred income taxes .............     (11,833)      1,999     10,984
      Amortization, principally of investments and debt
         issuance costs .......................................       1,249       1,438      1,103
      Net realized losses (gains) on investments ..............       1,193      (1,628)    (1,375)
      Change in amounts due from/to subsidiaries ..............       2,043       9,702    (32,765)
                                                                  ---------   ---------   --------
         Net cash (used) provided by operating activities .....     (22,621)    (12,546)     9,120
                                                                  ---------   ---------   --------
Investing activities:
   Purchases of investments and loans made ....................     (26,453)    (53,823)   (58,523)
   Sales of investments and receipts from repayment of loans ..       2,362      43,119     45,624
   Maturities of investments ..................................          --       1,904      2,379
   Net change in short-term investments .......................         486      10,573    (10,637)
   Purchases of investments in subsidiaries ...................     (37,000)    (11,000)   (20,002)
                                                                  ---------   ---------   --------
         Net cash used by investing activities ................     (60,605)     (9,227)   (41,159)
                                                                  ---------   ---------   --------
Financing activities:
   Proceeds from issuance of 2033 Senior Notes ................          --          --    139,222
   Proceeds from issuance of 2003 Junior Debentures ...........          --          --     20,018
   Borrowings under revolving credit facility .................      88,000      38,000     34,000
   Principal payments under revolving credit facility .........     (11,000)    (24,000)   (71,000)
   Repayments or repurchase of other corporate debt ...........          --          --    (72,150)
   Other financing activities .................................       6,263       7,419    (18,105)
                                                                  ---------   ---------   --------
         Net cash provided by financing activities ............      83,263      21,419     31,985
                                                                  ---------   ---------   --------
Increase (decrease) in cash ...................................          37        (354)       (54)
Cash at beginning of year .....................................         233         587        641
                                                                  ---------   ---------   --------
      Cash at end of year .....................................   $     270   $     233   $    587
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

The Company received cash dividends from subsidiaries of $1.6 million, $1.6 million and $50.2 million in 2005, 2004 and 2003, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                 Future Policy
                                                  Benefits and
                                       Cost of    Unpaid Claim              Policyholder
                                      Business     and Claim     Unearned      Account
                                      Acquired      Expenses     Premiums     Balances
                                      --------   -------------   --------   ------------
2005
Group employee benefits products ..   $187,541     $1,702,950    $109,289    $       --
Asset accumulation products .......     60,597         84,534          --     1,008,787
Other .............................         --         75,388          --        30,823
                                      --------     ----------    --------    ----------
   Total ..........................   $248,138     $1,862,872    $109,289    $1,039,610
                                      ========     ==========    ========    ==========
2004
Group employee benefits products ..   $166,337     $1,506,348    $ 95,145    $       --
Asset accumulation products .......     46,212         80,722          --       993,346
Other .............................         --         76,833          --        31,231
                                      --------     ----------    --------    ----------
   Total ..........................   $212,549     $1,663,903    $ 95,145    $1,024,577
                                      ========     ==========    ========    ==========
2003
Group employee benefits products ..   $148,990     $1,339,382    $ 74,067    $       --
Asset accumulation products .......     34,675         74,801          --       929,922
Other .............................         --         81,434          --        31,434
                                      --------     ----------    --------    ----------
   Total ..........................   $183,665     $1,495,617    $ 74,067    $  961,356
                                      ========     ==========    ========    ==========

                                                                  Benefits,
                                                                  Claims and    Amortization
                                        Premium        Net         Interest      of Cost of      Other
                                        and Fee    Investment    Credited to      Business     Operating
                                      Income (1)   Income (2)   Policyholders     Acquired     Expenses (3)
                                      ----------   ----------   -------------   ------------   ------------
2005
Group employee benefits products ..    $961,162     $130,713      $674,118         $62,120       $168,358
Asset accumulation products .......       3,220       84,577        49,856           7,161          7,215
Other .............................      25,829        8,279         1,233              --         48,701
                                       --------     --------      --------         -------       --------
   Total ..........................    $990,211     $223,569      $725,207         $69,281       $224,274
                                       ========     ========      ========         =======       ========
2004
Group employee benefits products ..    $801,056     $115,827      $563,277         $57,155       $140,475
Asset accumulation products .......       3,335       79,359        51,836           4,888          6,259
Other .............................      23,686        7,258          (625)             --         39,786
                                       --------     --------      --------         -------       --------
   Total ..........................    $828,077     $202,444      $614,488         $62,043       $186,520
                                       ========     ========      ========         =======       ========
2003
Group employee benefits products ..    $688,561     $100,309      $474,472         $50,330       $129,521
Asset accumulation products .......       4,158       78,397        54,841           4,664          6,481
Other .............................      18,893        7,631         1,037              --         33,299
                                       --------     --------      --------         -------       --------
   Total ..........................    $711,612     $186,337      $530,350         $54,994       $169,301
                                       ========     ========      ========         =======       ========

(1) Net written premiums for casualty insurance products totaled $257.7 million, $225.5 million and $187.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                  Percentage
                                                          Ceded to      Assumed                    of Amount
                                             Gross         Other      from Other        Net         Assumed
                                            Amount       Companies     Companies      Amount        to Net
                                         ------------   -----------   ----------   ------------   ----------
Life insurance in force as of
   December 31, 2005 .................   $132,847,822   $20,236,656     $30,495    $112,641,661       --%
                                         ============   ===========     =======    ============
Year ended December 31, 2005:
   Premium and fee income:
      Life insurance and annuity .....   $    319,889   $    32,562     $   511    $    287,838       --%
      Accident and health insurance ..        433,699        38,560      39,565         434,704        9%
      Casualty insurance .............        250,319        24,566      18,790         244,543        8%
      Other ..........................         23,126            --          --          23,126
                                         ------------   -----------     -------    ------------
Total premium and fee income .........   $  1,027,033   $    95,688     $58,866    $    990,211
                                         ============   ===========     =======    ============
Life insurance in force as of
   December 31, 2004 .................   $119,624,420   $14,582,230     $32,057    $105,074,247       --%
                                         ============   ===========     =======    ============
Year ended December 31, 2004:
   Premium and fee income:
      Life insurance and annuity .....   $    303,603   $    37,007     $   586    $    267,182       --%
      Accident and health insurance ..        372,142        40,741       1,278         332,679       --%
      Casualty insurance .............        217,655        20,889       9,819         206,585        5%
      Other ..........................         21,631            --          --          21,631
                                         ------------   -----------     -------    ------------
Total premium and fee income .........   $    915,031   $    98,637     $11,683    $    828,077
                                         ============   ===========     =======    ============
Life insurance in force as of
   December 31, 2003 .................   $110,707,743   $10,966,035     $34,150    $ 99,775,858       --%
                                         ============   ===========     =======    ============
Year ended December 31, 2003:
   Premium and fee income:
      Life insurance and annuity .....   $    274,892   $    27,100     $ 1,122    $    248,914       --%
      Accident and health insurance ..        334,989        55,988       1,601         280,602        1%
      Casualty insurance .............        177,118        17,451       6,393         166,060        4%
      Other ..........................         16,036            --          --          16,036
                                         ------------   -----------     -------    ------------
Total premium and fee income .........   $    803,035   $   100,539     $ 9,116    $    711,612
                                         ============   ===========     =======    ============

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY-CASUALTY INSURANCE OPERATIONS(1)
                             (DOLLARS IN THOUSANDS)

                                                       December 31,
                                                   -------------------
                                                     2005       2004
                                                   --------   --------
Deferred policy acquisition costs ..............   $ 13,379   $ 11,379
Reserves for unpaid claims and claim expenses ..    746,479    645,948
Discount, if any, deducted from above (2) ......    368,234    311,833
Unearned premiums ..............................    101,980     89,843

                                                           Year Ended December 31,
                                                       ------------------------------
                                                         2005       2004       2003
                                                       --------   --------   --------
Earned premiums ....................................   $261,903   $216,105   $173,535
Net investment income ..............................     65,065     57,759     42,614
Claims and claim expenses incurred related to:
   Current year ....................................    141,785    103,444     82,372
   Prior years (3) .................................     56,698     30,868     20,541
Amortization of deferred policy acquisition costs ..     26,601     25,449     22,272
Paid claims and claim adjustment expenses ..........     96,700     72,290     62,400
Net premiums written ...............................    273,219    236,675    194,752

(1) All years include the results from the Company's discontinued non-core property catastrophe reinsurance business.

(2)  Based on discount rates ranging from 3.7% to 7.5%.

(3) In 2005 and 2004, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and unfavorable claims development. In 2003, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves offset by favorable claims development. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.