Form 10-Q
period 2006-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2006-05-09
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                    (302) 478-5142              13-3427277
(State or other jurisdiction of     (Registrant's telephone      I.R.S. Employer
 incorporation or organization)  number, including area code)     Identification
                                                                     Number)

1105 North Market Street, Suite 1230, P.O. Box 8985,
                Wilmington, Delaware                                     19899
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

Indicate by check market whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                  (check one):

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
                        Rule 12b-2 of the Exchange Act).

                                Yes       No  X
                                    ---      ---

      As of April 30, 2006, the Registrant had 28,581,223 shares of Class A Common Stock and 3,781,163 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION (UNAUDITED)

   Consolidated Statements of Income for the Three
      Months Ended March 31, 2006 and 2005...............................     3

   Consolidated Balance Sheets at March 31, 2006 and
      December 31, 2005..................................................     4

   Consolidated Statements of Shareholders' Equity for the
      Three Months Ended March 31, 2006 and 2005.........................     5

   Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2006 and 2005.........................     6

   Notes to Consolidated Financial Statements............................     7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................    11

PART II. OTHER INFORMATION

   Item 1A. Risk Factors.................................................    15

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    19

   Item 6. Exhibits......................................................    19

   Signatures............................................................    20

                          PART I. FINANCIAL INFORMATION

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       2006       2005
                                                                     --------   --------
Revenue:
   Premium and fee income ........................................   $262,959   $235,857
   Net investment income .........................................     59,029     53,383
   Net realized investment (losses) gains ........................     (1,251)     1,817
                                                                     --------   --------
                                                                      320,737    291,057
                                                                     --------   --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders .......    191,618    176,601
   Commissions ...................................................     16,421     15,002
   Amortization of cost of business acquired .....................     18,043     15,366
   Other operating expenses ......................................     41,297     36,725
                                                                     --------   --------
                                                                      267,379    243,694
                                                                     --------   --------
      Income from continuing operations before interest and
         income tax expense ......................................     53,358     47,363

Interest expense:
   Corporate debt ................................................      4,686      3,670
   Junior subordinated deferrable interest debentures ............      1,271      1,171
                                                                     --------   --------
                                                                        5,957      4,841
                                                                     --------   --------
      Income from continuing operations before income tax
         expense .................................................     47,401     42,522
Income tax expense                                                     14,569     13,275
                                                                     --------   --------
      Income from continuing operations ..........................     32,832     29,247
(Loss) income from discontinued operations, net of income tax
   (benefit) expense .............................................        (10)       860
                                                                     --------   --------
      Net income .................................................   $ 32,822   $ 30,107
                                                                     ========   ========
Basic results per share of common stock:
   Income from continuing operations .............................   $   1.00   $   0.91
   Net income ....................................................   $   1.00   $   0.93
Diluted results per share of common stock:
   Income from continuing operations .............................   $   0.97   $   0.88
   Net income ....................................................   $   0.97   $   0.91
Dividends paid per share of common stock .........................   $   0.10   $   0.09

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  March 31,   December 31,
                                                                                    2006          2005
                                                                                 ----------   ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale ..........................   $3,236,888    $3,244,764
      Short-term investments .................................................      275,496        94,308
      Other investments ......................................................      566,833       573,532
                                                                                 ----------    ----------
                                                                                  4,079,217     3,912,604
   Cash ......................................................................       28,613        28,493
   Cost of business acquired .................................................      263,719       248,138
   Reinsurance receivables ...................................................      410,163       413,113
   Goodwill ..................................................................       93,929        93,929
   Securities lending collateral .............................................      248,131       244,821
   Other assets ..............................................................      250,825       235,644
   Assets held in separate account ...........................................      105,158        99,428
                                                                                 ----------    ----------
      Total assets ...........................................................   $5,479,755    $5,276,170
                                                                                 ==========    ==========
Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ...................................................................   $  275,986    $  273,486
      Disability and accident ................................................      560,549       539,929
   Unpaid claims and claim expenses:
      Life ...................................................................       52,666        55,885
      Disability and accident ................................................      254,314       247,093
      Casualty ...............................................................      752,820       746,479
   Policyholder account balances .............................................    1,137,236     1,039,610
   Corporate debt ............................................................      257,750       234,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries .......................       59,762        59,762
   Securities lending payable ................................................      248,131       244,821
   Other liabilities and policyholder funds ..................................      740,733       701,888
   Liabilities related to separate account ...................................      105,158        99,428
                                                                                 ----------    ----------
      Total liabilities ......................................................    4,445,105     4,243,131
                                                                                 ----------    ----------
   Shareholders' equity:
      Preferred Stock, $.01 par; 50,000,000 shares authorized ................           --            --
      Class A Common Stock, $.01 par; 150,000,000 shares authorized;
         31,615,846 and 31,274,166 shares issued and outstanding,
         respectively ........................................................          316           313
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         3,781,163 and 3,904,481 shares issued and outstanding,
         respectively ........................................................           38            39
      Additional paid-in capital .............................................      453,982       442,531
      Accumulated other comprehensive (loss) income ..........................       (2,573)       20,264
      Retained earnings ......................................................      665,857       636,285
      Treasury stock, at cost; 3,043,811 and 2,723,211 shares of
         Class A Common Stock, respectively ..................................      (82,970)      (66,393)
                                                                                 ----------    ----------
         Total shareholders' equity ..........................................    1,034,650     1,033,039
                                                                                 ----------    ----------
            Total liabilities and shareholders' equity .......................   $5,479,755    $5,276,170
                                                                                 ==========    ==========

                 See notes to consolidated financial statements.

                 DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      Accumulated
                                    Class A   Class B   Additional       Other
                                     Common    Common     Paid-in    Comprehensive   Retained   Treasury
                                     Stock     Stock      Capital    Income (Loss)   Earnings     Stock       Total
                                    -------   -------   ----------   -------------   --------   --------   ----------
Balance, January 1, 2005 ........     $304      $39      $406,908      $ 57,371      $534,540   $(59,314)  $  939,848
                                                                                                           ----------
Net income ......................       --       --            --            --        30,107         --       30,107
Other comprehensive income:
   Decrease in net unrealized
      appreciation on
      investments ...............       --       --            --       (33,009)           --         --      (33,009)
   Decrease in net loss
      on cash flow hedge ........       --       --            --           196            --         --          196
                                                                                                           ----------
Comprehensive loss                                                                                             (2,706)
Issuance of stock and exercise
   of stock options .............        2       --         6,940            --            --         --        6,942
Stock based compensation ........       --       --           721            --            --         --          721
Cash dividends ..................       --       --            --            --        (2,860)        --       (2,860)
                                      ----      ---      --------      --------      --------   --------   ----------
Balance, March 31, 2005 .........     $306      $39      $414,569      $ 24,558      $561,787   $(59,314)  $  941,945
                                      ====      ===      ========      ========      ========   ========   ==========
Balance, January 1, 2006 ........     $313      $39      $442,531      $ 20,264      $636,285   $(66,393)  $1,033,039
                                                                                                           ----------
Net income ......................       --       --            --            --        32,822         --       32,822
Other comprehensive income:
   Decrease in net unrealized
      appreciation on
      investments ...............       --       --            --       (23,033)           --         --      (23,033)
   Decrease in net loss
      on cash flow hedge ........       --       --            --           196            --         --          196
                                                                                                           ----------
Comprehensive income                                                                                            9,985
Issuance of stock and exercise
   of stock options .............        3       (1)        9,890            --            --         --        9,892
Stock based compensation ........       --       --         1,561            --            --         --        1,561
Acquisition of treasury stock ...       --       --            --            --            --    (16,577)     (16,577)
Cash dividends ..................       --       --            --            --        (3,250)        --       (3,250)
                                      ----      ---      --------      --------      --------   --------   ----------
Balance, March 31, 2006 .........     $316      $38      $453,982      $ (2,573)     $665,857   $(82,970)  $1,034,650
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                     2006        2005
                                                                  ---------   ----------
Operating activities:
   Net income..................................................   $  32,822   $  30,107
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Change in policy liabilities and policyholder accounts...      71,266      75,043
      Net change in reinsurance receivables and payables.......       7,964      11,141
      Amortization, principally the cost of business acquired
         and investments.......................................      16,565      14,328
      Deferred costs of business acquired......................     (29,086)    (25,280)
      Net realized losses (gains) on investments...............       1,251      (1,817)
      Net change in federal income tax liability...............       9,807      10,640
      Other....................................................     (26,617)    (35,870)
                                                                  ---------   ---------
         Net cash provided by operating activities.............      83,972      78,292
                                                                  ---------   ---------
Investing activities:
   Purchases of investments and loans made.....................    (425,779)   (505,340)
   Sales of investments and receipts from repayment of loans...     372,965     383,525
   Maturities of investments...................................      45,673      68,474
   Net change in short-term investments........................    (181,132)    (42,365)
   Change in deposit in separate account.......................      (1,546)     (2,925)
                                                                  ---------   ---------
         Net cash used by investing activities.................    (189,819)    (98,631)
                                                                  ---------   ---------
Financing activities:
   Deposits to policyholder accounts...........................     122,763      23,351
   Withdrawals from policyholder accounts......................     (28,010)    (23,545)
   Borrowings under revolving credit facility..................      25,000      26,000
   Principal payments under revolving credit facility..........      (2,000)     (5,000)
   Other financing activities..................................     (11,786)        977
                                                                  ---------   ---------
         Net cash provided by financing activities.............     105,967      21,783
                                                                  ---------   ---------
Increase in cash...............................................         120       1,444
Cash at beginning of period....................................      28,493      24,324
                                                                  ---------   ---------
         Cash at end of period.................................   $  28,613   $  25,768
                                                                  =========   =========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the March 31, 2005 consolidated financial statements to conform to the March 31, 2006 presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Accounting Changes

Stock Options. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. The Company adopted SFAS No. 123R using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and any unvested awards previously granted for which expenses was not being recognized under SFAS No. 123. Accordingly, since the Company adopted SFAS No. 123 in 2003 using the prospective transition method, compensation cost for unvested awards granted prior to 2003 is required to be recognized under SFAS No. 123R. During the first quarter of 2006, compensation cost recognized for such awards was not material to the results of operations of the Company.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense only as they occur. In the first quarter of 2006, the Company recorded an adjustment for expected forfeitures as a reduction in stock-based compensation expense, which is included within other operating expenses on the Company's consolidated income statement. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the results of operations of the Company. In addition, the SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. These cash flows were not material to the Company's consolidated statements of cash flows.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date (dollars in thousands, except for per share data):

                                                                     Three Months
                                                                         Ended
                                                                       March 31,
                                                                         2005
                                                                     ------------
Net income, as reported ..........................................     $30,107
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ............         655
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects ...........................................        (739)
                                                                       -------
Pro forma net income .............................................     $30,023
                                                                       =======
Earnings per share:
Basic, as reported ...............................................     $  0.93
Basic, pro forma .................................................        0.93
Diluted, as reported .............................................     $  0.91
Diluted, pro forma ...............................................        0.90

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The Company recognized stock compensation expenses of $1.8 million and $0.9 million in the first quarter of 2006 and 2005, respectively. The remaining unrecognized compensation expense related to unvested awards at March 31, 2006 was $17.7 million and the weighted-average period of time over which this expense will be recognized is 3.0 years.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions for the first quarter of 2006: expected volatility - 24.8%, expected dividends - 0.9%, expected lives of the options - 6.5 years and the risk free rate - 4.6%. The following assumptions were used for the first quarter of 2005: expected volatility - 23.8%, expected dividends - 0.8%, expected lives of the options -
5.0 years and the risk free rate - 3.6%.

The expected volatility reflects the Company's past monthly stock price volatility. The expected life of options granted in the first quarter of 2006 was calculated using the "simplified method" in accordance with Staff Accounting Bulletin 107. For options granted in the first quarter of 2005, the Company used a projected expected life based on employees' historical exercise behavior. The dividend yield is based on the Company's historical dividend payments. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the expected life of the option using the straight-line method.

Option activity with respect to the Company's plans excluding the performance-contingent incentive options was as follows:

                                                             Weighted
                                                Weighted     Average     Aggregate
                                      Number     Average    Remaining    Intrinsic
                                        of      Exercise   Contractual     Value
             Options                 Options      Price        Term        ($000)
             -------                ---------   --------   -----------   ---------
Outstanding at January 1, 2006...   2,565,198    $26.49
Granted..........................     202,000     47.03
Exercised........................    (196,849)    19.30
Forfeited .......................      (6,450)    44.60
                                    ---------    ------
Outstanding at March 31, 2006....   2,563,899     28.61        4.7        $59,013
                                    =========    ======        ===        =======
Exercisable at March 31, 2006....   2,024,863     25.14        3.6         53,643

The weighted average grant date fair value of options granted during the first quarter of 2006 and 2005 was $15.18 and $11.31, respectively. The cash proceeds from stock options exercised were $3.8 million and $2.3 million for the first quarter of 2006 and 2005, respectively. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $6.3 million and $2.6 million, respectively.

At March 31, 2006, 2,525,000 performance contingent incentive options were outstanding with a weighted average exercise price of $36.76, a weighted average contractual term of 7.9 years and an intrinsic value of $37.6 million. None of the options were exercisable at March 31, 2006.

NOTE B - INVESTMENTS

At March 31, 2006, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,236.9 million and an amortized cost of $3,240.4 million. At December 31, 2005, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,244.8 million and an amortized cost of $3,208.7 million.

The summarized aggregate unaudited net income for the limited partnerships and limited liability companies in which the Company maintained investments was $1,394.8 million and $349.7 million for the first three months of 2006 and 2005, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - SEGMENT INFORMATION

                                                Three Months Ended
                                                    March 31,
                                               -------------------
                                                 2006       2005
                                               --------   --------
                                                   (dollars in
                                                    thousands)
Revenues:
   Group employee benefit products (1) .....   $290,268   $258,336
   Asset accumulation products .............     23,107     22,690
   Other (2) ...............................      8,613      8,214
                                               --------   --------
                                                321,988    289,240
   Net realized investment (losses) gains ..     (1,251)     1,817
                                               --------   --------
                                               $320,737   $291,057
                                               ========   ========
Operating income:
   Group employee benefit products (1) .....   $ 51,056   $ 41,324
   Asset accumulation products .............      6,968      6,333
   Other (2) ...............................     (3,415)    (2,111)
                                               --------   --------
                                                 54,609     45,546
   Net realized investment (losses) gains ..     (1,251)     1,817
                                               --------   --------
                                               $ 53,358   $ 47,363
                                               ========   ========

(1) During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business. Prior period information has been restated to conform to the current period presentation.

(2) Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

NOTE D - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income and other comprehensive (loss) income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2005. Total comprehensive income (loss) was $10.0 million and $(2.7) million for the first three months of 2006 and 2005, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE E - COMPUTATION OF RESULTS PER SHARE

The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

                                                                                           Three Months
                                                                                         Ended March 31,
                                                                                        -----------------
                                                                                          2006      2005
                                                                                        -------   -------
Numerator:
   Income from continuing operations ................................................   $32,832   $29,247
   (Loss) income from discontinued operations, net of income tax (benefit) expense ..       (10)      860
                                                                                        -------   -------
   Net income .......................................................................   $32,822   $30,107
                                                                                        =======   =======
Denominator:
   Weighted average common shares outstanding .......................................    32,986    32,309
      Effect of dilutive securities .................................................       897       953
                                                                                        -------   -------
   Weighted average common shares outstanding, assuming dilution ....................    33,883    33,262
                                                                                        =======   =======
Basic results per share of common stock:
   Income from continuing operations ................................................   $  1.00   $  0.91
   (Loss) income from discontinued operations, net of income tax (benefit) expense ..        --      0.02
                                                                                        -------   -------
   Net income .......................................................................   $  1.00   $  0.93
                                                                                        =======   =======
Diluted results per share of common stock:
   Income from continuing operations ................................................   $  0.97   $  0.88
   (Loss) income from discontinued operations, net of income tax (benefit) expense ..        --      0.03
                                                                                        -------   -------
   Net income .......................................................................   $  0.97   $  0.91
                                                                                        =======   =======

                          DELPHI FINANCIAL GROUP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which it believes to offer opportunities for superior profitability. In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. Accordingly, the Company reclassified the operating results of this business as discontinued operations. Prior period information has been reclassified to conform to the current period presentation.

The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance of funding agreement-backed notes in a corresponding principal amount. The Company believes that the funding agreement program enhances the Company's asset accumulation business by providing an alternative source of distribution for this business. The Company's liability for the funding agreements is recorded in policyholder account balances. Deposits from the Company's asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company's asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited to holders of these products. The Company is setting the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"). Capitalized terms used herein without definition have the meanings ascribed to them in the 2005 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2005 Form 10-K in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates
- Investments" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results" and in "Item 1A. Risk Factors."

RESULTS OF OPERATIONS

Summary of Results. Net income was $32.8 million, or $0.97 per diluted share, in the first quarter of 2006 as compared to $30.1 million, or $0.91 per diluted share, in the first quarter of 2005. Net income in the first quarter of 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(0.8) million, or $(0.02) per diluted share, and $1.2 million, or $0.04 per diluted share, respectively. Net income in the first quarter of 2006 benefited from growth in income from the Company's core group employee benefit products and an increase in net investment income, and was adversely impacted by an increase in interest expense. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 11% in the first quarter of 2006 and the combined ratio (loss ratio plus expense ratio) for these products was modestly lower than in the first quarter of 2005. Net investment income in the first quarter of 2006, which increased 11% from the first quarter of 2005, reflects an 11% increase in average invested assets. The increase in interest expense was primarily due to the increases in the Company's weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during first quarter of 2006 as compared to the first quarter of 2005.

Premium and Fee Income. Premium and fee income in the first quarter of 2006 was $263.0 million as compared to $235.9 million in the first quarter of 2005, an increase of 11%. Premiums from core group employee benefit products increased 11% to $251.0 million in the first quarter of 2006 from $225.7 million in the first quarter of 2005. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases and new business production. Premiums from excess workers' compensation insurance for self-insured employers increased 13% to $58.3 million in the first quarter of 2006 from $51.7 million in the first quarter of 2005. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. In its renewals of insurance coverages during the first quarter of 2006, SNCC continued to obtain higher SIR levels, which are up 8%, while maintaining its pricing. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 106% to $24.6 million in the first quarter of 2006 from $12.0 million in the first quarter of 2005 and the retention of existing customers in first quarter of 2006 remained strong. New business production for 2006 benefited from a renewal rights agreement that SNCC entered into in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 11% to $192.7 million in the first quarter of 2006 from $174.0 million in the first quarter of 2005, primarily reflecting new business production. New business production for the Company's other core group employee benefit products was $44.4 million in the first quarter of 2006 and $45.9 million in the first quarter of 2005. New business production includes only directly written business. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 16% increase in production based on the number of cases sold as compared to 2005. The Company continued to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $121.0 million in the first quarter of 2006 as compared to $21.5 million in the first quarter of 2005. The increase in deposits reflects the issuance of $100.0 million of fixed and floating rate funding agreements under the Company's new program under which funding agreement-backed notes are issued and sold to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company's asset accumulation products, consisting of new annuity sales and funding agreements, are recorded as liabilities rather than as premiums.

Net Investment Income. Net investment income in the first quarter of 2006 was $59.0 million as compared to $53.4 million in the first quarter of 2005, an increase of 11%. The level of net investment income in the 2006 period reflects an 11% increase in average invested assets to $3,965.3 million in the first quarter of 2006 from $3,564.7 million in the first quarter of 2005. The tax equivalent weighted average annualized yield on invested assets was 6.2% in both periods.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains were $(1.3) million in the first quarter of 2006 as compared to $1.8 million in the first quarter of 2005. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2006 and 2005, the Company recognized $(0.6) million and $2.3 million, respectively, of net (losses) gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first quarters of 2006 and 2005, the Company recognized $0.7 million and $0.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation, which are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of operations - Critical Accounting Policies and Estimates - Investments" in the 2005 Form 10-K. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $267.4 million as compared to $243.7 million in the first quarter 2005, an increase of 10%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and does not reflect any additions to reserves for prior years' claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company's future loss development. If the Company were to experience significant adverse loss development in the future, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits products decreased to 93.7% in the first quarter of 2006 from 94.8% in the first quarter of 2005. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.5% and 4.6% in the first quarters of 2006 and 2005, respectively.

Interest Expense. Interest expense was $6.0 million in the first quarter of 2006 as compared to $4.8 million in the first quarter of 2005, an increase of $1.2 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under the Company's revolving credit facility during the first quarter of 2006 as compared to the first quarter of 2005.

Income Tax Expense. Income tax expense was $14.6 million in the first quarter of 2006 as compared to $13.3 million in the first quarter of 2005. The Company's effective tax rate was 30.7% in the first quarter of 2006 and 31.2% in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $113.9 million of financial resources available at the holding company level at March 31, 2006, which was primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $72.5 million during 2006, of which $0.8 million has been paid to the holding company during the first three months of 2006. In general, dividends from the company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $86.0 million of borrowings available to it under its revolving credit facility as of March 31, 2006. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under its revolving credit facility, interest payments on the 2033 Senior Notes, and distributions on the Capital Securities and the 2003 Capital Securities. The maximum amount of borrowings under the Company's revolving credit facility, which expires in May 2010, is $200.0 million. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008.

On May 4, 2006, the Company's Board of Directors declared a cash dividend of $0.12 per share and approved a 3-for-2 common stock split to be effected in the form of a fifty percent stock dividend, with both the cash and stock dividends to be distributed on the Company's Class A Common Stock and Class B Common Stock on June 1, 2006.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Cash Flows. Operating activities increased cash by $84.0 million and $78.3 million in the first quarters of 2006 and 2005, respectively. Net investing activities used $189.8 million of cash during the first quarter of 2006 primarily for the purchase of securities, and financing activities provided $106.0 million of cash principally due to the issuance of funding agreements and an increase in borrowings under the Company's revolving credit facility, partially offset by repurchases of the Company's Class A Common Stock having a total cost of $16.6 million.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2006, the Company repurchased 320,600 shares of its Class A Common Stock for a total cost of $16.6 million with a volume weighted average price of $51.71 per share. At March 31, 2006, the repurchase of approximately
0.6 million shares remained authorized under this program.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $4.1 billion at March 31, 2006, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships and short-term investments. During the first quarter of 2006, the market value of the Company's investment portfolio, in relation to its amortized cost, decreased by $40.0 million from year-end 2005, before related changes in the cost of business acquired of $4.5 million and the income tax provision of $12.4 million. In addition, the Company recognized pre-tax net investment losses of $1.3 million in the first quarter of 2006. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at March 31, 2006. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" and "Item 1A. Risk Factors" for a discussion of various risks relating to the Company's investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2005, the Company entered into a reinsurance arrangement under which the Company cedes 30% of its excess workers' compensation risks between $100.0 million and $150.0 million, per policy per occurrence. This change has increased the reinsurance premiums paid by the Company for these products.

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

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2005.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment," "outlook" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in "Item 1A. Risk Factors." The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors

     RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company's reserves for future policy benefits and unpaid claims and claim expenses are estimates that entail various assumptions and judgments. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the actuarial methodologies utilized by the Company, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience from its current or discontinued products is different from the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, liquidity or financial condition could be materially adversely affected.

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

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations - Net Realized Investment (Losses) Gains." In addition, the Company invests in certain limited partnerships and limited liability companies that invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the investees' financial instruments are included in net investment income. Thus, the Company's results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these entities were to experience significant losses in the values of their financial assets.

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

At March 31, 2006, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At March 31, 2006, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 14.2 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

Some reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result of this and other market factors, higher prices and less favorable terms and conditions continue to be offered in the reinsurance market. In the future, the Company's reinsurers may continue to seek price increases, although the extent of any such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, which terminates on December 31, 2007, the federal government will pay 90% and 85% of the Company's covered losses above the annual deductible during 2006 and 2007, respectively, relating to acts of international terrorism from property and casualty products directly written by SNCC. The occurrence of a significant catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

     THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of April 2006 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of April 2006 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of April 2006 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb, BBB, Baa3 and BBB, respectively.

     ALMOST HALF OF THE VOTING POWER OF DELPHI IS CONTROLLED BY ROBERT ROSENKRANZ, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SECURITYHOLDERS.

Each share of our Class A Common Stock entitles the holder to one vote and each share of our Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of the Company. As of May 1, 2006, Mr. Robert Rosenkranz, our Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Holders of a majority of the combined voting power of our stockholders have the power to elect all of the members of our Board of Directors (other than the director elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of our assets. We are a party to consulting and other agreements with certain affiliates of Mr. Rosenkranz which are expected to continue in accordance with their terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There were no unregistered sales of equity securities during the period covered by this report.

     Issuer Purchases of Equity Securities.

     The following table shows the purchases of equity securities under the Company's existing repurchase program during the three months ended March 31, 2006:

                                                  Total Number
                                                    of Shares         Maximum
                                                    Purchased        Number of
                                                     as Part        Shares that
                          Total                    of Publicly       May Yet Be
                        Number of     Average       Announced     Purchased Under
                          Shares    Price Paid        Plans          the Plans
                        Purchased    per Share   or Programs(1)    or Programs(2)
                        ---------   ----------   --------------   ---------------
January 1 - 31, 2006          --          --              --               --
February 1 - 28, 2006    150,000      $52.02         150,000          793,050
March 1 - 31, 2006       170,600      $51.43         170,600          622,450
                         -------                     -------
Total                    320,600      $51.71         320,600          622,450
                         =======                     =======

(1) As of March 31, 2006, the Company had purchased 3,030,635 shares, at a total cost of $82.6 million in the open market. In addition, during 2004, the Company received 13,176 shares of the Company's Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, which increased the total number of shares of treasury stock outstanding to 3,043,811, as of March 31, 2006.

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

Item 6. Exhibits

          10.1 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended

          11.1 Computation of Results per Share of Common Stock (incorporated by reference to Note E to the Consolidated Financial Statements included elsewhere herein)

          31.1 Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

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

                                       DELPHI FINANCIAL GROUP, INC. (Registrant)


                                        /s/ ROBERT ROSENKRANZ
                                        ----------------------------------------
                                        Robert Rosenkranz
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


                                        /s/ THOMAS W. BURGHART
                                        ----------------------------------------
                                        Thomas W. Burghart
                                        Vice President and Treasurer
                                        (Principal Accounting and Financial
                                        Officer)

Date: May 9, 2006