Form 10-Q
period 2006-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2006-08-08
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                     (302) 478-5142              13-3427277
(State or other jurisdiction       (Registrant's telephone      (I.R.S. Employer
      of incorporation                number, including          Identification
      or organization)                   area code)                  Number)

  1105 North Market Street, Suite 1230,
   P.O. Box 8985, Wilmington, Delaware                                   19899
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

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
                        Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

   As of July 31, 2006, the Registrant had 43,039,911 shares of Class A Common
         Stock and 5,671,744 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Financial Statements

            Consolidated Statements of Income for the Three and
               Six Months Ended June 30, 2006 and 2005...................     3

            Consolidated Balance Sheets at June 30, 2006 and
               December 31, 2005.........................................     4

            Consolidated Statements of Shareholders' Equity for the
               Six Months Ended June 30, 2006 and 2005...................     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2006 and 2005...................     6

            Notes to Consolidated Financial Statements...................     7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................    12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    17

   Item 4.  Controls and Procedures......................................    17

PART II. OTHER INFORMATION

   Item 1A. Risk Factors.................................................    18

   Item 4.  Submission of Matters to a Vote of Security Holders..........    22

   Item 6.  Exhibits.....................................................    22

   Signatures............................................................    23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                -------------------   -------------------
                                                                  2006       2005       2006       2005
                                                                --------   --------   --------   --------
Revenue:
   Premium and fee income ...................................   $280,270   $246,097   $543,229   $481,954
   Net investment income ....................................     60,786     55,067    119,815    108,450
   Net realized investment (losses) gains ...................       (294)     3,320     (1,545)     5,137
                                                                --------   --------   --------   --------
                                                                 340,762    304,484    661,499    595,541
                                                                --------   --------   --------   --------

Benefits and expenses:
   Benefits, claims and interest credited to policyholders ..    204,021    183,912    395,639    360,513
   Commissions ..............................................     17,841     15,142     34,262     30,144
   Amortization of cost of business acquired ................     19,194     16,602     37,237     31,968
   Other operating expenses .................................     41,844     38,426     83,141     75,151
                                                                --------   --------   --------   --------
                                                                 282,900    254,082    550,279    497,776
                                                                --------   --------   --------   --------
      Income from continuing operations before interest
         and income tax expense .............................     57,862     50,402    111,220     97,765

Interest expense:
   Corporate debt ...........................................      5,093      4,261      9,779      7,931
   Junior subordinated deferrable interest debentures .......      1,297      1,199      2,568      2,370
                                                                --------   --------   --------   --------
                                                                   6,390      5,460     12,347     10,301
                                                                --------   --------   --------   --------
      Income from continuing operations before income
         tax expense ........................................     51,472     44,942     98,873     87,464
Income tax expense ..........................................     15,648     13,952     30,217     27,227
                                                                --------   --------   --------   --------
      Income from continuing operations .....................     35,824     30,990     68,656     60,237
(Loss) income from discontinued operations, net of income
   tax (benefit) expense ....................................     (2,923)       987     (2,933)     1,847
                                                                --------   --------   --------   --------
      Net income ............................................   $ 32,901   $ 31,977   $ 65,723   $ 62,084
                                                                ========   ========   ========   ========

Basic results per share of common stock:
   Income from continuing operations ........................   $   0.72   $   0.64   $   1.39   $   1.24
   Net income ...............................................   $   0.66   $   0.66   $   1.33   $   1.28

Diluted results per share of common stock:
   Income from continuing operations ........................   $   0.71   $   0.62   $   1.35   $   1.21
   Net income ...............................................   $   0.65   $   0.64   $   1.29   $   1.24
Dividends paid per share of common stock ....................   $   0.08   $   0.06   $   0.15   $   0.12

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     June 30,    December 31,
                                                                                       2006          2005
                                                                                    ----------   ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale .............................   $3,250,672    $3,244,764
      Short-term investments ....................................................      203,944        94,308
      Other investments .........................................................      606,490       573,532
                                                                                    ----------    ----------
                                                                                     4,061,106     3,912,604
   Cash .........................................................................       35,744        28,493
   Cost of business acquired ....................................................      272,374       248,138
   Reinsurance receivables ......................................................      397,170       413,113
   Goodwill .....................................................................       93,929        93,929
   Securities lending collateral ................................................      250,725       244,821
   Other assets .................................................................      250,227       235,644
   Assets held in separate account ..............................................      105,633        99,428
                                                                                    ----------    ----------
      Total assets ..............................................................   $5,466,908    $5,276,170
                                                                                    ==========    ==========
Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ......................................................................   $  276,522    $  273,486
      Disability and accident ...................................................      574,077       539,929
   Unpaid claims and claim expenses:
      Life ......................................................................       52,280        55,885
      Disability and accident ...................................................      264,521       247,093
      Casualty ..................................................................      775,355       746,479
   Policyholder account balances ................................................    1,131,330     1,039,610
   Corporate debt ...............................................................      261,750       234,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
      securities issued by unconsolidated subsidiaries ..........................       59,762        59,762
   Securities lending payable ...................................................      250,725       244,821
   Other liabilities and policyholder funds .....................................      678,287       701,888
   Liabilities related to separate account ......................................      105,633        99,428
                                                                                    ----------    ----------
      Total liabilities .........................................................    4,430,242     4,243,131
                                                                                    ----------    ----------
   Shareholders' equity:
      Preferred Stock, $.01 par; 50,000,000 shares authorized ...................           --            --
      Class A Common Stock, $.01 par; 150,000,000 shares authorized;
         47,545,623 and 31,274,166 shares issued and outstanding, respectively ..          476           313
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,671,744 and 3,904,481 shares issued and outstanding, respectively ....           57            39
      Additional paid-in capital ................................................      458,152       442,531
      Accumulated other comprehensive (loss) income .............................      (33,916)       20,264
      Retained earnings .........................................................      694,867       636,285
      Treasury stock, at cost; 4,565,716 and 2,723,211 shares of
         Class A Common Stock, respectively .....................................      (82,970)      (66,393)
                                                                                    ----------    ----------
         Total shareholders' equity .............................................    1,036,666     1,033,039
                                                                                    ----------    ----------
            Total liabilities and shareholders' equity ..........................   $5,466,908    $5,276,170
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Accumulated
                                          Class A   Class B   Additional      Other
                                           Common    Common     Paid-in    Comprehensive   Retained   Treasury
                                           Stock     Stock      Capital    Income (Loss)   Earnings     Stock       Total
                                          -------   -------   ----------   -------------   --------   --------   ----------
Balance, January 1, 2005 ..............     $304      $39     $406,908      $ 57,371      $534,540   $(59,314)  $  939,848
                                                                                                                ----------
Net income ............................       --       --           --            --        62,084         --       62,084
Other comprehensive income:
   Decrease in net unrealized
      appreciation on investments .....       --       --           --        (4,497)           --         --       (4,497)
   Decrease in net loss on
      cash flow hedge .................       --       --           --           392            --         --          392
                                                                                                                ----------
Comprehensive income ..................                                                                             57,979
Issuance of stock, exercise of stock
   options and share conversions ......        4       --       12,410            --            --         --       12,414
Stock-based compensation ..............       --       --        1,624            --            --         --        1,624
Cash dividends ........................       --       --           --            --        (5,734)        --       (5,734)
                                            ----      ---     --------      --------      --------   --------   ----------
Balance, June 30, 2005 ................     $308      $39     $420,942      $ 53,266      $590,890   $(59,314)  $1,006,131
                                            ====      ===     ========      ========      ========   ========   ==========
Balance, January 1, 2006 ..............     $313      $39     $442,531      $ 20,264      $636,285   $(66,393)  $1,033,039
                                                                                                                ----------
Net income ............................       --       --           --            --        65,723         --       65,723
Other comprehensive loss:
   Decrease in net unrealized
      appreciation on investments .....       --       --           --       (54,572)           --         --      (54,572)
   Decrease in net loss on
      cash flow hedge .................       --       --           --           392            --         --          392
                                                                                                                ----------
Comprehensive income ..................                                                                             11,543
Issuance of stock, exercise of stock
   options and share conversions ......        4       (1)      12,395            --            --         --       12,398
Stock-based compensation ..............       --       --        3,405            --            --         --        3,405
Acquisition of treasury stock .........       --       --           --            --            --    (16,577)     (16,577)
Cash dividends ........................       --       --           --            --        (7,141)        --       (7,141)
Three-for-two stock split .............      159       19         (179)           --            --         --           (1)
                                            ----      ---     --------      --------      --------   --------   ----------
Balance, June 30, 2006 ................     $476      $57     $458,152      $(33,916)     $694,867   $(82,970)  $1,036,666
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   -----------------------
                                                                                      2006         2005
                                                                                   ---------   -----------
Operating activities:
   Net income ..................................................................   $  65,723   $    62,084
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Change in policy liabilities and policyholder accounts ...................      90,667       105,025
      Net change in reinsurance receivables and payables .......................      15,233         8,593
      Amortization, principally the cost of business acquired and investments ..      32,861        30,522
      Deferred costs of business acquired ......................................     (49,607)      (44,481)
      Net realized losses (gains) on investments ...............................       1,545        (5,137)
      Net change in federal income tax liability ...............................      11,034        13,171
      Other ....................................................................     (18,313)      (34,896)
                                                                                   ---------   -----------
         Net cash provided by operating activities .............................     149,143       134,881
                                                                                   ---------   -----------
Investing activities:
   Purchases of investments and loans made .....................................    (711,078)   (1,018,057)
   Sales of investments and receipts from repayment of loans ...................     481,740       793,179
   Maturities of investments ...................................................      97,393       115,663
   Net change in short-term investments ........................................    (109,554)      (45,873)
   Change in deposit in separate account .......................................         217        (4,325)
                                                                                   ---------   -----------
         Net cash used by investing activities .................................    (241,282)     (159,413)
                                                                                   ---------   -----------
Financing activities:
   Deposits to policyholder accounts ...........................................     148,809        52,148
   Withdrawals from policyholder accounts ......................................     (63,290)      (49,151)
   Borrowings under revolving credit facility ..................................      29,000        32,000
   Principal payments under revolving credit facility ..........................      (2,000)       (5,000)
   Other financing activities ..................................................     (13,129)        3,240
                                                                                   ---------   -----------
         Net cash provided by financing activities .............................      99,390        33,237
                                                                                   ---------   -----------
Increase in cash ...............................................................       7,251         8,705
Cash at beginning of period ....................................................      28,493        24,324
                                                                                   ---------   -----------
         Cash at end of period .................................................   $  35,744   $    33,029
                                                                                   =========   ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the June 30, 2005 consolidated financial statements to conform to the June 30, 2006 presentation. On May 4, 2006, the Company's Board of Directors declared a 3-for-2 common stock split effected in the form of a 50% stock dividend, which was distributed on June 1, 2006 to stockholders of record on May 18, 2006. Results per share and applicable share amounts for prior periods have been restated to reflect the stock split. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"). Capitalized terms used herein without definition have the meanings ascribed to them in the 2005 Form 10-K.

Accounting Changes

Stock Options. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. The Company adopted SFAS No. 123R using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and for any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. Accordingly, since the Company adopted SFAS No. 123 in 2003 using the prospective transition method, compensation cost for unvested awards granted prior to 2003 is required to be recognized under SFAS No. 123R. Compensation cost recognized for such awards was not material to the results of operations of the Company for the three and six months ended June 30, 2006.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense only as they occur. In the first half of 2006, the Company recorded an adjustment for expected forfeitures as a reduction in stock-based compensation expense, which is included within other operating expenses on the Company's consolidated income statement. The adjustment attributable to compensation expense recognized prior to 2006 for unvested awards as of January 1, 2006 was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the results of operations of the Company. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. These cash flows were not material to the Company's consolidated statements of cash flows for the three and six months ended June 30, 2006.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date (dollars in thousands, except for per share data):

                                                                     Three Months   Six Months
                                                                         Ended         Ended
                                                                       June 30,      June 30,
                                                                         2005          2005
                                                                     ------------   ----------
Net income, as reported ..........................................     $31,977       $62,084
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ............         641         1,296
Deduct: Stock-based employee compensation expense
   determined under the fair value based method for all awards,
   net of related tax effects ....................................        (712)       (1,452)
                                                                       -------       -------
Pro forma net income .............................................     $31,906       $61,928
                                                                       =======       =======
Earnings per share:
   Basic, as reported ............................................     $  0.66       $  1.28
   Basic, pro forma ..............................................        0.66          1.28
   Diluted, as reported ..........................................     $  0.64       $  1.24
   Diluted, pro forma ............................................        0.63          1.23

The Company recognized stock compensation expenses of $3.7 million and $1.8 million in the first half of 2006 and 2005, respectively, of which $1.9 million and $0.9 million was recognized in the second quarter of 2006 and 2005, respectively. The remaining unrecognized compensation expense related to unvested awards at June 30, 2006 was $18.6 million and the weighted-average period of time over which this expense will be recognized is 3.1 years.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first half of 2006: expected volatility - 24.4%, expected dividends - 0.9%, expected lives of the options - 6.5 years, and the risk free rate - 4.8. The following weighted average assumptions were used for the first half of 2005: expected volatility - 23.4%, expected dividends - 0.8%, expected lives of the options - 5.0 years, and the risk free rate - 3.7%.

The expected volatility reflects the Company's past monthly stock price volatility. The expected life of options granted in the first half of 2006 was calculated using the "simplified method" in accordance with Staff Accounting Bulletin 107. For options granted in the first half of 2005, the Company used a projected expected life based on employees' historical exercise behavior. The dividend yield is based on the Company's historical dividend payments. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the expected life of the option using the straight-line method.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Option activity with respect to the Company's plans excluding the performance-contingent incentive options was as follows:

                                                             Weighted
                                                Weighted     Average     Aggregate
                                      Number     Average    Remaining    Intrinsic
                                        of      Exercise   Contractual     Value
            Options                  Options      Price        Term        ($000)
            -------                 ---------   --------   -----------   ---------
Outstanding at January 1, 2006 ..   3,847,821    $17.66
Granted .........................     565,901     33.28
Exercised .......................    (402,504)    13.39
Forfeited .......................     (37,345)    26.97
                                    ---------    ------
Outstanding at June 30, 2006 ....   3,973,873    $20.23        4.7        $64,104
                                    =========    ======        ===        =======
Exercisable at June 30, 2006 ....   2,965,398    $16.92        3.3        $57,638

The weighted average grant date fair value of options granted during the first half of 2006 and 2005 was $8.07 and $7.35, respectively, and during the second quarter of 2006 and 2005 was $11.50 and $6.86, respectively. The cash proceeds from stock options exercised were $5.4 million and $5.8 million for the first half of 2006 and 2005, respectively. The total intrinsic value of options exercised during the first half of 2006 and 2005 was $8.5 million and $8.0 million, respectively.

At June 30, 2006, 3,787,500 performance-contingent incentive options were outstanding with a weighted average exercise price of $24.51, a weighted average contractual term of 7.6 years and an intrinsic value of $44.9 million. None of the options were exercisable at June 30, 2006.

NOTE B - INVESTMENTS

At June 30, 2006, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,250.7 million and an amortized cost of $3,307.0 million. At December 31, 2005, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,244.8 million and an amortized cost of $3,208.7 million.

The summarized aggregate unaudited net income (loss) for the limited partnerships and limited liability companies in which the Company maintained investments at June 30, 2006 was $494.2 million and $703.7 million for the first six months of 2006 and 2005, respectively, and $(900.6) million and $354.0 million for the second quarters of 2006 and 2005, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE C - SEGMENT INFORMATION

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                               -------------------   -------------------
                                                 2006       2005       2006       2005
                                               --------   --------   --------   --------
                                                         (dollars in thousands)
Revenues:
   Group employee benefit products (1) .....   $307,891   $271,973   $598,159   $530,309
   Asset accumulation products .............     24,296     20,755     47,403     43,445
   Other (2) ...............................      8,869      8,436     17,482     16,650
                                               --------   --------   --------   --------
                                                341,056    301,164    663,044    590,404
   Net realized investment (losses) gains ..       (294)     3,320     (1,545)     5,137
                                               --------   --------   --------   --------
                                               $340,762   $304,484   $661,499   $595,541
                                               ========   ========   ========   ========
Operating income:
   Group employee benefit products (1) .....   $ 56,031   $ 45,590   $107,087   $ 86,914
   Asset accumulation products .............      6,383      4,424     13,351     10,757
   Other (2) ...............................     (4,258)    (2,932)    (7,673)    (5,043)
                                               --------   --------   --------   --------
                                                 58,156     47,082    112,765     92,628
   Net realized investment (losses) gains ..       (294)     3,320     (1,545)     5,137
                                               --------   --------   --------   --------
                                               $ 57,862   $ 50,402   $111,220   $ 97,765
                                               ========   ========   ========   ========

(1) During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business. Prior period information has been restated to conform to the current period presentation.

(2) Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

NOTE D - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income and other comprehensive (loss) income, which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the Company's annual report on Form 10-K for the year ended December 31, 2005. Total comprehensive income was $11.5 million and $58.0 million for the first six months of 2006 and 2005, respectively, and $1.6 million and $60.7 million for the second quarters of 2006 and 2005, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE E - COMPUTATION OF RESULTS PER SHARE

On May 4, 2006, the Company's Board of Directors declared a 3-for-2 common stock split effected in the form of a 50% stock dividend, which was distributed on June 1, 2006 to stockholders of record on May 18, 2006. A total of 17,737,749 shares of common stock were issued in connection with the split, and the aggregate amount of $0.2 million, equal to the par value of the common stock issued, was reclassified from additional paid-in capital to common stock. The stated par value of each share remained at $0.01. Results per share and applicable share amounts for prior periods have been restated to reflect the stock split. The following table sets forth the calculation of basic and diluted results per share.

                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                    ------------------   -----------------
                                                       2006      2005      2006      2005
                                                     -------   -------   -------   -------
                                                            (dollars in thousands,
                                                            except per share data)
Numerator:
   Income from continuing operations ............    $35,824   $30,990   $68,656   $60,237
   (Loss) income from discontinued operations,
      net of income tax (benefit) expense .......     (2,923)      987    (2,933)    1,847
                                                     -------   -------   -------   -------
   Net income ...................................    $32,901   $31,977   $65,723   $62,084
                                                     =======   =======   =======   =======
Denominator:
   Weighted average common shares outstanding ...     49,462    48,639    49,471    48,552
      Effect of dilutive securities .............      1,260     1,314     1,302     1,371
                                                     -------   -------   -------   -------
   Weighted average common shares outstanding,
      assuming dilution .........................     50,722    49,953    50,773    49,923
                                                     =======   =======   =======   =======
Basic results per share of common stock:
   Income from continuing operations ............    $  0.72   $  0.64   $  1.39   $  1.24
   (Loss) income from discontinued operations,
      net of income tax (benefit) expense .......      (0.06)     0.02     (0.06)     0.04
                                                     -------   -------   -------   -------
   Net income ...................................    $  0.66   $  0.66   $  1.33   $  1.28
                                                     =======   =======   =======   =======
Diluted results per share of common stock:
   Income from continuing operations ............    $  0.71   $  0.62   $  1.35   $  1.21
   (Loss) income from discontinued operations,
      net of income tax (benefit) expense .......      (0.06)     0.02     (0.06)     0.03
                                                     -------   -------   -------   -------
   Net income ...................................    $  0.65   $  0.64   $  1.29   $  1.24
                                                     =======   =======   =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers who are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. Accordingly, the Company reclassified the operating results of this business as discontinued operations. Prior period information has been reclassified to conform to the current period presentation.

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

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's annual report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"). Capitalized terms used herein without definition have the meanings ascribed to them in the 2005 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2005 Form 10-K in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results" and in Part II Item 1A, "Risk Factors."

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to
Six Months Ended June 30, 2005

Summary of Results. Net income was $65.7 million, or $1.29 per diluted share, in the first half of 2006 as compared to $62.1 million, or $1.24 per diluted share, in the first half of 2005. Net income in the first half of 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(1.0) million, or $(0.02) per diluted share, and $3.3 million, or $0.07 per diluted share, respectively. Net income in the first half of 2006 benefited from growth in income from the Company's core group employee benefit products, increased investment spreads on the Company's asset accumulation products and an increase in net investment income, and was adversely impacted by an increase in interest expense and losses from discontinued operations. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 14% in the first half of 2006 and the combined ratio (loss ratio plus expense ratio) for these products decreased to 93.0% in the first half of 2006 from 94.8% in the first half of 2005. Net investment income in the first half of 2006, which increased 10% from the first half of 2005, reflects a 10% increase in average invested assets. The increase in interest expense was primarily due to the increases in the Company's weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first half of 2006 as compared to the first half of 2005. During the first half of 2006 and 2005, the Company had (losses) income from discontinued operations (net of the related income tax (benefit) expense) of $(2.9) million, or $(0.06) per diluted share, and $1.8 million, or $0.03 per diluted share, respectively, attributable to its non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005.

Premium and Fee Income. Premium and fee income in the first half of 2006 was $543.2 million as compared to $482.0 million in the first half of 2005, an increase of 13%. Premiums from core group employee benefit products increased 14% to $518.4 million in the first half of 2006 from $455.7 million in the first half of 2005. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and improved persistency. Premiums from excess workers' compensation insurance for self-insured employers increased 18% to $123.6 million in the first half of 2006 from $104.5 million in the first half of 2005. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. In its renewals of insurance coverages during the first half of 2006, SNCC continued to obtain higher SIR levels, which are up 9%, while maintaining its pricing. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 103% to $33.7 million in the first half of 2006 from $16.6 million in the first half of 2005 and the retention of existing customers in the first half of 2006 remained strong. Excess workers' compensation new business production for the important July renewal season increased 68% to $15.0 million in 2006 from $8.9 million in 2005. New business production for 2006 benefited from a renewal rights agreement into which SNCC entered in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 12% to $394.8 million in the first half of 2006 from $351.1 million in the first half of 2005, primarily reflecting new business production, improved retention of existing customers and growth in the Company's turnkey disability business. New business production for the Company's other core group employee benefit products was $88.6 million in the first half of 2006 and $92.2 million in the first half of 2005. New business production does not include premiums from the Company's turnkey disability business. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 16% increase in production based on the number of cases sold as compared to 2005. The Company continued to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products, consisting of new annuity sales and funding agreements, were $144.7 million in the first half of 2006 as compared to $48.9 million in the first half of 2005. The increase in deposits reflects the issuance of $100.0 million of fixed and floating rate funding agreements during the first quarter of 2006 under the Company's new program under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company's asset accumulation products are recorded as liabilities rather than as premiums.

Net Investment Income. Net investment income in the first half of 2006 was $119.8 million as compared to $108.5 million in the first half of 2005, an increase of 10%. The level of net investment income in the 2006 period reflects a 10% increase in average invested assets in the first half of 2006 from the first half of 2005 and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.3% for the first half of 2006 and 6.2% for the first half of 2005.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains were $(1.5) million in the first half of 2006 as compared to $5.1 million in the first half of 2005. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2006 and 2005, the Company recognized $0.7 million and $6.3 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first half of 2006 and 2005, the Company recognized $2.2 million and $1.2 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $550.3 million as compared to $497.8 million in the first half 2005, an increase of 11%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects additions to reserves for prior years' claims and claim expenses in the amount of $10.2 million due to adverse loss experience, primarily arising from the Company's excess workers' compensation line and due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years of 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits products decreased to 93.0% in the first half of 2006 from 94.8% in the first half of 2005. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.6% in the first half of 2006 and 2005.

Interest Expense. Interest expense was $12.3 million in the first half of 2006 as compared to $10.3 million in the first half of 2005, an increase of $2.0 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under the Company's revolving credit facility during the first half of 2006 as compared to the first half of 2005.

Income Tax Expense. Income tax expense was $30.2 million in the first half of 2006 as compared to $27.2 million in the first half of 2005. The Company's effective tax rate was 30.6% in the first half of 2006 and 31.1% in the first half of 2005.

(Loss) Income from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and did not enter into or renew any assumed property reinsurance contracts. In the first half of 2006, the Company recognized an after-tax operating loss of $(2.9) million, or $(0.06) per diluted share, net of an income tax benefit of $1.6 million, substantially all of which was attributable to additional losses relating to the Katrina and Wilma hurricanes which occurred in 2005. In the first half of 2005, the Company recognized after-tax operating income of $1.8 million, or $0.03 per diluted share, net of income tax expense of $1.0 million from this business.

Three Months Ended June 30, 2006 Compared to
Three Months Ended June 30, 2005

Summary of Results. Net income was $32.9 million, or $0.65 per diluted share, for the second quarter of 2006 as compared to $32.0 million, or $0.64 per diluted share, for the second quarter of 2005. Net income in the second quarter of 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(0.2) million, or $0 per diluted share, and $2.2 million, or $0.04 per diluted share, respectively. The increase in net income in the second quarter of 2006 is primarily attributable to growth in income from group employee benefit products, increased investment spreads on the Company's asset accumulation products and an increase in net investment income, partially offset by an increase in interest expense and losses from discontinued operations. Premiums from the Company's core group employee benefit products increased 16% in the second quarter of 2006 and the combined ratio (loss ratio plus expense ratio) decreased to 92.4% in the second quarter of 2006 from 94.7% in the second quarter of 2005. The 10% increase in net investment income in the second quarter of 2006 from the second quarter of 2005 reflects a 10% increase in average invested assets. The increase in interest expense was primarily due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the second quarter of 2006 as compared to the second quarter of 2005. During the second quarter of 2006 and 2005, the Company had (losses) income from discontinued operations (net of the related income tax (benefit) expense) of $(2.9) million, or $(0.06) per diluted share, and $1.0 million, or $0.02 per diluted share, respectively, attributable to its non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005.

Premium and Fee Income. Premium and fee income for the second quarter of 2006 was $280.3 million as compared to $246.1 million for the second quarter of 2005, an increase of 14%. Premiums from core group employee benefit products increased 16% to $267.4 million for the second quarter of 2006 from $230.0 million for the second quarter of 2005. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and improved persistency. Premiums from excess workers' compensation insurance for self-insured employers increased 24% to $65.3 million for the second quarter of 2006 from $52.9 million for the second quarter of 2005. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. In its renewals of insurance coverages during the second quarter of 2006, SNCC continued to obtain higher SIR levels which were up 10%, while maintaining its pricing. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 98% to $9.1 million in the second quarter of 2006 from $4.6 million for the second quarter of 2005 and the retention of existing customers in the second quarter of 2006 remained strong. Excess workers' compensation new business production for the important July renewal season increased 68% to $15.0 million in 2006 from $8.9 million in 2005. New business production for 2006 benefited from a renewal rights agreement into which SNCC entered July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 14% to $202.1 million for the second quarter of 2006 from $177.1 million for the second quarter of 2005, primarily reflecting new business production, improved retention of existing customers and growth in the Company's turnkey disability business. New business production for the Company's other core group employee benefit products was $44.3 million for the second quarter of 2006 and $46.3 million for the second quarter of 2005. New business production does not include premiums from the Company's turnkey disability business. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 16% increase in production based on the number of cases sold as compared to the second quarter of 2005. The Company continued to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $23.7 million for the second quarter of 2006 as compared to $27.5 million for the second quarter of 2005. The decrease in deposits was attributable to the increase in short-term interest rates, which has caused short-term investment products to be an attractive alternative to fixed annuity products. Deposits from the Company's assets accumulation products are recorded as liabilities rather than as premiums.

Net Investment Income. Net investment income in the second quarter of 2006 was $60.8 million as compared to $55.1 million in the second quarter of 2005, an increase of 10%. The level of net investment income in the 2006 period reflects a 10% increase in average invested assets in such period and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.3% for the second quarter of 2006 and 6.2% in the second quarter of 2005.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains were $(0.3) million for the second quarter of 2006 as compared to $3.3 million for the second quarter of 2005. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2006 and 2005, the Company recognized $1.2 million and $4.0 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the second quarters of 2006 and 2005, the Company recognized $1.5 million and $0.7 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for the other than temporary impairment in valuation which are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Investments" in the 2005 Form 10-K. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

Benefits and Expenses. Policyholder benefits and expenses were $282.9 million for the second quarter of 2006 as compared to $254.1 million for the second quarter of 2005, an increase of 11%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects additions to reserves for prior years' claims and claim expenses in the amount of $11.0 million due to adverse loss experience, primarily arising from the Company's excess workers' compensation line and due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years of 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment decreased to 92.4% in the second quarter of 2006 from 94.7% in the second quarter of 2005.

Interest Expense. Interest expense was $6.4 million for the second quarter of 2006 as compared to $5.5 million for the second quarter of 2005, an increase of $0.9 million. The increase was primarily due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the second quarter 2006 as compared to the second quarter of 2005.

Income Tax Expense. Income tax expense was $15.6 million for the second quarter of 2006 as compared to $14.0 million for the second quarter of 2005. The Company's effective tax rate was 30.4% for the second quarter of 2006 and 31.0% for the second quarter of 2005.

(Loss) Income from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and did not enter into or renew any assumed property reinsurance contracts. In the second quarter of 2006, the Company recognized an after-tax operating loss of $(2.9) million, or $(0.06) per diluted share, net of an income tax benefit of $1.6 million, substantially all of which was attributable to additional losses relating to the Katrina and Wilma hurricanes which occurred in 2005. In the second quarter of 2005, the Company recognized after-tax operating income of $1.0 million, or $0.02 per diluted share, net of income tax expense of $0.5 million from this business.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $114.3 million of financial resources available at the holding company level at June 30, 2006, which was primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $72.5 million during 2006, of which $0.8 million has been paid to the holding company during the first six months of 2006. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $82.0 million of borrowings available to it under its revolving credit facility as of June 30, 2006. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

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

On August 3, 2006, the Company's Board of Directors declared a cash dividend of $0.08 per share, which will be paid on the Company's Class A Common Stock and Class B Common Stock on August 31, 2006.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Cash Flows. Operating activities increased cash by $149.1 million and $134.9 million in the first half of 2006 and 2005, respectively. Net investing activities used $241.3 million of cash during the first half of 2006 primarily for the purchase of securities, and financing activities provided $99.4 million of cash principally due to the issuance of funding agreements and an increase in borrowings under the Company's revolving credit facility, partially offset by repurchases of the Company's Class A Common Stock having a total cost of $16.6 million.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2006, the Company repurchased 480,900 shares of its Class A Common Stock for a total cost of $16.6 million with a volume weighted average price of $34.47 per share. At June 30, 2006, the repurchase of approximately 0.9 million shares remained authorized under this program.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $4.1 billion at June 30, 2006, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships and short-term investments. During the first half of 2006, the market value of the Company's investment portfolio, in relation to its amortized cost, decreased by $93.8 million from year-end 2005, before related changes in the cost of business acquired of $11.9 million and the income tax provision of $27.4 million. In addition, the Company recognized pre-tax net investment losses of $1.5 million in the first half of 2006. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at June 30, 2006. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" and Part II
Item 1A, "Risk Factors" for a discussion of various risks relating to the Company's investment portfolio.

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

In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts will expire prior to the end of the third quarter of 2006. Although the Company will continue to collect modest amounts of premium and pay losses under the terms of the remaining contracts until their expiration, these amounts are not expected to be material to the Company's financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment," "outlook" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part II
Item 1A, "Risk Factors." The Company disclaims any obligation to update forward-looking information.

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

     THE COMPANY'S INVESTMENT AND FINANCING STRATEGY EXPOSES THE COMPANY TO DEFAULT AND OTHER RISKS.

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

At June 30, 2006, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At June 30, 2006, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 14.0 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

     THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance arrangements with other insurance and reinsurance companies. Under the Company's reinsurance arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance will increase the Company's risk of loss and any increase in the cost of reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. In either case, the Company's operating results could be adversely affected unless it is able to accordingly adjust the prices or other terms of its insurance policies or successfully implement other operational initiatives, as to which no assurance can be given. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company obtains reinsurance primarily through indemnity reinsurance transactions in which the Company is still liable for the transferred risks if the reinsurers fail to meet their financial obligations. Such failures could materially adversely affect the Company's results of operations, liquidity or financial condition.

Following the terrorist events of September 11, 2001, due to various factors, higher prices and less favorable terms and conditions have been offered in the reinsurance market. In the future, the Company's reinsurers may continue to seek price increases, although the extent of any such increases cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002, which would result in the Company retaining a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, which terminates on December 31, 2007, the federal government will pay 90% and 85% of the Company's covered losses above the annual deductible during 2006 and 2007, respectively, relating to acts of international terrorism from property and casualty products directly written by SNCC. The occurrence of a significant terrorist or catastrophic event could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

In April 2004, the New York Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company has received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office, the North Carolina Department of Insurance and the Ohio Department of Insurance in connection with their investigations. The Company anticipates that additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.

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

     THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of July 2006 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of July 2006 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that these current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of July 2006 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb, BBB, Baa3 and BBB, respectively. The ratings for RSLIC's fixed and floating rate funding agreements as of July 2006 from A.M. Best, Moody's and Standard & Poor's were a, A3 and A, respectively.

     ALMOST HALF OF THE VOTING POWER OF DELPHI IS CONTROLLED BY ROBERT ROSENKRANZ, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SECURITYHOLDERS.

Each share of Delphi's Class A Common Stock entitles the holder to one vote and each share of Delphi's Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of August 1, 2006, Mr. Robert Rosenkranz, our Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Holders of a majority of the combined voting power of Delphi's stockholders have the power to elect all of the members of its Board of Directors (other than the director elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of its assets. We are a party to consulting and other agreements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 3, 2006. The directors elected at the meeting will serve for a term ending on the date of the 2007 Annual Meeting of Stockholders. The directors elected at the meeting were Philip R. O'Connor, Robert Rosenkranz, Kevin R. Brine, Lawrence E. Daurelle, Edward A. Fox, Steven A. Hirsh, Harold F. Ilg, James
     M. Litvack, James N. Meehan, Donald A. Sherman, Robert M. Smith, Jr. and Robert F. Wright. One director is voted upon by the Class A stockholders, voting separately as a class. At the 2006 Annual Meeting that director was Mr. O'Connor.

     The voting results for all matters at the meeting were as follows:

     1)   Election of Directors

                                      VOTES
                             ----------------------
                                           Withhold
                                 For      Authority
                             ----------   ---------
Class A Director:
   Philip R. O'Connor.....   22,024,268   3,856,087
Directors:
   Robert Rosenkranz......   50,780,316   3,558,014
   Kevin R. Brine.........   51,874,907   2,463,423
   Lawrence E. Daurelle...   50,584,166   3,754,164
   Edward A. Fox..........   50,670,545   3,667,785
   Steven A. Hirsh........   51,457,182   2,881,148
   Harold F. Ilg..........   50,584,963   3,753,367
   James M. Litvack.......   51,453,982   2,884,348
   James N. Meehan........   48,781,516   5,556,814
   Donald A. Sherman......   50,582,166   3,756,164
   Robert M. Smith, Jr....   50,585,210   3,753,120
   Robert F. Wright.......   51,467,887   2,870,443

     2) Other Matters - The proposal to amend the 2003 Employee Long-Term Incentive and Share Award Plan to increase the number of shares available thereunder from 3,750,000 shares to 5,250,000 shares received 33,367,910 votes for approval and 18,441,435 votes against approval, with 8,722 votes abstaining and 2,520,263 broker non-votes.

ITEM 6. EXHIBITS

10.1   Employment letter, dated April 19, 2006, for Donald A. Sherman

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

Date: August 8, 2006