Form 10-Q
period 2006-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2006-11-08
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                  (302) 478-5142             13-3427277
(State or other jurisdiction   (Registrant's telephone      (I.R.S. Employer
     of incorporation or          number, including      Identification Number)
        organization)                 area code)

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

As of October 31, 2006, the Registrant had 43,385,758 shares of Class A Common Stock and 5,671,744 shares of Class B Common Stock outstanding.

                          DELPHI FINANCIAL GROUP, INC.
                                    FORM 10-Q
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Item 1. Financial Statements

            Consolidated Statements of Income for the Three and
               Nine Months Ended September 30, 2006 and 2005.............     3

            Consolidated Balance Sheets at September 30, 2006 and
               December 31, 2005.........................................     4

            Consolidated Statements of Shareholders' Equity for the
               Nine Months Ended September 30, 2006 and 2005.............     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2006 and 2005.............     6

            Notes to Consolidated Financial Statements...................     7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    12

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk....................................................    17

         Item 4. Controls and Procedures ................................    18

PART II. OTHER INFORMATION

         Item 1A. Risk Factors...........................................    18

         Item 6. Exhibits................................................    22

         Signatures......................................................    22

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended     Nine Months Ended
                                                                   September 30,          September 30,
                                                                -------------------   ---------------------
                                                                  2006       2005        2006        2005
                                                                --------   --------   ----------   --------
Revenue:
   Premium and fee income ...................................   $295,190   $250,649   $  838,419   $732,603
   Net investment income ....................................     66,159     53,843      185,974    162,293
   Net realized investment (losses) gains ...................       (335)     3,397       (1,880)     8,534
                                                                --------   --------   ----------   --------
                                                                 361,014    307,889    1,022,513    903,430
                                                                --------   --------   ----------   --------
Benefits and expenses:
   Benefits, claims and interest credited to policyholders ..    217,322    180,644      612,961    541,157
   Commissions ..............................................     18,844     16,843       53,106     46,987
   Amortization of cost of business acquired ................     20,478     17,972       57,715     49,940
   Other operating expenses .................................     45,992     39,975      129,133    115,126
                                                                --------   --------   ----------   --------
                                                                 302,636    255,434      852,915    753,210
                                                                --------   --------   ----------   --------
      Income from continuing operations before interest
         and income tax expense .............................     58,378     52,455      169,598    150,220
Interest expense:
   Corporate debt ...........................................      5,250      3,781       15,029     11,712
   Junior subordinated deferrable interest debentures .......      1,319      1,229        3,887      3,599
                                                                --------   --------   ----------   --------
                                                                   6,569      5,010       18,916     15,311
                                                                --------   --------   ----------   --------
      Income from continuing operations before income
         tax expense ........................................     51,809     47,445      150,682    134,909
Income tax expense ..........................................     15,641     14,607       45,858     41,834
                                                                --------   --------   ----------   --------
      Income from continuing operations .....................     36,168     32,838      104,824     93,075
Income (loss) from discontinued operations, net of income
   tax expense (benefit) ....................................          1    (10,806)      (2,932)    (8,959)
                                                                --------   --------   ----------   --------
      Net income ............................................   $ 36,169   $ 22,032   $  101,892   $ 84,116
                                                                ========   ========   ==========   ========
Basic results per share of common stock:
   Income from continuing operations ........................   $   0.73   $   0.67   $     2.12   $   1.91
   Net income ...............................................   $   0.73   $   0.45   $     2.06   $   1.72
Diluted results per share of common stock:
   Income from continuing operations ........................   $   0.71   $   0.65   $     2.06   $   1.86
   Net income ...............................................   $   0.71   $   0.44   $     2.00   $   1.68
Dividends paid per share of common stock ....................   $   0.08   $   0.06   $     0.23   $   0.18

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    September 30,   December 31,
                                                                                        2006            2005
                                                                                    -------------   ------------
Assets:
   Investments:
      Fixed maturity securities, available for sale .............................    $3,329,065      $3,244,764
      Short-term investments ....................................................       297,276          94,308
      Other investments .........................................................       695,147         573,532
                                                                                     ----------      ----------
                                                                                      4,321,488       3,912,604
   Cash .........................................................................        45,496          28,493
   Cost of business acquired ....................................................       269,179         248,138
   Reinsurance receivables ......................................................       404,970         413,113
   Goodwill .....................................................................        93,929          93,929
   Securities lending collateral ................................................       250,379         244,821
   Other assets .................................................................       263,778         235,644
   Assets held in separate account ..............................................       107,334          99,428
                                                                                     ----------      ----------
      Total assets ..............................................................    $5,756,553      $5,276,170
                                                                                     ==========      ==========
Liabilities and Shareholders' Equity:
   Future policy benefits:
      Life ......................................................................    $  278,770      $  273,486
      Disability and accident ...................................................       593,027         539,929
   Unpaid claims and claim expenses:
      Life ......................................................................        60,265          55,885
      Disability and accident ...................................................       281,504         247,093
      Casualty ..................................................................       808,247         746,479
   Policyholder account balances ................................................     1,126,273       1,039,610
   Corporate debt ...............................................................       263,750         234,750
   Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by
      unconsolidated subsidiaries ...............................................        59,762          59,762
   Securities lending payable ...................................................       250,379         244,821
   Other liabilities and policyholder funds .....................................       794,739         701,888
   Liabilities related to separate account ......................................       107,334          99,428
                                                                                     ----------      ----------
      Total liabilities .........................................................     4,624,050       4,243,131
                                                                                     ==========      ==========
   Shareholders' equity:
      Preferred Stock, $.01 par; 50,000,000 shares authorized ...................            --              --
      Class A Common Stock, $.01 par; 150,000,000 shares authorized;
         47,948,113 and 31,274,166 shares issued and outstanding, respectively ..           479             313
      Class B Common Stock, $.01 par; 20,000,000 shares authorized;
         5,671,744 and 3,904,481 shares issued and outstanding, respectively ....            57              39
      Additional paid-in capital ................................................       470,797         442,531
      Accumulated other comprehensive income ....................................        17,001          20,264
      Retained earnings .........................................................       727,139         636,285
      Treasury stock, at cost; 4,565,716 and 2,723,211 shares of Class A Common
         Stock, respectively ....................................................       (82,970)        (66,393)
                                                                                     ----------      ----------
         Total shareholders' equity .............................................     1,132,503       1,033,039
                                                                                     ----------      ----------
            Total liabilities and shareholders' equity ..........................    $5,756,553      $5,276,170
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Accumulated
                                       Class A   Class B   Additional       Other
                                        Common    Common     Paid-in    Comprehensive   Retained   Treasury
                                        Stock     Stock      Capital       Income       Earnings     Stock       Total
                                       -------   -------   ----------   -------------   --------   --------   ----------
Balance, January 1, 2005 ...........     $304      $39      $406,908       $ 57,371     $534,540   $(59,314)  $  939,848
                                                                                                              ----------
Net income .........................       --       --            --             --       84,116         --       84,116
Other comprehensive income:
   Decrease in net unrealized
      appreciation on investments ..       --       --            --        (28,762)          --         --      (28,762)
   Decrease in net loss on cash
      flow hedge ...................       --       --            --            589           --         --          589
                                                                                                              ----------
Comprehensive income ...............                                                                              55,943
Issuance of stock, exercise of stock
   options and share conversions ...        8       --        26,928             --           --         --       26,936
Stock-based compensation ...........       --       --         2,301             --           --         --        2,301
Cash dividends .....................       --       --            --             --       (8,658)        --       (8,658)
                                         ----      ---      --------       --------     --------   --------   ----------
Balance, September 30, 2005 ........     $312      $39      $436,137       $ 29,198     $609,998   $(59,314)  $1,016,370
                                         ====      ===      ========       ========     ========   ========   ==========
Balance, January 1, 2006 ...........     $313      $39      $442,531       $ 20,264     $636,285   $(66,393)  $1,033,039
                                                                                                              ----------
Net income .........................       --       --            --             --      101,892         --      101,892
Other comprehensive income:
   Decrease in net unrealized
      appreciation on investments ..       --       --            --         (3,852)          --         --       (3,852)
   Decrease in net loss on cash
      flow hedge ...................       --       --            --            589           --         --          589
                                                                                                              ----------
Comprehensive income ...............                                                                              98,629
Issuance of stock, exercise of stock
   options and share conversions ...        7       (1)       21,912             --           --         --       21,918
Stock-based compensation ...........       --       --         6,533             --           --         --        6,533
Acquisition of treasury stock ......       --       --            --             --           --    (16,577)     (16,577)
Cash dividends .....................       --       --            --             --      (11,038)        --      (11,038)
Three-for-two stock split ..........      159       19          (179)            --           --         --           (1)
                                         ----      ---      --------       --------     --------   --------   ----------
Balance, September 30, 2006 ........     $479      $57      $470,797       $ 17,001     $727,139   $(82,970)  $1,132,503
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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                  2006          2005
                                                                                ---------   -----------
Operating activities:
   Net income ...............................................................   $ 101,892   $    84,116
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Change in policy liabilities and policyholder accounts ................     197,987       196,872
      Net change in reinsurance receivables and payables ....................       3,523        10,608
      Amortization, principally the cost of business acquired
         and investments ..... ..............................................      50,397        46,571
      Deferred costs of business acquired ...................................     (77,473)      (69,739)
      Net realized losses (gains) on investments ............................       1,880        (8,534)
      Net change in federal income tax liability ............................      12,193         8,614
      Other .................................................................     (38,463)      (59,614)
                                                                                ---------   -----------
         Net cash provided by operating activities ..........................     251,936       208,894
                                                                                ---------   -----------
Investing activities:
   Purchases of investments and loans made ..................................    (898,282)   (1,460,493)
   Sales of investments and receipts from repayment of loans ................     597,301     1,142,110
   Maturities of investments ................................................     168,327       134,023
   Net change in short-term investments .....................................    (202,886)      (44,566)
   Change in deposit in separate account ....................................      (2,234)       (3,033)
                                                                                ---------   -----------
         Net cash used by investing activities ..............................    (337,774)     (231,959)
                                                                                ---------   -----------
Financing activities:
   Deposits to policyholder accounts ........................................     178,231        80,229
   Withdrawals from policyholder accounts ...................................     (98,778)      (76,031)
   Borrowings under revolving credit facility ...............................      31,000        32,000
   Principal payments under revolving credit facility .......................      (2,000)      (11,000)
   Change in liability for Federal Home Loan Bank advances ..................          --       (15,000)
   Other financing activities ...............................................      (5,612)       14,499
                                                                                ---------   -----------
         Net cash provided by financing activities ..........................     102,841        24,697
                                                                                ---------   -----------
Increase in cash ............................................................      17,003         1,632
Cash at beginning of period .................................................      28,493        24,324
                                                                                ---------   -----------
         Cash at end of period ..............................................   $  45,496   $    25,956
                                                                                =========   ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Delphi Financial Group, Inc. (the "Company," or "Delphi" which terms include the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the September 30, 2005 consolidated financial statements to conform to the September 30, 2006 presentation. On May 4, 2006, the Company's Board of Directors declared a 3-for-2 common stock split effected in the form of a 50% stock dividend, which was distributed on June 1, 2006 to stockholders of record on May 18, 2006. Results per share and applicable share amounts for prior periods have been restated to reflect the stock split. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"). Capitalized terms used herein without definition have the meanings ascribed to them in the 2005 Form 10-K.

Accounting Changes

Stock Options. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. The Company adopted SFAS No. 123R using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and for any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. Accordingly, since the Company adopted SFAS No. 123 in 2003 using the prospective transition method, compensation cost for unvested awards granted prior to 2003 is required to be recognized under SFAS No. 123R. Compensation cost recognized for such awards was not material to the results of operations of the Company for the three and nine months ended September 30, 2006.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense only as they occur. During the first nine months of 2006, the Company recorded an adjustment for expected forfeitures as a reduction in stock-based compensation expense, which is included within other operating expenses on the Company's consolidated income statement. The adjustment attributable to compensation expense recognized prior to 2006 for unvested awards as of January 1, 2006 was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the results of operations of the Company. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. These cash flows were not material to the Company's consolidated statements of cash flows for the three and nine months ended September 30, 2006.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date (dollars in thousands, except for per share data):

                                                                    Three Months    Nine Months
                                                                       Ended           Ended
                                                                   September 30,   September 30,
                                                                        2005            2005
                                                                   -------------   -------------
Net income, as reported ........................................       $22,032        $84,116
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ..........           707          2,003
Deduct: Stock-based employee compensation expense
   determined under the fair value based method  for all awards,
   net of related tax effects ............. ....................          (764)        (2,215)
                                                                       -------        -------
Pro forma net income ...........................................       $21,975        $83,904
                                                                       =======        =======
Earnings per share:
Basic, as reported .............................................       $  0.45        $  1.72
Basic, pro forma ...............................................          0.45           1.72
Diluted, as reported ...........................................       $  0.44        $  1.68
Diluted, pro forma .............................................          0.43           1.66

The Company recognized stock compensation expenses of $7.2 million and $2.9 million in the first nine months of 2006 and 2005, respectively, of which $3.5 million and $1.0 million was recognized in the third quarter of 2006 and 2005, respectively. The remaining unrecognized compensation expense related to unvested awards at September 30, 2006 was $17.2 million and the weighted-average period of time over which this expense will be recognized is 2.9 years.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2006: expected volatility - 24.4%, expected dividends - 0.9%, expected lives of the options - 6.5 years, and the risk free rate - 4.8%. The following weighted average assumptions were used for the first nine months of 2005: expected volatility - 23.3%, expected dividends - 0.8%, expected lives of the options - 5.0 years, and the risk free rate - 3.8%.

The expected volatility reflects the Company's past monthly stock price volatility. The expected life of options granted in the first nine months of 2006 was calculated using the "simplified method" in accordance with Staff Accounting Bulletin 107. For options granted in the first nine months of 2005, the Company used a projected expected life based on employees' historical exercise behavior. The dividend yield is based on the Company's historical dividend payments. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the expected life of the option using the straight-line method.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Option activity with respect to the Company's plans excluding the performance-contingent incentive options was as follows:

                                                                Weighted
                                                   Weighted     Average     Aggregate
                                         Number     Average    Remaining    Intrinsic
                                           of      Exercise   Contractual     Value
Options                                 Options     Price         Term        ($000)
-------                                ---------   --------   -----------   ---------
Outstanding at January 1, 2006 .....   3,847,821    $17.66
Granted ............................     565,901     33.28
Exercised ..........................    (748,908)    13.44
Forfeited ..........................     (47,770)    27.85
Expired ............................        (203)    29.43
                                       ---------    ------
Outstanding at September 30, 2006 ..   3,616,841    $20.84        4.6        $68,862
                                       =========    ======        ===        =======
Exercisable at September 30, 2006 ..   2,638,090    $17.45        3.1        $59,174

The weighted average grant date fair value of options granted during the first nine months of 2006 and 2005 was $8.07 and $7.48, respectively, and during the third quarter of 2005 was $7.98. The Company did not grant any options during the third quarter of 2006. The cash proceeds from stock options exercised were $10.1 million and $14.6 million for the first nine months of 2006 and 2005, respectively. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $17.2 million and $20.1 million, respectively.

At September 30, 2006, 3,787,500 performance-contingent incentive options were outstanding with a weighted average exercise price of $24.51, a weighted average contractual term of 7.4 years and an intrinsic value of $58.2 million. None of the options were exercisable at September 30, 2006.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of SFAS No. 133 and SFAS No. 140." This standard (a) permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only and principal-only securities are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(e) amends SFAS No. 140 to eliminate restrictions on a qualifying special-purpose entity's ability to hold a passive derivative financial instrument that pertains to beneficial interests that are or contain a derivative financial instrument. This statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 155 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which addresses the manner in which fair value should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework that fair value measures should follow under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard will also require companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Prior accounting standards only required footnote disclosure of a plan's funded status. This statement is effective for financial statements issued for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position or results of operations.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." This statement defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, that the adoption of SOP 05-1 will have on its consolidated financial position or results of operations.

NOTE B - INVESTMENTS

At September 30, 2006, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,329.1 million and an amortized cost of $3,300.4 million. At December 31, 2005, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,244.8 million and an amortized cost of $3,208.7 million.

The summarized aggregate unaudited net income for the limited partnerships and limited liability companies in which the Company maintained investments at September 30, 2006 was $2,878.3 million and $1,341.8 million for the first nine months of 2006 and 2005, respectively, and $2,384.1 million and $638.1 million for the third quarter of 2006 and 2005, respectively.

NOTE C - SEGMENT INFORMATION

                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   ---------------------
                                                 2006       2005        2006        2005
                                               --------   --------   ----------   --------
                                                          (dollars in thousands)
Revenues:
   Group employee benefit products (1) .....   $325,743   $274,261   $  923,902   $804,570
   Asset accumulation products .............     26,315     21,634       73,718     65,079
   Other (2) ...............................      9,291      8,597       26,773     25,247
                                               --------   --------   ----------   --------
                                                361,349    304,492    1,024,393    894,896
   Net realized investment (losses) gains ..       (335)     3,397       (1,880)     8,534
                                               --------   --------   ----------   --------
                                               $361,014   $307,889   $1,022,513   $903,430
                                               ========   ========   ==========   ========
Operating income:
   Group employee benefit products (1) .....   $ 57,820   $ 47,417   $  164,907   $134,331
   Asset accumulation products .............      8,134      5,817       21,485     16,574
   Other (2) ...............................     (7,241)    (4,176)     (14,914)    (9,219)
                                               --------   --------   ----------   --------
                                                 58,713     49,058      171,478    141,686
   Net realized investment (losses) gains ..       (335)     3,397       (1,880)     8,534
                                               --------   --------   ----------   --------
                                               $ 58,378   $ 52,455   $  169,598   $150,220
                                               ========   ========   ==========   ========

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE D - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale and the change in the loss on the cash flow hedge described in the 2005 Form 10-K. Total comprehensive income (loss) was $98.6 million and $55.9 million for the first nine months of 2006 and 2005, respectively, and $87.1 million and $(2.0) million for the third quarter of 2006 and 2005, respectively.

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

                                                                      Three Months Ended    Nine Months Ended
                                                                        September 30,         September 30,
                                                                      ------------------   ------------------
                                                                       2006       2005       2006       2005
                                                                      -------   --------   --------   -------
                                                                               (dollars in thousands,
                                                                               except per share data)
Numerator:
   Income from continuing operations ..............................   $36,168   $ 32,838   $104,824   $93,075
   Income (loss) from discontinued operations, net of income tax
      expense (benefit) ...........................................         1    (10,806)    (2,932)   (8,959)
                                                                      -------   --------   --------   -------
   Net income .....................................................   $36,169   $ 22,032   $101,892   $84,116
                                                                      =======   ========   ========   =======
Denominator:
   Weighted average common shares outstanding .....................    49,652     49,350     49,531    48,818
      Effect of dilutive securities ...............................     1,274      1,214      1,293     1,320
                                                                      -------   --------   --------   -------
   Weighted average common shares outstanding, assuming dilution ..    50,926     50,564     50,824    50,138
                                                                      =======   ========   ========   =======
Basic results per share of common stock:
   Income from continuing operations ..............................   $  0.73   $   0.67   $   2.12   $  1.91
   Loss from discontinued operations, net of income tax
      benefit .....................................................        --      (0.22)     (0.06)    (0.19)
                                                                      -------   --------   --------   -------
   Net income .....................................................   $  0.73   $   0.45   $   2.06   $  1.72
                                                                      =======   ========   ========   =======
Diluted results per share of common stock:
   Income from continuing operations ..............................   $  0.71   $   0.65   $   2.06   $  1.86
   Loss from discontinued operations, net of income tax
      benefit .....................................................        --      (0.21)     (0.06)    (0.18)
                                                                      -------   --------   --------   -------
   Net income .....................................................   $  0.71   $   0.44   $   2.00   $  1.68
                                                                      =======   ========   ========   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms and control administrative expenses. The Company transfers its exposure to some group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of certain group employee benefit products is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006. Accordingly, the Company reclassified the operating results of this business as discontinued operations. Prior period information has been reclassified to conform to the current period presentation.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to
Nine Months Ended September 30, 2005

Summary of Results. Net income was $101.9 million, or $2.00 per diluted share, for the first nine months of 2006 as compared to $84.1 million, or $1.68 per diluted share, for the first nine months of 2005. Net income for the first nine months of 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(1.2) million, or $(0.03) per diluted share, and $5.5 million, or $0.11 per diluted share, respectively. Net income for the first nine months of 2006 benefited from growth in income from the Company's core group employee benefit products, increased investment spreads on the Company's asset accumulation products and an increase in net investment income, and was adversely impacted by an increase in interest expense. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. Premiums from the Company's core group employee benefit products increased 15% in the first nine months of 2006 and the combined ratio (loss ratio plus expense ratio) for these products decreased to 93.1% in the first nine months of 2006 from 94.3% in the first nine months of 2005. Net investment income for the first nine months of 2006, which increased 15% from the first nine months of 2005, reflects an 11% increase in average invested assets. The increase in interest expense was primarily due to the increases in the Company's weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first nine months of 2006 as compared to the first nine months of 2005. During the 2006 and 2005 periods, the Company had losses from discontinued operations (net of the related income tax benefit) of $(2.9) million, or $(0.06) per diluted share, and $(9.0) million, or $(0.18) per diluted share, respectively, attributable to the non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005.

Premium and Fee Income. Premium and fee income for the first nine months of 2006 was $838.4 million as compared to $732.6 million for the first nine months of 2005, an increase of 14%. Premiums from core group employee benefit products increased 15% to $798.2 million for the first nine months of 2006 from $692.2 million for the first nine months of 2005. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and improved persistency. Within core group employee benefit products, premiums from excess workers' compensation insurance for self-insured employers increased 19% to $191.3 million for the first nine months of 2006 from $160.4 million for the first nine months of 2005. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. In its renewals of insurance coverage during the first nine months of 2006, SNCC continued to obtain higher SIR levels, which are up 8%, while maintaining its pricing. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 56% to $53.4 million for the first nine months of 2006 from $34.3 million for the first nine months of 2005 and the retention of existing customers for the first nine months of 2006 remained strong. New business production for 2006 benefited from a renewal rights agreement into which SNCC entered in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 14% to $606.9 million for the first nine months of 2006 from $531.8 million for the first nine months of 2005, primarily attributable to new business production, improved retention of existing customers and a 16% increase in premiums from the Company's group disability products. During the first nine months of 2006, premiums from the Company's group disability products increased to $338.1 million from $291.5 million during the first nine months of 2005, reflecting substantial growth in the Company's turnkey disability business. New business production for the Company's other core group employee benefit products was $133.0 million for the first nine months of 2006 as compared to $134.3 million for the first nine months of 2005. New business production does not include premiums from the Company's turnkey disability business. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 12% increase in production based on the number of cases sold as compared to the first nine months of 2005. The Company continued to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products, consisting of new annuity sales and funding agreements, were $171.1 million for the first nine months of 2006 as compared to $74.4 million for the first nine months of 2005. The increase in deposits reflects the issuance of $100.0 million of fixed and floating rate funding agreements during the first quarter of 2006 under the Company's new program under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company's asset accumulation products are recorded as liabilities rather than as premiums.

Net Investment Income. Net investment income for the first nine months of 2006 was $186.0 million as compared to $162.3 million for the first nine months of 2005, an increase of 15%. The level of net investment income in the 2006 period reflects an

11% increase in average invested assets in the first nine months of 2006 from the first nine months of 2005 and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.4% for the first nine months of 2006 and 6.2% for the first nine months of 2005.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains were $(1.9) million for the first nine months of 2006 as compared to $8.5 million for the first nine months of 2005. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2006 and 2005, the Company recognized $1.4 million and $12.7 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first nine months of 2006 and 2005, the Company recognized $3.3 million and $4.2 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $852.9 million for the first nine months of 2006 as compared to $753.2 million for the first nine months of 2005, an increase of 13%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects additions to reserves for prior years' claims and claim expenses in the amount of $21.8 million due to adverse loss experience, primarily arising from the Company's excess workers' compensation line and due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years of 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits products decreased to 93.1% in the first nine months of 2006 from 94.3% in the first nine months of 2005. The weighted average annualized crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.5% and 4.6% for the first nine months of 2006 and 2005, respectively.

Interest Expense. Interest expense was $18.9 million for the first nine months of 2006 as compared to $15.3 million for the first nine months of 2005, an increase of $3.6 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the first nine months of 2006 as compared to the first nine months of 2005.

Income Tax Expense. Income tax expense was $45.9 million for the first nine months of 2006 as compared to $41.8 million for the first nine months of 2005. The Company's effective tax rate was 30.4% for the first nine months of 2006 and 31.0% for the first nine months of 2005.

Loss from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and did not enter into or renew any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006. In the first nine months of 2006, the Company recognized an after-tax operating loss of $(2.9) million, or $(0.06) per diluted share, net of an income tax benefit of $1.6 million, substantially all of which was attributable to additional losses relating to the Katrina and Wilma hurricanes which occurred in 2005. In the first nine months of 2005, the Company recognized an after-tax operating loss of $(9.0) million, or $(0.18) per diluted share, net of income tax benefit of $4.8 million from this business.

Three Months Ended September 30, 2006 Compared to
Three Months Ended September 30, 2005

Summary of Results. Net income was $36.2 million, or $0.71 per diluted share, for the third quarter of 2006 as compared to $22.0 million, or $0.44 per diluted share, for the third quarter of 2005. Net income in the third quarter of 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(0.2) million, or $0.00 per diluted share, and $2.2 million, or $0.04 per diluted share, respectively. The increase in net income in the third quarter of 2006 is primarily attributable to growth in income from group employee benefit products, increased investment spreads on the Company's asset accumulation products and an increase in net investment income, partially offset by an increase in interest expense. Premiums from the Company's core group employee benefit products increased 18% in the third quarter of 2006 and the combined ratio (loss ratio plus expense ratio) was 93.3% in the third quarter of 2006 and 2005. The 23% increase in net investment income in the third quarter of 2006 from the third quarter of 2005 reflects a 10% increase in average invested assets and an increase in the tax equivalent weighted average annualized yield. The increase in interest expense was primarily due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during the third quarter of 2006 as compared to the third quarter of 2005. During the third quarter of 2005, the Company had losses from discontinued operations (net of the related income tax benefit) of $(10.8) million, or $(0.21) per diluted share, attributable to the non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005.

Premium and Fee Income. Premium and fee income for the third quarter of 2006 was $295.2 million as compared to $250.6 million for the third quarter of 2005, an increase of 18%. Premiums from core group employee benefit products increased 18% to $279.8 million for the third quarter of 2006 from $236.5 million for the third quarter of 2005. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and improved persistency. Premiums from excess workers' compensation insurance for self-insured employers increased 21% to $67.7 million for the third quarter of 2006 from $55.9 million for the third quarter of 2005. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. In its renewals of insurance coverages during the third quarter of 2006, SNCC continued to obtain higher SIR levels, which were up 6%, while maintaining its pricing. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 11% to $19.7 million for the third quarter of 2006 from $17.7 million for the third quarter of 2005 and the retention of existing customers in the third quarter of 2006 remained strong. New business production for 2006 benefited from a renewal rights agreement into which SNCC entered in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 17% to $212.1 million for the third quarter of 2006 from $180.7 million for the third quarter of 2005, primarily reflecting new business production, improved retention of existing customers and a 20% increase in premiums from the Company's group disability products. During the third quarter of 2006, premiums from the Company's group disability products increased to $119.2 million from $99.5 million during the third quarter of 2005, reflecting substantial growth in the Company's turnkey disability business. New business production for the Company's other core group employee benefit products increased 5% to $44.4 million for the third quarter of 2006 from $42.2 million for the third quarter of 2005. New business production does not include premiums from the Company's turnkey disability business. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 3% increase in production based on the number of cases sold as compared to the third quarter of 2005. The Company continued to implement price increases for certain existing disability and group life customers.

Deposits from the Company's asset accumulation products were $26.3 million for the third quarter of 2006 as compared to $25.4 million for the third quarter of 2005. Deposits from the Company's asset accumulation products are recorded as liabilities rather than as premiums.

Net Investment Income. Net investment income in the third quarter of 2006 was $66.2 million as compared to $53.8 million in the third quarter of 2005, an increase of 23%. The level of net investment income in the 2006 period reflects a 10% increase in average invested assets in such period, an increase in the tax equivalent weighted average annualized yield and a higher level of tax-exempt interest income. The tax equivalent weighted average annualized yield on invested assets was 6.6% for the third quarter of 2006 compared to 5.9% for the third quarter of 2005. The tax equivalent weighted average annualized yield in 2006 benefited from an increased level of tax-exempt interest income while the tax equivalent weighted average annualized yield in 2005 was adversely impacted as a relatively higher percentage of total investment income was allocated to discontinued operations.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains were $(0.2) million for the third quarter of 2006 as compared to $2.2 million for the third quarter of 2005. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarter of 2006 and 2005, the Company recognized $0.8 million and $6.4 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the third quarter of 2006 and 2005, the Company recognized $1.1 million and $3.0 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $302.6 million for the third quarter of 2006 as compared to $255.4 million for the third quarter of 2005, an increase of 18%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects additions to reserves for prior years' claims and claim expenses in the amount of $11.6 million due to adverse loss experience, primarily arising from the Company's excess workers' compensation line and due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years of 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits segment was 93.3% in the third quarters of 2006 and 2005.

Interest Expense. Interest expense was $6.6 million for the third quarter of 2006 as compared to $5.0 million for the third quarter of 2005, an increase of $1.6 million. The increase was primarily due to the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under the Company's revolving credit facility during the third quarter of 2006 as compared to the third quarter of 2005.

Income Tax Expense. Income tax expense was $15.6 million for the third quarter of 2006 as compared to $14.6 million for the third quarter of 2005. The Company's effective tax rate was 30.2% for the third quarter of 2006 and 30.8% for the third quarter of 2005.

Income (Loss) from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and did not enter into or renew any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006. Income from discontinued operations was not material to net income in the third quarter of 2006. In the third quarter of 2005, the Company recognized an after-tax operating loss of $(10.8) million, or $(0.21) per diluted share, net of income tax benefit of $5.8 million from this business.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company had approximately $121.8 million of financial resources available at the holding company level at September 30, 2006, which was primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company's insurance subsidiaries are permitted, without prior regulatory approval, to make dividends payments totaling $72.5 million during 2006, of which $2.6 million has been paid to the holding company during the first nine months of 2006. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions. The Company had $80.0 million of borrowings available to it under its $200 million revolving credit facility as of September 30, 2006. In October 2006, the Company and its bank lender group amended the Company's $200 million revolving credit facility, which amendment, among other things, increased the maximum borrowings available under the facility to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

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

On November 2, 2006, the Company's Board of Directors declared a cash dividend of $0.08 per share, which will be paid on the Company's Class A Common Stock and Class B Common Stock on November 30, 2006.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Cash Flows. Operating activities increased cash by $251.9 million and $208.9 million in the first nine months of 2006 and 2005, respectively. Net investing activities used $337.8 million of cash during the first nine months of 2006 primarily for the purchase of securities and financing activities provided $102.8 million of cash, principally due to the issuance of funding agreements and an increase in borrowings under the Company's revolving credit facility, partially offset by repurchases of the Company's Class A Common Stock having a total cost of $16.6 million.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2006, the Company repurchased 480,900 shares of its Class A Common Stock for a total cost of $16.6 million with a volume weighted average price of $34.47 per share. At September 30, 2006, the repurchase of approximately 0.9 million shares remained authorized under this program.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $4.3 billion at September 30, 2006, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships, trading account securities and short-term investments. During the first nine months of 2006, the market value of the Company's investment portfolio, in relation to its amortized cost, decreased by $7.2 million from year-end 2005, before related changes in the cost of business acquired of $1.3 million and the income tax provision of $2.1 million. In addition, the Company recognized pre-tax net investment losses of $1.9 million in the first nine months of 2006. The weighted average credit rating of the Company's fixed maturity portfolio as rated by Standard & Poor's Corporation was "AA" at September 30, 2006. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" and Part II Item 1A, "Risk Factors" for a discussion of various risks relating to the Company's investment portfolio.

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

In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006.

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

At September 30, 2006, mortgage-backed securities comprised 22% of the Company's total invested assets. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At September 30, 2006, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 13.7 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary.

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

In April 2004, the New York Attorney General (the "NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company has received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office, the North Carolina Department of Insurance and the Ohio Department of Insurance in connection with their investigations. Additional regulatory inquiries may be received by the Company's insurance subsidiaries in the future. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.

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

     THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of October 2006 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of October 2006 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that the current ratings of the Company's insurance subsidiaries will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of October 2006 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb, BBB, Baa3 and BBB, respectively. The ratings for RSLIC's fixed and floating rate funding agreements as of October 2006 from A.M. Best, Moody's and Standard & Poor's were a, A3 and A, respectively.

     ALMOST HALF OF THE VOTING POWER OF DELPHI IS CONTROLLED BY ROBERT ROSENKRANZ, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SECURITYHOLDERS.

Each share of Delphi's Class A Common Stock entitles the holder to one vote and each share of Delphi's Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of November 1, 2006, Mr. Robert Rosenkranz, our Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Holders of a majority of the combined voting power of Delphi's stockholders have the power to elect all of the members of its Board of Directors (other than the director elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of its assets. We are a party to consulting and other agreements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms.

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

Date: November 8, 2006