Form 10-K
period 2006-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2007-02-28
CIK 859139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _________________

Commission File Number 001-11462

                          DELPHI FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                 (302) 478-5142             13-3427277
----------------------------- ------------------------ -------------------------
(State or other jurisdiction  (Registrant's telephone      (I.R.S. Employer
     of incorporation or       number,including area        Identification
        organization)                  code)                    Number)

    1105 North Market Street, Suite 1230,
    P. O. Box 8985, Wilmington, Delaware                       19899
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

 Class A Common Stock, $.01 par value                  New York Stock Exchange
--------------------------------------               ---------------------------
       (Title of each class)                           (Name of each exchange
                                                        on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                         Yes [X]         No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                        Yes  [ ]         No [X]

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

Large accelerated filer[X]     Accelerated filer[ ]     Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes  [ ]         No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $1,557,402,790.

As of February 15, 2007, the Registrant had 43,475,980 shares of Class A Common Stock and 5,671,744 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          DELPHI FINANCIAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                         ------
PART I.

             Item 1.   Business.........................................................................    3

             Item 1A.  Risk Factors.....................................................................   19

             Item 1B.  Unresolved Staff Comments........................................................   22

             Item 2.   Properties.......................................................................   22

             Item 3.   Legal Proceedings................................................................   23

             Item 4.   Submission of Matters to a Vote of Security Holders..............................   24

PART II.

             Item 5.   Market for the Company's Common Stock and Related Shareholder Matters............   25

             Item 6.   Selected Financial Data..........................................................   27

             Item 7.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operation.........................................................   29

             Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......................   42

             Item 8.   Financial Statements and Supplementary Data......................................   42

             Item 9.   Changes in and Disagreements with Accountants on Accounting
                       And Financial Disclosure.........................................................   42

             Item 9A.  Controls and Procedures..........................................................   42

             Item 9B.  Other Information................................................................   45

PART III.

             Item 10.  Directors, Executive Officers and Corporate Governance...........................   45

             Item 11.  Executive Compensation...........................................................   45

             Item 12.  Security Ownership of Certain Beneficial Owners and Management
                       and Related Stockholder Matters..................................................   45

             Item 13.  Certain Relationships and Related Transactions and Director Independence.........   45

             Item 14.  Principal Accountant Fees and Services...........................................   45

PART IV.

             Item 15.  Exhibits, Financial Statement Schedules..........................................   45

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment," "outlook" or other similar expressions. These statements are subject to various uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See "Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results" in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1. BUSINESS

Delphi Financial Group, Inc. (the "Company" or "Delphi," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), is a holding company whose subsidiaries provide integrated employee benefit services. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess and primary workers' compensation, group life, travel accident and dental. The Company's asset accumulation business emphasizes individual fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Canada. The Company's two reportable segments are group employee benefit products and asset accumulation products. See Notes A and Q to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company's segments.

The Company makes available free of charge on its website at www.delphifin.com/financial/secfilings.html its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably possible after such material has been filed with or furnished to the Securities and Exchange Commission. Additional copies of the Company's annual reports on Form 10-K may be obtained without charge by submitting a written request to the Investor Relations Department, Delphi Financial Group, Inc., 1105 North Market Street, Suite 1230, Wilmington, Delaware 19899.

OPERATING STRATEGY

The Company's operating strategy is to offer financial products and services which have the potential for significant growth, which require specialized expertise to meet the individual needs of its customers and which provide the Company the opportunity to achieve superior operating earnings growth and returns on capital.

The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers, where data from the Bureau of Labor Statistics indicate nearly all of the employment growth in the American economy has occurred in recent years. The Company also markets its group employee benefit products and services to large employers, emphasizing unique programs that integrate both employee benefit insurance coverages and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement as well as the issuance of funding agreements in connection with the offering of funding agreement-backed notes to institutional investors.

The Company's primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company ("RSLIC"), founded in 1907 and having administrative offices in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company ("FRSLIC"), underwrite a diverse portfolio of group life, disability and accident insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2007 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to the Company's insurance subsidiary policyholders and are not directed toward protection of investors in the Company. The Company, through Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), acquired RSLIC and FRSLIC in 1987.

Safety National Casualty Corporation ("SNCC") focuses primarily on providing excess workers' compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers' compensation insurance in the United States. The financial strength rating of SNCC as of February 2007 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. ("SIG"), acquired

SNCC in 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers' compensation products to the self-insured market.

Matrix Absence Management, Inc. ("Matrix"), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in 1998.

GROUP EMPLOYEE BENEFIT PRODUCTS

The Company is a leading provider of group life, disability and excess workers' compensation insurance products to small and mid-sized employers, with more than 25,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment and group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company's ability to market its group employee benefit products to large employers. In 2003, the Company introduced a suite of voluntary group life, disability and accidental death and dismemberment insurance products that are sold to employees on an elective basis at their worksite. This suite of voluntary benefits allows the employees of the Company's clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area; however, no assurance can be given that such efforts will be successful.

The Company's group employee benefit products are sold to employers and groups primarily through independent brokers and agents. The Company's products are marketed to brokers and agents by 139 sales representatives and managers. RSLIC had 125 sales representatives and managers located in 26 sales offices nationwide at December 31, 2006, up 7% from 117 sales representatives and managers at the end of 2005. At December 31, 2006, SNCC had 13 sales representatives and managers. The Company's four administrative offices and 26 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company's group employee benefit products:

                                                                                  Year Ended December 31,
                                                           ---------------------------------------------------------------------
                                                                   2006                    2005                     2004
                                                           ---------------------   --------------------    ---------------------
                                                                                   (dollars in thousands)
Insurance premiums:
    Core Products:

        Disability income ..............................   $  458,130      42.4%   $  392,959      42.0%   $  290,743       37.0%
        Life ...........................................      316,360      29.2       281,915      30.1       261,797       33.4
        Excess workers' compensation ...................      260,031      24.0       220,312      23.5       190,794       24.3
        Travel accident, dental and other ..............       47,150       4.4        41,058       4.4        41,656        5.3
                                                           ----------    ------    ----------    ------    ----------      -----
                                                           $1,081,671     100.0%   $  936,244     100.0%     $784,990      100.0%
                                                           ----------    ======    ----------    ======    ----------      =====
        Non-Core Products:
        Loss portfolio transfers .......................       20,911                  10,377                   5,300
        Other ..........................................       21,544                  14,541                  10,766
                                                           ----------              ----------              ----------
                                                               42,455                  24,918                  16,066
                                                           ----------              ----------              ----------
           Total insurance premiums ....................   $1,124,126              $  961,162              $  801,056
                                                           ==========              ==========              ==========

Sales (new annualized gross premiums):
    Core Products:

        Disability income ..............................   $  114,622      40.9%   $  103,515      42.4%    $  95,799       45.8%
        Life ...........................................       88,578      31.6        72,814      29.8        64,555       30.8
        Excess workers' compensation ...................       57,217      20.4        46,044      18.9        28,408       13.6
        Travel accident, dental and other ..............       19,699       7.1        21,728       8.9        20,547        9.8
                                                           ----------    ------    ----------    ------    ----------      -----
                                                           $  280,116     100.0%   $  244,101     100.0%   $  209,309      100.0%
                                                           ----------    ======    ----------    ======    ----------      =====
    Non-Core Products:
        Loss portfolio transfers .......................       19,758                  10,377                   5,300
        Other ..........................................       11,561                   9,448                   7,069
                                                           ----------              ----------              ----------
                                                               31,319                  19,825                  12,369
                                                           ----------              ----------              ----------
           Total sales .................................   $  311,435              $  263,926              $  221,678
                                                           ==========              ==========              ==========


The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of policy premiums. See "Reinsurance." Accordingly, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. The profitability of those group employee benefit products for which reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.

The table below shows the loss and expense ratios as a percent of premium income for the Company's group employee benefit products for the periods indicated.

                                                Year Ended December 31,
                                    --------------------------------------------
                                    2006                2005               2004
                                    -----               -----              -----
Loss ratio.................          70.6%               70.1%              70.3%
Expense ratio..............          22.6                24.0               24.7
                                    -----               -----              -----
      Combined ratio.......          93.2%               94.1%              95.0%
                                    =====               =====              =====

The loss and expense ratios are affected by, among other things, claims development related to insurance policies written in prior years and the results with respect to the Company's non-core group employee benefit products. Such ratios can also be affected by changes in the Company's mix of products, such as the level of premium from loss portfolio transfers ("LPTs"), from year to year. LPTs, which are classified as a non-core product due to the episodic nature of sales, carry a higher loss ratio and a significantly lower expense ratio as compared to the Company's other group employee benefit products.

Group disability insurance products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified term, typically to the insured's normal retirement age, to a member of the insured group who, because of a medical condition or injury, is unable to work. The Company's group long-term disability coverages are spread across many industries. Typically, long-term disability benefits are paid monthly and are limited for any one insured to two-thirds of the insured's earned income up to a specified maximum benefit. Long-term disability benefits are usually offset by income the claimant receives from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants in an effort to assist them in returning to work as quickly as possible. When claimants' disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for disability insurance and are based upon expected morbidity and mortality and the insured group's emerging experience, as well as assumptions regarding operating expenses and future interest rates. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, Custom Disability Solutions ("CDS"). In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company's presence in the turnkey group disability reinsurance market, while also continuing to service existing clients from an indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC's directly written group disability insurance policies. Effective October 1, 2003 for new policies and, for policies that were in effect on such date, the earlier of the next policy anniversary date or October 1, 2004, the Company cedes through indemnity reinsurance risks in excess of $7,500 (compared to $2,500 previously) in long-term disability benefits per individual per month. See "Reinsurance" and "Liquidity and Capital Resources -- Reinsurance." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for group life insurance policies and are based upon expected mortality and morbidity and the insured group's emerging experience, as well as assumptions regarding operating expenses and future interest rates. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life insurance policies and is included in premiums charged for group life insurance. The Company reinsures risks in excess of $100,000 per individual for voluntary group term life insurance policies. Effective January 1, 2007, the Company cedes through indemnity reinsurance risks in excess of $200,000 (compared to $150,000 previously) per individual and type of coverage for employer-paid group life insurance policies. See "Reinsurance."

Excess workers' compensation insurance products provide coverage against workers' compensation risks to employers and groups who self-insure such risks. The coverage applies to losses in excess of the applicable self-insured retentions ("SIRs" or deductibles) of employers and groups, whose workers' compensation claims are generally handled by third-party administrators ("TPAs"). These products are principally targeted to mid-sized companies and other employers, particularly small municipalities, hospitals and schools. These employers are believed to be less prone to catastrophic workers' compensation exposures and less price sensitive than larger account business. Because claim payments under the Company's excess workers' compensation products do not begin until after the self-insured's total loss payments equal the SIR, the period from when the claim is incurred to the time the Company's claim payments begin averages 15 years. At that point, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be relatively more stable and predictable in nature than at the inception of the workers' compensation claim. This family of products also includes large deductible workers' compensation insurance, which provides coverage similar to excess workers' compensation insurance, and a complementary product, workers' compensation self-insurance bonds.

The pricing environment and demand for excess workers' compensation insurance has improved substantially since 2000 due to high primary workers' compensation rates and disruption in the excess workers' compensation marketplace resulting from difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers' compensation rates and rising reinsurance costs due to the

September 11th terrorist attacks increased the demand for alternatives to primary workers' compensation. As a result, the demand for excess workers' compensation insurance products and the rates for such products continued to increase significantly through 2004. The cumulative effect of these rate increases during 2002 through 2004 was an increase of 57%. SNCC was able to maintain its pricing in its renewals of insurance coverage during 2005 and 2006 and also obtained significant improvements in contract terms in new and renewal policies written in those years, in particular higher SIR levels. On average, SIRs increased 8% in each of 2004 and 2005 and 6% in 2006. SNCC has substantially maintained its pricing on its 2007 renewals and SIR levels on average are up modestly in 2007 new and renewal policies, excluding the Canadian policies referenced below. New business production, which represents the amount of new annualized premium sold, for excess workers' compensation products was $28.4 million in 2004, $46.0 million in 2005 and $57.2 million in 2006 and the retention of existing customers remains strong. New business production for 2005 and 2006 benefited from a renewal rights agreement into which SNCC entered in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Excess workers' compensation new business production for the important January renewal season increased 20% to $11.2 million in 2007 from $9.3 million in 2006, excluding production of $11.0 million relating to policies written under the renewal rights agreement during 2006. The January 2007 new business production total includes $2.9 million related to policies written in Canada under such renewal rights agreement. During 2003, the Company replaced certain of its existing reinsurance arrangements for its excess workers' compensation insurance products. Under the replacement arrangements, the Company cedes through indemnity reinsurance excess workers' compensation risks between $5.0 million (compared to $3.0 million previously) and $50.0 million, and a substantial majority in proportionate amount of the risks between $50.0 million and $100.0 million, per occurrence. During 2005, the Company entered into a reinsurance arrangement under which the Company ceded 30% of its excess workers' compensation risks between $100.0 million and $150.0 million, per occurrence. During 2006, the Company entered into a reinsurance arrangement under which the Company cedes a substantial majority in proportionate amount of the risks between $100.0 million and $150.0 million, per occurrence. See "Reinsurance" and "Liquidity and Capital Resources -- Reinsurance." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the September 11th terrorist attacks, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") was enacted. The Terrorism Act established a program under which the federal government will share with the insurance industry the risk of loss from covered acts of international terrorism. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act of 2005 extending, with certain modifications, the Terrorism Act, which otherwise would have expired at the end of 2005, for an additional two-year term through December 31, 2007. The Terrorism Act applies to lines of property and casualty insurance directly written by SNCC (as opposed to business assumed by SNCC through reinsurance), including excess workers' compensation. SNCC's surety line of business is not covered under the Terrorism Act after December 31, 2005. The federal government would pay 85% of each covered loss in 2007 and the insurer would pay the remaining 15%, respectively. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is based on a percentage of the insurer's direct earned premiums from the previous calendar year. Such percentage will be 20% in 2007. The maximum after-tax loss to the Company for 2007 within the Terrorism Act deductible from property and casualty products is approximately 3.1% of the Company's shareholders' equity as of December 31, 2006. Any payments made by the federal government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company's life insurance subsidiaries.

Business travel accident and voluntary accidental death and dismemberment group insurance policies pay a stated amount based on a predetermined schedule in the event of the accidental death or dismemberment of a member of the insured group. The Company cedes through indemnity reinsurance risks in excess of $150,000 per individual and type of coverage. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year. Under a reinsurance arrangement, the Company ceded 50% of its risk under dental policies with effective dates prior to 2003, ceded 100% of its risk under dental policies with effective dates in 2003 through June 30, 2004 and cedes 75% of its risk under dental policies with effective dates after June 30, 2004. See "Reinsurance."

The Company's suite of voluntary group life, disability and accidental death and dismemberment insurance products are sold to employees on an elective basis at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company's suite of voluntary products allows the employees of the Company's clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. Because these products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these products complement the Company's core group employee benefit products and represent a significant growth opportunity.

Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time premium payment to the Company, assumes responsibility for making ongoing payments with respect to an existing block of disability or self-insured workers' compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company's disability and excess workers' compensation products. Non-core group employee benefit products also include primary workers' compensation insurance products, for which the Company primarily receives fee income since a significant portion of the risks relating to these products is ceded by the Company to third parties through indemnity reinsurance. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $8.0 million, $6.5 million and $8.0 million in 2006, 2005 and 2004, respectively. In addition, non-core group employee benefit products include bail bond insurance and workers' compensation assumed reinsurance. See "Reinsurance."

ASSET ACCUMULATION PRODUCTS

The Company's asset accumulation products consist mainly of fixed annuities, primarily single premium deferred annuities ("SPDAs") and flexible premium annuities ("FPAs"). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract's account value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 2.3% to 5.5%. For most of the Company's fixed annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company's fixed annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to eight years. At December 31, 2006, the weighted average crediting rate on the Company's fixed annuity products as a group was 4.33%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but withdrawals during the applicable surrender charge period will result in the assessment of surrender charges, and withdrawals may also result in taxes and/or tax penalties to the holder on the withdrawn amount. In addition, for annuity products containing a market value adjustment ("MVA") provision, the accumulated value of the annuity may be increased or decreased under such provision if it is surrendered during the surrender charge period. Under this provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate. The Company does not market variable annuity products.

These fixed annuity products are sold predominantly to individuals through networks of independent agents. In 2006, the Company's SPDA products accounted for $71.1 million of asset accumulation product deposits, of which $62.1 million was attributable to the MVA annuity product, and $16.2 million was attributable to FPA products, of which $15.7 million had an MVA feature. Two networks of independent agents accounted for approximately 25% of the deposits from these SPDA and FPA products during 2006, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. The Company believes that the funding agreement program enhances the Company's asset accumulation business by providing an alternative source of distribution for this business. The Company's liability for the funding agreements is recorded in policyholder account balances.

The following table sets forth for the periods indicated selected financial data concerning the Company's asset accumulation products:

                                                                             Year Ended December 31,
                                                                      ----------------------------------------
                                                                         2006            2005         2004
                                                                      ----------       ----------    ---------
                                                                                 (dollars in thousands)
Asset accumulation product deposits (sales):

      Fixed annuities........................................         $   90,741       $   95,021    $ 133,096
      Funding agreements.....................................            100,000                -            -

Funds under management (at period end).......................          1,089,051        1,008,787      993,346

At December 31, 2006, funds under management consisted of $843.4 million of SPDA liabilities, $144.4 million of FPA liabilities and $101.2 million of funding agreements. Of the SPDA and FPA liabilities, $656.6 million were subject to surrender charges averaging 6.15% at December 31, 2006, with the balance of these liabilities not subject to surrender charges having been in force, on average, for 20 years. The Company's funding agreements cannot be redeemed prior to maturity.

The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors that it believes will permit it to achieve a positive spread between its expected return on investments and the crediting rate. The Company attempts to achieve this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its fixed annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its fixed annuity products.

In light of the annuity holder's ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See "Investments."

OTHER PRODUCTS AND SERVICES

The Company provides integrated disability and absence management services on a nationwide basis through Matrix, which was acquired in 1998. The Company's comprehensive disability and absence management services are designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. The Company offers services including event reporting, leave of absence management, claims and case management and return to work management. These services' goal is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. The Company provides these services on an unbundled basis or in a unique Integrated Employee Benefit program that combines these services with various group employee benefit insurance coverages. The Company believes that these integrated disability and absence management services complement the Company's core group employee benefit products, enhancing the Company's ability to market these core products and providing the Company with a competitive advantage in the market for these products.

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

In underwriting group coverage, the Company focuses on the overall risk characteristics of the group to be insured and the geographic concentration of its new and renewal business. A prospective group client is evaluated with particular attention paid to the claims experience of the group with prior carriers, if any, the occupations of the insureds, the nature of the business of the client, the current economic outlook of the client in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company's products generally afford it the flexibility to seek, on an annual basis, following any initial premium rate guarantee period, to adjust premiums charged to its policyholders in order to reflect emerging mortality or morbidity experience.

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

For information regarding the composition and diversification of the Company's investment portfolio and asset/liability management, see "Liquidity and Capital Resources" in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes A, B and H to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company's pretax investment results:

                                                                   Year Ended December 31,
                                                            --------------------------------------
                                                               2006          2005          2004
                                                            ----------   ------------   ----------
                                                                      (dollars in thousands)
Average invested assets (1) ..........................      $4,038,658   $  3,621,608   $3,272,978
Net investment income (2) ............................         255,871        223,569      202,444
Tax equivalent weighted average annual yield (3) .....             6.6%           6.4%         6.4%

----------
(1) Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income.

(2) Consists principally of interest and dividend income less investment expenses.

(3) The tax equivalent weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income, by average invested assets for the period. See "Results of Operations" in
      Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

REINSURANCE

The Company participates in various reinsurance arrangements both in ceding insurance risks to third parties and in assuming insurance risks from third parties. Arrangements in which the Company is the ceding insurer afford various levels of protection against loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims whether or not the assuming company meets its obligations to the Company. In an effort to manage this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. In addition, the U.S. federal government presently provides certain protections for insurers who issue certain property and casualty insurance coverages, including SNCC. See "Group Employee Benefit Products."

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which management believes are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company's retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See "Group Employee Benefit Products" and Note O to the Consolidated Financial Statements. As a result of the terrorist attacks on the World Trade Center, a number of the Company's reinsurers have excluded coverage for losses resulting from terrorism. See "The Company's ability to reduce its exposure to risks depends on the availability and cost of reinsurance." in Item 1A - Risk Factors. The Company assumes certain workers' compensation risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of terrorism is generally excluded from these reinsurance treaties. The loss amounts at which the Company's payment obligations attach under these arrangements range from $250,000 to $1.4 billion, with an average attachment point of $33 million. Aggregate exposures assumed under individual workers' compensation reinsurance treaties generally range from $250,000 to $5 million, with the average net exposure pursuant to any such treaty equal to $1.9 million. The Company underwrites workers' compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers' compensation products.

During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. All of the remaining reinsurance contracts expired prior to the end of the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See "Other Transactions" and Note R to the Consolidated Financial Statements.

In the fourth quarter of 2004, the Company entered into an indemnity reinsurance arrangement under which it assumed certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, the Company was responsible for underwriting and claims management with respect to the reinsured business. The Company provided coverage primarily on a quota share basis up to a maximum Company share of $7,500 in benefits per individual per month. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, CDS. In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company's presence in the turnkey group disability reinsurance market while also continuing to service existing clients from the indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC's directly written group disability insurance policies. Premium income and fees from the Company's turnkey disability business and the arrangement was $54.3 million, $37.9 million and $0 in 2006, 2005 and 2004, respectively, and incurred losses were $41.6 million, $32.3 million and $0 in 2006, 2005 and 2004, respectively.

The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. Premiums from all reinsurance facilities was $(90,000), $0.3 million and $0.1 million in 2006, 2005 and 2004, respectively, and incurred losses from these facilities were $4.4 million, $3.8 million and $5.5 million in 2006, 2005 and 2004, respectively.

LIFE, ANNUITY, DISABILITY AND ACCIDENT RESERVES

The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the anticipated experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company's ultimate liability for future policy benefits and unpaid claims and claim expenses could deviate from the amounts of the reserves currently reflected in the Consolidated Financial Statements, and such deviation could be significant. Under United States generally accepted accounting principles ("GAAP"), the Company's policy and claim reserves are permitted to be discounted to reflect the time value of money, since the payments to which such reserves relate will be made in future periods. Such reserve discounting, which is common industry practice, is based on interest rate assumptions reflecting projected portfolio yield rates for the assets supporting the liabilities. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses" in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding assumptions made by the Company in connection with the establishment of its insurance reserves. The assets selected to support the Company's insurance liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Differences between actual and expected claims experience are reflected currently in earnings for each period.

The life, annuity, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on GAAP and differ from those reported by the Company for statutory financial statement purposes. These differences arise primarily from the use of different mortality and morbidity tables and interest assumptions.

PROPERTY AND CASUALTY INSURANCE RESERVES

The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its excess workers' compensation insurance and other casualty and property insurance products. Reserves for claim expenses represent the estimated costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data in the case of reported claims, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company's ultimate liability could deviate from the amounts of the reserves currently reflected in the Consolidated Financial Statements, and such deviation could be significant.

Reserving practices under GAAP allow discounting of claim reserves related to excess workers' compensation losses to reflect the time value of money. Reserve discounting for these types of claims is common industry practice, and the discount factors used are less than the annual tax-equivalent investment yield earned by the Company on its invested assets. The discount factors utilized by the Company are based on the expected duration and payment pattern of the claims at the time the claims are settled and the risk free rate of return for U.S. government securities with a comparable duration. The Company does not discount its reserves for claim expenses.

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

                                                                                            Year Ended December 31,
                                                                                      ------------------------------
                                                                                         2006       2005       2004
                                                                                      --------   --------   --------
                                                                                           (dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance,
        beginning of period .....................................................     $643,465   $541,682   $479,660

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:

         Current year ...........................................................      136,134    141,785    103,444
         Prior years ............................................................       70,060     56,698     30,868
                                                                                      --------   --------   --------
               Incurred claims and claim expenses, net of reinsurance,
                       during the current year ..................................      206,194    198,483    134,312
                                                                                      --------   --------   --------

Deduct claims and claim expense payments, net of reinsurance, occurring during:

         Current year ...........................................................        4,524     14,853      8,120
         Prior years ............................................................       92,760     81,847     64,170
                                                                                      --------   --------   --------
               Total paid .......................................................       97,284     96,700     72,290
                                                                                      --------   --------   --------

Unpaid claims and claim expenses, net of reinsurance, end of period .............      752,375    643,465    541,682
Reinsurance receivables, end of period ..........................................      105,287    103,014    104,266
                                                                                      --------   --------   --------
        Unpaid claims and claim expenses, gross of reinsurance,
               end of period (1) ................................................     $857,662   $746,479   $645,948
                                                                                      ========   ========   ========

----------
(1) All years include the results from the Company's discontinued non-core property catastrophe reinsurance business. See "Other Transactions" and Note R to the Consolidated Financial Statements.

Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the discount amounts previously established with respect to the claims reserves relating to the Company's excess workers' compensation line of business. During 2006, 2005 and 2004, $29.4 million, $21.1 million and $18.1 million, respectively, of such discount was accreted. Accordingly, of the Company's provisions for prior years' claims and claim expenses incurred, net of reinsurance, in 2006, 2005 and 2004, $40.7 million, $35.6 million and $12.8 million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. In each of such years, the additional provisions arose primarily from adverse loss experience in the Company's excess workers' compensation line, principally due to moderately increased claim frequency, relative to prior periods. In 2006, such adverse loss experience, related to policies written during the 1997 to 2003 years. In 2005, such experience related to policies written during the 1997 to 2001 years. In 2004, such experience related to policies written during the 1997 to 2000 years. These additional provisions did not result from specific changes in the Company's key assumptions used to estimate the reserves since the preceding period end. Rather, in each year, they resulted from the Company's application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The effects of the amortization and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2006, 2005 and 2004, $29.4 million, $21.1 million and $18.1 million, respectively, of previous years' discount was amortized, and $84.8 million, $77.5 million and $64.9 million, respectively, of new discount was accrued.

The loss development table below illustrates the development of reserves and is net of reinsurance.

                                                                        December 31,
                                              -------------------------------------------------------------
                                                  1996        1997         1998         1999         2000
                                              ---------    ---------    ---------    ---------    ---------
                                                                  (dollars in thousands)
Reserve for unpaid
      claims and claim
      expenses, net of
      reinsurance ........................... $ 532,923    $ 541,280     $422,159     $434,513    $ 444,061
Cumulative amount of
  liability paid:
  One year later ............................    28,162       98,365       40,815       40,660      (29,990)
  Two years later ...........................   125,020      127,481       74,571        4,020       26,398
  Three years later .........................   152,842      156,119       33,429       54,846       71,938
  Four years later ..........................   179,705      111,253       78,981       94,899      123,330
  Five years later ..........................   133,228      150,772      114,295      139,949      178,852
  Six years later ...........................   170,405      182,281      154,101      187,952      221,817
  Seven years later .........................   197,318      217,649      196,599      223,920
  Eight years later .........................   230,278      256,444      230,025
  Nine years later ..........................   266,087      285,715
  Ten years later ...........................   293,348
Liability reestimated as of:
  One year later ............................   513,402      523,430      410,875      424,187      442,624
  Two years later ...........................   500,964      511,602      404,559      420,420      442,807
  Three years later .........................   488,432      503,906      401,475      417,869      446,948
  Four years later ..........................   487,195      500,514      396,403      423,426      502,140
  Five years later ..........................   478,206      492,280      399,311      466,975      568,993
  Six years later ...........................   468,142      493,586      437,913      522,592      636,007
  Seven years later .........................   472,492      531,603      488,849      582,364
  Eight years later .........................   507,670      580,714      546,607
  Nine years later ..........................   554,029      636,451
  Ten years later ...........................   603,876
 Cumulative
  deficiency(1) ............................. $ (70,953)   $ (95,171)   $(124,448)   $(147,851)   $(191,946)

                                                                         December 31,
                                              -------------------------------------------------------------------------------
                                                 2001         2002         2003         2004           2005           2006
                                              ---------    ---------    ---------    -----------    -----------   -----------
                                                                          (dollars in thousands)
 Reserve for unpaid
       claims and claim
       expenses, net of
       reinsurance .......................... $ 638,191    $ 680,835    $ 744,760    $   853,515    $ 1,011,699    $1,175,979
 Cumulative amount of
   liability paid:
   One year later ...........................    61,954       57,235       64,170         81,847         92,760
   Two years later ..........................   112,639      118,685      134,981        149,983
   Three years later ........................   169,890      187,303      198,133
   Four years later .........................   231,870      247,487
   Five years later .........................   283,783
   Six years later ..........................
   Seven years later ........................
   Eight years later ........................
   Nine years later .........................
   Ten years later ..........................
 Liability reestimated as of:
   One year later ...........................   636,125      678,535      766,886        908,162      1,072,990
   Two years later ..........................   634,578      714,303      838,458      1,007,198
   Three years later ........................   678,009      790,941      939,254
   Four years later .........................   754,717      881,073
   Five years later .........................   832,968
   Six years later ..........................
   Seven years later ........................
   Eight years later ........................
   Nine years later .........................
   Ten years later ..........................
  Cumulative
   deficiency(1) ............................ $(194,777)   $(200,238)   $(194,494)   $  (153,683)   $   (61,291)

----------
(1) Full years 2000 through 2006 include the results from the Company's discontinued non-core property catastrophe reinsurance business. See "Other Transactions" and Note R to the Consolidated Financial Statements.

The "Reserve for unpaid claims and claim expenses, net of reinsurance" line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The "Cumulative amount of liability paid" lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate may be either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See "Critical Accounting Policies and Estimates -- Future Policy Benefits and Unpaid Claims and Claim Expenses." in Part II, Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations. The "Cumulative deficiency" line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2006.

The table below is gross of reinsurance and illustrates the effects of the discount to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

                                                                                  December 31,
                                                --------------------------------------------------------------------------
                                                   1996         1997         1998         1999         2000         2001
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                                              (dollars in thousands)
Reserve for unpaid claims and
  claim expenses before
      discount:

    Net of reinsurance ......................   $ 532,923    $ 541,280    $ 422,159    $ 434,513    $ 444,061    $ 638,191
    Add reinsurance
      recoverable ...........................      16,730       23,454      164,825      179,180      206,704       92,828
    Deduct discount for
      time value of
      money .................................     168,827      176,683      180,770      192,220      203,710      224,241
                                                ---------    ---------    ---------    ---------    ---------    ---------

Unpaid claims and claim
  expenses as reported
  on balance sheets .........................     380,826      388,051      406,214      421,473      447,055      506,778
                                                ---------    ---------    ---------    ---------    ---------    ---------

Reestimated unpaid claims
  and claim expenses, gross
  of reinsurance, net of
  discount, as of December
  31, 2006 ..................................     562,891      588,784      619,644      669,611      739,779      803,770
                                                ---------    ---------    ---------    ---------    ---------    ---------

Discounted cumulative
  deficiency, gross of
  reinsurance ...............................    (182,065)    (200,733)    (213,430)    (248,138)    (292,724)    (296,992)

Add accretion of
  discount and change
  in reinsurance
  recoverable ...............................     111,112      105,562       88,982      100,287      100,778      102,215
                                                ---------    ---------    ---------    ---------    ---------    ---------

Cumulative deficiency,
  before discount, net
  of reinsurance (1) ........................   $ (70,953)   $ (95,171)   $(124,448)   $(147,851)   $(191,946)   $(194,777)
                                                =========    =========    =========    =========    =========    =========


                                                                        December 31,
                                              ----------------------------------------------------------------
                                                2002         2003          2004         2005           2006
                                              ---------    ---------    -----------  -----------    ----------
                                                                   (dollars in thousands)
Reserve for unpaid claims and
  claim expenses before
      discount:

    Net of reinsurance ...................... $ 680,835    $ 744,760    $   853,515    $ 1,011,699    $1,175,979
    Add reinsurance
      recoverable ...........................    95,709       93,030        104,266        103,014       105,287
    Deduct discount for
      time value of
      money .................................   241,688      265,100        311,833        368,234       423,604
                                              ---------    ---------    -----------    -----------    ----------

Unpaid claims and claim
  expenses as reported
  on balance sheets .........................   534,856      572,690        645,948        746,479       857,662
                                              ---------    ---------    -----------    -----------    ----------

Reestimated unpaid claims
  and claim expenses, gross
  of reinsurance, net of
  discount, as of December
  31, 2006 ..................................   813,446      807,497        814,731        826,324
                                              ---------    ---------    -----------    -----------

Discounted cumulative
  deficiency, gross of
  reinsurance ...............................  (278,590)    (234,807)      (168,783)       (79,845)

Add accretion of
  discount and change
  in reinsurance
  recoverable ...............................    78,352       40,313         15,100         18,554
                                              ---------    ---------    -----------    -----------
Cumulative deficiency,
  before discount, net
  of  reinsurance (1) ....................... $(200,238)   $(194,494)   $  (153,683)   $   (61,291)
                                              =========    =========    ===========    ===========

----------
(1) Full years 2000 through 2006 include the results from the Company's discontinued non-core property catastrophe reinsurance business. See "Other Transactions" and Note R to the Consolidated Financial Statements.

The excess workers' compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $186.4 million less than those reported by the Company for statutory financial statement purposes at December 31, 2006. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses." in
Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

COMPETITION

The financial services industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and integrated disability and absence management services and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger sales operations. Competition in asset accumulation product markets is also encountered from banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investment products and retirement funding alternatives.

The Company believes that its reputation in the marketplace, quality of service, unique programs which integrate employee benefit products and absence management services and investment returns have enabled it to compete effectively for new business in its targeted markets. The Company reacts to changes in the marketplace generally by focusing on products believed to provide adequate margins and attempting to avoid those with low margins. The Company believes that its smaller size, relative to some of its competitors, enables it to more easily tailor its products to the demands of customers.

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

In April 2004, the New York State Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm, Marsh & McLennan, based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office, the North Carolina Department of Insurance and the Ohio Department of Insurance in connection with their investigations. Additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.

Based on an internal review in 2004 relating to the Company's insurance subsidiaries, the Company had identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company was able to specifically identify in this regard were limited in number and involved modest amounts of premium. The Company reported on these issues to the NYAG's office and to the Missouri Department of Insurance in 2004. In 2005, SNCC was the subject of a targeted market conduct examination by the Missouri Department of Insurance relating to these issues, which did not result in any significant adverse findings. The Company will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. SNCC did not recognize any expense in 2006 or 2005 and recognized $0.8 million in 2004 for these types of assessments. None of the Company's life insurance subsidiaries has ever incurred any significant costs of this nature.

EMPLOYEES

The Company and its subsidiaries employed approximately 1,410 persons at December 31, 2006. The Company believes that it enjoys good relations with its employees.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. ("DCM"), and makes certain investments through other wholly-owned non-insurance subsidiaries.

OTHER TRANSACTIONS

In May 2003, the Company issued $143.8 million in principal amount of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's revolving credit facility and to repay in full the principal amount of $66.5 million of its 8% Senior Notes which matured in October 2003 (the "Matured Senior Notes"). The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they subject to any sinking fund requirements. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. See Note D to the Consolidated Financial Statements.

In May 2003, Delphi Financial Statutory Trust I (the "Trust"), a subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate ("LIBOR") for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rates on the 2003 Junior Debentures were 9.15%, 7.40% and 5.56% for the years ended December 31, 2006, 2005 and 2004, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See Note R to the Consolidated Financial Statements. For the years ended December 31, 2006, 2005 and 2004, the Company recognized premium income of $1.2 million, $17.4 million, and $9.5 million, respectively, and incurred losses of $5.8 million, $37.9 million, and $4.7 million, respectively, from this line of business. For the years ended December 31, 2006, 2005 and 2004, the Company recognized operating (loss) income of $(2.9) million, $(13.4) million, and $2.1 million, respectively, net of income tax (benefit) expense of $(1.6) million, $(7.2) million, and $1.2 million, respectively, from this business. The assets and liabilities related to the property catastrophe reinsurance business were not material to the Company's consolidated financial position.

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

On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the "Amended Credit Agreement"). The Amended Credit Agreement amended and restated the Company's $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provides for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. At the Company's request, the amount of such facility may be increased to a maximum of $350 million at any time during the five-year term to the extent that additional lender funding commitments are obtained. The Company had outstanding borrowings of $120.0 million under the Amended Credit Agreement at December 31, 2006 and $91.0 million of outstanding borrowings at December 31, 2005 under the prior version of the Amended Credit Agreement. Interest on borrowings under the Amended Credit Agreement is payable, at the Company's election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies' ratings of the Company's senior unsecured debt, as in effect from time to time, or at Bank of America's prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, the maintenance by the Company of a specified consolidated debt to capital ratio, a minimum consolidated net worth for the Company, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2006, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.

ITEM 1A. RISK FACTORS.

      RESERVES ESTABLISHED FOR FUTURE POLICY BENEFITS AND CLAIMS MAY PROVE INADEQUATE.

The Company's reserves for future policy benefits and unpaid claims and claim expenses are estimates that entail various assumptions and judgments. See "Critical Accounting Policies and Estimates -- Future Policy Benefits and Unpaid Claims and Claim Expenses." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the most significant assumptions used in the estimation process. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the Company's actuarial methodologies, these estimates are subject to reevaluation based on developing trends with respect to the Company's loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company's actual loss experience from its current or discontinued products is less favorable than the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.

      THE MARKET VALUES OF THE COMPANY'S INVESTMENTS FLUCTUATE.

The market values of the Company's investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company's investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company's operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required or determine to sell certain investments, whether to meet contractual obligations to its policyholders, or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See "Critical Accounting Policies and Estimates -- Investments." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of management's evaluation process. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See "Results of Operations - 2006 Compared to 2005" in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company invests in certain limited partnerships and limited liability companies that invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the investees' financial instruments are included in net investment income. Thus, the Company's results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these entities were to experience significant losses in the values of their financial assets.

      THE COMPANY'S INVESTMENT STRATEGY EXPOSES THE COMPANY TO DEFAULT AND OTHER RISKS.

The management of the Company's investment portfolio is an important component of the Company's profitability since a substantial portion of the Company's operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company's other products for which reserves are discounted, the discount rate used to calculate the related reserves. See "Liquidity and Capital Resources -- Investments." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Company's investment portfolio and strategy.

The Company is subject to the risk, among others, that the issuers of the fixed maturity securities and mortgage loans the Company owns will default on principal or interest payments. A major economic downturn or any of the various other factors that affect issuers' abilities to pay could result in issuer defaults. Because the Company's investments consist primarily of fixed maturity securities, mortgage loans and short-term investments, such defaults could materially adversely affect the Company's results of operations, liquidity or financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited; however, there can be no assurance that such efforts will be successful.

      THE COMPANY'S FINANCIAL POSITION EXPOSES THE COMPANY TO INTEREST RATE
RISKS.

Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk through active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See "Liquidity and Capital Resources -- Asset/Liability Management and Market Risk." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The profitability of group employee benefit products for which the reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by seeking to adjust the prices charged for these products.

      THE COMPANY'S ABILITY TO REDUCE ITS EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

The Company transfers its exposure to some risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under the Company's reinsurance ceded arrangements, another insurer assumes a specified portion of the Company's risks under certain of its insurance policies in exchange for a specified portion of the premiums received by the Company under such policies. At December 31, 2006 and 2005, the Company had reinsurance receivables of $410.6 million and $413.1 million, respectively. The availability, amount, cost and terms of reinsurance may vary significantly based on market conditions. Any decrease in the amount of the Company's reinsurance ceded will increase the Company's risk of loss and premium income, and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company's premium income. Furthermore, the Company is subject to credit risk with respect to reinsurance. The Company's reinsurance ceded arrangements generally consist of indemnity reinsurance transactions in which the Company is liable for the transferred risks whether or not the reinsurers meet their financial obligations to the Company. Such failures could materially affect the Company's results of operations, in addition to its liquidity and financial condition.

Following the terrorist events of September 11, 2001, due to various factors, higher prices and less favorable terms and conditions have been offered in the reinsurance market. These market conditions are reflected in the terms of the replacement reinsurance arrangements entered into during 2003 and remaining in effect for the Company's excess workers' compensation and long-term disability products. See "Liquidity and Capital Resources -- Reinsurance." in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. In the future, the Company's reinsurers may continue to seek price increases or other unfavorable modifications to the terms, conditions or amounts of their reinsurance coverages, although the extent of any such actions cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company's coverages of this nature were discontinued during 2002, which would result in the Company bearing a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, which terminates on December 31, 2007, the federal government will pay 85% of the Company's covered losses during 2007, relating to acts of international terrorism from property and casualty products directly written by SNCC above the Company's annual deductible. See "Group Employee Benefit Products" in Item 1 - Business. The occurrence of a significant terrorist or catastrophic event could have a material adverse effect on the Company's results of operations, in addition to its liquidity and financial condition.

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

In April 2004, the New York Attorney General ("NYAG") initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm based on certain of such firm's compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG's office, the North Carolina Department of Insurance and the Ohio Department of Insurance in connection with their investigations. Additional regulatory inquiries may be received by the Company's insurance subsidiaries in the future. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.

Based on an internal review in 2004 relating to the Company's insurance subsidiaries, the Company had identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company was able to specifically identify in this regard were limited in number and involved modest amounts of premium. The Company reported on these issues to the NYAG's office and to the Missouri Department of Insurance in 2004. In 2005, SNCC was the subject of a targeted market conduct examination by the Missouri Department of Insurance relating to these issues, which did not result in any significant adverse findings. The Company will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.

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

      THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED BY CHANGES IN ACCOUNTING RULES AND IN THE INTERPRETATIONS OF SUCH RULES.

The Company's financial position and results of operations are reported in accordance with GAAP, in the case of the Company, and in accordance with statutory accounting principles, in the case of the statutory financial statements of its insurance subsidiaries. Changes in the applicable GAAP or statutory accounting rules, or in the interpretations of such rules, may adversely affect the Company's and such subsidiaries' reported financial condition and results of operations. In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides GAAP accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous accounting guidance, including group insurance products. It defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is in the process of implementing the changes required by its adoption of SOP 05-1 and evaluating the impact the statement will have on its consolidated financial position and results of operations. Based on the Company's evaluation to date, the Company preliminarily estimates that the after-tax charge that will result from the cumulative adjustment to the Company's beginning retained earnings balance at January 1, 2007 will be in the range of $75 million to $90 million, net of the related tax benefit. This preliminary estimate is based on the Company's interpretation of SOP 05-1 and the manner of its implementation with respect to deferred policy acquisition costs relating to the Company's group employee benefit products. However, these matters involve a significant degree of interpretive judgment, and the Company's interpretation is subject to future change due to the issuance of further accounting guidance regarding SOP 05-1 or its application by the accounting industry. It is therefore possible that such charge will be adjusted, either upward or downward, in the event of such a change and thus be outside the Company's presently estimated range. An upward adjustment could materially adversely affect the Company's consolidated financial position; in addition, changes required by future accounting guidance regarding SOP 05-1 or its implementation could materially adversely affect the Company's results of operations.

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

      THE COMPANY MAY BE ADVERSELY IMPACTED BY A DECLINE IN THE RATINGS OF ITS INSURANCE SUBSIDIARIES OR ITS OWN CREDIT RATINGS.

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2007 as assigned by A.M. Best, Fitch, Moody's and Standard & Poor's were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2007 as assigned by A.M. Best, Fitch and Standard & Poor's were A (Excellent), A (Strong) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to the Company's insurance subsidiary policyholders and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company's insurance subsidiaries could adversely affect sales of their products and policyholder withdrawals and could have a material adverse effect on the results of the Company's operations. In addition, downgrades in the Company's credit ratings could materially adversely affect its ability to access the capital markets. The Company's senior unsecured debt ratings as of February 2007 from A.M. Best, Fitch, Moody's and Standard & Poor's were bbb, BBB, Baa3 and BBB, respectively. The ratings for RSLIC's funding agreements as of February 2007 from A.M. Best, Moody's and Standard & Poor's were a, A3, and A, respectively.

      ALMOST HALF OF THE VOTING POWER OF DELPHI IS CONTROLLED BY ROBERT ROSENKRANZ, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SECURITYHOLDERS.

Each share of Delphi's Class A Common Stock entitles the holder to one vote and each share of Delphi's Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of February 15, 2007, Mr. Robert Rosenkranz, our Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Holders of a majority of the combined voting power of our stockholders have the power to elect all of the members of our Board of Directors (other than the director elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of our assets. The Company is a party to consulting and other arrangements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2009. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. SNCC also owns a neighboring office building located at 2029 Woodland Parkway, St. Louis, Missouri. The building consists of approximately 17,000 square feet and is largely occupied by SNCC with a small portion leased to third parties. During 2005, SNCC bought land with the intended use for construction of a new home office which will consist of approximately

140,000 square feet. It is located at 1832 Schuetz Road, St. Louis, Missouri. During 2005, DCM and FRSLIC relocated their offices to the 29th and 30th floors of 590 Madison Avenue, New York, New York and are under an operating lease expiring in November 2010, at which time a direct lease expiring in November 2016 relating to such space will commence. The former office space that DCM and FRSLIC leases at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008, has been sublet to third parties. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2010. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business.

ITEM 3. LEGAL PROCEEDINGS

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's results of operations, liquidity or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Company

The table below presents certain information concerning each of the executive officers of the Company:


Name                         Age     Position
--------------------------------------------------------------------------------------------------------------
Robert Rosenkranz            64      Director of the Company; Chairman of the Board and Chief Executive Officer of the
                                     Company; Chairman of the Board of RSLIC
Donald A. Sherman            56      Director and President and Chief Operating Officer of the Company
Robert M. Smith, Jr.         55      Director and Executive Vice President of the Company
Chad W. Coulter              44      Senior Vice President, Secretary and General Counsel of the Company; Vice President,
                                     General Counsel and Assistant Secretary of RSLIC
Thomas W. Burghart           48      Vice President and Treasurer of the Company and RSLIC
Lawrence E. Daurelle         55      Director of the Company and President and Chief Executive Officer of RSLIC
Harold F. Ilg                59      Director of the Company and Chairman of the Board of SNCC

Mr. Rosenkranz has served as the President of the Company from May 1987 to April 2006, Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He also serves as Chairman of the Board or as a Director of the Company's principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company's common stock as of February 15, 2007.

Mr. Sherman has served as the President and Chief Operating Officer of the Company since April 2006 and has served as a Director of the Company since August 2002. Mr. Sherman served as Chairman and Chief Executive Officer of Waterfield Mortgage Company, Inc. ("Waterfield") since 1999 and as President of Waterfield from 1989 to 1999. Prior to his service at Waterfield, Mr. Sherman served as President of Hyponex Corporation and was previously a partner in the public accounting firm of Coopers and Lybrand. Mr. Sherman also serves as a Director of the Company's principal subsidiaries.

Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. He has also served as the Chief Investment Officer of RSLIC and FRSLIC since April 2001. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of the Company's principal subsidiaries.

Mr. Coulter has served as Senior Vice President and General Counsel of the Company since February 2007. He served as Vice President and General Counsel of the Company from January 1998 to February 2007, and has served as Secretary of the Company since May 2003. He has served as Vice President, General Counsel and Assistant Secretary of RSLIC, FRSLIC and RSLIC-Texas since January 1998, and has served as Secretary of the Company since May 2003. He also served for RSLIC in similar capacities from February 1994 to August 1997, and in various capacities from January 1991 to February 1994. From August 1997 to December 1997, Mr. Coulter was Vice President and General Counsel of National Life of Vermont.

Mr. Burghart has served as Vice President and Treasurer of the Company since April 2001 and as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since October 2000. From March 1992 to September 2000, he served as the Second Vice President, of RSLIC.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The closing price of the Company's Class A Common Stock was $41.32 on February 15, 2007. There were approximately 4,200 holders of record of the Company's Class A Common Stock as of February 15, 2007.

The Company's Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company's Class A Common Stock and the cash dividends paid per share for the Company's Class A and Class B Common Stock. Prior periods have been restated to reflect the 3-for-2 common stock split distributed in the form of a stock dividend on June 1, 2006.


                              High        Low      Dividends
                           ----------- ----------  ---------
2005:  First Quarter         $31.40      $27.09      $0.06
       Second Quarter         29.93       26.04       0.06
       Third Quarter          32.99       29.30       0.06
       Fourth Quarter         32.71       28.65       0.06

2006:  First Quarter         $35.43      $30.41      $0.07
       Second Quarter         36.48       33.29       0.08
       Third Quarter          41.67       33.78       0.08
       Fourth Quarter         41.98       38.42       0.08

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's Class A Common Stock and Class B Common Stock. The quarterly cash dividend was $0.06 per share during 2005. During 2006, the Company's Board of Directors increased the cash dividend by 33%, which represents the combined increase approved during the first and second quarters, to $0.08 per share compared to the 2005 level. In the first quarter of 2007, the cash dividend declared by the Company's Board of Directors was $0.08 per share, and will be paid on the Company's Class A Common Stock and Class B Common Stock on March 7, 2007. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company's consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Company's $250.0 million revolving credit facility and the 2033 Senior Notes.

In addition, dividend payments by the Company's insurance subsidiaries to the Company are subject to certain regulatory restrictions. See "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and "Regulation" in Part I, Item 1 - Business.

Performance Graph

In order to assist stockholders in analyzing the performance of Company's cumulative return on Class A Common Stock, a graph comparing the total return on the Company's Class A Common Stock to the total return on the common stock of the companies included in the Standard & Poor's 500 Index ("S&P 500 Index") and the Standard & Poor's 500 Insurance Index ("S&P Insurance Index") has been provided. The S&P 500 Insurance Index includes companies in the life/health, multi-line and property-casualty insurance businesses, and insurance brokers. The graph reflects a $100 investment in the Company's Class A Common Stock and the indices reflected there in as of December 31, 2001, and reflects the value of that investment on various dates through December 31, 2006. The historical information set forth below is not necessarily indicative of future performance.

                              [PERFORMANCE GRAPH]


                          2001    2002    2003    2004    2005    2006
----------------------    ----    ----    ----    ----    ----    ----
Delphi                     100     115     165     213     214     284
S&P 500 Index              100      78     100     111     117     135
S&P Insurance Index        100      79      96     103     117     130

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                      Year Ended December 31,
                                                   ------------------------------------------------------------------
                                                      2006          2005          2004          2003          2002
                                                   ----------    ----------    ----------    ----------    ----------
                                                        (dollars and shares in thousands, except per share data)
INCOME STATEMENT DATA(1):
  Insurance premiums and fee income:
    Core group employee benefit products.......    $1,081,671    $  936,244    $  784,990    $  673,653    $  559,174
    Non-core group employee benefit
    products(2)................................        42,455        24,918        16,066        14,908        44,883
    Asset accumulation products................         3,438         3,220         3,335         4,158         2,645
    Other......................................        29,014        25,829        23,686        18,893        16,713
                                                   ----------    ----------    ----------    ----------    ----------
                                                    1,156,578       990,211       828,077       711,612       623,415
  Net investment income........................       255,871       223,569       202,444       186,337       161,983
  Net realized investment (losses) gains(3) ...          (858)        9,003        15,460        12,724       (28,469)
  Loss on extinguishment of debt (4)...........            --            --            --            --          (332)
                                                   ----------    ----------    ----------    ----------    ----------
    Total revenue..............................     1,411,591     1,222,783     1,045,981       910,673       756,597

  Income from continuing operations (5) .......       145,003       126,684       121,400        95,295        58,965

  Net income (5)...............................       142,068       113,334       123,543        98,916        60,652

BASIC RESULTS PER SHARE(1) (5)(6):
  Income from continuing operations............    $    2.92     $     2.58    $     2.53    $     2.04    $     1.26
  Net income...................................         2.86           2.31          2.58          2.11          1.30
  Weighted average shares outstanding..........       49,631         49,008        47,928        46,812        46,709

DILUTED RESULTS PER SHARE(1) (5)(6):
  Income from continuing operations............    $    2.85     $     2.52    $     2.46    $     1.98    $     1.23
  Net income...................................         2.79           2.25          2.50          2.06          1.27
  Weighted average shares outstanding..........       50,939         50,267        49,412        48,035        47,831

OTHER DATA:
  Cash dividends paid per share(6)(7):.........    $    0.31     $     0.24    $     0.20    $     0.14    $     0.12
  Diluted book value per share(6)(8)...........        23.70          20.97         19.57         16.99         14.55

                                                                                     December 31,
                                                         ------------------------------------------------------------------
                                                            2006          2005          2004          2003          2002
                                                         ----------    ----------    ----------    ----------    ----------
                                                                            (dollars in thousands)
BALANCE SHEET DATA:

  Total investments...................................   $4,483,380    $3,912,604    $3,541,076    $3,202,754    $2,816,051
  Total assets........................................    5,670,475     5,276,170     4,829,467     4,177,532     3,734,942
  Corporate debt (4) (9)..............................      263,750       234,750       157,750       143,750       118,139
  Junior subordinated deferrable interest
    debentures underlying company-obligated
    mandatorily redeemable capital securities
    issued by unconsolidated subsidiaries (10)........       59,762        59,762        59,762            --            --
  Company-obligated mandatorily redeemable
    capital securities of subsidiaries (4)(10)                   --            --            --        56,050        36,050
  Shareholders' equity (11)...........................    1,174,808     1,033,039       939,848       798,440       681,655
  Corporate debt to total capitalization ratio (12)...         17.6%         17.7%         13.6%         14.4%         14.1%

----------

(1) During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired prior to the end of the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See "Other Transactions" in Part
      I, Item 1 - Business and Note R to the Consolidated Financial Statements.

Net income includes (loss) income from discontinued operations, net of federal income tax (benefit) expense, as follows:

                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                      2006       2005        2004       2003      2002
                                                    -------    --------    -------    -------    -------
                                                        (dollars in thousands, except per share data)
(Loss) income from discontinued
     operations, net of income tax
     (benefit) expense........................      $(2,935)   $(13,350)   $ 2,143    $ 3,621     $1,687
Basic per share amount........................        (0.06)      (0.27)      0.05       0.07       0.04
Diluted per share amount......................        (0.06)      (0.27)      0.04       0.08       0.04

----------

(2) Non-core group employee benefit products include LPTs, primary workers' compensation insurance, bail bond insurance, workers' compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products include premiums from LPTs, which are episodic in nature, of $26.8 million, $0, $5.3 million, $10.4 million and $20.9 million, in 2002, 2003, 2004, 2005 and 2006, respectively. See "Group Employee Benefit Products" and "Reinsurance" in Part I, Item 1- Business.

(3) In 2006, 2005, 2004, 2003 and 2002, the Company recognized pre-tax losses of $4.2 million, $4.2 million, $3.9 million, $13.0 million and $54.1 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.

(4) In the second quarter of 2002, the Company repurchased $10.5 million aggregate principal amount of the Matured Senior Notes and recognized a pre-tax loss on extinguishment of debt of $0.3 million in connection with this repurchase.

(5) During the second half of 2004, the Company's income taxes payable was reduced by $6.6 million primarily from the favorable resolution of Internal Revenue Service ("IRS") audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

      Income from continuing operations and net income include realized investment (losses) gains, net of federal income tax (benefit) expense and the loss on extinguishment of debt, net of federal income tax benefit, as follows:

                                                                   Year Ended December 31,
                                                    -----------------------------------------------------
                                                      2006       2005        2004       2003       2002
                                                    -------    --------    -------    -------    --------
                                                        (dollars in thousands, except per share data)
Realized investment (losses) gains,
   net of income tax
  (benefit) expense............................      $ (558)    $ 5,852    $10,049    $ 8,271    $(18,505)
Basic per share amount.........................       (0.01)       0.11       0.21       0.18       (0.40)
Diluted per share amount.......................       (0.01)       0.12       0.21       0.17       (0.39)

Loss on extinguishment of debt, net
  of income tax benefit........................          --          --         --         --        (216)
Basic per share amount.........................          --          --         --         --          --
Diluted per share amount.......................          --          --         --         --          --

(6) Prior periods have been restated to reflect the 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on June 1, 2006.

(7) In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.03 per share during 2002 and the first three quarters of 2003. In the fourth quarter of 2003, the Company's Board of Directors increased the cash dividend to $0.05 per share. In the first quarter of 2005, the Company's Board of Directors increased the cash dividend to $0.06 per share. In the first quarter of 2006, the Company's Board of Directors increased the cash dividend to $0.07 per share and subsequently increased it to $0.08 per share in the second quarter of 2006. During 2006, 2005, 2004, 2003 and 2002, the Company paid cash dividends on its capital stock in the amount of $15.0 million, $11.6 million, $10.1 million, $7.4 million and $6.0 million, respectively. See Note J to the Consolidated Financial Statements.

(8) Diluted book value per share is calculated by dividing shareholders' equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(9) In May 2003, the Company issued $143.8 million of the 2033 Senior Notes. See "Other Transactions" in Part I, Item 1 - Business and Note D to the Consolidated Financial Statements.

(10) In May 2003, the Trust issued $20.0 million liquidation amount of 2003 Capital Securities in a private placement. See "Other Transactions" in
      Part I, Item 1 - Business and Note I to the Consolidated Financial Statements.

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

(11) As of December 31, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Prior accounting standards only required footnote disclosure of a plan's funded status. The incremental effect of applying SFAS No. 158 to accumulated other comprehensive income resulted in a charge of $5.1 million, net of an income tax benefit of $2.8 million. See Note A to the Consolidated Financial Statements under the caption, "Pension and Other Postretirement Benefits."

(12) The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company's long-term corporate debt, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/Company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers' compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company's ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company's group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers' compensation products due to high primary workers' compensation rates. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter renewed or written any new reinsurance contracts in this business. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company reclassified the operating results of this business as discontinued operations. See "Results of Operations -- 2006 Compared to 2005 -- Loss from Discontinued Operations."

The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. The Company believes that the funding agreement program enhances the Company's asset accumulation business by providing an alternative source of distribution for this business. The Company's liability for the funding agreements is recorded in policyholder account balances. Deposits from the Company's asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company's asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited to holders of these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is presented below in the "Critical Accounting Policies and Estimates" section and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this

Management's Discussion and Analysis of Financial Condition and Results of Operations can be found in Part I, Item 1A - Risk Factors. See "Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Summary of Results. Net income was $142.1 million, or $2.79 per diluted share, in 2006 as compared to $113.3 million, or $2.25 per diluted share, in 2005. Net income in 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(0.6) million, or $(0.01) per diluted share, and $5.9 million, or $0.12 per diluted share, respectively. Net income in 2006 benefited from growth in income from the Company's core group employee benefit products, increased investment spreads on the Company's asset accumulation products and an increase in net investment income, and was adversely impacted by an increase in interest expense. Core group employee benefit products include group life, disability, excess workers' compensation, travel accident and dental insurance. See "Group Employee Benefit Products" in
Part I, Item 1 - Business. Premiums from these core group employee benefit products increased 16% in 2006 and the combined ratio (loss ratio plus expense ratio) for these products decreased to 93.2% in 2006 from 94.1% in 2005. Net investment income in 2006, which increased 14% from 2005, reflects a 12% increase in average invested assets. The increase in interest expense was primarily due to increases in the Company's weighted average borrowings under the Company's revolving credit facility, as well as in the weighted average borrowing rate due to the increases in the levels of the short-term interest indices referenced under such facility during 2006 as compared to 2005. During 2006 and 2005, the Company had losses from discontinued operations (net of the related income tax benefit) of $2.9 million, or $0.06 per diluted share, and $13.4 million, or $0.27 per diluted share, respectively, attributable to its non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005.

Premium and Fee Income. Premium and fee income in 2006 was $1,156.6 million as compared to $990.2 million in 2005, an increase of 17%. Premiums from core group employee benefit products increased 16% to $1,081.7 million in 2006 from $936.2 million in 2005. This increase reflects normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and improved persistency. Premiums from excess workers' compensation insurance for self-insured employers increased 18% to $260.0 million in 2006 from $220.3 million in 2005. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. In its renewals of insurance coverage during 2006, SNCC continued to obtain higher SIR levels, which are up 6%, while maintaining its pricing. SNCC has substantially maintained its pricing on its 2007 renewals and SIRs on average are up modestly in 2007 new and renewal policies, excluding the Canadian policies written under the renewal rights agreement into which SNCC entered in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 24% to $57.2 million in 2006 from $46.0 million in 2005 and the retention of existing customers in 2006 remained strong. New business production for 2005 and 2006 benefited from the aforementioned renewal rights agreement. Premiums from the Company's other core group employee benefit products increased 15% to $821.6 million in 2006 from $715.9 million in 2005, primarily attributable to new business production, improved retention of existing customers and a 17% increase in premiums from the Company's group disability products. During 2006, premiums from the Company's group disability products increased to $458.1 million from $393.0 million in 2005, reflecting new business production and substantial growth in the Company's turnkey disability business. See "Liquidity and Capital Resources - Reinsurance." New business production for the Company's other core group employee benefit products was $222.9 million in 2006 and $198.1 million in 2005. New business production includes only directly written business, and does not include premiums from the Company's turnkey disability business. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 12% increase in production based on the number of cases sold as compared to 2005. The Company continues to implement price increases for certain existing group disability and group life insurance customers.

Non-core group employee benefit products include LPTs, primary workers' compensation, bail bond insurance, workers' compensation reinsurance and reinsurance facilities. See "Group Employee Benefit Products" and "Reinsurance." in Part I, Item 1 - Business. Premiums from non-core group employee benefit products were $42.5 million in 2006 as compared to $24.9 million in 2005, primarily due to a higher level of premium from LPTs, which are episodic in nature.

Deposits from the Company's asset accumulation products were $190.7 million in 2006 as compared to $95.0 million in 2005. These deposits consist of new annuity sales and funding agreements, which are recorded as liabilities rather than as premiums. The increase in deposits reflects the issuance of $100.0 million in aggregate principal amount of fixed and floating rate funding agreements during the first quarter of 2006 under the Company's new program under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes.

Net Investment Income. Net investment income in 2006 was $255.9 million as compared to $223.6 million in 2005, an increase of 14%. The level of net investment income in the 2006 period reflects a 12% increase in average invested assets to $4,038.7 million in 2006 from $3,621.6 million in 2005. The tax equivalent weighted average annual yield on invested assets was 6.6% and 6.4% in 2006 and 2005, respectively.

Net Realized Investment (Losses) Gains. Net realized investment losses were $0.9 million in 2006 as compared to net realized investment gains of $9.0 million in 2005. The Company's investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2006 and 2005, the Company recognized $3.3 million and $13.2 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In each of 2006 and 2005, the Company recognized $4.2 million of losses due to the other than temporary declines in the market values of various fixed maturity and other securities.

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

Benefits and Expenses. Policyholder benefits and expenses were $1,178.2 million as compared to $1,018.8 million in 2005, an increase of 16%. This increase primarily reflects the increase in premiums from the Company's group employee benefit products discussed above, and also reflects additions to reserves for prior years' claims and claim expenses in the amount of $36.0 million due to adverse loss experience, primarily arising from the Company's excess workers' compensation line, due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the period from 1997 to 2003. In 2005, the Company recognized an additional provision of $32.9 million, which arose primarily from adverse loss experience in the Company's excess workers' compensation line, principally due to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years from 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company's results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company's group employee benefits products decreased to 93.2% in 2006 from 94.1% in 2005. The weighted average annual crediting rate on the Company's asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.5% and 4.6% in 2006 and 2005, respectively.

Interest Expense. Interest expense was $25.4 million in 2006 as compared to $20.5 million in 2005, an increase of $4.9 million. This increase primarily resulted from the increases in the weighted average borrowings under the Company's revolving credit facility, as well as in the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under such facility, during 2006 as compared to 2005.

Income Tax Expense. Income tax expense was $63.0 million in 2006 as compared to $56.9 million in 2005. The Company's effective tax rate was 30.3% in 2006 and 31.0% in 2005.

Loss from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and did not enter into or renew any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all the remaining contracts expired during the third quarter of 2006. In 2006, the Company recognized an after-tax operating loss of $2.9 million, or $0.06 per diluted share, net of an income tax benefit of $1.6 million, substantially all of which was attributable to additional losses relating to the Katrina and Wilma hurricanes which occurred in 2005. In 2005, the Company recognized an after-tax operating loss of $13.4 million, or $0.27 per diluted share, net of an income tax benefit of $7.2 million, from this business. See Note R to the Consolidated Financial Statements.

2005 COMPARED TO 2004

Summary of Results. Net income was $113.3 million, or $2.25 per diluted share, in 2005 as compared to $123.5 million, or $2.50 per diluted share, in 2004. Net income in 2005 and 2004 included realized investment gains (net of the related income tax expense) of $5.9 million, or $0.12 per diluted share, and $10.0 million, or $0.21 per diluted share, respectively. Net income in 2005 benefited from growth in income from the Company's core group employee benefit products, increased product spreads on the Company's asset accumulation products and an increase in net investment income, and was adversely impacted by losses from discontinued operations and an increase in interest expense. Premiums from these core group employee benefit products increased 19% in 2005 and the combined ratio (loss ratio plus expense ratio) for these products was modestly lower than in 2004. Net investment income in 2005, which increased 10% from 2004, reflected an 11% increase in average invested assets. During 2005 and 2004, the Company had (losses) income from discontinued operations (net of the related income tax (benefit) expense) of $(13.4) million, or $(0.27) per diluted share, and $2.1 million, or $0.04 per diluted share, respectively, attributable to its non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005. The increase in interest expense was primarily due to the increases in the Company's weighted average borrowings and the weighted average borrowing rate due to increases in the levels of the short-term interest indices referenced under the Company's revolving credit facility during 2005 as compared to the full year of 2004. In addition, net income for the 2004 period included a reduction of income tax expense of $6.6 million primarily resulting from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

Premium and Fee Income. Premium and fee income in 2005 was $990.2 million as compared to $828.1 million in 2004, an increase of 20%. Premiums from core group employee benefit products increased 19% to $936.2 million in 2005 from $785.0 million in 2004. This increase reflected normal growth in employment and salary levels for the Company's existing customer base, price increases, new business production and an increase in premium income related to an indemnity reinsurance arrangement which the Company entered into in the fourth quarter 2004. Under this arrangement, the Company assumes certain group disability insurance policies on an ongoing basis and is responsible for underwriting, pricing and claims management with respect to the reinsured business. The increase also reflected a decrease in premiums ceded by the Company to reinsurers for these products. Premiums from excess workers' compensation insurance for self-insured employers increased 15% to $220.3 million in 2005 from $190.8 million in 2004. This increase was primarily due to the demand for this product as a result of high primary workers' compensation rates. SNCC continued to obtain significant improvements in contract terms, in particular higher SIR levels, while having maintained its pricing in connection with its renewals of insurance coverage during 2005. On average, SIR levels on new and renewal policies increased approximately 8% in 2005. Excess workers' compensation new business production, which represents the amount of new annualized premium sold, increased 62% to $46.0 million in 2005 from $28.4 million in 2004 and the retention of existing customers in 2005 remained strong. New business production for 2005 benefited from a renewal rights agreement that SNCC entered into in July 2005. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers' compensation policies of a former competitor. Premiums from the Company's other core group employee benefit products increased 20% to $715.9 million in 2005 from $594.2 million in 2004, reflecting new business production and a decrease in premiums ceded by the Company to reinsurers for these products. New business production for the Company's other core group employee benefit products was $198.1 million in 2005 and $180.9 million in 2004. New business production includes only directly written business, and does not include business reinsured under the Company's indemnity reinsurance arrangement discussed above. The level of production achieved from these products reflects the Company's focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 14% increase in production based on the number of cases sold as compared to 2004. The Company continues to implement price increases for certain existing group disability and group life insurance customers.

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

Interest Expense. Interest expense was $20.5 million in 2005 as compared to $18.5 million in 2004, an increase of $2.0 million. This increase primarily resulted from the increases in the weighted average borrowings and the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under the Company's revolving credit facility during 2005 as compared to 2004. The increase was also attributable to the write-off of $0.5 million of capitalized debt issuance costs related to the Company's previous revolving credit facility which was terminated in May 2005.

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

(Loss) Income from Discontinued Operations. During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. In 2005 and 2004, the Company recognized after-tax operating (loss) income of $(13.4) million, or $(0.27) per diluted share, and $2.1 million, or $0.04 per diluted share, respectively, net of income tax (benefit) expense of $(7.2) million and $1.2 million, respectively, from this business. See Note R to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company held approximately $116.9 million of financial resources at the holding company level at December 31, 2006, primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.

In October 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the "Amended Credit Agreement"). The amendment, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. At the Company's request, the amount of the $250 million facility may be increased to a maximum of $350 million at any time during the five-year term to the extent that additional lender funding commitments are obtained. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, the maintenance by the Company of a specified consolidated debt to capital ratio, a minimum consolidated net worth for the Company, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. At December 31, 2006, the Company had $130.0 million of borrowings available under the Amended Credit Agreement.

Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2007, the Company's insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $83.7 million. The Company's insurance subsidiaries may also pay additional dividends with the requisite regulatory approvals. See "Regulation." in Part I,
Item 1 - Business. In general, dividends from the Company's non-insurance subsidiaries are not subject to regulatory or other restrictions.

The Company's current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under the Amended Credit Agreement, interest payments on the 2033 Senior Notes, and distributions on the Capital Securities and the 2003 Capital Securities. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the Capital Securities are not redeemable prior to March 25, 2007. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. See Notes D and I to the Consolidated Financial Statements.

The following table summarizes the Company's significant contractual obligations at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes and the junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the consolidated financial statements, as referenced in the table:

                             CONTRACTUAL OBLIGATIONS



                                                                          Payments Due by Period
                                                     ----------------------------------------------------------------
                                                                  Less than        1 -3         3 - 5      More than
                                                         Total       1 Year        Years        Years       5 Years
                                                     -----------  -----------    ----------  -----------   ----------
                                                                           (dollars in thousands)
Other long-term liabilities (1)....................  $ 3,780,887  $   587,805    $  714,267  $   605,074   $ 1,873,741
Corporate debt (Note D)............................      263,750      120,000            --           --       143,750
Interest on corporate debt (Note D) (2)............      306,622       12,226        23,635       23,575       247,186
Advances from Federal Home Loan Bank (Note E)......       55,000           --            --           --        55,000
Interest on advances from Federal
     Home Loan Bank (Note E).......................       55,165        4,106         8,211        8,211        34,637
 Junior subordinated deferrable interest debentures
     underlying company-obligated mandatorily
     redeemable capital securities issued
     by unconsolidated  subsidiaries (Note I)......       59,762           --            --           --        59,762
Interest on junior subordinated deferrable interest
     debentures (Note I) (3).......................      119,741        5,277        10,560       10,555        93,349
Operating lease obligations (Note L)...............       94,958       15,071        25,464       19,290        35,133
                                                     -----------  -----------   -----------  -----------   -----------
     Total contractual obligations.................  $ 4,735,885  $   744,485   $   782,137  $   666,705   $ 2,542,558
                                                     ===========  ===========   ===========  ===========   ===========

---------------
(1) Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company's insurance products, as well as policyholder account balances. Substantially all of the amounts reflected in this table with respect to such liabilities consist of estimates by the Company's management based on various actuarial and other assumptions relating to the Company's insurance products and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company's insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table and such differences are likely to be significant. See "Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses."

(2)   Primarily includes interest on the 2033 Senior Notes.

(3) Includes interest on the outstanding junior subordinated debentures underlying the Capital Securities and the 2003 Junior Subordinated Debentures underlying the 2003 Capital Securities. Interest on the 2003 Junior Subordinated Debentures was computed using the indexed rate in effect at December 31, 2006 of 9.47%.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries and additional borrowings available under the Amended Credit Agreement, are expected to exceed the Company's current and long-term cash requirements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company's operations.

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

Cash Flows. Operating activities increased cash by $402.9 million, $309.4 million and $264.1 million in 2006, 2005 and 2004, respectively. Net investing activities used $473.7 million of cash during 2006 primarily for the purchase of securities, and financing activities provided $90.5 million of cash, principally due to the issuance of funding agreements and an increase in the Company's revolving credit borrowings, partially offset by repurchases of the Company's Class A Common Stock having a total cost of $16.6 million.

Share Repurchase Program. The Company's board of directors has authorized a share repurchase program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management's assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2006, the Company repurchased 480,900 shares of its Class A Common Stock at a total cost of $16.6 million with a volume weighted average price of $34.47 per share. At December 31, 2006, the repurchase of approximately
0.9 million shares remained authorized under this program.

Investments. The Company's overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company's interest-sensitive assets and liabilities and seeking to minimize the Company's exposure to fluctuations in interest rates. The Company's investment portfolio, which totaled $4,483.4 million at December 31, 2006, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships, trading account securities and short-term investments. During 2006, the market value of the Company's investment portfolio, in relation to its amortized cost, increased by $4.6 million from year-end 2005, before related changes in the cost of business acquired of $0.3 million and a decrease in the income tax provision of $1.7 million. In addition, the Company recognized pre-tax net investment losses of $0.9 million in 2006. The weighted average credit rating of those of the Company's fixed maturity securities having ratings by Standard & Poor's Corporation, was "AA" at December 31, 2006. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks, which are discussed below.

At December 31, 2006, approximately 32% of the Company's total invested assets were comprised of corporate fixed maturity securities. Eighty-four percent of the Company's corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA - 4%, AA - 4%, A
- 35%, and BBB - 41%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To reduce its exposure to corporate credit risk, the Company diversifies its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 21% of the Company's total invested assets at December 31, 2006. Ninety-seven percent of the Company's mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2006, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 13.5 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it. The Company also maintains a securities lending program under which, from time to time, certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. The collateral received for securities loaned is recorded at the fair value of the collateral, which is generally in an amount in excess of the market value of the securities loaned. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. See Note F to the Consolidated Financial Statements.

The types and amounts of investments made by the Company's insurance subsidiaries are subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company's Amended Credit Agreement also contains limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company's investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.

Asset/Liability Management and Market Risk. Because the Company's primary assets and liabilities are financial in nature, the Company's consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company manages this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company's other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the "duration gap," remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which relate to its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2006, the Company maintained these duration gaps within the aforementioned maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2006, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in foreign currency denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company's investment in foreign currency denominated fixed maturity securities during 2006 was less than 0.4% of total invested assets.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses assist the Company in estimating the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company's interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $70.3 million at December 31, 2006 as compared to a decline of approximately $61.0 million at December 31, 2005. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results indicated by these analyses will likely be materially different from the actual changes in the value of the Company's assets that will be experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future borrowing requirements, the interest rate environment and other market conditions. At December 31, 2006, a hypothetical 10% decrease in market interest rates would cause a corresponding $9.9 million increase in the fair value of the Company's fixed-rate corporate debt which matures in 2033 as compared to an increase of $9.3 million at December 31, 2005. Because interest expense on the Company's floating-rate corporate debt that was outstanding at December 31, 2006 would have fluctuated as prevailing interest rates changed, changes in market interest rates would not have materially affected its fair value.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums generally based upon percentages of the Company's premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. During 2005, the Company entered into a reinsurance arrangement under which the Company cedes 30% of its excess workers' compensation risks between $100.0 million and $150.0 million, per occurrence. During 2006, the Company entered into a reinsurance arrangement under which the Company cedes a substantial majority in proportionate amount of the risks between $100.0 million and $150.0 million, per occurrence. These changes have increased the reinsurance premiums paid by the Company for these products.

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

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $2,107.6 million at December 31, 2006, represent management's best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company's methodologies, assumptions and the resulting reserves. The Company's projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company's insurance reserves are based upon management's informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company's insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company's results of operations for the periods in which such revisions are made. There were no material changes in the current year in the actuarial methods and/or assumptions from those used in the previous periods; however, in 2006, 2005 and 2004, the Company experienced degrees of adverse variance in loss experience from its past projections. See "Property and Casualty Insurance Reserves." in Part I, Item 1 - Business.

The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company's disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant's age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent increase or decrease in the group long-term disability claim termination rate established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2006 by approximately $0.6 million, which would in turn have increased or decreased, respectively, its 2006 net income by $0.4 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company's discount rate assumptions are discussed in further detail below.

The Company's reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims, for which case reserves are established, and estimates of incurred but not reported ("IBNR") losses are developed on the basis of past experience. The unpaid claims and claim expense reserves carried for the Company's casualty insurance products represent the difference between the selected ultimate loss amount and the loss amount paid to date. The unpaid claims and claim expense reserves carried for the Company's disability and accident insurance products are established by the incurred loss development method (as described below) utilizing various mathematic tools in order to project future loss experience based on the Company's historical loss experience. The difference between total unpaid claims and claim expense reserves and case unpaid claims and claim expense reserves represent the IBNR reserve. The following table summarizes the composition of the Company's total reserves for disability, accident and property and casualty claims and claim expenses, split between case and IBNR reserves, as of December 31, 2006 (dollars in millions):

Balance, net of reinsurance:
     Case reserves
         Disability and accident........................................    $     562.1
         Property and casualty..........................................          263.2

     IBNR reserves
         Disability and accident........................................          207.3
         Property and casualty..........................................          489.2
                                                                             ----------
            Total reserves..............................................        1,521.8
     Reinsurance receivables............................................          247.2
                                                                            -----------
   Balance, gross of reinsurance                                            $   1,769.0
                                                                            ===========

Balance Sheets:
     Future policy benefits:
         Disability and accident........................................    $     610.6
     Unpaid claims and claim expenses:
         Disability and accident........................................          300.7
         Property and casualty..........................................          857.7
                                                                            -----------
                                                                            $   1,769.0
                                                                            ===========

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company's property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year the claim is incurred. At December 31, 2006, disability and primary and excess workers' compensation reserves for unpaid claims and claim expenses with a carrying value of $1,010.8 million have been discounted at a weighted average rate of 5.5%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Primary and excess workers' compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers' compensation claims incurred in 2006 would have decreased the amount of the reserves it established with respect to such claims by approximately $2.6 million, and a 25 basis point decrease in such rates would have increased the amount of such reserves by the same amount. In both cases, discount rate changes of this type and magnitude would be intended to reasonably reflect corresponding changes in market interest rates. These levels of change to the Company's discount rate would have increased, in the first case, or decreased, in the second, its 2006 net income by $1.7 million.

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

The Company's actuaries select an ultimate loss reserve amount for its property and casualty insurance products by reviewing the results of the actuarial methods described above, as well as other tertiary methods which serve to provide supplemental data points, and applying judgments to achieve a point estimate for the ultimate loss amount, rather than calculating ranges around the reserves. Reserves for unpaid claims and claim expenses for such products represent management's best estimate and are based upon this actuarially derived point estimate. In reviewing and determining the adequacy of this estimate, management considers several factors such as historical results, changes to policy pricing, terms and conditions, deductibles, SIR levels and attachment points, claims-handling staffing, practices and procedures, effects of claim inflation, industry loss trends, reinsurance coverages, underwriting initiatives, and changes in state legislative and regulatory environments.

For the Company's property and casualty insurance products, a review of the eight most recent years' historical loss development variation reflects an annual range of - 3.4% to + 6.6%. The average annual increase reflected in such review was +4.3% and the average decrease was - 1.7%. If the Company were to assume subsequent loss development of +4.3% or -1.7%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2006 would be increased by $32.0 million in the first case, which would have decreased its 2006 net income by $20.8 million, or decreased by $12.6 million in the second, which would have increased its 2006 net income by $8.2 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company's results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company's unpaid claims and claim expenses could be changed by an amount that could be material to the Company's results of operations, financial condition and liquidity.

For the reasons described above, if the Company's actual loss experience from its current or discontinued products is less favorable than the Company's assumptions or estimates, the Company's reserves could be inadequate. In such event, the Company's results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.

Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting, and certain sales support expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Deferred acquisition costs related to group life, disability and accident products, which totaled $194.3 million at December 31, 2006, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $13.8 million at December 31, 2006, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $56.9 million at December 31, 2006, are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' anticipated surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of other comprehensive income in shareholders' equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $78.7 million, $67.2 million and $61.1 million in 2006, 2005 and 2004, respectively. These amounts represented 33%, 31% and 31% of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods. Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." which impacted, and will in the future impact, the way the Company accounts for deferred acquisition costs. See Note A to the Consolidated Financial Statements.

Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income in shareholders' equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety-seven percent of the Company's fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Investments acquired through private placements, which are not actively traded in a liquid market and do not have other mechanisms for their liquidation, totaled $106.4 million at December 31, 2006. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be limited by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.

Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. Management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer's industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent changes in credit ratings of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value are also considered. In 2006, 2005 and 2004, the Company recognized losses totaling $4.2 million, $4.2 million and $3.9 million, respectively, for the other than temporary decline in the value of various fixed maturity and other securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer's credit ratings, deteriorating financial results of issuers, adverse changes in the estimated amount and timing of future cash flows from securities and the impact of adverse economic conditions on issuers' financial positions. Investment grade and non-investment grade fixed maturity securities comprised 69.6% and 5.7%, respectively, of the Company's total investment portfolio at December 31, 2006. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $72.0 million and $35.3 million, respectively, at December 31, 2006. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $4.9 million and $4.5 million, respectively, at December 31, 2006. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company's balance sheet as a component of other comprehensive income. The Company anticipates that if certain existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $7 million to $15 million pre-tax ($5 million to $10 million on an after-tax basis) with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of the Company's procedures for the evaluation of other than temporary impairment in valuation. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.

The Company also invests in certain limited partnerships and limited liability companies which invest in various financial instruments. These investments are reflected in the Company's financial statements under the equity method; accordingly, positive or negative changes in the value of the investees' underlying investments are included in net investment income. For this purpose, the Company estimates the values of its investments in these entities based on values provided by their managers. The Company believes that its estimates reasonably reflect the values of its investments in these entities; however, there can be no assurance that such values will ultimately be realized upon liquidation of such investments, which generally can occur only through a redemption or withdrawal from the various entities, since no trading market exists for these investments. Such redemptions and withdrawals are generally available only at specified intervals upon the giving of specified prior notice to the applicable entity.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS REGARDING CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," "judgment," "outlook" or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company's business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company's investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I,
Item 1A - Risk Factors. The Company disclaims any obligation to update forward-looking information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this Form 10-K under the heading "Liquidity and Capital Resources - Asset/Liability Management and Market Risk" beginning on page 33 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 49 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company's management, including the CEO and Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.

Management's annual report on internal control over financial reporting and the attestation report of the Company's registered public accounting firm are included below.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm's report which is included elsewhere herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Delphi Financial Group, Inc.


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Delphi Financial Group, Inc. and its subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 23, 2007 expressed an unqualified opinion thereon.

                                                           /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 23, 2007

ITEM 9B. OTHER INFORMATION

None.
                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders, under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" and is incorporated herein by reference, and in Item 4 in Part I of this Form 10-K.

On June 1, 2006, Robert Rosenkranz, the Company's Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders, under the caption "Independent Auditors" and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 50 of this Form 10-K.

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

3.2 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (7)

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (22)

3.4   Amended and Restated By-laws of Delphi Financial Group, Inc., as amended
      (25)

4.1 Indenture, dated as of October 8, 1993, between Delphi Financial Group, Inc. and State Street Bank of Connecticut (formerly Shawmut Bank Connecticut, N.A.) as Trustee (matured 8.0% Senior Notes due 2003) (3)

4.2 Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a)) (16)

4.3 First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b)) (16)

4.4 Amended and Restated Limited Liability Agreement of Delphi Funding L.L.C., dated as of March 25, 1997, among Delphi Financial Group, Inc., as Managing Member, Chestnut Investors III, Inc., as Resigning Member, and the Holders of Capital Securities described therein, as Members (Exhibit 4(a)) (8)

4.5 Subordinated Indenture, dated as of March 25, 1997, between Delphi Financial Group, Inc. and Wilmington Trust Company as Trustee (Exhibit 4(b)) (8)

4.6 Guarantee Agreement dated March 25, 1997, between Delphi Financial Group, Inc., as Guarantor, and Wilmington Trust Company, as Trustee (Exhibit 4(c)) (8)

4.7 Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein (Exhibit 4.1) (17)

4.8 Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2) (17)

4.9 Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Exhibit 4.3) (17)

10.1 Amended and Restated Credit Agreement, dated as of October 25, 2006, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (27)

10.2 Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1) (12)

10.3 Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1) (24)

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

10.17 Amendment of Stock Option Award Agreement, dated January 4, 2006, for Harold F. Ilg (23)

10.18 Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1) (19)

10.19 Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (23)

10.20 Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Option Plan, as amended May 28, 2003 (Exhibit 10.2) (17)

10.21 Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2) (18)

10.22 Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (4)

10.23 Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (17)

10.24 Employment letter, dated April 19, 2006, for Donald A. Sherman (Exhibit 10.1) (26)

10.25 Form of Restricted Share Unit Award Agreement (Exhibit 99.1) (20)

10.26 SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (5)

10.27 Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (5)

10.28 Reinsurance Agreement, dated January 27, 1998, between Reliance Standard Life Insurance Company and Oracle Reinsurance Company Ltd. (Exhibit 10.27)
      (9)

10.29 Casualty Excess of Loss Reinsurance Agreement, dated January 27, 1998, between Safety National Casualty Corporation and Oracle Reinsurance Company Ltd. (Exhibit 10.28) (9)

10.30 Commutation, Prepayment and Redemption Agreement, dated September 14, 2001, between Delphi Financial Group, Inc., Safety National Casualty Corporation, Reliance Standard Life Insurance Company, Delphi International Ltd. and Oracle Reinsurance Company Ltd. (Exhibit 10.1) (13)

11.1  Computation of Results per Share of Common Stock (28)

21.1  List of Subsidiaries of the Company (29)

23.1  Consent of Ernst & Young LLP (29)

24.1  Powers of Attorney (29)

31.1 Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (29)

31.2 Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (29)

32.1 Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

--------------------
(1) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 1992.

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

(22) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2005.

(23) Incorporated herein by reference to the designated exhibit to the Company's Form 10-K for the year ended December 31, 2005.

(24) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2006.

(25) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated April 19, 2006.

(26) Incorporated herein by reference to the designated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2006.

(27) Incorporated herein by reference to the designated exhibit to the Company's Current Report on Form 8-K dated October 25, 2006.

(28) Incorporated herein by reference to Note O to the Consolidated Financial Statements included elsewhere herein.

(29)  Filed herewith.

(c) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 50 of this Form 10-K are included under Item 8 and are presented beginning on page 83 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Delphi Financial Group, Inc.

                                                    By: /s/ ROBERT ROSENKRANZ
                                                        ------------------------
                                                       Chairman of the Board and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                         Capacity                      Date
----------------------------------------------------------   ----------------------------  -----------------
/s/              ROBERT ROSENKRANZ                            Chairman of the Board         February 28, 2007
----------------------------------------------------------
                 (Robert Rosenkranz)                          and Chief Executive
                                                              Officer (Principal Executive
                                                              Officer)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                  (Kevin R. Brine)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
               (Lawrence E. Daurelle)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                   (Edward A. Fox)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                  (Steven A. Hirsh)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                   (Harold F. Ilg)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                  (James M. Litvack)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                  (James N. Meehan)

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                (Philip R. O'Connor)

/s/               DONALD A. SHERMAN                           Director, President and       February 28, 2007
----------------------------------------------------------
                 (Donald A. Sherman)                          Chief Operating Officer

/s/             ROBERT M. SMITH, JR.                          Director and Executive        February 28, 2007
----------------------------------------------------------
               (Robert M. Smith, Jr.)                         Vice President

                          *                                   Director                      February 28, 2007
----------------------------------------------------------
                 (Robert F. Wright)

                          *                                   Vice President and            February 28, 2007
----------------------------------------------------------
                (Thomas W. Burghart)                          Treasurer (Principal
                                                              Accounting and Financial
                                                              Officer)

* BY:  /s/             ROBERT ROSENKRANZ
      -----------------------------------------------------
                       Attorney-in-Fact

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31, 2006
                                                          --------------------------------------------------------
                                                              First         Second         Third         Fourth
                                                             Quarter       Quarter        Quarter        Quarter
                                                          ------------   -----------   -----------  --------------
Revenues excluding realized investment (losses) gains     $    321,988   $   341,056   $   361,349  $      388,056
Realized investment (losses) gains...................           (1,251)         (294)         (335)          1,022
                                                          ------------   -----------   -----------  --------------
Total revenues.......................................          320,737       340,762       361,014         389,078
Operating income.....................................           53,358        57,862        58,378          63,826
Income from continuing operations....................           32,832        35,824        36,168          40,179
Net income...........................................           32,822        32,901        36,169          40,176

Basic results per share of common stock:
   Income from continuing operations.................     $       0.66   $      0.72   $      0.73  $         0.80
   Net income .......................................             0.66          0.66          0.73            0.80

Diluted results per share of common stock:
   Income from continuing operations.................     $       0.65   $      0.71   $      0.71  $         0.78
   Net income........................................             0.65          0.65          0.71            0.78


                                                                        Year Ended December 31, 2005
                                                          --------------------------------------------------------
                                                             First         Second         Third         Fourth
                                                            Quarter       Quarter         Quarter       Quarter
                                                          ------------   -----------   -----------  --------------
Revenues excluding realized investment gains.........     $    289,240   $   301,164   $   304,492  $      318,884
Realized investment gains............................            1,817         3,320         3,397             469
                                                          ------------   -----------   -----------  --------------
Total revenues.......................................          291,057       304,484       307,889         319,353
Operating income.....................................           47,363        50,402        52,455          53,801
Income from continuing operations....................           29,247        30,990        32,838          33,609
Net income...........................................           30,107        31,977        22,032          29,218

Basic results per share of common stock:

   Income from continuing operations.................     $       0.60   $      0.64   $      0.67  $         0.68
   Net income .......................................             0.62          0.66          0.45            0.59

Diluted results per share of common stock:

   Income from continuing operations.................     $       0.59   $      0.62   $      0.65  $         0.67
   Net income........................................             0.60          0.64          0.44            0.58

Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year. Prior period results per share have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on June 1, 2006.

In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business and has classified the operating results of this business as discontinued operations. Net income for the first, second, third and fourth quarters of 2006 include after-tax (loss) income from discontinued operations of $(10,000), $(2.9) million, $1,000 and $(3,000), respectively. Net income for the first, second, third and fourth quarters of 2005 include after-tax income (loss) from discontinued operations of $0.8 million, $1.0 million, $(10.8) million and $(4.4) million, respectively. See "Other Transactions" in Part I, Item 1 - Business and Note R to the Consolidated Financial Statements. Results for the first, second, third and fourth quarters of 2006 include pre-tax investment losses of $0.7 million, $1.5 million, $1.1 million and $0.8 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Results for the first, second, third and fourth quarters of 2005 include pre-tax investment losses of $0.5 million, $0.7 million, $3.0 million and $0, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities. See "Results of Operations" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
                                                                                                             --------
Audited Consolidated Financial Statements of Delphi Financial Group, Inc. and Subsidiaries:

     Report of Independent Registered Public Accounting Firm..............................................         51

     Consolidated Statements of Income - Years Ended December 31, 2006, 2005 and 2004.....................         52

     Consolidated Balance Sheets - December 31, 2006 and 2005.............................................         53

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2006, 2005 and 2004.......         54

     Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004.................         55

     Notes to Consolidated Financial Statements...........................................................         56

Financial Statement Schedules of Delphi Financial Group, Inc. and Subsidiaries:

     Schedule I, Summary of Investments Other Than Investments in Related Parties.........................         83

     Schedule II, Condensed Financial Information of Registrant...........................................         84

     Schedule III, Supplementary Insurance Information....................................................         88

     Schedule IV, Reinsurance.............................................................................         89

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations..............         90

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Delphi Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Delphi Financial Group, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

                                                 /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 23, 2007

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    Year Ended December 31
                                                                                          -----------------------------------------
                                                                                             2006           2005           2004
                                                                                          -----------    -----------    -----------
Revenue:
      Premium and fee income......................................................         $ 1,156,578    $   990,211    $   828,077
      Net investment income.......................................................             255,871        223,569        202,444
      Net realized investment (losses) gains......................................                (858)         9,003         15,460
                                                                                           -----------    -----------    -----------
                                                                                             1,411,591      1,222,783      1,045,981
                                                                                           -----------    -----------    -----------
Benefits and expenses:
      Benefits, claims and interest credited to policyholders.....................             847,486        725,207        614,488
      Commissions.................................................................              74,391         66,677         60,796
      Amortization of cost of business acquired...................................              80,768         69,281         62,043
      Other operating expenses....................................................             175,522        157,597        125,724
                                                                                           -----------    -----------    -----------
                                                                                             1,178,167      1,018,762        863,051
                                                                                           -----------    -----------    -----------
           Income from continuing operations before interest and income
                 tax expense......................................................             233,424        204,021        182,930

Interest expense:
      Corporate debt..............................................................              20,172         15,607         14,040
      Junior subordinated deferrable interest debentures..........................               5,211          4,855          4,486
                                                                                           -----------    -----------    -----------
                                                                                                25,383         20,462         18,526
                                                                                           -----------    -----------    -----------

           Income from continuing operations before income tax expense............             208,041        183,559        164,404

Income tax expense................................................................              63,038         56,875         43,004
                                                                                           -----------    -----------    -----------
           Income from continuing operations......................................             145,003        126,684        121,400

(Loss) income from discontinued operations, net of income tax
           (benefit) expense......................................................              (2,935)       (13,350)         2,143
                                                                                           -----------    -----------    -----------
           Net income.............................................................         $   142,068    $   113,334    $   123,543
                                                                                           ===========    ===========    ===========

Basic results per share of common stock:
      Income from continuing operations...........................................         $      2.92    $      2.58    $      2.53
      Net income..................................................................                2.86           2.31           2.58

Diluted results per share of common stock:
      Income from continuing operations...........................................         $      2.85    $      2.52    $      2.46
      Net income..................................................................                2.79           2.25           2.50

Dividends paid per share of common stock..........................................         $      0.31    $      0.24    $      0.20

                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                December 31,
                                                                                         --------------------------
                                                                                             2006           2005
                                                                                         -----------    -----------
Assets:
     Investments:

            Fixed maturity securities, available for sale.............................    $ 3,377,578    $ 3,244,764
            Short-term investments....................................................        400,239         94,308
            Other investments.........................................................        705,563        573,532
                                                                                          -----------    -----------
                                                                                            4,483,380      3,912,604
     Cash.............................................................................         48,204         28,493
     Cost of business acquired........................................................        267,920        248,138
     Reinsurance receivables..........................................................        410,593        413,113
     Goodwill.........................................................................         93,929         93,929
     Securities lending collateral....................................................             --        244,821
     Other assets.....................................................................        251,975        235,644
     Assets held in separate account..................................................        114,474         99,428
                                                                                          -----------    -----------
            Total assets..............................................................    $ 5,670,475    $ 5,276,170
                                                                                          ===========    ===========
Liabilities and Shareholders' Equity:
     Future policy benefits:
            Life......................................................................    $   279,919    $   273,486
            Disability and accident...................................................        610,618        539,929
     Unpaid claims and claim expenses:
            Life......................................................................         58,752         55,885
            Disability and accident...................................................        300,693        247,093
            Casualty..................................................................        857,662        746,479
     Policyholder account balances....................................................      1,119,218      1,039,610
     Corporate debt...................................................................        263,750        234,750
     Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital
            securities issued by unconsolidated subsidiaries..........................         59,762         59,762
     Securities lending payable.......................................................             --        244,821
     Advances from Federal Home Loan Bank.............................................         55,342         55,342
     Other liabilities and policyholder funds.........................................        775,477        646,546
     Liabilities related to separate account..........................................        114,474         99,428
                                                                                          -----------    -----------
            Total liabilities.........................................................      4,495,667      4,243,131
                                                                                          -----------    -----------

     Shareholders' equity:
            Preferred Stock, $.01 par; 50,000,000 shares authorized                                --             --
            Class A Common Stock, $.01 par; 150,000,000 shares authorized;
                  48,010,697 and 31,274,166 shares issued and outstanding,
                  respectively........................................................            480            313
            Class B Common Stock, $.01 par; 20,000,000 shares authorized;
                  5,671,744 and 3,904,481 shares issued and outstanding...............             57             39
            Additional paid-in capital................................................        474,722        442,531
            Accumulated other comprehensive income....................................         19,133         20,264
            Retained earnings.........................................................        763,386        636,285
            Treasury stock, at cost; 4,565,716 and 2,723,211 shares of
                  Class A Common Stock, respectively..................................        (82,970)       (66,393)
                                                                                          -----------    -----------
                  Total shareholders' equity..........................................      1,174,808      1,033,039
                                                                                         -----------    ------------
                         Total liabilities and shareholders' equity...................    $ 5,670,475    $ 5,276,170
                                                                                         ============    ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                           Accumulated
                                       Class A     Class B   Additional       Other
                                       Common       Common     Paid-in    Comprehensive  Retained      Treasury
                                        Stock       Stock      Capital        Income     Earnings       Stock        Total
                                     ----------- ----------- -----------  ------------  -----------  ----------- ------------
Balance, January 1, 2004...........  $       295 $        42  $   383,573  $    52,428  $   421,080  $   (58,978) $   798,440
                                                                                                                  -----------
Net income.........................           --          --           --           --      123,543           --       23,543

Other comprehensive income:
    Increase in net unrealized
         appreciation on
         investments...............           --          --           --        4,716           --           --        4,716
    Decrease in net loss on
         cash flow hedge...........           --          --           --          786           --           --          786
    Net change in minimum
         pension
         liability adjustment......           --          --           --         (559)          --           --         (559)
                                                                                                                  -----------
Comprehensive
income...............                                                                                                 128,486
Issuance of stock, exercise
    of stock options and share
    conversions....................            9          (3)      20,596           --           --           --       20,602
Stock-based compensation...........           --          --        2,739           --           --           --        2,739
Acquisition of treasury stock......           --          --           --           --           --         (336)        (336)
Cash dividends.....................           --          --           --           --      (10,083)          --      (10,083)
                                     ----------- -----------  -----------  -----------  -----------  -----------  -----------
     Balance,
         December 31, 2004.........  $       304 $        39  $   406,908  $    57,371  $   534,540  $   (59,314) $   939,848
Net income.........................           --          --           --           --      113,334           --      113,334

Other comprehensive income:
     Decrease in net unrealized
         appreciation
         on investments............           --          --           --      (37,193)          --           --      (37,193)
    Decrease in net loss on
         cash flow hedge...........           --          --           --          785           --           --          785
    Net change in minimum
         pension liability
         adjustment................           --          --           --         (699)          --           --         (699)
                                                                                                                  -----------
Comprehensive income...............                                                                                    76,227
Issuance of stock, exercise of
    stock options and share
    conversions....................            9          --       27,697           --           --           --       27,706

Stock-based compensation...........           --          --        7,926           --           --           --        7,926
Acquisition of treasury stock......           --          --           --           --           --       (7,079)      (7,079)
Cash dividends.....................           --          --           --           --      (11,589)          --      (11,589)
                                     ----------- -----------  -----------  -----------  -----------  -----------  -----------
     Balance,
         December 31, 2005.........  $       313 $        39  $   442,531  $    20,264  $   636,285  $   (66,393) $ 1,033,039
Net income.........................           --          --           --           --      142,068           --      142,068

Other comprehensive income:
    Increase in net unrealized
         appreciation on
         investments...............           --          --           --        3,199           --           --        3,199
    Decrease in net loss on
         cash flow hedge...........           --          --           --          785           --           --          785
    Net change in minimum
         pension liability
         adjustment................           --          --           --            8           --           --            8
                                                                                                                  -----------
Comprehensive income...............                                                                                   146,060
Adoption of Statement of
     Financial Accounting
     Standard No. 158..............           --          --           --       (5,123)          --           --       (5,123)
Issuance of stock, exercise
    of stock options and share
    conversions....................            8          (1)      23,439           --           --           --       23,446
Stock-based compensation...........           --          --        8,931           --           --           --        8,931
Acquisition of treasury stock......           --          --           --           --           --      (16,577)     (16,577)
Cash dividends.....................           --          --           --           --      (14,967)          --      (14,967)
Three-for-two stock split..........          159          19         (179)          --           --           --           (1)
                                     ----------- -----------  -----------  -----------  -----------  -----------  -----------
     Balance,
         December 31, 2006.........  $       480 $        57  $   474,722  $    19,133  $   763,386  $   (82,970) $ 1,174,808
                                     =========== ===========  ===========  ===========  ===========  ===========  ===========

                 See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 Year Ended December 31,
                                                                                      -----------------------------------------
                                                                                         2006           2005           2004
                                                                                      -----------    -----------    -----------
Operating activities:
      Net income..................................................................    $   142,068    $   113,334    $   123,543
      Adjustments to reconcile net income to net cash provided
                 by operating activities:
           Change in policy liabilities and policyholder accounts.................        270,620        227,188        201,571
           Net change in reinsurance receivables and payables.....................          5,160         13,818        (16,568)
           Amortization, principally the cost of business acquired
                 and investments..................................................         70,935         62,014         49,325
           Deferred costs of business acquired....................................       (100,260)       (89,601)       (84,627)
           Net realized losses (gains) on investments.............................            858         (9,003)       (15,460)
           Net change in federal income tax liability.............................         28,590         16,924         24,057
           Other..................................................................        (15,046)       (25,274)       (17,746)
                                                                                      -----------    -----------    -----------
                 Net cash provided by operating activities........................        402,925        309,400        264,095
                                                                                      -----------    -----------    -----------

Investing activities:
      Purchases of investments and loans made.....................................     (1,119,894)    (1,946,034)    (1,881,235)
      Sales of investments and receipts from repayment of loans...................        747,841      1,408,018      1,390,290
      Maturities of investments...................................................        206,223        180,292        211,483
      Net change in short-term investments........................................       (305,849)         1,484         18,991
      Change in deposit in separate account.......................................         (2,008)        (5,876)        (5,090)
                                                                                      -----------    -----------    -----------
                 Net cash used by investing activities............................       (473,687)      (362,116)      (265,561)
                                                                                      -----------    -----------    -----------
Financing activities:
      Deposits to policyholder accounts...........................................        200,820        102,708        140,173
      Withdrawals from policyholder accounts......................................       (131,229)      (101,701)       (88,251)
      Borrowings under revolving credit facility..................................         31,000         88,000         38,000
      Principal payments under revolving credit facility..........................         (2,000)       (11,000)       (24,000)
      Change in liability for Federal Home Loan Bank advances.....................             --        (30,000)       (65,000)
      Other financing activities..................................................         (8,118)         8,878          6,135
                                                                                      -----------    -----------    -----------
                 Net cash provided by financing activities........................         90,473         56,885          7,057
                                                                                      -----------    -----------    -----------

Increase in cash..................................................................         19,711          4,169          5,591
Cash at beginning of year.........................................................         28,493         24,324         18,733
                                                                                      -----------    -----------    -----------
           Cash at end of year....................................................    $    48,204    $    28,493    $    24,324
                                                                                      ===========    ===========    ===========


                See notes to consolidated financial statements.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. ("DFG") and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company ("RSLIC"), Safety National Casualty Corporation ("SNCC"), First Reliance Standard Life Insurance Company ("FRSLIC"), Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas"), Safety First Insurance Company ("SFIC"), SIG Holdings, Inc. ("SIG") and Matrix Absence Management, Inc. ("Matrix"). The term "Company" shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2005 and 2004 consolidated financial statements to conform with the 2006 presentation. As of December 31, 2006, Mr. Robert Rosenkranz, Chairman of the Board and Chief Executive Officer of DFG, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company's common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers' compensation, group life and travel accident. The Company's asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Canada. The Company's two reportable segments are group employee benefit products and asset accumulation products. The Company's reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses and before interest and income tax expense. The accounting policies of the Company's segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of mortgage loans, investments in limited partnerships, equity securities, trading account securities, investments in limited liability companies and amounts receivable from investment sales. At December 31, 2006 and 2005, the Company had investments in mortgage loans in the aggregate amounts of $164.3 million and $148.0 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2006 and 2005, the Company had investments in limited partnerships of $139.1 million and $108.4 million, respectively. Investments in limited partnerships are reflected on the equity method, with earnings included in net investment income. Equity securities are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit. Investments in limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. At December 31, 2006 and 2005, the Company had investments in trading account securities in the aggregate amounts of $139.9 million and $91.8 million, respectively. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in income.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FNANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

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

Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting and certain sales support expenses, are deferred when incurred. For certain annuity products, these costs are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies' anticipated surrender charges and mortality, investment and expense margins. For funding agreements, the deferred acquisition costs are amortized over the expected life of the contracts using a method that approximates the interest method. Deferred acquisition costs for life, disability and accident products are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs for casualty insurance products are amortized over the period in which the related premium is earned. The present value of estimated future profits ("PVFP"), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for disability and group life insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of accumulated other comprehensive income. Effective January 1, 2007, the Company's accounting policy for deferred acquisition costs and PVFP will be changing as a result of new accounting requirements. See "Recently Issued Accounting Standards."

Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the "other" segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2006, 2005, or 2004.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FNANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. SNCC utilizes anticipated investment income as a factor in the premium deficiency calculation. At December 31, 2006, disability and primary and excess workers' compensation reserves with a carrying value of $1,010.8 billion have been discounted at a weighted average rate of 5.5%, with the rates ranging from 3.7% to 7.5%.

Policyholder Account Balances. Policyholder account balances are comprised of the Company's reserves for interest-sensitive insurance products, including annuities. During the first quarter of 2006, the Company issued $100 million of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Reserves for annuity products are equal to the policyholders' aggregate accumulated value. Reserves for the funding agreements are equal to the outstanding principal amount and accrued interest.

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

Income Taxes. The Company files a life/non-life consolidated federal tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The non-life subgroup includes DFG, SNCC, FRSLIC, SFIC and the non-insurance subsidiaries of the Company. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company's income tax return.

Pension and Other Postretirement Benefits. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Prior accounting standards only required footnote disclosure of a plan's funded status. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The adjustment to ending accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plan's funded status in the Company's statement of financial position pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions." These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FNANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company's statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company's operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled "Prior to Application of SFAS No. 158."

                                                     At December 31, 2006
                                          -------------------------------------
                                           Prior to    Effect of
                                           Adopting     Adopting         As
                                             SFAS         SFAS       Reported at
                                            No. 158     No. 158       12/31/06
                                          ----------   ----------    -----------
                                                   (Dollars in Thousands)
Intangible asset (pension)                $      600   $     (600)   $         -
Total assets                               5,671,075         (600)     5,670,475
Accrued pension liability                     23,131        7,282         30,413
Deferred income taxes                        149,827       (2,759)       147,068
Total liabilities                          4,491,144        4,523      4,495,667
Accumulated other comprehensive income        24,256       (5,123)        19,133
Total shareholders' equity                 1,179,931       (5,123)     1,174,808

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service costs of $1.0 million ($0.6 million net of tax) and unrecognized actuarial losses of $9.0 million ($5.9 million net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $0.5 million ($0.4 million net of tax), and $1.1 million ($0.7 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ended December 31, 2007.

Premium Recognition. The Company's group life, disability and accident insurance products consist primarily of long-duration contracts, and, accordingly, premiums for these products are recognized as revenue when due from policyholders. The Company's casualty insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period and recognized in proportion to the amount of insurance protection provided. All insurance-related revenue is reported net of premiums ceded under reinsurance arrangements. A reserve is provided for the portion of premiums written which relates to unexpired contract terms. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk. Revenue from asset accumulation products consists of policy charges for the cost of insurance, policy administration charges and surrender charges assessed against the policyholder account balances during the period.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Stock-Based Compensation. As of January 1, 2006, the Company adopted SFAS No. 123 (Revised) ("123R"), "Share-Based Payment," a revision of SFAS No. 123, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values and prohibits pro forma disclosure as an alternative. The Company adopted SFAS No. 123R using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and for any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. Accordingly, since the Company adopted SFAS No. 123 in 2003 using the prospective transition method, compensation cost for unvested awards granted prior to 2003 is required to be recognized under SFAS No. 123R. Compensation cost recognized for such awards was not material to the results of operations of the Company for the year ended December 31, 2006.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense only as they occur. During 2006, the Company recorded an adjustment for expected forfeitures as a reduction in stock-based compensation expense, which is included within other operating expenses on the Company's consolidated income statement. The adjustment attributable to compensation expense recognized prior to 2006 for unvested awards as of January 1, 2006 was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the results of operations of the Company. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. These cash flows were not material to the Company's consolidated statements of cash flows for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as of its original effective date (dollars in thousands, except for per share data):

                                                                                            Year Ended December 31,
                                                                                          ----------------------------
                                                                                              2005              2004
                                                                                          -----------       -----------
Net income, as reported.............................................................      $   113,334       $   123,543
Add:  Stock-based employee compensation expense included
      in reported net income, net of related tax effects............................            5,701             2,222
Deduct: Stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects......................................................           (5,964)           (2,955)
                                                                                          -----------       -----------
Pro forma net income ...............................................................      $   113,071       $   122,810
                                                                                          ===========       ===========

Earnings per share:
    Basic, as reported..............................................................      $      2.31       $      2.58
    Basic, pro forma................................................................             2.31              2.56

    Diluted, as reported............................................................      $      2.25       $      2.50
    Diluted, pro forma..............................................................             2.24              2.47

The Company recognized stock compensation expenses of $9.7 million, $8.5 million and $3.2 million for 2006, 2005 and 2004, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2006 was $15.4 million and the weighted average period of time over which this expense will be recognized is 2.6 years.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                        Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 2006           2005            2004
                                                                             -----------     -----------    -----------
Expected volatility......................................................         24.4%          17.5  %         26.8%
Expected dividends.......................................................          0.9%           0.8  %          0.8%
Expected lives of options (in years).....................................          6.5            3.4             5.0
Risk-free rate...........................................................          4.8%           4.2  %          3.4%

The expected volatility reflects the Company's past monthly stock price volatility. The expected life of options granted in 2006 was calculated using the "simplified method" in accordance with Staff Accounting Bulletin 107. For options granted in 2005 and 2004, the Company used a projected expected life based on employees' historical exercise behavior. The dividend yield is based on the Company's historical dividend payments. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the expected life of the option using the straight-line method.

The Company's stock-based compensation plans and related activity are more fully described in Note M.

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $8.07, $9.85, and $7.64, respectively. The cash proceeds from stock options exercised were $11.0 million, $15.0 million and $10.7 million for the year ended 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $18.8 million, $20.7 million and $12.3 million, respectively. The Company's actual benefits from tax deductions realized in excess of recognized compensation cost were $6.7 million, $7.5 million and $4.6 million in 2006, 2005 and 2004, respectively, and are included as a component of additional paid in capital.

Statements of Cash Flows. Cash includes deposits on hand in the Company's bank accounts. At December 31, 2006 and 2005, various client escrow accounts represented $23.5 million and $7.9 million, respectively, of the Company's total cash balance. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption "short-term investments" in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of SFAS No. 133 and SFAS No. 140," which is effective for all financial instruments acquired or issued after January 1, 2007. This standard (a) permits fair value remeasurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only and principal-only securities are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends SFAS No. 140 to eliminate restrictions on a qualifying special purpose entity's ability to hold a passive derivative financial instrument that pertains to beneficial interests that are or contain a derivative financial instrument. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The Interpretation applies to positions for all open tax years. FIN No. 48 requires that companies recognize the impact of the tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial condition or results of operations.

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

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. This statement defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is in the process of implementing the changes required by its adoption of SOP 05-1 and evaluating the impact the statement will have on its consolidated financial position and results of operations. Based on the Company's evaluation to date, the Company preliminarily estimates that the after-tax charge that will result from the cumulative adjustment to the Company's beginning retained earnings balance at January 1, 2007 will be in the range of $75 million to $90 million, net of the related tax benefit. This preliminary estimate is based on the Company's interpretation of SOP 05-1 and the manner of its implementation with respect to deferred policy acquisition costs and PVFP relating to the Company's group employee benefit products. However, these matters involve a significant degree of interpretative judgment, and the Company's interpretation is subject to future change due to the issuance of further guidance by the relevant accounting bodies and/or the application of SOP 05-1 by the accounting industry. It is therefore possible that such charge will be adjusted, either upward or downward, in the event of such change, and thus be outside the Company's presently estimated range.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE B - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

                                                                          December 31, 2006
                                                     -----------------------------------------------------------
                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains          Losses         Value
                                                     -------------    -----------    -----------    ------------
                                                                      (dollars in thousands)
Mortgage-backed securities........................   $     944,065    $    12,642    $   (16,764)   $    939,943
Corporate securities..............................       1,394,478         37,367        (14,022)      1,417,823
U.S. Treasury and other U.S. Government
   guaranteed and sponsored securities............         253,820          1,558         (4,266)        251,112
Obligations of U.S. states, municipalities and
   political subdivisions.........................         748,470         20,457           (227)        768,700
                                                     -------------    -----------    -----------    ------------
      Total fixed maturity securities.............   $   3,340,833    $    72,024    $   (35,279)   $  3,377,578
                                                     =============    ===========    ===========    ============

                                                                          December 31, 2005
                                                     -----------------------------------------------------------
                                                                         Gross           Gross
                                                        Amortized     Unrealized     Unrealized         Fair
                                                          Cost           Gains          Losses          Value
                                                     -------------    -----------    -----------      ------------
                                                                       (dollars in thousands)
Mortgage-backed securities........................   $     839,889    $    14,589    $   (11,936)   $    842,542
Corporate securities..............................       1,349,205         39,422        (21,760)      1,366,867
U.S. Treasury and other U.S. Government
   guaranteed and sponsored securities............         422,618          2,173         (3,053)        421,738
Obligations of U.S. states, municipalities and
   political subdivisions.........................         596,944         17,415           (742)        613,617
                                                     -------------    -----------    -----------    ------------
      Total fixed maturity securities.............   $   3,208,656    $    73,599    $   (37,491)   $  3,244,764
                                                     =============    ===========    ===========    ============

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

                                                                                     Amortized          Fair
                                                                                       Cost             Value
                                                                                    ------------      ------------
                                                                                    (dollars in thousands)
Mortgage-backed securities......................................................   $    944,065    $    939,943

Other securities:
   Less than one year...........................................................         53,647          53,578
   Greater than 1, up to 5 years................................................        582,362         601,741
   Greater than 5, up to 10 years...............................................        876,828         880,442
   Greater than 10 years........................................................        883,931         901,874
                                                                                   ------------    ------------
      Total.....................................................................   $  3,340,833    $  3,377,578
                                                                                   ============    ============

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE B - INVESTMENTS - (CONTINUED)

Net investment income was attributable to the following:


                                                                                    Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2006            2005           2004
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)
Gross investment income:
      Fixed maturity securities.......................................   $   204,287    $   189,814     $   185,765
      Mortgage loans .................................................        19,291         14,764           8,133
      Other...........................................................        65,490         44,012          35,463
                                                                         -----------    -----------     -----------
                                                                             289,068        248,590         229,361
Less: Investment expenses.......................................... ..        33,197         25,021          26,917
                                                                         -----------    -----------     -----------
                                                                         $   255,871    $   223,569     $   202,444
                                                                         ===========    ===========     ===========

Net realized investment (losses) gains arose from the following:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2006            2005           2004
                                                                         -----------    -----------     -----------
                                                                                   (dollars in thousands)

   Fixed maturity securities..........................................   $    (3,247)   $     2,656     $    13,178
   Other investments..................................................         2,389          6,347           2,282
                                                                         -----------    -----------     -----------
                                                                         $      (858)   $     9,003     $    15,460
                                                                         ===========    ===========     ============

Proceeds from sales of fixed maturity securities during 2006, 2005 and 2004 were $489.7 million, $1,084.3 million and $1,126.1 million, respectively. Gross gains of $6.3 million, $12.2 million and $22.1 million and gross losses of $6.1 million, $5.3 million and $5.0 million, respectively, were realized on those sales. In 2006, 2005 and 2004, the net (losses) gains realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain fixed maturity securities of $3.4 million, $4.2 million and $3.9 million, respectively. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income. See Note K to the Consolidated Financial Statements.

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                                                          December 31, 2006
                                              ------------------------------------------------------------------------------
                                                Less Than 12 Months         12 Months or More                Total
                                              ----------------------    -----------------------    -------------------------
                                                             Gross                      Gross                      Gross
                                                 Fair     Unrealized      Fair       Unrealized       Fair      Unrealized
                                                 Value      Losses        Value        Losses         Value       Losses
                                              ---------  -----------    ----------   -----------    ---------   ------------
                                                                         (dollars in thousands)

Mortgage-backed securities.............. ...  $  191,460  $   (3,277)   $  362,590   $   (13,487)  $   554,050  $   (16,764)
Corporate securities.................... ...     252,165      (4,211)      262,012        (9,811)      514,177      (14,022)
U.S. Treasury and other U.S. Government
     guaranteed and sponsored securities...       75,561        (505)      135,875        (3,761)      211,436       (4,266)
Obligations of U.S. states, municipalities
     & political subdivisions..............       33,040        (162)        6,414           (65)       39,454         (227)
                                              ----------  ----------    ----------   -----------   -----------  ------------
  Total fixed maturity securities.......      $  552,226  $   (8,155)   $  766,891   $   (27,124)  $ 1,319,117  $   (35,279)
                                              ==========  ==========    ==========   ===========   ============ ============

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE B - INVESTMENTS - (CONTINUED)

                                                                          December 31, 2005
                                              ------------------------------------------------------------------------------
                                                Less Than 12 Months        12 Months or More                Total
                                              ------------------------  -------------------------  ------------------------
                                                              Gross                      Gross                     Gross
                                                 Fair      Unrealized      Fair       Unrealized       Fair       Unrealized
                                                 Value       Losses        Value         Losses       Value        Losses
                                              ---------    -----------  ------------  -----------  ------------   -----------
                                                                         (dollars in thousands)
Mortgage-backed securities.............. ..   $   334,682  $    (7,416) $    114,051  $    (4,520) $    448,733   $  (11,936)
Corporate securities....................          393,949      (16,759)       68,666       (5,001)      462,615      (21,760)
U.S. Treasury and other U.S. Government
 guaranteed and sponsored securities.......       365,767       (2,958)        7,400          (95)      373,167       (3,053)
(Obligations of U.S. states, municiplities
 & political subdivisions..................        68,877         (716)        1,846          (26)       70,723         (742)
                                              -----------  -----------  ------------  -----------  ------------   -----------
  Total fixed maturity securities..... ....   $ 1,163,275  $   (27,849)   $  191,963  $    (9,642) $  1,355,238   $  (37,491)
                                              ===========  ===========  ============  ===========  ============   ===========

The Company regularly evaluates its investment portfolio for factors that may indicate that a decline in the fair value of an investmen t is other than temporary. The gross unrealized losses in 2006 are attributable to over six hundred and twenty fixed maturity security positions with no unrealized loss attributable to any one security exceeding $2.2 million. At December 31, 2006 approximately 80% of these aggregate gross unrealized losses relate to fixed maturity security positions as to which such losses represent 10% or less of the amortized cost for the applicable security. Unrealized losses attributable to investment grade fixed maturity securities as determined by nationally recognized statistical rating organizations at December 31, 2006 comprised 87% of the aggregate gross unrealized losses. Unrealized losses attributable to non-investment grade fixed maturity securities at December 31, 2006 comprised 13% of the aggregate gross unrealized losses. For non-investment grade fixed maturity securities, management evaluated the financial position and prospects of the issuers, conditions in the issuers' industries and geographic areas, and liquidity of the investments. Based on an evaluation of these factors and the other factors described in Note A to the Consolidated Financial Statements and the Company's ability and intent to retain the investments to allow for the anticipated recovery in the investments' fair value, management believes that the unrealized losses in the table above are temporary.

The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment gains (losses) of $1.0 million, $0.6 million and $(0.6) million in 2006, 2005 and 2004, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2006 or 2005. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose id to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2006 or 2005.

Bonds and short-term investments with amortized costs of $98.9 million and $93.0 million at December 31, 2006 and 2005, respectively, are on deposit with various states' insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company's insolvency or bankruptcy. The amount of assets restricted for this purpose was $100.5 million and $102.7 million at December 31, 2006 and 2005, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE B - INVESTMENTS - (CONTINUED)

At December 31, 2006 and 2005, approximately 32% and 35%, respectively, of the Company's total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 21% and 22% of the Company's total invested assets at December 31, 2006 and 2005, respectively. The Company's mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or that are not rated. Such securities, which are included in fixed maturity securities, had fair values of $254.6 million and $276.6 million at December 31, 2006 and 2005, respectively, and constituted 5.7% and 7.1% of total invested assets at December 31, 2006 and 2005, respectively.

The fair value of the Company's investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of the Company's shareholders' equity at December 31, 2006 was as follows: Bankers Trust Corporation Secured Portfolio Notes, Series 1998-1 - $186.2 million.

NOTE C - DISABILITY, ACCIDENT AND CASUALTY FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

                                                                          Year Ended December 31,
                                                                    ------------------------------------
                                                                      2006          2005         2004
                                                                    ----------   ----------   ----------
                                                                          (dollars in thousands)
Balance at beginning of year, net of reinsurance................    $1,284,400   $1,088,984   $  949,020
Add provisions for claims and claim expenses incurred, net
   of reinsurance, occurring during:
     Current year...............................................       535,973      486,752      370,618
     Prior years................................................        44,793       31,735       13,960
                                                                    ----------   ----------   ----------
   Incurred claims and claim expenses during the current
      year, net of reinsurance..................................       580,766      518,487      384,578
                                                                    ----------   ----------   ----------
Deduct claims and claim expenses payments, net of reinsurance, occurring during:
      Current year..............................................        99,956       98,247       61,742
      Prior years...............................................       243,381      224,824      182,872
                                                                    ----------   ----------   ----------
                                                                       343,337      323,071      244,614
                                                                    ----------   ----------   ----------
Balance at end of year, net of reinsurance......................     1,521,829    1,284,400    1,088,984
Reinsurance receivables at end of year..........................       247,144      249,101      264,189
                                                                    ----------   ----------   ----------
   Balance at end of year, gross of reinsurance (1).............    $1,768,973   $1,533,501   $1,353,173
                                                                    ==========   ==========   ==========

Balance Sheets:
   Future policy benefits:
     Disability and accident....................................    $  610,618   $  539,929

   Unpaid claims and claim expenses:

     Disability and accident....................................       300,693      247,093
     Casualty (1)...............................................       857,662      746,479
                                                                    ----------   ----------

                                                                    $1,768,973   $1,533,501
                                                                    ==========   ==========

----------------
(1) All years include the results from the Company's discontinued non-core property catastrophe reinsurance business. See Note R to the Consolidated Financial Statements.

In 2006, 2005 and 2004, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE D - CORPORATE DEBT

On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the "Amended Credit Agreement"). The Amended Credit Agreement amended and restated the Company's $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provides for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. At the Company's request, the amount of such facility may be increased to a maximum of $350 million at any time during the five-year term to the extent that additional lender funding commitments are obtained. The Company had outstanding borrowings of $120.0 million under the Amended Credit Agreement at December 31, 2006 and $91.0 million of outstanding borrowings at December 31, 2005 under the revolving credit facility having been amended. Interest on borrowings under the Amended Credit Agreement is payable, at the Company's election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies' ratings of the Company's senior unsecured debt, as in effect from time to time, or at Bank of America's prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, the maintenance by the Company of a specified consolidated debt to capital ratio, a minimum consolidated net worth for the Company, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2006, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.

On May 20, 2003, the Company issued $143.8 million of 8.00% Senior Notes due 2033 (the "2033 Senior Notes") in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company's previous revolving credit facility and to repay in full the principal amount of $66.5 million of existing 8.00% senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they subject to any sinking fund requirements. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company's subsidiaries, including the insurance subsidiaries' obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2006, the Company was in compliance in all material respects with the terms of the related indenture.

To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. At December 31, 2006, 2005 and 2004 the net loss on the treasury rate lock agreement included in accumulated other comprehensive income was $5.0 million, $5.8 million and $6.6 million, respectively, net of an income tax benefit of $2.7 million, $3.1 million and $3.6 million, respectively.

Interest paid by the Company on its corporate debt totaled $18.6 million, $13.6 million and $12.4 million during 2006, 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE E - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the "FHLB"). At December 31, 2006 and 2005, the advance from the FHLB, including accrued interest, totaled $55.3 million. Interest expense on the advance is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advance was 7.5% at December 31, 2006 and 2005. The advance of $55.0 million, which was obtained at a fixed rate, has a remaining term of 13.5 years at December 31, 2006. This advance is collateralized by fixed maturity securities with a fair value of $57.1 million.

NOTE F - SECURITIES LENDING

The Company maintains a securities lending program under which, from time to time, certain securities from its portfolio are loaned to other institutions for short periods of time. The Company maintains full ownership rights to the securities loaned and continues to earn interest and dividends on them. Accordingly, such securities are included in invested assets. The Company obtains collateral for such loans at approximately 102% of the market value of a loaned security. The Company's institutional lending agent monitors the market value of the securities loaned and obtains additional collateral as necessary. The collateral is deposited by the borrower with, and held by, such agent. Cash collateral is invested by such agent to generate additional income according to specified guidelines. The securities lending collateral is reported as an asset with a corresponding liability reflected for the obligation to return the collateral. At December 31, 2006, the Company did not have any securities on loan. At December 31, 2005, the Company had securities on loan with a market value of $238.7 million and cash collateral of $244.8 million.

NOTE G - INCOME TAXES

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense:

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------
                                                                         2006           2005          2004
                                                                      -----------   ------------   -------------
                                                                                  (dollars in thousands)
Federal income tax expense at statutory rate ......................   $    72,814   $     64,245   $      57,543
Tax-exempt income and dividends received deduction.................       (10,179)        (7,753)         (6,693)
Favorable resolution of federal income tax audits and other........           403            383          (7,846)
                                                                      -----------   ------------   -------------
                                                                      $    63,038   $     56,875   $      43,004
                                                                      ===========   ============   =============

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

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred tax liability are as follows:

                                                                                               December 31,
                                                                                        -------------------------
                                                                                           2006          2005
                                                                                        -----------   -----------
                                                                                         (dollars in thousands)
Cost of business acquired............................................................   $    84,216   $    78,083
Future policy benefits and unpaid claims and claim expenses..........................        71,685        58,743
Investments..........................................................................        33,103        26,986
Other................................................................................        16,323        10,120
                                                                                        -----------   -----------
    Gross deferred tax liabilities...................................................       205,327       173,932
                                                                                        -----------   -----------
Future policy benefits and unpaid claims and claim expenses..........................        (8,133)       (6,916)
Other................................................................................       (37,155)      (25,181)
Net operating loss carryforwards.....................................................       (12,971)      (18,977)
                                                                                        -----------   -----------
    Gross deferred tax assets........................................................       (58,259)      (51,074)
                                                                                        -----------   -----------
    Net deferred tax liability.......................................................   $   147,068   $   122,858
                                                                                        ===========   ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE G - INCOME TAXES - (CONTINUED)

Current tax expense, deferred tax expense, current tax liability (recoverable) and income taxes paid and refunded are as follows:

                                                                           As of or for the Year Ended
                                                                                   December 31,
                                                                         -------------------------------
                                                                           2006       2005       2004
                                                                         --------   --------   ---------
                                                                             (dollars in thousands)

Current tax expense...................................................   $ 32,556   $ 28,565   $ 20,675
Deferred tax expense..................................................     30,482     28,310     22,329
Current tax liability (recoverable)...................................      7,427     (1,283)     5,265
Income taxes paid.....................................................     23,700     25,608     21,098
Income tax refunds....................................................      2,682          -      6,017

At December 31, 2006, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $37.1 million, which will begin expiring in 2021. The Company's federal tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2004, the Company's income taxes payable was reduced by $6.6 million primarily from the favorable resolution of IRS audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures. Tax years through 2002 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE H - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the aggregate fair value amounts presented below do not represent the underlying value of the Company.

                                                                                December 31,
                                                                    2006                          2005
                                                        ----------------------------   ----------------------------
                                                          Carrying          Fair          Carrying        Fair
                                                            Value           Value           Value         Value
                                                        -------------   ------------   ------------    ------------
                                                                           (dollars in thousands)
Assets:
   Fixed maturity securities, available for sale......  $   3,377,578   $  3,377,578   $  3,244,764    $  3,244,764
   Short-term investments.............................        400,239        400,239         94,308          94,308
   Other investments..................................        705,563        705,563        573,532         573,532
   Securities lending collateral......................             --             --        244,821         244,821
   Assets held in separate account....................        114,474        114,474         99,428          99,428

Liabilities:
   Policyholder account balances......................      1,046,200      1,008,560        959,446         927,140
   Corporate debt.....................................        263,750        268,235        234,750         241,018
   Junior subordinated deferrable interest debentures
      underlying company-obligated mandatorily
      redeemable capital securities issued by
      unconsolidated subsidiaries.....................         59,762         61,565         59,762          61,565
   Securities lending payable.........................             --             --        244,821         244,821
   Advances from Federal Home Loan Bank...............         55,342         65,694         55,342          68,046
   Liabilities related to separate account............        114,474        114,474         99,428          99,428

The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities acquired through private placements in the Company's fixed maturity and equity securities portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $106.4 million and $110.2 million at December 31, 2006 and 2005, respectively. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. In certain cases, estimates of the fair value of these investments is based on values provided to the Company by third party investment managers. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. All such investments are classified as available for sale. The Company's ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair values of these securities; however, had there been an active market for these securities during the applicable reporting periods, the market prices may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values for securities lending collateral and payable approximate fair value as the asset and the liability are very short-term in nature. The carrying values of separate account assets and liabilities are equal to fair value.

Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $58.5 million and $60.6 million at December 31, 2006 and 2005, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE H - FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

The Company believes the fair values of its variable rate long-term debt and variable rate junior subordinated deferrable interest debentures are equal to their carrying value. The Company pays variable rates of interest on this debt and these debentures, which reflect changed market conditions since the time the terms were negotiated. The fair values of the 2033 Senior Notes and the fixed rate junior subordinated deferrable interest debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

NOTE I - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES UNDERLYING THE COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF UNCONSOLIDATED SUBSIDIARIES

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

On May 15, 2003, Delphi Financial Statutory Trust I (the "Trust"), a Connecticut statutory trust and consolidated subsidiary of the Company prior to the adoption of revised FIN No. 46 in 2004, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the "2003 Capital Securities") in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the "2003 Common Securities" and, collectively with the 2003 Capital Securities, the "Trust Securities"), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the "2003 Junior Debentures"). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate, LIBOR, for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rates on the 2003 Junior Debentures were 9.15%, 7.40%, and 5.56% for the years ended December 31, 2006, 2005 and 2004, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.

As a result of the adoption of revised FIN No. 46 in 2004, the Company was required to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at December 31, 2006 and 2005, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets.

Interest paid by the Company on the outstanding junior subordinated deferrable interest debentures totaled $5.2 million, $4.8 million and $4.5 million during 2006, 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE J - SHAREHOLDERS' EQUITY AND RESTRICTIONS

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

In 2001, the Company's Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company's outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.05 per share during 2004. The Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.06 per share during 2005. In 2006, the Company's Board of Directors increased the cash dividend by 33%, which represents the combined increases approved during the first and second quarters, to $0.08 per share compared to the 2005 level. During 2006, 2005 and 2004, the Company paid cash dividends on its capital stock in the amounts of $15.0 million, $11.6 million and $10.1 million, respectively. Under the Company's Amended Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long as the Company is in pro forma compliance with the requirements of the agreement.

The Company's life insurance subsidiaries had consolidated statutory capital and surplus of $422.7 million and $375.0 million at December 31, 2006 and 2005, respectively. Consolidated statutory net income for the Company's life insurance subsidiaries was $49.6 million, $56.8 million and $30.7 million, in 2006, 2005 and 2004, respectively. The consolidated statutory net income for the Company's life insurance subsidiaries for 2006, 2005 and 2004 includes a pre-tax charge of $1.3 million, $4.2 million and $2.1 million, respectively, for the other than temporary decline in the value of certain securities. The Company's casualty insurance subsidiary had statutory capital and surplus of $416.0 million and $359.1 million at December 31, 2006 and 2005, respectively, and consolidated statutory net income of $42.8 million, $17.2 million and $34.9 million in 2006, 2005 and 2004, respectively. The consolidated statutory net income for the Company's casualty insurance subsidiary included after-tax (loss) income of $(2.9) million, $(13.4) million and $2.0 million during 2006, 2005 and 2004, respectively, attributable to its non-core property catastrophe reinsurance business that it decided to exit in the fourth quarter of 2005. Payment of dividends by the Company's insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company's insurance subsidiaries will be permitted to make dividend payments totaling $83.7 million during 2007 without prior regulatory approval.

The Company's Board of Directors has authorized the Company to purchase up to
5.5 million shares of its outstanding Class A Common Stock from time to time on the open market. At December 31, 2006, 0.9 million shares remained authorized for future purchases. During 2006, 2005 and 2004, the Company purchased 0.5 million shares, 0.2 million shares and 0 shares, respectively, of its Class A Common Stock for a total cost of $16.6 million, $7.1 million, and $0 with a volume weighted average price of $34.47 per share, $31.46 per share and $0 per share, respectively. During 2004, the Company received 19,764 shares of the Company's Class A Common Stock with an aggregate value of $0.3 million as a distribution with respect to a partnership interest.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE J - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The following table provides a reconciliation of beginning and ending shares:


                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2006            2005           2004
                                                                         -----------    -----------     -----------
                                                                                    (shares in thousands)
Class A Common Stock:
   Beginning balance..................................................        31,274         30,418          29,457
      Issuance of stock, exercise of stock options and
          conversion of shares........................................           890            856             961
      Three-for-two stock split.......................................        15,847             --              --
                                                                         -----------    -----------     -----------
   Ending balance.....................................................        48,011         31,274          30,418
                                                                         ===========    ===========     ===========
Class B Common Stock:
   Beginning balance..................................................         3,904          3,904           4,177
      Conversion of shares............................................          (123)            --            (273)
      Three-for-two stock split.......................................         1,891             --              --
                                                                         -----------    -----------     -----------
   Ending balance.....................................................         5,672          3,904           3,904
                                                                         ===========    ===========     ===========
Class A Treasury Stock:
   Beginning balance..................................................         2,723          2,573           2,560
      Acquisition of treasury stock...................................           321            150              13
      Three-for-two stock split.......................................         1,522             --              --
                                                                         -----------    -----------     -----------
   Ending balance.....................................................         4,566          2,723           2,573
                                                                         ===========    ===========     ===========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE K - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                                  Net
                                                              Unrealized
                                                              Appreciation
                                                             (Depreciation)     Net            Defined
                                                              on Available     Loss on         Benefit
                                                               for Sale        Cash Flow       Pension
                                                               Securities       Hedge            Plans          Total
                                                              --------------   ---------       --------        --------
                                                                           (dollars in thousands)

Balance, January 1, 2004 ...................................  $  59,967        $ (7,396)       $   (143)       $ 52,428
                                                              ---------        --------        --------        --------

Unrealized appreciation on available for sale securities (1)     13,760              --              --          13,760
Reclassification adjustment for gains included in net
    income (2) .............................................     (9,044)             --              --          (9,044)
                                                              ---------        --------        --------        --------
Net change in unrealized appreciation on
    investments ............................................      4,716              --              --           4,716
                                                                                                               --------
Reclassification adjustment for losses included
    in net income(3) .......................................         --             786              --             786
Net change in minimum pension liability adjustment (4) .....         --              --            (559)           (559)
                                                              ---------        --------        --------        --------
       Balance, December 31, 2004 ..........................  $  64,683        $ (6,610)       $   (702)       $ 57,371
                                                              ---------        --------        --------        --------

Unrealized depreciation on available for sale securities (1)    (35,803)             --              --         (35,803)
Reclassification adjustment for gains included in net
    income (2) .............................................     (1,390)             --              --          (1,390)
                                                              ---------        --------        --------        --------
Net change in unrealized depreciation on
    investments ............................................    (37,193)             --              --         (37,193)
                                                                                                               --------
Reclassification adjustment for losses included
    in net income(3) .......................................         --             785              --             785
Net change in minimum pension liability adjustment (4) .....         --              --            (699)           (699)
                                                              ---------        --------        --------        --------
       Balance, December 31, 2005 ..........................  $  27,490        $ (5,825)       $ (1,401)       $ 20,264
                                                              ---------        --------        --------        --------

Unrealized appreciation on available for sale securities (1)      2,225              --              --           2,225
Reclassification adjustment for losses included in net
    income (2) .............................................        974              --              --             974
                                                              ---------        --------        --------        --------
Net change in unrealized appreciation on
    investments ............................................      3,199              --              --           3,199
                                                                                                               --------
Reclassification adjustment for losses included
    in net income(3) .......................................         --             785              --             785
                                                                                                               --------
Net change in minimum pension liability adjustment (4) .....         --              --               8               8
                                                                                                               --------
Defined benefit pension plans (5):
Amortization of prior service cost included in net
     periodic pension  cost (6) ............................         --              --             357             357
Net loss arising during the period (7) .....................         --              --          (6,104)         (6,104)
Amortization of net loss included in net periodic
    pension cost (8) .......................................         --              --             624             624
                                                                                               --------        --------
Net change in defined benefit pension plans ................         --              --          (5,123)         (5,123)
                                                              ---------        --------        --------        --------
       Balance, December 31, 2006 ..........................  $  30,689        $ (5,040)       $ (6,516)       $ 19,133
                                                              =========        ========        ========        ========

----------------
(1) Net of an income tax expense (benefit) of $7.4 million, $(19.3) million and $1.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. Also, net of related adjustment to cost of business acquired of $7.4 million, $15.3 million and $0.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

(2) Net of an income tax expense (benefit) of $4.9 million, $0.7 million and $(0.5) million for the years ended December 31, 2004, 2005 and 2006, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE K - ACCUMULATED OTHER COMPREHENSIVE INCOME - (CONTINUED)

      (3) Net of an income tax benefit of $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

      (4) Net of an income tax benefit of $0.3 million, $0.4 million and $4,400 for the years ended December 31, 2004, 2005 and 2006, respectively.

      (5) Represents the incremental effect of applying SFAS No. 158. See Note A to the Consolidated Financial Statements under the caption, "Pension and Other Postretirement Benefits."

      (6)   Net of an income tax expense of $0.2 million.

      (7)   Net of an income tax benefit of $3.3 million.

      (8)   Net of income tax expense of $0.3 million.

NOTE L - COMMITMENTS AND CONTINGENCIES

Total rental expense for operating leases, principally for administrative and sales office space, was $11.8 million, $10.0 million and $9.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, future net minimum rental payments under non-cancelable operating leases were approximately $95.0 million, payable as follows: 2007 - $15.1 million, 2008
- $13.9 million, 2009 - $11.6 million, 2010 - $11.4 million, 2011 - $7.9 million and $35.1 million thereafter.

In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company's results of operations, liquidity or financial position.

NOTE M - STOCK-BASED COMPENSATION

Under the terms of the Company's outside director's stock plan and two employee stock option plans, a total of 13,912,500 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2007 and 2016.

In 2003, the Company's Board of Directors approved a long-term incentive and share award plan (the "2003 Employee Award Plan") for the granting of restricted shares, restricted share units, other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Stock Option and Compensation Committee of the Company's Board of Directors (the "Committee"), can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. Under the terms of the 2003 Employee Award Plan, a total of 5,250,000 shares of Class A Common Stock, inclusive of the additional 1,500,000 shares approved at the 2004 Annual Meeting and the additional 1,500,000 shares approved at the 2006 Annual Meeting, have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or an other share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual and based on performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE M - STOCK-BASED COMPENSATION - (CONTINUED)

Restricted Share Units

In February 2006 and 2005, the Company granted a total of 18,339 and 16,125 restricted share units of Class A Common Stock, respectively, under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2005 and 2004, respectively. In February 2007, the Company granted a total of 37,349 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to three executive officers of the Company based on their performance during 2006. The Company recognized $1.5 million, $0.6 million and $0.5 million of compensation expense in 2006, 2005 and 2004, respectively, related to these awards. The fair value of a restricted share unit is based on the closing market price of the Company's Class A Common Stock on the date of grant. The weighted average grant date fair value of restricted share units awarded during 2006, 2005, and 2004 was $31.35, $29.43 and $25.87, respectively.
At December 31, 2006 and 2005, restricted share units of 53,795 and 35,456, respectively, were outstanding with a weighted average grant date fair value of $28.81 and $27.49, respectively. The weighted average grant date fair value of restricted share units granted in February 2007 was $40.83. The restricted share units that have been granted to date are subject to vesting provisions similar to those applicable to the deferred shares that may be granted under the long-term performance-based incentive plan for the Company's chief executive officer.

Restricted Shares

In May 2006 and 2005, the Company granted 1,443 and 1,796 restricted shares of Class A Common Stock, respectively, under the outside director's stock plan to a director of the Company, at such director's election, in lieu of his cash retainer for services as a member of the Company's Board of Directors for the term of service through the Company's next Annual Meeting of Stockholders subsequent to the respective date of grant and subject to a vesting period of four equal 90-day installments. Compensation expense related to the grants was not material in 2006 and 2005 and is included in the stock-based compensation expense disclosed in Note A under the caption "Stock-Based Compensation." The fair value of a restricted share is based on the closing market price of the Company's Class A Common Stock on the date of grant. The weighted average grant date fair value of restricted shares awarded was $27.85 and $34.67 for the year ended December 31, 2006 and 2005, respectively. The total fair value of restricted shares having vested during 2006 and 2005 was not material in 2006 and 2005.

Performance-Contingent Incentive Options

In April 2004, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company's Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,575,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSLIC's parent company, meets specified cumulative financial performance targets for the three or five year periods beginning with 2004; otherwise, such options will be forfeited. 112,500 of each executive's options will become exercisable if RSLIC-Texas's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("RSLT PTOI"), for the three year performance period ending December 31, 2006 is at least $329.4 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such periods exceeds $300.5 million, determined by interpolating between zero and 112,500 according to where the RSLT PTOI amount falls in the range between $300.5 million and $329.4 million. 225,000 of each executive's options (minus the number of any options that become exercisable for the three year performance period) will become exercisable if RSLIC-Texas's aggregate RSLT PTOI for the five year performance period is at least $646.2 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such period exceeds $559.9 million, determined by interpolating between zero and 225,000 according to where the RSLT PTOI amount falls in the range between $559.9 million and $646.2 million. As of December 31, 2006, RSLIC met the specified cumulative performance target for the three-year performance period; therefore, 787,500 options to purchase shares of the Company's Class A Common Stock became exercisable.

In December 2005, the Company granted additional performance-contingent incentive options to purchase 75,000 of the Company's Class A Common Stock to each of seven members of executive management of RSLIC, for a total of 525,000

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE M - STOCK-BASED COMPENSATION - (CONTINUED)

options, under the 2003 Employee Award Plan and the Second Amended and Restated Employee Stock Option Plan. The options have the same financial performance targets for the five-year performance period as the performance-contingent incentive options described above.

In May 2003, the Company granted performance-contingent incentive options to purchase 337,500 shares of the Company's Class A Common Stock to each of the five members of executive management of SNCC, for a total of 1,687,500 options, under the 2003 Employee Award Plan and, in December 2005, approved the amendment to the performance targets under such options for the five-year performance period. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC's parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options will be forfeited. The specified cumulative performance target for the three-year performance period ending December 31, 2005 was not satisfied; therefore, no options to purchase shares of the Company's Class A Common Stock became exercisable. Under the option terms, as amended, 337,500 of each executive's options will become exercisable if SIG's aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements ("SIG PTOI"), for the five year performance period is at least $417.2 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $370.4 million, determined by interpolating between zero and 337,500 according to where the SIG PTOI amount falls in the range between $370.4 million and $417.2 million.

At December 31, 2006, 3,787,500 performance contingent incentive options were outstanding with a weighted average exercise price of $24.51, a weighted average contractual term of 7.1 years and an intrinsic value of $60.4 million. 787,500 options with a weighted average exercise price of $27.87, a weighted average contractual term of 7.3 years and an intrinsic value of $9.9 million were exercisable at December 31, 2006.

Amended Performance Plan

In 2003, the Committee amended and restated the long-term performance-based incentive plan for the Company's chief executive officer (the "Amended Performance Plan"). Under the terms of the Amended Performance Plan, the Committee has the authority to grant awards annually as deemed appropriate, to determine the number of shares subject to any award and to interpret the plan. The Amended Performance Plan provides for the award of up to 357,723 shares measured by reference to Stock Units, plus the Carryover Award Amount, as then in effect, per year over a ten-year term. A Stock Unit consists of restricted or deferred shares of the Company's Class B Common Stock, each of which individual shares represent one Stock Unit, and options to purchase shares of Class B Common Stock represent one-third of one Stock Unit. The Carryover Award Amount consists of 715,446 restricted or deferred shares and options to purchase 2,146,328 shares of Class B Common Stock, representing the number of shares as to which awards were available but not granted under the predecessor plan for the performance period consisting of the 1999 through 2002 calendar years, and all or a portion of the Carryover Award Amount may be applied to increase the award amount for any calendar year of the Plan, with the Carryover Award Amount to be decreased by any portions applied for purposes of future calendar years of the Plan. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual's retirement, disability or death or a change of ownership of the Company, subject to such additional restrictions on sale or disposal as the Committee may determine to impose in connection with a particular award. The exercise price of the options awarded under the Amended Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. Under the predecessor plan, 536,586 deferred shares and 1,609,749 options were granted to the Company's chief executive officer prior to 1999.

In February 2007, 2006 and 2005, the Committee awarded the Company's chief executive officer 73,475 deferred shares, 73,356 deferred shares and 78,143 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2006, 2005 and 2004, respectively. The Company recognized $3.0 million, $2.0 million and $0.8 million of compensation expense relating to such awards in 2006, 2005 and 2004, respectively. The weighted average

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE M - STOCK-BASED COMPENSATION - (CONTINUED)

grant date fair value of deferred shares during the year ended December 31, 2006, 2005 and 2004 was $31.35, $29.43 and $25.87, respectively. At January 1,
2006, 715,244 deferred shares were outstanding with a weighted average grant date fair value of $19.83. At December 31, 2006, 788,600 deferred shares were outstanding with a weighted average grant date fair value of $20.91. The weighted average grant date fair value of deferred shares granted in February 2007 was $40.83. The fair value of a deferred share is based on the market price of the Company's Class A Common Stock on the date of grant.

Service-Based Stock Options

Option activity with respect to the Company's share award plans excluding the performance-contingent incentive options was as follows:

                                                                                             Weighted
                                                                            Weighted         Average       Aggregate
                                                                 Number     Average         Remaining      Intrinsic
                                                                  of        Exercise        Contractual      Value
                         Options                                Options      Price             Term         ($000)
----------------------------------------------------------      ---------   --------        ----------     ---------

Outstanding at January 1, 2006............................      3,847,821   $  17.66
Granted...................................................        565,901      33.28
Exercised.................................................       (811,131)     13.57
Forfeited ................................................        (49,270)     27.96
Expired...................................................           (653)     29.43
                                                                ---------
Outstanding at December 31, 2006..........................      3,552,668      20.93                4.4    $  69,367
                                                                =========

Exercisable at December 31, 2006..........................      2,603,837   $  17.50                2.9    $  59,784

SIG Option Plan

During 1996, the Company assumed 6.0 million SIG stock options (the "SIG Options") in connection with SIG's merger into the Company (the "SIG Merger"). Upon the exercise of the SIG Options, the holder is entitled to receive (i) ..3148 of a share of the Company's Class A Common Stock for each SIG Option; plus
(ii) an additional number of shares of the Company's Class A Common Stock equal to the quotient of (a) $1.90 multiplied by the number of SIG Options being exercised increased by an interest component from the time of the SIG Merger to the exercise date, divided by (b) the average closing share price for the Company's Class A Common Stock for the ten days prior to the exercise date. The SIG Options were granted annually from 1992 to 1996, had an exercise price of $0.02 and each grant vested over five years beginning in the fourth year after the grant date. The remaining SIG Options were exercised at various times during 2006 prior to their expiration on October 1, 2006.

Activity with respect to the outstanding SIG Options was as follows:

                                                                     Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                    2006                      2005                    2004
                                            --------------------     ---------------------     --------------------
                                            Number    Equivalent     Number     Equivalent     Number    Equivalent
                                            of SIG     Class A       of SIG      Class A       of SIG     Class A
                                            Options     Shares       Options      Shares       Options     Shares
                                            --------  ----------     --------   ---------      --------  ----------
SIG Options - beginning of year......         47,325      20,182      144,270      61,123       357,179     160,567
  Options exercised .................        (47,325)    (14,524)     (96,945)     41,163      (212,050)     92,763
  Options expired ...................             --          --           --          --          (859)         --
                                            --------  ----------     --------   ----------     --------  ----------
SIG Options - end of year............             --          --       47,325      20,182       144,270      61,123
                                            ========                 ========                  ========

Exercisable SIG Options - end of year             --          --       47,325      20,182       144,270      61,123

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE N - COMPUTATION OF RESULTS PER SHARE


                                                                                       Year Ended December 31,
                                                                                ----------------------------------------
                                                                                    2006          2005           2004
                                                                                ---------       ----------      --------
                                                                                (dollars in thousands, except per share data)
Numerator:
    Income from continuing operations........................................   $ 145,003       $  126,684      $121,400
    (Loss) income from discontinued operations, net of income tax (benefit)
        expense..............................................................      (2,935)         (13,350)        2,143
                                                                                ---------       ----------      --------
    Net income...............................................................   $ 142,068       $  113,334      $123,543
                                                                                =========       ==========      ========

Denominator (restated to reflect the 3-for-2 common stock split):
    Weighted average common shares outstanding...............................      49,631           49,008        47,928
      Effect of dilutive securities..........................................       1,308            1,259         1,484
                                                                                ---------       ----------      --------
    Weighted average common shares outstanding, assuming dilution............      50,939           50,267        49,412
                                                                                =========       ==========      ========

Basic results per share of common stock:
    Income from continuing operations                                           $    2.92       $     2.58      $   2.53
    (Loss) income from discontinued operations, net of income tax (benefit)
      expense................................................................       (0.06)           (0.27)         0.05
                                                                                ---------       ----------      --------
    Net income...............................................................   $    2.86       $     2.31      $   2.58
                                                                                =========       ==========      ========

Diluted results per share of common stock:
    Income from continuing operations                                           $    2.85       $     2.52      $   2.46
    (Loss) income from discontinued operations, net of income tax (benefit)
      expense................................................................       (0.06)           (0.27)         0.04
                                                                                ---------       ----------      --------
    Net income...............................................................   $    2.79       $     2.25      $   2.50
                                                                                =========       ==========      ========

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE O - REINSURANCE

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance in an effort to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company's retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies' financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company's reinsurance agreements require the reinsurer to set up security arrangements for the Company's benefit in the event of certain ratings downgrades. As of December 31, 2006, the individual or group ratings of all of the Company's significant reinsurers were either "B++" (Very Good) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.

At December 31, 2006 and 2005, the Company had reinsurance receivables of $410.6 million and $413.1 million, respectively. The Company's reinsurance payables were not material at December 31, 2006 and 2005. A summary of reinsurance activity follows:


                                                                                        Year Ended December 31,
                                                                           --------------------------------------------
                                                                             2006              2005             2004
                                                                           -----------      -----------     -----------
                                                                                     (dollars in thousands)
Premium income assumed................................................     $    93,227      $    58,852     $    11,666
Premium income ceded..................................................         112,020           95,688          98,637
Benefits, claims and interest credited ceded..........................         111,176           95,088         127,862

NOTE P - OTHER OPERATING EXPENSES

The Company's other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $91.4 million, $76.0 million, and $62.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Premium taxes, licenses and fees were $34.4 million, $30.9 million, and $24.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. All other general and administrative expenses were $49.7 million, $50.7 million, and $38.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE Q - SEGMENT INFORMATION

                                                     Year Ended December 31,
                                             -----------------------------------------
                                               2006            2005           2004
                                             -----------    -----------    -----------
                                                      (dollars in thousands)
Revenues:
    Group employee benefit products ......   $ 1,273,473    $ 1,091,875    $   916,883
    Asset accumulation products ..........       101,290         87,797         82,694
    Other (1) ............................        37,686         34,108         30,944
                                             -----------    -----------    -----------
                                               1,412,449      1,213,780      1,030,521

    Net realized investment (losses) gains          (858)         9,003         15,460
                                             -----------    -----------    -----------
                                             $ 1,411,591    $ 1,222,783    $ 1,045,981
                                             ===========    ===========    ===========
Operating income
    Group employee benefit products ......   $   225,409    $   187,279    $   155,976
    Asset accumulation products ..........        30,251         23,565         19,711
    Other (1) ............................       (21,378)       (15,826)        (8,217)
                                             -----------    -----------    -----------
                                                 234,282        195,018        167,470

    Net realized investment (losses) gains          (858)         9,003         15,460
                                             -----------    -----------    -----------
                                             $   233,424    $   204,021    $   182,930
                                             ===========    ===========    ===========
Net investment income (2):
    Group employee benefit products ......   $   149,347    $   130,713    $   115,827
    Asset accumulation products ..........        97,852         84,577         79,359
    Other (1) ............................         8,672          8,279          7,258
                                             -----------    -----------    -----------
                                             $   255,871    $   223,569    $   202,444
                                             ===========    ===========    ===========

Amortization of cost of business required:
    Group employee benefit products ......   $    70,560    $    62,120    $    57,155
    Asset accumulation products ..........        10,208          7,161          4,888
                                             -----------    -----------    -----------
                                             $    80,768    $    69,281    $    62,043
                                             ===========    ===========    ===========

Segment assets (2):
    Group employee benefit products ......   $ 3,654,195    $ 3,229,640    $ 2,857,714
    Asset accumulation products ..........     1,807,638      1,860,875      1,818,098
    Other (1) ............................       208,642        185,655        153,655
                                             -----------    -----------    -----------
                                             $ 5,670,475    $ 5,276,170    $ 4,829,467
                                             ===========    ===========    ===========

-------------------
(1) Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

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

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2006

NOTE R - DISCONTINUED OPERATIONS

During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. For the years ended December 31, 2006, 2005 and 2004, the Company recognized premium income of $1.2 million, $17.4 million, and $9.5 million, respectively, and incurred losses of $5.8 million, $37.9 million, and $4.7 million, respectively, from this line of business. For the years ended December 31, 2006, 2005 and 2004, the Company recognized operating
(loss) income of $(2.9) million, $(13.4) million, and $2.1 million, respectively, net of income tax (benefit) expense of $(1.6) million, $(7.2) million, and $1.2 million, respectively, from this line of business. The assets and liabilities related to the property catastrophe business were not material to the Company's consolidated financial position at December 31, 2006 and 2005.

                                                                      SCHEDULE I

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2006
                             (DOLLARS IN THOUSANDS)

                                                                                                         Amount
                                                                                                        Shown in
                                                                     Amortized           Fair            Balance
Type of Investment                                                     Cost              Value            Sheet
--------------------------------------------------------          --------------    -------------    --------------
Fixed maturity securities available for sale:

   U.S. Government backed mortgage-backed securities........      $      648,822    $     643,899    $      643,899
   Other mortgage-backed securities.........................             295,243          296,044           296,044
   U.S. Treasury and other U.S. Government
      guaranteed and sponsored securities...................             253,820          251,112           251,112
   Obligations of U.S. states, municipalities and
      political subdivisions................................             748,470          768,700           768,700
   Corporate securities.....................................           1,394,478        1,417,823         1,417,823
                                                                  --------------    -------------    --------------
      Total fixed maturity securities.......................           3,340,833        3,377,578         3,377,578
                                                                  --------------    -------------    --------------

Equity securities:
   Common stocks............................................              37,429           44,269            44,269
   Non-redeemable preferred stocks..........................              18,516           19,622            19,622
                                                                  --------------    -------------    --------------
      Total equity securities...............................              55,945           63,891            63,891
                                                                  --------------    -------------    --------------

Mortgage loans..............................................             164,337          164,337           164,337
Short-term investments......................................             400,239          400,239           400,239
Other investments...........................................             466,465          477,335           477,335
                                                                  --------------    -------------    --------------
      Total investments.....................................      $    4,427,819    $   4,483,380    $    4,483,380
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
                             (DOLLARS IN THOUSANDS)

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            2006           2005
                                                                                        -----------     -----------
Assets:
   Fixed maturity securities, available for sale..................................      $         -     $       254
   Short-term investments.........................................................           10,229           3,690
   Other invested assets..........................................................           47,200          47,246
   Investment in operating subsidiaries...........................................        1,421,079       1,263,956
   Investment in investment subsidiaries..........................................           45,760          37,220
   Cash...........................................................................                -             270
   Amounts due from subsidiaries..................................................                -           1,923
   Other assets...................................................................           50,048          45,011
                                                                                        -----------     -----------
      Total assets................................................................      $ 1,574,316     $ 1,399,570
                                                                                        ===========     ===========

Liabilities:
   Corporate debt.................................................................      $   263,750     $   234,750
   Junior subordinated deferrable interest debentures.............................           59,762          59,762
   Amounts due to subsidiaries....................................................            4,783               -
   Other liabilities..............................................................           71,213          72,019
                                                                                        -----------     -----------
                                                                                            399,508         366,531
                                                                                        -----------     -----------

Shareholders' Equity:
   Class A Common Stock...........................................................              480             313
   Class B Common Stock...........................................................               57              39
   Additional paid-in capital.....................................................          474,722         442,531
   Accumulated other comprehensive income.........................................           19,133          20,264
   Retained earnings..............................................................          763,386         636,285
   Treasury stock.................................................................          (82,970)        (66,393)
                                                                                        -----------     -----------
                                                                                          1,174,808       1,033,039
                                                                                        -----------     -----------
      Total liabilities and shareholders' equity..................................      $ 1,574,316     $ 1,399,570
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
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2006            2005           2004
                                                                         -----------    -----------     -----------
Revenue:
   Equity in undistributed earnings of subsidiaries...................   $   244,983    $   192,650     $   190,700
   Dividends from operating subsidiaries..............................         3,600          1,600           1,600
   Other income.......................................................         5,042          8,524           3,366
   Realized investment (losses) gains.................................             -         (1,193)          1,628
                                                                         -----------    -----------     -----------
                                                                             253,625        201,581         197,294
                                                                         -----------    -----------     -----------
Expenses:
   Operating expenses.................................................        22,447         16,446           9,555
   Interest expense...................................................        27,652         22,114          20,038
                                                                         -----------    -----------     -----------
                                                                              50,099         38,560          29,593
                                                                         -----------    -----------     -----------

      Income before income tax expense................................       203,526        163,021         167,701

Income tax expense....................................................        61,458         49,687          44,158
                                                                         -----------    -----------     -----------
      Net income......................................................   $   142,068    $   113,334     $   123,543
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
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2006           2005            2004
                                                                         -----------    -----------     -----------
Operating activities:
   Net income.....................................................       $   142,068    $   113,334     $   123,543
   Adjustments to reconcile net income to net cash
         used by operating activities:
      Equity in undistributed earnings of subsidiaries............          (169,015)      (132,593)       (138,493)
      Change in other assets and other liabilities................            14,693          3,986          (9,107)
      Change in current and deferred income taxes.................           (12,209)       (11,833)          1,999
      Amortization, principally of investments and debt
          issuance costs..........................................             1,048          1,249           1,438
      Net realized losses (gains) on investments..................                 -          1,193          (1,628)
      Change in amounts due from/to subsidiaries..................             6,706          2,043           9,702
                                                                         -----------    -----------     ------------
         Net cash used by operating activities....................           (16,709)       (22,621)        (12,546)
                                                                         -----------    -----------     -----------

Investing activities:
   Purchases of investments and loans made........................            (3,496)       (26,453)        (53,823)
   Sales of investments and receipts from repayment of loans......             2,073          2,362          43,119
   Maturities of investments......................................                 -              -           1,904
   Net change in short-term investments...........................            (6,539)           486          10,573
   Sales (purchases) of investments in subsidiaries...............             1,436        (37,000)        (11,000)
                                                                         -----------    -----------     -----------
         Net cash used by investing activities....................            (6,526)       (60,605)         (9,227)
                                                                         -----------    -----------     -----------

Financing activities:
   Borrowings under revolving credit facility.....................            31,000         88,000          38,000
   Principal payments under revolving credit facility.............            (2,000)       (11,000)        (24,000)
   Other financing activities.....................................            (6,035)         6,263           7,419
                                                                         -----------    -----------     -----------
         Net cash provided by financing activities................            22,965         83,263          21,419
                                                                         -----------    -----------     -----------

(Decrease) increase in cash.......................................              (270)            37            (354)
Cash at beginning of year.........................................               270            233             587
                                                                         -----------    -----------     -----------
      Cash at end of year.........................................       $         -    $       270     $       233
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

The Company received cash dividends from subsidiaries of $2.6 million, $1.6 million and $1.6 million in 2006, 2005 and 2004, respectively.

                                                                    SCHEDULE III

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                   Future Policy
                                                                    Benefits and
                                                    Cost of        Unpaid Claim                         Policyholder
                                                   Business          and Claim          Unearned           Account
                                                   Acquired           Expenses          Premiums          Balances
                                                 -------------     ---------------    -------------     ------------
2006
Group employee benefits products..........        $   209,430       $ 1,945,215       $   124,426        $        --
Asset accumulation products...............             58,490            89,500                --          1,089,051
Other.....................................                 --            72,929                --             30,167
                                                  -----------       -----------       -----------        -----------
    Total.................................        $   267,920       $ 2,107,644       $   124,426        $ 1,119,218
                                                  ===========       ===========       ===========        ===========

2005
Group employee benefits products..........        $   187,541       $ 1,702,950       $   109,289        $        --
Asset accumulation products...............             60,597            84,534                --          1,008,787
Other.....................................                 --            75,388                --             30,823
                                                  -----------       -----------       -----------        -----------
    Total.................................        $   248,138       $ 1,862,872       $   109,289        $ 1,039,610
                                                  ===========       ===========       ===========        ===========

2004
Group employee benefits products..........        $   166,337       $ 1,506,348       $    95,145        $        --
Asset accumulation products...............             46,212            80,722                --            993,346
Other.....................................                 --            76,833                --             31,231
                                                  -----------       -----------       -----------        -----------
    Total.................................        $   212,549       $ 1,663,903       $    95,145        $ 1,024,577
                                                  ===========       ===========       ===========        ===========

                                                                              Benefits,
                                                                             Claims and      Amortization
                                                Premium          Net          Interest        of Cost of       Other
                                                and Fee       Investment     Credited to      Business        Operating
                                               Income (1)     Income (2)    Policyholders      Acquired      Expenses(3)
                                               -----------    ----------    -------------  ---------------  -------------
2006
Group employee benefits products..........     $ 1,124,126    $   149,347    $   793,303     $    70,560    $   184,201
Asset accumulation products...............           3,438         97,852         53,349          10,208          7,482
Other.....................................          29,014          8,672            834              --         58,230
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $ 1,156,578    $   255,871    $   847,486     $    80,768    $   249,913
                                               ===========    ===========    ===========     ===========    ===========

2005
Group employee benefits products..........     $   961,162    $   130,713    $   674,118     $    62,120    $   168,358
Asset accumulation products...............           3,220         84,577         49,856           7,161          7,215
Other.....................................          25,829          8,279          1,233              --         48,701
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   990,211    $   223,569    $   725,207     $    69,281    $   224,274
                                               ===========    ===========    ===========     ===========    ===========

2004
Group employee benefits products..........     $   801,056    $   115,827    $   563,277     $    57,155    $   140,475
Asset accumulation products...............           3,335         79,359         51,836           4,888          6,259
Other.....................................          23,686          7,258           (625)             --         39,786
                                               -----------    -----------    -----------     -----------    -----------
    Total.................................     $   828,077    $   202,444    $   614,488     $    62,043    $   186,520
                                               ===========    ===========    ===========     ===========    ===========

----------
(1) Net written premiums for casualty insurance products totaled $312.2 million, $257.7 million and $225.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

                                                                     SCHEDULE IV

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                                Percentage
                                                              Ceded to         Assumed                           of Amount
                                              Gross            Other         from Other           Net            Assumed
                                             Amount          Companies        Companies          Amount           to Net
                                           ------------    -------------    -------------     ------------    ---------------
Life insurance in force as of
    December 31, 2006 .................    $145,990,536    $  21,400,901    $      28,617     $124,618,252          - -%
                                           ============    =============    =============     ============

Year ended December 31, 2006:
    Premium and fee income:
       Life insurance and annuity .....    $    359,708    $      37,629    $       1,126     $    323,205           --%
       Accident and health insurance...         498,199           44,135           52,536          506,600           10%
       Casualty insurance .............         291,852           30,256           39,570          301,166           13%
       Other ..........................          25,607               --               --           25,607
                                           ------------    -------------    -------------     ------------
Total premium and fee income ..........    $  1,175,366    $     112,020    $      93,232     $  1,156,578
                                           ============    =============    =============     ============

Life insurance in force as of
    December 31, 2005 .................    $132,847,822    $  20,236,656    $      30,495     $112,641,661           --%
                                           ============    =============    =============     ============

Year ended December 31, 2005:
    Premium and fee income:
       Life insurance and annuity .....    $    319,889    $      32,562    $         511     $    287,838           --%
       Accident and health insurance...         433,699           38,560           39,565          434,704            9%
       Casualty insurance .............         250,319           24,566           18,790          244,543            8%
       Other ..........................          23,126               --               --           23,126
                                           ------------    -------------    -------------    -------------
Total premium and fee income ..........    $  1,027,033    $      95,688    $      58,866     $    990,211
                                           ============    =============    =============     ============

Life insurance in force as of
    December 31, 2004 .................    $119,624,420    $  14,582,230    $      32,057     $105,074,247           --%
                                           ============    =============    =============     ============

Year ended December 31, 2004:
    Premium and fee income:
       Life insurance and annuity .....    $    303,603    $      37,007    $         586     $    267,182           -- %
       Accident and health insurance...         372,142           40,741            1,278          332,679           -- %
       Casualty insurance .............         217,655           20,889            9,819          206,585            5 %
       Other ..........................          21,631               --               --           21,631
                                           ------------    -------------    -------------     ------------
Total premium and fee income ..........    $    915,031    $      98,637    $      11,683     $    828,077
                                           ============    =============    =============     ============

                                                                     SCHEDULE VI

                  DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY-CASUALTY INSURANCE OPERATIONS (1)
                             (DOLLARS IN THOUSANDS)

                                                                                           December 31,
                                                                                -----------------------------------
                                                                                     2006                2005
                                                                                ---------------    ----------------
Deferred policy acquisition costs........................................         $    13,816        $    13,379

Reserves for unpaid claims and claim expenses ...........................             857,662            746,479

Discount, if any, deducted from above (2)................................             423,604            368,234

Unearned premiums........................................................             109,760            101,980

                                                                            Year Ended December 31,
                                                            -------------------------------------------------------
                                                                 2006                2005                2004
                                                            ---------------     ---------------     ---------------
Earned premiums........................................       $   302,373         $   261,903        $   216,105

Net investment income..................................            76,602              65,065             57,759

Claims and claim expenses incurred related to:

    Current year ......................................           136,134             141,785            103,444
    Prior years (3)....................................            70,060              56,698             30,868

Amortization of deferred policy acquisition costs......            29,896              26,601             25,449

Paid claims and claim adjustment expenses..............            97,283              96,700             72,290

Net premiums written...................................           312,129             273,219            236,675

----------
(1) All years include the results from the Company's discontinued non-core property catastrophe reinsurance business.

(2)   Based on discount rates ranging from 3.7% to 7.5%.

(3) In 2006, 2005 and 2004, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development. The Company's insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.