Form 10-Q
period 2007-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2007-05-10
CIK 859139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-11462
DELPHI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	(302) 478-5142	13-3427277

(State or other jurisdiction of	(Registrant’s telephone number,	(I.R.S. Employer Identification
incorporation or organization)	including area code)	Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware	19899

(Address of principal executive offices)	(Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:
Yes ☑          No ☐
Indicate by check market whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of April 30, 2007, the Registrant had 43,737,194 shares of Class A Common Stock and 5,671,744 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Premium and fee income	$322,247	$262,959
Net investment income	71,303	59,029
Net realized investment losses	(382)	(1,251)
Loss on redemption of junior subordinated deferrable interest debentures	(2,192)	—

	390,976	320,737

Benefits and expenses:
Benefits, claims and interest credited to policyholders	238,212	191,618
Commissions	19,711	16,421
Amortization of cost of business acquired	20,892	18,043
Other operating expenses	49,948	41,297

	328,763	267,379

Income from continuing operations before interest and income tax expense	62,213	53,358

Interest expense:
Corporate debt	5,054	4,686
Junior subordinated deferrable interest debentures	1,284	1,271

	6,338	5,957

Income from continuing operations before income tax expense	55,875	47,401

Income tax expense	16,681	14,569

Income from continuing operations	39,194	32,832

Loss from discontinued operations, net of income tax benefit	—	(10)

Net income	$39,194	$32,822

Basic results per share of common stock:
Income from continuing operations	$0.78	$0.66
Net income	$0.78	$0.66

Diluted results per share of common stock:
Income from continuing operations	$0.76	$0.65
Net income	$0.76	$0.65

Dividends paid per share of common stock	$0.08	$0.07
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2007	2006
Assets:
Investments:
Fixed maturity securities, available for sale	$3,539,676	$3,377,578
Short-term investments	241,018	400,239
Other investments	873,877	705,563

	4,654,571	4,483,380
Cash	48,758	48,204
Cost of business acquired	153,155	267,920
Reinsurance receivables	411,301	410,593
Goodwill	93,929	93,929
Securities lending collateral	101,091	—
Other assets	274,139	251,975
Assets held in separate account	117,534	114,474

Total assets	$5,854,478	$5,670,475

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$284,560	$279,919
Disability and accident	631,920	610,618
Unpaid claims and claim expenses:
Life	65,609	58,752
Disability and accident	315,210	300,693
Casualty	893,862	857,662
Policyholder account balances	1,106,871	1,119,218
Corporate debt	297,750	263,750
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	59,762
Securities lending payable	101,091	—
Other liabilities and policyholder funds	877,546	830,819
Liabilities related to separate account	117,534	114,474

Total liabilities	4,712,572	4,495,667

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,282,568 and 48,010,697 shares issued and outstanding, respectively	483	480
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,671,744 and 5,671,744 shares issued and outstanding, respectively	57	57
Additional paid-in capital	488,314	474,722
Accumulated other comprehensive income	19,928	19,133
Retained earnings	716,094	763,386
Treasury stock, at cost; 4,565,716 and 4,565,716 shares of Class A Common Stock, respectively	(82,970)	(82,970)

Total shareholders’ equity	1,141,906	1,174,808

Total liabilities and shareholders’ equity	$5,854,478	$5,670,475

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
				Other
	Class A	Class B	Additional	Comprehensive
	Common	Common	Paid-in	Income	Retained	Treasury
	Stock	Stock	Capital	(Loss)	Earnings	Stock	Total
Balance, January 1, 2006	$313	$39	$442,531	$20,264	$636,285	$(66,393)	$1,033,039

Net income	—	—	—	—	32,822	—	32,822
Other comprehensive income:
Decrease in net unrealized appreciation on investments	—	—	—	(23,033)	—	—	(23,033)
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196

Comprehensive income							9,985
Issuance of stock and exercise of stock options	3	(1)	9,890	—	—	—	9,892
Stock-based compensation	—	—	1,561	—	—	—	1,561
Acquisition of treasury stock	—	—	—	—	—	(16,577)	(16,577)
Cash dividends	—	—	—	—	(3,250)	—	(3,250)

Balance, March 31, 2006	$316	$38	$453,982	$(2,573)	$665,857	$(82,970)	$1,034,650

Balance, January 1, 2007	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808

Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	$480	$57	$474,722	$19,133	$680,833	(82,970)	1,092,255

Net income	—	—	—	—	39,194	—	39,194
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	331	—	—	331
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196
Change in net periodic pension cost	—	—	—	268	—	—	268

Comprehensive income							39,989
Issuance of stock and exercise of stock options	3	—	12,126	—	—	—	12,129
Stock-based compensation			1,466				1,466
Cash dividends	—	—	—	—	(3,933)	—	(3,933)

Balance, March 31, 2007	$483	$57	$488,314	$19,928	$716,094	$(82,970)	$1,141,906

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$39,194	$32,822
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	109,180	71,266
Net change in reinsurance receivables and payables	(2,584)	7,964
Amortization, principally the cost of business acquired and investments	21,692	16,565
Deferred costs of business acquired	(30,387)	(29,086)
Net realized losses on investments	381	1,251
Net change in federal income tax liability	8,586	9,807
Other	(56,787)	(26,617)

Net cash provided by operating activities	89,275	83,972

Investing activities:
Purchases of investments and loans made	(408,925)	(425,779)
Sales of investments and receipts from repayment of loans	139,880	372,965
Maturities of investments	33,727	45,673
Net change in short-term investments	159,221	(181,132)
Change in deposit in separate account	(636)	(1,546)

Net cash used by investing activities	(76,733)	(189,819)

Financing activities:
Deposits to policyholder accounts	21,866	122,763
Withdrawals from policyholder accounts	(34,557)	(28,010)
Borrowings under revolving credit facility	38,000	25,000
Principal payments under revolving credit facility	(4,000)	(2,000)
Redemption of junior subordinated deferrable interest debentures	(37,728)	—
Other financing activities	4,431	(11,786)

Net cash (used) provided by financing activities	(11,988)	105,967

Increase in cash	554	120
Cash at beginning of period	48,204	28,493

Cash at end of period	$48,758	$28,613

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the March 31, 2006 consolidated financial statements to conform to the March 31, 2007 presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2006 Form 10-K.
Accounting Changes
Cost of Business Acquired. As of January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. This statement defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement transactions that are determined to result in substantial changes to the replaced contracts are accounted for as extinguishments of the replaced contracts, and any unamortized deferred acquisition costs and other balances related to the replaced contracts are immediately recognized as expense in the income statement. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs and unearned revenue liabilities related to the replaced contract continue to be deferred and amortized in connection with the replacement contracts. Any costs associated with the issuance of the replacement contracts are characterized as maintenance costs and expensed as incurred. The Company made an after-tax reduction to its retained earnings at January 1, 2007, the date of adoption of SOP 05-1, in the amount of $82.6 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet.
Fair Value Measurements. As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and SFAS No. 140,” which is effective for all financial instruments acquired or issued after January 1, 2007. This standard (a) permits fair value remeasurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only and principal-only securities are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends SFAS No. 140 to eliminate restrictions on a qualifying special purpose entity’s ability to hold a passive derivative financial instrument that pertains to beneficial interests that are or contain a derivative financial instrument. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial condition or results of operations.
Income Taxes. As of January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken by a company in a tax return by prescribing a financial statement recognition threshold and measurement attribute for such positions. The Interpretation applies to positions for all open tax years. The Company’s tax years through 2002 are closed to further assessment by the Internal Revenue Service. FIN No. 48 requires that companies recognize the impact of the tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on classification, interest, penalties, accounting in interim periods and disclosure. The adoption of FIN No. 48 did not have a material effect on the Company’s financial condition or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A – Significant Accounting Policies – (Continued)
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the manner in which fair value should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework that fair value measures should follow under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard will also require companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items, and any differences between the carrying amount of the selected item and its fair value as of the effective date should be included in the cumulative-effect adjustment to beginning retained earnings and all subsequent changes in fair value for the instrument elected shall be reported in earnings. By electing the fair value option, an entity can achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the statement is permitted upon satisfaction of certain conditions. The Company has not yet made a decision on whether to use the fair value option with respect to any of its eligible financial or nonfinancial instruments.
Note B – Investments
At March 31, 2007, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,539.7 million and an amortized cost of $3,505.9 million. At December 31, 2006, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,377.6 million and an amortized cost of $3,340.8 million.
Note C – Redemption of Junior Subordinated Deferrable Interest Debentures underlying the Company-Obligated Mandatorily Redeemable Capital Securities of Delphi Funding L.L.C.
In 1997, Delphi Funding L.L.C. (“Delphi Funding”) issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the “Capital Securities”) in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests of Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the “Junior Debentures”). During 2001, the Company repurchased $64.0 million liquidation amount of the Capital Securities in the open market.
On March 27, 2007, Delphi Funding redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $2.2 million on the redemption. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note D — Segment Information

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Revenues:
Group employee benefit products	$356,077	$290,268
Asset accumulation products	27,693	23,107
Other (1)	9,780	8,613

	393,550	321,988
Net realized investment losses	(382)	(1,251)
Loss on redemption of junior subordinated deferrable interest debentures	(2,192)	—

	$390,976	$320,737

Operating income:
Group employee benefit products	$63,759	$51,056
Asset accumulation products	8,311	6,968
Other (1)	(7,283)	(3,415)

	64,787	54,609
Net realized investment losses	(382)	(1,251)
Loss on redemption of junior subordinated deferrable interest debentures	(2,192)	—

	$62,213	$53,358

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E – Comprehensive Income
Total comprehensive income is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale, change in net periodic pension cost and the change in the loss on the cash flow hedge described in the 2006 Form 10-K. Total comprehensive income was $40.0 million and $10.0 million for the first three months of 2007 and 2006, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F – Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised) (“123R”), “Share based payments” using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. SFAS No. 123R also requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. These cash flows were not material to the Company’s consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.
The Company recognized stock-based compensation expenses of $2.2 million and $1.8 million in the first quarter of 2007 and 2006, respectively. The remaining unrecognized compensation expense related to unvested awards at March 31, 2007 was $17.7 million and the weighted-average period of time over which this expense will be recognized is 3 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions for the first quarter of 2007: expected volatility – 19.7%, expected dividends – 0.8%, expected lives of the options – 6.5 years and the risk free rate – 4.7%. The following assumptions were used for the first quarter of 2006: expected volatility – 24.8%, expected dividends – 0.9%, expected lives of the options – 6.5 years and the risk free rate – 4.6%.
The expected volatility reflects the Company’s past monthly stock price volatility. The expected life of options granted in the first quarter of 2007 and 2006 were calculated using the “simplified method” in accordance with Staff Accounting Bulletin 107. The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the expected life of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2007	3,552,668	$20.93
Granted	356,052	40.83
Exercised	(184,757)	14.06
Forfeited	(2,850)	30.75

Outstanding at March 31, 2007	3,721,113	23.17	4.8	$63,473

Exercisable at March 31, 2007	2,575,898	$18.33	2.9	$56,420
The weighted average grant date fair value of options granted during the first quarter of 2007 and 2006 was $11.88 and $10.12, respectively. The cash proceeds from stock options exercised were $4.2 million and $3.8 million for the first quarter of 2007 and 2006, respectively. The total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $5.6 million and $6.3 million, respectively.
At March 31, 2007, 3,543,750 performance contingent incentive options were outstanding with a weighted average exercise price of $24.21, a weighted average contractual term of 6.8 years and an intrinsic value of $56.8 million. 731,250 options with a weighted average exercise price of $27.87, a weighted average contractual term of 7.1 years and an intrinsic value of $9.0 million were exercisable at March 31, 2007.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G – Computation of Results per Share
Prior period results per share and applicable share amounts have been restated to reflect the 3-for-2 common stock split distributed in the form of a 50% stock dividend on June 1, 2006. The following table sets forth the calculation of basic and diluted results per share (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations	$39,194	$32,832
Loss from discontinued operations, net of income tax benefit	—	(10)

Net income	$39,194	$32,822

Denominator:
Weighted average common shares outstanding	50,177	49,479
Effect of dilutive securities	1,290	1,346

Weighted average common shares outstanding, assuming dilution	51,467	50,825

Basic results per share of common stock:
Income from continuing operations	$0.78	$0.66
Loss from discontinued operations, net of income tax benefit	—	—

Net income	$0.78	$0.66

Diluted results per share of common stock:
Income from continuing operations	$0.76	$0.65
Loss from discontinued operations, net of income tax benefit	—	—

Net income	$0.76	$0.65

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers’ compensation products due to high primary workers’ compensation rates. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. The Company believes that the funding agreement program enhances the Company’s asset accumulation business by providing an alternative source of distribution for this business. The Company’s liability for the funding agreements is recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited to holders of these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2006 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2006 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2006 Form 10-K, “Risk Factors” and Part II, Item 1A of this Quarterly Report, “Risk Factors”.

Results of Operations
Summary of Results. Net income was $39.2 million, or $0.76 per diluted share, in the first quarter of 2007 as compared to $32.8 million, or $0.65 per diluted share, in the first quarter of 2006. Net income in the first quarter of 2007 and 2006 included realized investment losses (net of the related income tax benefit) of $0.2 million, or $0.00 per diluted share, and $0.8 million, or $0.01 per diluted share, respectively. Net income in the first quarter of 2007 benefited from growth in income from the Company’s core group employee benefit products, increased product spreads on the Company’s asset accumulation products and an increase in net investment income, and was adversely impacted by a loss on the redemption of junior subordinated deferrable interest debentures. Core group employee benefit products include group life, disability, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 19% in the first quarter of 2007 and the combined ratio (loss ratio plus expense ratio) for these products was modestly lower than in the first quarter of 2006. Net investment income in the first quarter of 2007, which increased 21% from the first quarter of 2006, reflects a 14% increase in average invested assets and an increase in the tax equivalent weighted average annualized yield to 6.5% from 6.2%. During the first quarter of 2007, the Company recognized a loss (net of the related income tax benefit) of $1.4 million, or $0.03 per diluted share from the redemption of the 9.31% junior subordinated deferrable interest debentures underlying the 9.31% Capital Securities, Series A of Delphi Funding L.L.C.
Premium and Fee Income. Premium and fee income in the first quarter of 2007 was $322.2 million as compared to $263.0 million in the first quarter of 2006, an increase of 23%. Premiums from core group employee benefit products increased 19% to $299.6 million in the first quarter of 2007 from $251.0 million in the first quarter of 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases and new business production. Premiums from excess workers’ compensation insurance for self-insured employers increased 24% to $72.4 million in the first quarter of 2007 from $58.3 million in the first quarter of 2006. This increase was primarily due to the demand for this product as a result of high primary workers’ compensation rates. Excess workers’ compensation premiums in the first quarter of 2007 also included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the quarter. SNCC has substantially maintained its pricing on its 2007 renewals and SIRs on average are up modestly in 2007 new and renewal policies, excluding Canadian policies. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $14.5 million in the first quarter of 2007 compared to $24.6 million in the first quarter of 2006, which included new business production of $12.2 million from the Renewal Rights Agreement. The retention of existing customers in first quarter of 2007 remained strong. Premiums from the Company’s other core group employee benefit products increased 18% to $227.2 million in the first quarter of 2007 from $192.7 million in the first quarter of 2006, primarily reflecting new business production, improved retention of existing customers, a decrease in premiums ceded by the Company to reinsurers for these products and a 17% increase in premiums from the Company’s group disability products. During the first quarter of 2007, premiums from the Company’s group disability products increased to $124.9 million from $106.8 million in the first quarter of 2006, reflecting new business production and substantial growth in the Company’s turnkey disability business. New business production for the Company’s other core group employee benefit products increased 47% to $65.0 million in the first quarter of 2007 as compared to $44.4 million in the first quarter of 2006, reflecting growth in the Company’s suite of voluntary group insurance products and in its integrated employee benefits program. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee benefit products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing group disability and group life insurance customers.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $14.2 million in the first quarter of 2007 as compared to $4.5 million in the first quarter of 2006, primarily due to a higher level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $19.5 million in the first quarter of 2007 as compared to $121.0 million in the first quarter of 2006. This decrease in deposits is primarily due to the issuance of $100.0 million in aggregate principal amount of fixed and floating rate funding agreements during the first quarter of 2006 under the Company’s new program under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.

Net Investment Income. Net investment income in the first quarter of 2007 was $71.3 million as compared to $59.0 million in the first quarter of 2006, an increase of 21%. The level of net investment income in the 2007 period reflects a 14% increase in average invested assets to $4,531.9 million in the first quarter of 2007 from $3,965.3 million in the first quarter of 2006 and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.5% and 6.2% in the first quarters of 2007 and 2006, respectively.
Net Realized Investment Losses. Net realized investment losses were $0.4 million in the first quarter of 2007 as compared to $1.3 million in the first quarter of 2006. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarter of 2007, the Company recognized net gains of $1.0 million on the sales of securities as compared to net losses of $0.6 million, during the first quarter of 2006. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first quarters of 2007 and 2006, the Company recognized $1.4 million and $0.7 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.
The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation, which are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Investments” in the 2006 Form 10-K. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During the first quarter of 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the 9.31% junior subordinated deferrable interest debentures (“Junior Debentures”) underlying the 9.31% Capital Securities, Series A (“Capital Securities”) of Delphi Funding L.L.C. On March 27, 2007, Delphi Funding L.L.C. redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding L.L.C. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Junior Debentures ceased to accrue.
Benefits and Expenses. Policyholder benefits and expenses were $328.8 million in the first quarter of 2007 as compared to $267.4 million in the first quarter of 2006, an increase of 23%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect any significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products decreased to 93.2% in the first quarter of 2007 from 93.7% in the first quarter of 2006. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% and 4.5% in the first quarters of 2007 and 2006, respectively.
Income Tax Expense. Income tax expense was $16.7 million in the first quarter of 2007 as compared to $14.6 million in the first quarter of 2006. The Company’s effective tax rate was 30.0% in the first quarter of 2007 and 30.7% in the first quarter of 2006.
Liquidity and Capital Resources
General. The Company had approximately $110.3 million of financial resources available at the holding company level at March 31, 2007, which were primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividends payments totaling $83.7 million during 2007, of which $1.8 million has been paid to the holding company during the first three months of 2007. In general, dividends from the company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company.
During the first quarter of 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the Junior Debentures underlying the Capital Securities of Delphi Funding L.L.C. On March 27, 2007, Delphi Funding L.L.C. redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding L.L.C. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Junior Debentures ceased to accrue. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption. At March 31, 2007, the Company had $96.0 million of borrowings available under the Amended Credit Agreement.
The Company’s current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under the Amended Credit Agreement, interest payments on the 2033 Senior Notes, and distributions on the 2003 Capital Securities. The maximum amount of borrowings under the Amended Credit Agreement, which expires in October 2011, is $250.0 million. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008.
On May 9, 2007, the Company’s Board of Directors declared a cash dividend of $0.09 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on June 6, 2007.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4.7 billion at March 31, 2007, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships, equity securities, trading account securities, investments in limited liability companies and short-term investments. During the first quarter of 2007, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $2.2 million from year-end 2006, before related changes in the cost of business acquired of $2.7 million and the income tax provision of $0.2 million. In addition, the Company recognized pre-tax net investment losses of $0.4 million in the first quarter of 2007. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by Standard & Poor’s Corporation was “AA” at March 31, 2007. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” Part I, Item 1A of the 2006 Form 10-K, “Risk Factors” for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2005, the Company entered into a reinsurance arrangement under which the Company cedes 30% of its excess workers’ compensation risks between $100.0 million and $150.0 million, per occurrence. During 2006, the Company entered into a reinsurance arrangement under which the Company cedes a substantial majority in proportionate amount of the risks between $100.0 million and $150.0 million, per occurrence. This change has increased the reinsurance premiums paid by the Company for these products. Effective January 1, 2007, the Company cedes through indemnity reinsurance risks in excess of $200,000 (compared to $150,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies.
Cash Flows. Operating activities increased cash by $89.3 million and $84.0 million in the first quarters of 2007 and 2006, respectively. Net investing activities used $76.7 million of cash during the first quarter of 2007 primarily for the purchase of securities, and financing activities used $12.0 million of cash principally due to the redemption by the Company of the Junior Debentures held by Delphi Funding L.L.C.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2006.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2006 Form 10-K, “Risk Factors” and Part II, Item 1A of this Quarterly Report, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2006 Form 10-K, “Risk Factors”, updates and supercedes the discussion contained therein relating to this risk factor.
     The Company’s financial position and results of operations may be adversely impacted by changes in accounting rules and in the interpretations of such rules.
The Company’s financial position and results of operations are reported in accordance with GAAP, in the case of the Company, and in accordance with statutory accounting principles, in the case of the statutory financial statements of its insurance subsidiaries. Changes in the applicable GAAP or statutory accounting rules, or in the interpretations of such rules, may adversely affect the Company’s and such subsidiaries’ reported financial condition and results of operations.
As of January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or

Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. It defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The after-tax reduction to the Company’s retained earnings resulting from the adoption of SOP 05-1 on January 1, 2007 was in the amount of $82.6 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet. However, these matters involve a significant degree of interpretive judgment, and the Company’s interpretation is subject to future change due to the issuance of further accounting guidance regarding SOP 05-1 or its application by the accounting industry. It is therefore possible that this reduction will be adjusted, either upward or downward, in the event of such a change. An upward adjustment could materially adversely affect the Company’s consolidated financial position; in addition, changes required by future accounting guidance regarding SOP 05-1 or its implementation could materially adversely affect the Company’s results of operations.
Item 6. Exhibits
10.1	Second Amended and Restated Directors Stock Plan

10.2	Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan

10.3	2007 Exhibits to the Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: May 10, 2007