Form 10-Q
period 2007-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2007-08-09
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-11462
DELPHI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	(302) 478-5142	13-3427277

(State or other jurisdiction of incorporation or organization)	(Registrant’s telephone number, including area code)	(I.R.S. Employer Identification Number)

1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware	19899

(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No ☑
As of July 31, 2007, the Registrant had 44,041,042 shares of Class A Common Stock and 5,545,478 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Premium and fee income	$324,337	$280,270	$646,584	$543,229
Net investment income	69,107	60,786	140,410	119,815
Net realized investment gains (losses)	937	(294)	555	(1,545)
Loss on redemption of junior subordinated deferrable Interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	(2,192)	—

	394,381	340,762	785,357	661,499

Benefits and expenses:
Benefits, claims and interest credited to policyholders	235,483	204,021	473,695	395,639
Commissions	20,883	17,841	40,594	34,262
Amortization of cost of business acquired	20,059	19,194	40,951	37,237
Other operating expenses	49,872	41,844	99,820	83,141

	326,297	282,900	655,060	550,279

Income from continuing operations before interest and income tax expense	68,084	57,862	130,297	111,220

Interest expense:
Corporate debt	4,591	5,093	9,645	9,779
Junior subordinated debentures	1,406	—	1,406	—
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	479	1,297	1,763	2,568

	6,476	6,390	12,814	12,347

Income from continuing operations before income tax expense	61,608	51,472	117,483	98,873

Income tax expense	18,694	15,648	35,375	30,217

Income from continuing operations	42,914	35,824	82,108	68,656

Loss from discontinued operations, net of income tax benefit	—	(2,923)	—	(2,933)

Net income	$42,914	$32,901	$82,108	$65,723

Basic results per share of common stock:
Income from continuing operations	$0.85	$0.72	$1.63	$1.39
Net income	$0.85	$0.66	$1.63	$1.33
Diluted results per share of common stock:
Income from continuing operations	$0.83	$0.71	$1.59	$1.35
Net income	$0.83	$0.65	$1.59	$1.29

Dividends paid per share of common stock	$0.09	$0.08	$0.17	$0.15
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30,	December 31,
	2007	2006
Assets:
Investments:
Fixed maturity securities, available for sale	$3,562,062	$3,377,578
Short-term investments	226,592	400,239
Other investments	874,517	705,563

	4,663,171	4,483,380
Cash	53,384	48,204
Cost of business acquired	162,194	267,920
Reinsurance receivables	417,347	410,593
Goodwill	93,929	93,929
Other assets	263,908	251,975
Assets held in separate account	122,320	114,474

Total assets	$5,776,253	$5,670,475

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$286,758	$279,919
Disability and accident	652,176	610,618
Unpaid claims and claim expenses:
Life	68,345	58,752
Disability and accident	331,096	300,693
Casualty	926,402	857,662
Policyholder account balances	1,096,835	1,119,218
Corporate debt	143,750	263,750
Junior subordinated debentures	175,000	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	59,762
Other liabilities and policyholder funds	810,452	830,819
Liabilities related to separate account	122,320	114,474

Total liabilities	4,633,753	4,495,667

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,559,680 and 48,010,697 shares issued and outstanding, respectively	486	480
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,545,478 and 5,671,744 shares issued and outstanding, respectively	55	57
Additional paid-in capital	494,716	474,722
Accumulated other comprehensive (loss) income	(24,337)	19,133
Retained earnings	754,550	763,386
Treasury stock, at cost; 4,565,716 shares of Class A Common Stock	(82,970)	(82,970)

Total shareholders’ equity	1,142,500	1,174,808

Total liabilities and shareholders’ equity	$5,776,253	$5,670,475

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance, January 1, 2006	$313	$39	$442,531	$20,264	$636,285	$(66,393)	$1,033,039

Net income	—	—	—	—	65,723	—	65,723
Other comprehensive loss:
Decrease in net unrealized appreciation on investments	—	—	—	(54,572)	—	—	(54,572)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392

Comprehensive income							11,543
Issuance of stock, exercise of stock options and share conversions	4	(1)	12,395	—	—	—	12,398
Stock-based compensation	—	—	3,405	—	—	—	3,405
Acquisition of treasury stock	—	—	—	—	—	(16,577)	(16,577)
Cash dividends	—	—	—	—	(7,141)	—	(7,141)
Three-for-two stock split	159	19	(179)	—	—	—	(1)

Balance, June 30, 2006	$476	$57	$458,152	$(33,916)	$694,867	$(82,970)	$1,036,666

Balance, January 1, 2007	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808

Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255

Net income					82,108		82,108
Other comprehensive loss:
Decrease in net unrealized appreciation on investments	—	—	—	(44,398)	—	—	(44,398)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392
Change in net periodic Pension cost	—	—	—	536	—	—	536

Comprehensive income							38,638
Issuance of stock, exercise of stock options and share conversions	6	(2)	16,532	—	—	—	16,536
Stock-based compensation	—	—	3,462	—	—	—	3,462
Cash dividends	—	—	—	—	(8,391)	—	(8,391)

Balance, June 30, 2007	$486	$55	$494,716	$(24,337)	$754,550	$(82,970)	$1,142,500

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$82,108	$65,723
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	153,073	90,667
Net change in reinsurance receivables and payables	(11,492)	15,233
Amortization, principally the cost of business acquired and investments	40,549	32,861
Deferred costs of business acquired	(53,659)	(49,607)
Net realized (gains) losses on investments	(555)	1,545
Net change in federal income tax liability	9,267	11,034
Other	(38,188)	(18,313)

Net cash provided by operating activities	181,103	149,143

Investing activities:
Purchases of investments and loans made	(655,152)	(711,078)
Sales of investments and receipts from repayment of loans	249,879	481,740
Maturities of investments	73,720	97,393
Net change in short-term investments	173,647	(109,554)
Change in deposit in separate account	(330)	217

Net cash used by investing activities	(168,236)	(241,282)

Financing activities:
Deposits to policyholder accounts	55,642	148,809
Withdrawals from policyholder accounts	(82,476)	(63,290)
Borrowings under revolving credit facility	38,000	29,000
Principal payments under revolving credit facility	(158,000)	(2,000)
Proceeds from the issuance of 2007 Junior Debentures	172,309	—
Redemption of Junior Debentures	(37,728)	—
Other financing activities	4,556	(13,129)

Net cash (used) provided by financing activities	(7,687)	99,390

Increase in cash	5,180	7,251
Cash at beginning of period	48,204	28,493

Cash at end of period	$53,384	$35,744

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the June 30, 2006 consolidated financial statements to conform to the June 30, 2007 presentation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2006 Form 10-K.
Accounting Changes
Cost of Business Acquired. As of January 1, 2007, the Company adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. This statement defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement transactions that are determined to result in substantial changes to the replaced contracts are accounted for as extinguishments of the replaced contracts, and any unamortized deferred acquisition costs and other balances related to the replaced contracts are immediately recognized as expense in the income statement. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs and unearned revenue liabilities related to the replaced contract continue to be deferred and amortized in connection with the replacement contracts. Any costs associated with the issuance of the replacement contracts are characterized as maintenance costs and expensed as incurred. The Company made an after-tax reduction to its retained earnings at January 1, 2007, the date of adoption of SOP 05-1, in the amount of $82.6 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet.
FairValue Measurements. As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and SFAS No. 140,” which is effective for all financial instruments acquired or issued after January 1, 2007. This standard (a) permits fair value remeasurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only and principal-only securities are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends SFAS No. 140 to eliminate restrictions on a qualifying special purpose entity’s ability to hold a passive derivative financial instrument that pertains to beneficial interests that are or contain a derivative financial instrument. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial condition or results of operations.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 provides entities with a one-time opportunity, upon initial adoption of this statement, to elect the fair value option for existing eligible items. Upon such election,, any differences between the carrying amount of the selected item and its fair value as of the effective date would be included in the cumulative-effect adjustment to beginning retained earnings and all subsequent changes in fair value for the instrument elected would be reported in earnings. By electing the fair value option, an entity can achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the statement is permitted upon satisfaction of certain conditions. The Company has not yet made a decision on whether to use the fair value option with respect to any of its eligible financial or nonfinancial instruments.
In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” Upon adoption of this SOP, companies must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”), which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Companies subject to the Guide are required to record all of their investments at fair value, with changes in value being reflected in earnings. For an entity that is subject to the Guide, SOP 07-1 also addresses whether a parent company of, or equity method investor in, such entity should utilize the specialized accounting standards of the Guide in its consolidated financial statements. The provisions of SOP 07-1 and FSP FIN 46(R)-7 are effective for fiscal years beginning on or after December 15, 2007, with earlier adoption permitted. The Company is in the process of determining the effect that SOP 07-1 and FSP FIN 46(R)-7 may have, if any, on its consolidated financial position or results of operations.
Note B – Investments
At June 30, 2007, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,562.1 million and an amortized cost of $3,601.5 million. At December 31, 2006, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,377.6 million and an amortized cost of $3,340.8 million.

DELPHI F0INANCIAL GROUP, INC. AND SUBSIDIARIES
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
On March 27, 2007, Delphi Funding redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $2.2 million on the redemption during the first quarter of 2007. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption.
Note D – Junior Subordinated Debentures
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as the 2007 Junior Debentures and, the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used to repay all borrowings then outstanding under the Amended Credit Agreement and for other general corporate purposes.
On May 27, 2007, in connection with the issuance of the 2007 Junior Debentures, the Company entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness (which will initially be the 8.00% Senior Notes due 2033). Under the terms of the Replacement Capital Covenant, the Company or any of its subsidiaries will not repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note E — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(dollars in thousands)
Revenues:
Group employee benefit products	$355,656	$307,891	$711,733	$598,159
Asset accumulation products	26,886	24,296	54,579	47,403
Other (1)	10,902	8,869	20,682	17,482

	393,444	341,056	786,994	663,044

Net realized investment gains (losses)	937	(294)	555	(1,545)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	(2,192)	—

	$394,381	$340,762	$785,357	$661,499

Operating income:
Group employee benefit products	$64,315	$56,031	$128,074	$107,087
Asset accumulation products	8,855	6,383	17,166	13,351
Other (1)	(6,023)	(4,258)	(13,306)	(7,673)

	67,147	58,156	131,934	112,765
Net realized investment gains (losses)	937	(294)	555	(1,545)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	(2,192)	—

	$68,084	$57,862	$130,297	$111,220

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note F – Comprehensive Income
Total comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, change in net periodic pension cost and the change in the loss on the cash flow hedge described in the 2006 Form 10-K. Total comprehensive income (loss) was $38.6 million and $11.5 million for the first six months of 2007 and 2006, respectively, and $(1.4) million and $1.6 million for the second quarters of 2007 and 2006, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G – Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised) (“123R”), “Share based payments,” using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. The Company recognized stock-based compensation expenses of $4.5 million and $3.7 million in the first six months of 2007 and 2006, respectively, of which $2.3 million and $1.9 million was recognized in the second quarter of 2007 and 2006, respectively. The remaining unrecognized compensation expense related to unvested awards at June 30, 2007 was $16.1 million and the weighted average period of time over which this expense will be recognized is 2.9 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first half of 2007: expected volatility – 19.6%, expected dividends – 0.8%, expected lives of the options – 6.5 years and the risk free rate – 4.7%. The following weighted average assumptions were used for the first half of 2006: expected volatility – 24.4%, expected dividends – 0.9%, expected lives of the options – 6.5 years and the risk free rate – 4.8%.
The expected volatility reflects the Company’s past monthly stock price volatility. The expected lives of options granted in the first half of 2007 and 2006 were calculated using the “simplified method” in accordance with Staff Accounting Bulletin 107. The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the expected life of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2007	3,552,668	$20.93
Granted	415,477	41.13
Exercised	(335,242)	16.52
Forfeited	(5,550)	33.61

Outstanding at June 30, 2007	3,627,353	23.64	4.6	$65,959

Exercisable at June 30, 2007	2,472,725	$18.46	2.7	$57,773
The weighted average grant date fair value of options granted during the first half of 2007 and 2006 was $11.91 and $8.07, respectively, and during the second quarter of 2007 and 2006 was $12.12 and $11.50, respectively. The cash proceeds from stock options exercised were $7.1 million and $5.4 million for the first half of 2007 and 2006, respectively. The total intrinsic value of options exercised during the first half of 2007 and 2006 was $9.1 million and $8.5 million, respectively.
At June 30, 2007, 3,543,750 performance contingent incentive options were outstanding with a weighted average exercise price of $24.21, a weighted average contractual term of 6.6 years and an intrinsic value of $62.4 million. 731,250 options with a weighted average exercise price of $27.87, a weighted average contractual term of 6.8 years and an intrinsic value of $10.2 million were exercisable at June 30, 2007.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note H – Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$42,914	$35,824	$82,108	$68,656
Loss from discontinued operations, net of income tax benefit	—	(2,923)	—	(2,933)

Net income	$42,914	$32,901	$82,108	$65,723

Denominator:
Weighted average common shares outstanding	50,441	49,462	50,309	49,471
Effect of dilutive securities	1,293	1,260	1,292	1,302

Weighted average common shares outstanding, assuming dilution	51,734	50,722	51,601	50,773

Basic results per share of common stock:
Income from continuing operations	$0.85	$0.72	$1.63	$1.39
Loss from discontinued operations, net of income tax benefit	—	(0.06)	—	(0.06)

Net income	$0.85	$0.66	$1.63	$1.33

Diluted results per share of common stock:
Income from continuing operations	$0.83	$0.71	$1.59	$1.35

Loss from discontinued operations, net of income tax benefit	—	(0.06)	—	(0.06)

Net income	$0.83	$0.65	$1.59	$1.29

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily group life, disability, and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company cedes its exposure to a portion of its group employee benefit risks through indemnity reinsurance arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is continuing to experience favorable market conditions for its excess workers’ compensation products. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2006 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2006 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2006 Form 10-K, “Risk Factors,” and in Part II, Item 1A of this Quarterly Report, “Risk Factors”.

Results of Operations
Six Months Ended June 30, 2007 Compared to
Six Months Ended June 30, 2006
Summary of Results. Net income was $82.1 million, or $1.59 per diluted share, in the first half of 2007 as compared to $65.7 million, or $1.29 per diluted share, in the first half of 2006. Net income in the first half of 2007 and 2006 included realized investment gains (losses) net of the related income tax expense (benefit) of $0.4 million, or $.01 per diluted share, and $(1.0) million, or $(0.02) per diluted share, respectively. Net income in the first half of 2007 benefited from growth in income from the Company’s core group employee benefit products, increased investment spreads on the Company’s asset accumulation products and an increase in net investment income, and was adversely impacted by a loss on the redemption of junior subordinated deferrable interest debentures. Core group employee benefit products include group life, disability, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 18% in the first half of 2007. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 92.8% in the first half of 2007 from 93.0% in the first half of 2006. Net investment income in the first half of 2007, which increased 17% from the first half of 2006, reflects a 14% increase in average invested assets and an increase in the tax equivalent weighted average annualized yield to 6.5% from 6.3%. During the first half of 2007, the Company recognized a loss (net of the related income tax benefit) of $1.4 million, or $0.03 per diluted share from the redemption of the 9.31% junior subordinated deferrable interest debentures underlying the 9.31% Capital Securities, Series A of Delphi Funding L.L.C.
Premium and Fee Income. Premium and fee income in the first half of 2007 was $646.6 million as compared to $543.2 million in the first half of 2006, an increase of 19%. Premiums from core group employee benefit products increased 18% to $609.7 million in the first half of 2007 from $518.4 million in the first half of 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers increased 14% to $141.1 million in the first half of 2007 from $123.6 million in the first half of 2006. This increase was primarily due to the demand for this product as a result of continuing high primary workers’ compensation rates. Excess workers’ compensation premiums in the first half of 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter. SNCC has substantially maintained its pricing in its important July 2007 renewal season and SIRs are on average up modestly on July 2007 new and renewal policies, excluding Canadian policies. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $19.5 million in the first half of 2007, including $3.4 million from the Renewal Rights Agreement, compared to $33.7 million in the first half of 2006, including $19.6 million from such agreement. The retention of existing customers in the first half of 2007 remained strong.
Premiums from the Company’s other core group employee benefit products increased 19% to $468.6 million in the first half of 2007 from $394.8 million in the first half of 2006, primarily reflecting an 18% increase in premiums from the Company’s group disability products, new business production, improved retention of existing customers and a decrease in premiums ceded by the Company to reinsurers for these products. During the first half of 2007, premiums from the Company’s group disability products increased to $259.1 million from $218.9 million in the first half of 2006, primarily reflecting new business production. Premiums from the Company’s turnkey disability business grew 20% to $25.5 million during the first half of 2007 from $21.3 million during the first half of 2006. New business production for the Company’s other core group employee benefit products increased 45% to $128.2 million in the first half of 2007 as compared to $88.6 million in the first half of 2006, reflecting growth in the Company’s integrated employee benefits program and its suite of voluntary group insurance products, which includes its group limited benefit health insurance product. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $19.4 million in the first half of 2007 as compared to $9.6 million in the first half of 2006, primarily due to a higher level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $51.2 million in the first half of 2007 as compared to $144.7 million in the first half of 2006. This decrease in deposits was primarily due to the issuance of $100.0 million of fixed and floating rate funding agreements during the first quarter of 2006 under a new program of the Company under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the first half of 2007 was $140.4 million as compared to $119.8 million in the first half of 2006, an increase of 17%. The level of net investment income in the 2007 period reflects a 14% increase in average invested assets in the first half of 2007 from the first half of 2006 and an increase in the tax equivalent weighted average annualized yield. The tax equivalent weighted average annualized yield on invested assets was 6.5% and 6.3% for the first half of 2007 and 2006, respectively.
Net Realized Investment Gains (Losses). Net realized investment gains were $0.6 million in the first half of 2007 as compared to net realized investment losses of $1.5 million in the first half of 2006. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2007 and 2006, the Company recognized net gains of $2.5 million and $0.7 million, respectively, on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first half of 2007 and 2006, the Company recognized $1.9 million and $2.2 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.
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
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During the first half of 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the 9.31% junior subordinated deferrable interest debentures (“Junior Debentures”) underlying the 9.31% Capital Securities, Series A (“Capital Securities”) of Delphi Funding L.L.C. On March 27, 2007, Delphi Funding L.L.C. redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding L.L.C. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Capital Securities ceased to accrue.
Benefits and Expenses. Policyholder benefits and expenses were $655.1 million in the first half of 2007 as compared to $550.3 million in the first half 2006, an increase of 19%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 92.8% in the first half of 2007 from 93.0% in the first half of 2006. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.6% in the first half of 2007 and 2006.
Income Tax Expense. Income tax expense was $35.4 million in the first half of 2007 as compared to $30.2 million in the first half of 2006. The Company’s effective tax rate was 30.2% in the first half of 2007 and 30.6% in the first half of 2006.

Three Months Ended June 30, 2007 Compared to
Three Months Ended June 30, 2006
Summary of Results. Net income was $42.9 million, or $0.83 per diluted share, for the second quarter of 2007 as compared to $32.9 million, or $0.65 per diluted share, for the second quarter of 2006. Net income in the second quarter of 2007 and 2006 included realized investment gains (losses) (net of the related income tax expense (benefit)) of $0.6 million, or $0.01 per diluted share, and $(0.2) million, or $0 per diluted share, respectively. Net income in the second quarter of 2007 benefited from the growth in income from the Company’s core group employee benefit products, increased investment spreads on the Company’s asset accumulation products and an increase in net investment income. Premiums from the Company’s core group employee benefit products increased 16% in the second quarter of 2007. The 14% increase in net investment income in the second quarter of 2007 from the second quarter of 2006 reflects a 14% increase in average invested assets.
Premium and Fee Income. Premium and fee income for the second quarter of 2007 was $324.3 million as compared to $280.3 million for the second quarter of 2006, an increase of 16%. Premiums from core group employee benefit products increased 16% to $310.1 million in the second quarter of 2007 from $267.4 million in the second quarter of 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers increased 5% to $68.7 million in the second quarter of 2007 from $65.3 million in the second quarter of 2006. This increase was primarily due to the demand for this product as a result of continuing high primary workers’ compensation rates. SNCC has substantially maintained its pricing on its second quarter 2007 renewals and SIRs are on average up modestly in second quarter 2007 new and renewal policies. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $5.0 million in the second quarter of 2007 compared to $9.1 million in the second quarter of 2006, which included new business production of $7.4 million from the Renewal Rights Agreement. SNCC has substantially maintained its pricing in its important July 2007 renewal season and SIRs are on average up modestly on July 2007 new and renewal policies, excluding Canadian policies. The retention of existing customers in the second quarter of 2007 remained strong.
Premiums from the Company’s other core group employee benefit products increased 19% to $241.4 million for the second quarter of 2007 from $202.1 million for the second quarter of 2006, primarily reflecting new business production, improved retention of existing customers, a decrease in premiums ceded by the Company to reinsurers for these products, and a 20% increase in premiums from the Company’s group disability products. During the second quarter of 2007, premiums from the Company’s group disability products increased to $134.3 million from $112.1 in the second quarter of 2006, primarily reflecting new business production. Premiums from the Company’s turnkey disability business grew 18% to $13.4 million during the second quarter of 2007 from $11.4 million during the first half of 2006. New business production for the Company’s other core group employee benefit products increased 43% to $63.2 million in the second quarter of 2007 as compared to $44.3 million in the second quarter of 2006, reflecting growth in the Company’s integrated employee benefits program and its suite of voluntary group insurance products, which includes its group limited benefit health insurance product. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers.
Deposits from the Company’s asset accumulation products were $31.8 million for the second quarter of 2007 as compared to $23.7 million for the second quarter of 2006. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the second quarter of 2007 was $69.1 million as compared to $60.8 million in the second quarter of 2006, an increase of 14%. The level of net investment income in the 2007 period reflects a 14% increase in average invested assets in such period. The tax equivalent weighted average annualized yield on invested assets was 6.3% in the second quarter of 2007 and 2006.
Net Realized Investment Gains (Losses). Net realized investment gains were $0.9 million in the second quarter of 2007 as compared to net realized investment losses of $0.3 million in the second quarter of 2006. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2007 and 2006, the Company recognized $1.4 million and $1.2 million, respectively, of net gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the second quarters of 2007 and 2006, the Company recognized $0.5 million and $1.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.
The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for the other than temporary impairment in valuation which are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Investments” in the 2006 Form 10-K. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.
Benefits and Expenses. Policyholder benefits and expenses were $326.3 million in the second quarter of 2007 as compared to $282.9 million in the second quarter of 2006, an increase of 15%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products was 92.4% in the second quarters of 2007 and 2006. The weighted average annualized crediting rated on the Company’s asset accumulation products, which reflects the effect of the first year bonus crediting rate on certain newly issued products, was 4.3% and 4.4% in the second quarter of 2007 and 2006, respectively.
Income Tax Expense. Income tax expense was $18.7 million in the second quarter of 2007 as compared to $15.6 million in the second quarter of 2006. The Company’s effective tax rate was 30.3% in the second quarter of 2007 and 30.4% in the second quarter of 2006.
Liquidity and Capital Resources
General. The Company had approximately $123.8 million of financial resources available at the holding company level at June 30, 2007, which were primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividends payments totaling $83.7 million during 2007, of which $1.8 million has been paid during the first six months of 2007. In general, dividends from the company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company. In addition, the Company is categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
During the first quarter of 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the Junior Debentures underlying the Capital Securities of Delphi Funding L.L.C. On March 27, 2007, Delphi Funding L.L.C. redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding L.L.C. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Capital Securities ceased to accrue. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption.
On May 23, 2007, the Company completed the issuance of $175.0 million of fixed-to-floating rate junior subordinated debentures (“2007 Junior Debentures”) in a public offering pursuant to an effective registration statement. See Note D to the Consolidated Financial Statements. The proceeds from this issuance were primarily used to repay the outstanding borrowings under the Company’s Amended Credit Agreement and for other general corporate purposes. The Company did not have any borrowings outstanding under its Amended Credit Agreement as of June 30, 2007. The maximum amount of borrowings under the Amended Credit Agreement, which expires in October 2011, is $250.0 million.
The Company’s current liquidity needs, in addition to funding its operating expenses, include interest payments on the 2033 Senior Notes and 2007 Junior Debentures and distributions on the 2003 Capital Securities. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest.
On August 2, 2007, the Company’s Board of Directors declared a cash dividend of $0.09 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on August 30, 2007.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4.7 billion at June 30, 2007, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships, equity securities, trading account securities, investments in limited liability companies and short-term investments. During the first half of 2007, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $76.9 million from year-end 2006, before related changes in the cost of business acquired of $8.6 million and the income tax provision of $23.9 million. During the first six months of 2007, the Company recognized pre-tax net investment gains of $0.6 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by Standard & Poor’s Corporation was “AA” at June 30, 2007. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” Part I, Item 1A of the 2006 Form 10-K, “Risk Factors” for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. During 2005, the Company entered into a reinsurance arrangement under which the Company cedes 30% of its excess workers’ compensation risks between $100.0 million and $150.0 million, per occurrence. During 2006, the Company entered into a reinsurance arrangement under which the Company cedes a substantial majority in proportionate amount of the risks between $100.0 million and $150.0 million, per occurrence. Effective July 1, 2007, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 100% previously) of its excess workers’ compensation risks between $5.0 million and $10.0 million, per occurrence. Effective January 1, 2007, the Company cedes through indemnity reinsurance risks in excess of $200,000 (compared to $150,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies. These reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $181.1 million and $149.1 million in the first half of 2007 and 2006, respectively. Net investing activities used $168.2 million of cash during the first half of 2007 primarily for the purchase of securities. Financing activities used $7.7 million of cash principally for the repayment of outstanding borrowings under the Amended Credit Agreement and for the redemption of the Junior Debentures held by Delphi Funding L.L.C., partially offset by proceeds from the issuance of the 2007 Junior Debentures. In the first half of 2006, net investing activities used $241.3 million and financing activities provided $99.4 million, principally due to the issuance of funding agreements.
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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2006 Form 10-K, “Risk Factors,” and Part II, Item 1A of this Quarterly Report, “Risk Factors.” The Company disclaims any obligation to update forward-looking information.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2006 Form 10-K, “Risk Factors,” updates and supercedes the discussion contained therein relating to this risk factor.
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

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 8, 2007. The directors elected at the meeting will serve for a term ending on the date of the 2008 Annual Meeting of Stockholders. The directors elected at the meeting were Philip R. O’Connor, Robert Rosenkranz, Kevin R. Brine, Lawrence E. Daurelle, Edward A. Fox, Steven A. Hirsh, Harold F. Ilg, James M. Litvack, James N. Meehan, Donald A. Sherman, Robert M. Smith, Jr. and Robert F. Wright. In accordance with the Company’s Restated Certificate of Incorporation, Mr. O’Connor’s election was acted upon by the holders of the Company’s Class A Common Stock, voting separately as a class.
The voting results for all matters at the meeting were as follows:
1)	Election of Directors

	VOTES
		Withhold
	For	Authority
Class A Director:
Philip R. O’Connor	34,188,848	7,385,182
Directors:
Robert Rosenkranz	78,197,432	6,918,932
Kevin R. Brine	78,067,960	7,048,404
Lawrence E. Daurelle	76,714,276	8,402,088
Edward A. Fox	78,614,074	6,502,290
Steven A. Hirsh	78,065,617	7,050,747
Harold F. Ilg	77,313,599	7,802,765
James M. Litvack	78,068,118	7,048,246
James N. Meehan	74,579,218	10,537,146
Donald A. Sherman	76,712,981	8,403,383
Robert M. Smith, Jr.	76,713,196	8,403,168
Robert F. Wright	79,955,875	5,160,489
2)	Other Matters – The proposal to amend the 2003 Employee Long-Term Incentive and Share Award Plan to increase the number of shares available thereunder from 5,250,000 shares to 7,250,000 shares received 53,254,545 votes for approval and 28,361,683 votes against approval, with 14,145 votes abstaining and 3,485,991 broker non-votes.
Item 6. Exhibits
11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note H to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 9, 2007