Form 10-Q
period 2007-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2007-11-09
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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
As of October 31, 2007, the Registrant had 43,741,428 shares of Class A Common Stock and 5,706,967 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Premium and fee income	$325,944	$295,190	$972,528	$838,419
Net investment income	62,768	66,159	203,178	185,974
Net realized investment losses	(1,480)	(335)	(925)	(1,880)
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	(2,192)	—

	387,232	361,014	1,172,589	1,022,513

Benefits and expenses:
Benefits, claims and interest credited to policyholders	234,525	217,322	708,220	612,961
Commissions	20,044	18,844	60,638	53,106
Amortization of cost of business acquired	17,426	20,478	58,377	57,715
Other operating expenses	50,162	45,992	149,982	129,133

	322,157	302,636	977,217	852,915

Income from continuing operations before interest and income tax expense	65,075	58,378	195,372	169,598

Interest expense:
Corporate debt	3,328	5,250	12,973	15,029
Junior subordinated debentures	3,246	—	4,652	—
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	488	1,319	2,251	3,887

	7,062	6,569	19,876	18,916

Income from continuing operations before income tax expense	58,013	51,809	175,496	150,682

Income tax expense	17,284	15,641	52,659	45,858

Income from continuing operations	40,729	36,168	122,837	104,824
Income (loss) from discontinued operations, net of income tax expense (benefit)	—	1	—	(2,932)

Net income	$40,729	$36,169	$122,837	$101,892

Basic results per share of common stock:
Income from continuing operations	$0.80	$0.73	$2.44	$2.12
Net income	0.80	0.73	2.44	2.06

Diluted results per share of common stock:
Income from continuing operations	$0.79	$0.71	$2.38	$2.06
Net income	0.79	0.71	2.38	2.00

Dividends paid per share of common stock	$0.09	$0.08	$0.26	$0.23
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2007	2006
Assets:
Investments:
Fixed maturity securities, available for sale	$3,624,642	$3,377,578
Short-term investments	261,434	400,239
Other investments	809,381	705,563

	4,695,457	4,483,380
Cash	45,684	48,204
Cost of business acquired	179,777	267,920
Reinsurance receivables	412,626	410,593
Goodwill	93,929	93,929
Other assets	276,675	251,975
Assets held in separate account	122,833	114,474

Total assets	$5,826,981	$5,670,475

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$288,824	$279,919
Disability and accident	671,945	610,618
Unpaid claims and claim expenses:
Life	67,538	58,752
Disability and accident	334,470	300,693
Casualty	941,412	857,662
Policyholder account balances	1,091,011	1,119,218
Corporate debt	147,750	263,750
Junior subordinated debentures	175,000	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	59,762
Other liabilities and policyholder funds	789,414	830,819
Liabilities related to separate account	122,833	114,474

Total liabilities	4,650,816	4,495,667

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,652,044 and 48,010,697 shares issued and outstanding, respectively	487	480
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,934,183 and 5,671,744 shares issued and outstanding, respectively	59	57
Additional paid-in capital	503,098	474,722
Accumulated other comprehensive (loss) income	(24,396)	19,133
Retained earnings	790,817	763,386
Treasury stock, at cost; 4,611,216 and 4,565,716 shares of Class A Common Stock, respectively, and 227,216 and 0 shares of Class B Common Stock, respectively	(93,900)	(82,970)

Total shareholders’ equity	1,176,165	1,174,808

Total liabilities and shareholders’ equity	$5,826,981	$5,670,475

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance, January 1, 2006	$313	$39	$442,531	$20,264	$636,285	$(66,393)	$1,033,039

Net income	—	—	—	—	101,892	—	101,892
Other comprehensive (loss) income:
Decrease in net unrealized appreciation on investments	—	—	—	(3,852)	—	—	(3,852)
Decrease in net loss on cash flow hedge	—	—	—	589	—	—	589

Comprehensive income							98,629
Issuance of stock, exercise of stock options and share conversions	7	(1)	21,912	—	—	—	21,918
Stock-based compensation	—	—	6,533	—	—	—	6,533
Acquisition of treasury stock	—	—	—	—	—	(16,577)	(16,577)
Cash dividends	—	—	—	—	(11,038)	—	(11,038)
Three-for-two stock split	159	19	(179)	—	—	—	(1)

Balance, September 30, 2006	$479	$57	$470,797	$17,001	$727,139	$(82,970)	$1,132,503

Balance, January 1, 2007	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808

Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255

Net income	—	—	—	—	122,837	—	122,837
Other comprehensive (loss) income:
Decrease in net unrealized appreciation on investments	—	—	—	(44,921)	—	—	(44,921)
Decrease in net loss on
cash flow hedge	—	—	—	589	—	—	589
Change in net periodic pension cost	—	—	—	803	—	—	803

Comprehensive income							79,308
Issuance of stock, exercise of stock options and share conversions	7	2	23,247	—	—	—	23,256
Stock-based compensation	—	—	5,129	—	—	—	5,129
Acquisition of treasury stock	—	—	—	—	—	(10,930)	(10,930)
Cash dividends	—	—	—	—	(12,853)	—	(12,853)

Balance, September 30, 2007	$487	$59	$503,098	$(24,396)	$790,817	$(93,900)	$1,176,165

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$122,837	$101,892
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	219,478	197,987
Net change in reinsurance receivables and payables	(7,428)	3,523
Amortization, principally the cost of business acquired and investments	53,353	50,397
Deferred costs of business acquired	(84,042)	(77,473)
Net realized losses on investments	925	1,880
Net change in federal income tax liability	16,440	12,193
Other	(41,451)	(38,463)

Net cash provided by operating activities	280,112	251,936

Investing activities:
Purchases of investments and loans made	(861,814)	(898,282)
Sales of investments and receipts from repayment of loans	328,176	597,301
Maturities of investments	120,486	168,327
Net change in short-term investments	138,805	(202,886)
Change in deposit in separate account	8,536	(2,234)

Net cash used by investing activities	(265,811)	(337,774)

Financing activities:
Deposits to policyholder accounts	90,388	178,231
Withdrawals from policyholder accounts	(123,802)	(98,778)
Borrowings under revolving credit facility	42,000	31,000
Principal payments under revolving credit facility	(158,000)	(2,000)
Proceeds from the issuance of 2007 Junior Debentures	172,309	—
Redemption of Junior Debentures	(37,728)	—
Other financing activities	(1,988)	(5,612)

Net cash (used) provided by financing activities	(16,821)	102,841

(Decrease) increase in cash	(2,520)	17,003
Cash at beginning of period	48,204	28,493

Cash at end of period	$45,684	$45,496

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the September 30, 2006 consolidated financial statements to conform to the September 30, 2007 presentation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2006 Form 10-K.
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
Hybrid Financial Instruments. As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and SFAS No. 140,” which is effective for all financial instruments acquired or issued after January 1, 2007. This standard (a) permits fair value remeasurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only and principal-only securities are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends SFAS No. 140 to eliminate restrictions on a qualifying special purpose entity’s ability to hold a passive derivative financial instrument that pertains to beneficial interests that are or contain a derivative financial instrument. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial condition or results of operations.
Income Taxes. As of January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken by a company in a tax return by prescribing a financial statement recognition threshold and measurement attribute for such positions. The Interpretation applies to positions for all open tax years. The Company’s tax years through 2002 are closed to further assessment by the Internal Revenue Service. FIN No. 48 requires that companies recognize the impact of the tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on classification, interest, penalties, accounting in interim periods and disclosure. The adoption of FIN No. 48 did not have a material effect on the Company’s financial condition or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 provides entities with a one-time opportunity, upon initial adoption of this statement, to elect the fair value option for existing eligible items. Upon such election, any differences between the carrying amount of the selected item and its fair value as of the effective date would be included in the cumulative-effect adjustment to beginning retained earnings and all subsequent changes in fair value for the instrument elected would be reported in earnings. By electing the fair value option, an entity can achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the statement is permitted upon satisfaction of certain conditions. The Company has not yet made a decision on whether to use the fair value option with respect to any of its eligible financial or nonfinancial instruments.
In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” Upon adoption of this SOP, companies must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”), which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Companies subject to the Guide are required to record all of their investments at fair value, with changes in value being reflected in earnings. For an entity that is subject to the Guide, SOP 07-1 also addresses whether a parent company of, or equity method investor in, such entity should utilize the specialized accounting standards of the Guide in its consolidated financial statements. The provisions of SOP 07-1 and FSP FIN 46(R)-7 are effective for fiscal years beginning on or after December 15, 2007, with earlier adoption permitted. In October 2007, the FASB voted and agreed to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1. The Company is in the process of determining the effect that SOP 07-1 and FSP FIN 46(R)-7 may have, if any, on its consolidated financial position or results of operations.
Note B — Investments
At September 30, 2007, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,624.6 million and an amortized cost of $3,668.8 million. At December 31, 2006, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,377.6 million and an amortized cost of $3,340.8 million.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Redemption of Junior Subordinated Deferrable Interest Debentures underlying the Company-Obligated Mandatorily Redeemable Capital Securities of Delphi Funding L.L.C.
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
Note D — Junior Subordinated Debentures
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used to repay all borrowings then outstanding under the Amended Credit Agreement and for other general corporate purposes.
On May 27, 2007, in connection with the issuance of the 2007 Junior Debentures, the Company entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness (which will initially be the 8.00% Senior Notes due 2033). Under the terms of the Replacement Capital Covenant, neither the Company or any of its subsidiaries will repay, redeem, defease or purchase the 2007 Junior Debentures before May 15, 2033, unless, subject to certain limitations, the Company has received qualifying proceeds from the sale of replacement capital securities, as defined.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note E — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(dollars in thousands)
Revenues:
Group employee benefit products	$358,426	$325,743	$1,070,159	$923,902
Asset accumulation products	19,944	26,315	74,523	73,718
Other(1)	10,342	9,291	31,024	26,773

	388,712	361,349	1,175,706	1,024,393
Net realized investment losses	(1,480)	(335)	(925)	(1,880)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	(2,192)	—

	$387,232	$361,014	$1,172,589	$1,022,513

Operating income (loss):
Group employee benefit products	$67,234	$57,820	$195,308	$164,907
Asset accumulation products	6,946	8,134	24,112	21,485
Other(1)	(7,625)	(7,241)	(20,931)	(14,914)

	66,555	58,713	198,489	171,478
Net realized investment losses	(1,480)	(335)	(925)	(1,880)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	(2,192)	—

	$65,075	$58,378	$195,372	$169,598

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note F — Comprehensive Income
Total comprehensive income is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, change in net periodic pension cost and the change in the loss on the cash flow hedge described in the 2006 Form 10-K. Total comprehensive income was $79.3 million and $98.6 million for the first nine months of 2007 and 2006, respectively, and $40.7 million and $87.1 million for the third quarters of 2007 and 2006, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G — Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised) (“123R”), “Share-Based Payment,” using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. The Company recognized stock-based compensation expense of $6.9 million and $7.2 million in the first nine months of 2007 and 2006, respectively, of which $2.3 million and $3.5 million was recognized in the third quarter of 2007 and 2006, respectively. The remaining unrecognized compensation expense related to unvested awards at September 30, 2007 was $17.9 million and the weighted average period of time over which this expense will be recognized is 3.3 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2007: expected volatility — 19.2%, expected dividends — 0.8%, expected lives of the options — 6.5 years and the risk free rate — 4.6%. The following weighted average assumptions were used for the first nine months of 2006: expected volatility — 24.4%, expected dividends — 0.9%, expected lives of the options — 6.5 years, and the risk free rate — 4.8%.
The expected volatility reflects the Company’s past monthly stock price volatility. The expected lives of options granted in the first nine months of 2007 and 2006 were calculated using the “simplified method” in accordance with Staff Accounting Bulletin 107. The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2007	3,552,668	$20.93
Granted	790,571	40.68
Exercised	(889,170)	16.86
Forfeited	(39,101)	32.63

Outstanding at September 30, 2007	3,414,968	26.43	5.6	$48,054

Exercisable at September 30, 2007	1,928,476	$18.96	3.1	$41,385
The weighted average grant date fair value of options granted during the first nine months of 2007 and 2006 was $11.45 and $8.07, respectively, and during the third quarter of 2007 was $10.94. The Company did not grant any options during the third quarter of 2006. The cash proceeds from stock options exercised were $8.2 million and $10.1 million for the first nine months of 2007 and 2006, respectively, and $1.1 million and $4.7 million for the third quarter of 2007 and 2006, respectively. During the third quarter of 2007, the Company received previously issued shares of Class B Common Stock having an aggregate value of $9.1 million in payment of the exercise price and tax withholdings in connection with a stock option exercise. The value of such shares is included in treasury stock. The total intrinsic value of options exercised during the first nine months of 2007 and 2006 was $22.2 million and $17.2 million, respectively.
At September 30, 2007, 3,515,750 performance contingent incentive options were outstanding with a weighted average exercise price of $24.18, a weighted average contractual term of 6.3 years and an intrinsic value of $57.1 million. 703,250 options with a weighted average exercise price of $27.87, a weighted average contractual term of 6.6 years and an intrinsic value of $8.8 million were exercisable at September 30, 2007.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note H — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$40,729	$36,168	$122,837	$104,824
Income (loss) from discontinued operations, net of income tax expense (benefit)	—	1	—	(2,932)

Net income	$40,729	$36,169	$122,837	$101,892

Denominator:
Weighted average common shares outstanding	50,596	49,652	50,405	49,531
Effect of dilutive securities	1,126	1,274	1,236	1,293

Weighted average common shares outstanding, assuming dilution	51,722	50,926	51,641	50,824

Basic results per share of common stock:
Income from continuing operations	$0.80	$0.73	$2.44	$2.12
Loss from discontinued operations, net of income tax benefit	—	—	—	(0.06)

Net income	$0.80	$0.73	$2.44	$2.06

Diluted results per share of common stock:
Income from continuing operations	$0.79	$0.71	$2.38	$2.06
Loss from discontinued operations, net of income tax benefit	—	—	—	(0.06)

Net income	$0.79	$0.71	$2.38	$2.00

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life, and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company cedes its exposure to a portion of its group employee benefit risks through indemnity reinsurance arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company is benefiting from the favorable market conditions which had in recent years prevailed for its excess workers’ compensation products. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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

Results of Operations
Nine Months Ended September 30, 2007 Compared to
Nine Months Ended September 30, 2006
Summary of Results. Net income was $122.8 million, or $2.38 per diluted share, in the first nine months of 2007 as compared to $101.9 million, or $2.00 per diluted share, in the first nine months of 2006. Net income in the first nine months of 2007 and 2006 included realized investment losses (net of the related income tax benefit) of $0.6 million, or $0.01 per diluted share, and $1.2 million, or $0.03 per diluted share, respectively. Net income in the first nine months of 2007 benefited from growth in income from the Company’s core group employee benefit products, increased investment spreads on the Company’s asset accumulation products and an increase in net investment income, and was adversely impacted by a loss on the redemption of junior subordinated deferrable interest debentures. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 15% in the first nine months of 2007. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 92.5% in the first nine months of 2007 from 93.1% in the first nine months of 2006. The 9% increase in net investment income in the first nine months of 2007 as compared to the first nine months of 2006 reflects a 13% increase in average invested assets. During the first nine months of 2007, the Company recognized a loss (net of the related income tax benefit) of $1.4 million, or $0.03 per diluted share, from the redemption of the 9.31% junior subordinated deferrable interest debentures underlying the 9.31% Capital Securities, Series A of Delphi Funding L.L.C.
Premium and Fee Income. Premium and fee income in the first nine months of 2007 was $972.5 million as compared to $838.4 million in the first nine months of 2006, an increase of 16%. Premiums from core group employee benefit products increased 15% to $916.3 million in the first nine months of 2007 from $798.2 million in the first nine months of 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers increased 9% to $209.2 million in the first nine months of 2007 from $191.3 million in the first nine months of 2006. This increase was primarily due to the continuing substantial level of demand for this product. Excess workers’ compensation premiums in the first nine months of 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $27.8 million in the first nine months of 2007, including $3.4 million from the Renewal Rights Agreement, compared to $53.4 million in the first nine months of 2006, including $25.8 million from such agreement. The retention of existing customers in the first nine months of 2007 remained strong.
Premiums from the Company’s other core group employee benefit products increased 17% to $707.0 million in the first nine months of 2007 from $606.9 million in the first nine months of 2006, primarily reflecting a 16% increase in premiums from the Company’s group disability products, new business production, improved retention of existing customers and a decrease in premiums ceded by the Company to reinsurers for these products. During the first nine months of 2007, premiums from the Company’s group disability products increased to $391.7 million from $338.1 million in the first nine months of 2006, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $38.0 million and $37.7 million during the first nine months of 2007 and 2006, respectively. New business production for the Company’s other core group employee benefit products increased 35% to $179.3 million in the first nine months of 2007 as compared to $133.0 million in the first nine months of 2006, reflecting growth in the Company’s integrated employee benefits program and its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers.
Non-core group employee benefit products include loss portfolio transfers, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $29.6 million in the first nine months of 2007 as compared to $17.0 million in the first nine months of 2006, primarily due to a higher level of premium from loss portfolio transfers, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $83.8 million in the first nine months of 2007 as compared to $171.1 million in the first nine months of 2006. This decrease in deposits was primarily due to the issuance of $100.0 million of fixed and floating rate funding agreements during the first quarter of 2006 under a new program of the Company under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the first nine months of 2007 was $203.2 million as compared to $186.0 million in the first nine months of 2006, an increase of 9%. The level of net investment income in the 2007 period reflects a 13% increase in average invested assets in the first nine months of 2007 from the first nine months of 2006. The tax equivalent weighted average annualized yield on invested assets was 6.3% and 6.4% for the first nine months of 2007 and 2006, respectively.
Net Realized Investment Losses. Net realized investment losses were $0.9 million in the first nine months of 2007 as compared to $1.9 million in the first nine months of 2006. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2007 and 2006, the Company recognized net gains of $1.6 million and $1.4 million, respectively, on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first nine months of 2007 and 2006, the Company recognized $2.5 million and $3.3 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.
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
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During the first nine months of 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the 9.31% junior subordinated deferrable interest debentures (“Junior Debentures”) underlying the 9.31% Capital Securities, Series A (“Capital Securities”) of Delphi Funding L.L.C. On March 27, 2007, Delphi Funding L.L.C. redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding L.L.C. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Capital Securities ceased to accrue.
Benefits and Expenses. Policyholder benefits and expenses were $977.2 million in the first nine months of 2007 as compared to $852.9 million in the first nine months of 2006, an increase of 15%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 92.5% in the first nine months of 2007 from 93.1% in the first nine months of 2006. Amortization of cost of business acquired was decelerated by $1.6 million during the first nine months of 2007, primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets during the third quarter of 2007. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% and 4.5% for the first nine months of 2007 and 2006, respectively.
Income Tax Expense. Income tax expense was $52.7 million in the first nine months of 2007 as compared to $45.9 million in the first nine months of 2006. The Company’s effective tax rate was 30.0% in the first nine months of 2007 and 30.4% in the first nine months of 2006.

Three Months Ended September 30, 2007 Compared to
Three Months Ended September 30, 2006
Summary of Results. Net income was $40.7 million, or $0.79 per diluted share, for the third quarter of 2007 as compared to $36.2 million, or $0.71 per diluted share, for the third quarter of 2006. Net income in the third quarter of 2007 and 2006 included realized investment losses (net of the related income tax benefit) of $1.0 million, or $0.02 per diluted share, and $0.2 million, or $0 per diluted share, respectively. Net income in the third quarter of 2007 benefited from the growth in income from the Company’s core group employee benefit products and was adversely impacted by a decrease in net investment income. Premiums from the Company’s core group employee benefit products increased 10% in the third quarter of 2007. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.9% in the third quarter of 2007 from 93.3% in the third quarter of 2006. The decreased level of net investment income reflects a lower tax equivalent weighted average annualized yield on invested assets of 5.7% compared to 6.6% for the third quarter of 2006.
Premium and Fee Income. Premium and fee income for the third quarter of 2007 was $325.9 million as compared to $295.2 million for the third quarter of 2006, an increase of 10%. Premiums from core group employee benefit products increased 10% to $306.6 million in the third quarter of 2007 from $279.8 million in the third quarter of 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers increased slightly to $68.1 million in the third quarter of 2007 from $67.7 million in the third quarter of 2006. SNCC has substantially maintained its pricing on its third quarter 2007 renewals and SIRs are on average up modestly in third quarter 2007 new and renewal policies. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $8.3 million in the third quarter of 2007 compared to $19.7 million in the third quarter of 2006, which included new business production of $6.3 million from the Renewal Rights Agreement. The retention of existing customers in the third quarter of 2007 remained strong.
Premiums from the Company’s other core group employee benefit products increased 12% to $238.4 million for the third quarter of 2007 from $212.1 million for the third quarter of 2006, primarily reflecting new business production, improved retention of existing customers, a decrease in premiums ceded by the Company to reinsurers for these products, and a 11% increase in premiums from the Company’s group disability products. During the third quarter of 2007, premiums from the Company’s group disability products increased to $132.6 million from $119.2 in the third quarter of 2006, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $12.5 million during the third quarter of 2007 compared to $16.6 million during the third quarter of 2006. New business production for the Company’s other core group employee benefit products increased 15% to $51.0 million in the third quarter of 2007 as compared to $44.4 million in the third quarter of 2006, reflecting growth in the Company’s integrated employee benefits program and its suite of voluntary group insurance products, which includes its group limited benefit health insurance product. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers.
Deposits from the Company’s asset accumulation products were $32.6 million for the third quarter of 2007 as compared to $26.3 million for the third quarter of 2006. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the third quarter of 2007 was $62.8 million as compared to $66.2 million in the third quarter of 2006. The level of net investment income in the 2007 period reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 5.7% for the third quarter of 2007 from 6.6% for the third quarter of 2006, primarily due to adverse performance in the Company’s trading account securities which resulted from the turbulent market environment in the third quarter of 2007. This decrease was partially offset by a 12% increase in average invested assets in such period.
Net Realized Investment Losses. Net realized investment losses were $1.5 million in the third quarter of 2007 as compared to net realized investment losses of $0.3 million in the third quarter of 2006. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2007 and 2006, the Company recognized $(0.9) million and $0.8 million, respectively, of net (losses) gains on sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the third quarters of 2007 and 2006, the Company recognized $0.6 million and $1.1 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity securities.

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
Benefits and Expenses. Policyholder benefits and expenses were $322.2 million in the third quarter of 2007 as compared to $302.6 million in the third quarter of 2006, an increase of 6.5%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products was 91.9% and 93.3% in the third quarter of 2007 and 2006, respectively. Amortization of cost of business acquired was decelerated by $3.5 million during the third quarter of 2007, primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effect of the first year bonus crediting rate on certain newly issued products, was 4.3% and 4.5% in the third quarter of 2007 and 2006, respectively.
Income Tax Expense. Income tax expense was $17.3 million in the third quarter of 2007 as compared to $15.6 million in the third quarter of 2006. The Company’s effective tax rate was 29.8% in the third quarter of 2007 and 30.2% in the third quarter of 2006.
Liquidity and Capital Resources
General. The Company had approximately $113.7 million of financial resources available at the holding company level at September 30, 2007, which were primarily comprised of investments in the common stock of its investment subsidiaries, investments in limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividends payments totaling $83.7 million during 2007, of which $3.6 million has been paid during the first nine months of 2007. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company. In addition, the Company is categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file shelf registration statements for unspecified amounts of various types of securities that become effective automatically upon filing, allowing for immediate, on-demand offerings.
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
On May 23, 2007, the Company completed the issuance of $175.0 million of fixed-to-floating rate junior subordinated debentures (“2007 Junior Debentures”) in a public offering pursuant to an effective registration statement. See Note D to the Consolidated Financial Statements. The proceeds from this issuance were primarily used to repay the outstanding borrowings under the Amended Credit Agreement and for other general corporate purposes. The Company had $4.0 million outstanding under its Amended Credit Agreement as of September 30, 2007. On November 8, 2007, the Company and its bank lender group supplemented the Amended Credit Agreement, pursuant to its terms, to increase the maximum borrowings available under the facility to $350 million and to add two additional bank lenders.

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
On November 7, 2007, the Company’s Board of Directors declared a cash dividend of $0.09 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on December 5, 2007.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Share Repurchase Program. During the third quarter of 2007, under the share repurchase program then in effect, the Company repurchased 45,500 shares of its Class A Common Stock for a total cost of $1.8 million with a volume weighted average price of $39.57 per share. On November 7, 2007, the Company’s Board of Directors authorized a new program under which up to 1,500,000 shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. Share repurchases are effected by the Company in the open market or in privately negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Executions of share repurchases by the Company are based on, among other things, management’s assessment of market conditions for its common stock and other potential uses of capital.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4.7 billion at September 30, 2007, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships, equity securities, trading account securities, investments in limited liability companies and short-term investments. During the first nine months of 2007, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $82.3 million from year-end 2006, before related changes in the cost of business acquired of $13.2 million and the income tax provision of $24.2 million. During the first nine months of 2007, the Company recognized pre-tax net investment losses of $0.9 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by Standard & Poor’s Corporation was “AA” at September 30, 2007. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” Part I, Item 1A of the 2006 Form 10-K, “Risk Factors” for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of current market conditions. Effective October 1, 2007, the Company entered into a reinsurance agreement under which it cedes 75% (compared to 60% previously) of its excess workers’ compensation risks between $100.0 million and $150.0 million, per occurrence. Effective July 1, 2007, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 100% previously) of its excess workers’ compensation risks between $5.0 million and $10.0 million, per occurrence. Effective January 1, 2007, the Company cedes through indemnity reinsurance risks in excess of $200,000 (compared to $150,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies. Increases or reductions in the levels of the Company’s reinsurance coverages will increase or decrease, respectively, the reinsurance premiums paid by the Company under these arrangements and thus correspondingly decrease or increase the Company’s premium income. Reductions or increases in such reinsurance levels will also increase or decrease, respectively, the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $280.1 million and $251.9 million in the first nine months of 2007 and 2006, respectively. Net investing activities used $265.8 million of cash during the first nine months of 2007 primarily for the purchase of securities. Financing activities used $16.8 million of cash principally for the repayment of outstanding borrowings under the Amended Credit Agreement and the redemption of the Junior Debentures held by Delphi Funding L.L.C., partially offset by proceeds from the issuance of the 2007 Junior Debentures. In the first nine months of 2006, net investing activities used $337.8 million, primarily for the purchase of securities and financing activities provided $102.8 million, principally due to the issuance of funding agreements and an increase in borrowings under the Company’s revolving credit facility, partially offset by repurchases of the Company’s Class A Common Stock having a total cost of $16.6 million. During the third quarter of 2007, the Company received previously issued shares of Class B Common Stock having a fair value of $9.1 million in lieu of cash consideration for a stock option exercise. The value of the shares received in this transaction has been included in treasury stock.
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
Issuer Purchases of Registered Equity Securities.
The following table shows the purchases of registered equity securities under the Company’s existing repurchase program during the three months ended September 30, 2007:

Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part	Shares that
	Total		of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans	the Plans
	Purchased	per Share	or Programs(1)	or Programs(2)
July 1 – 31, 2007	—	—	—	—
August 1 – 31, 2007	45,500	$39.57	45,500	888,176
September 1 – 30, 2007	—	—	—	—

Total	45,500	$39.57	45,500	888,176

(1)	As of September 30, 2007, the Company had purchased 4,591,452 shares, at a total cost of $84.5 million in the open market. In addition, during 2004, the Company received 19,764 shares of the Company’s Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, which increased the total number of shares of treasury stock outstanding to 4,611,216, as of September 30, 2007.

(2)	On August 31, 1998, the Company’s Board of Directors authorized the purchase of 2,387,718 outstanding shares of the Company’s Class A Common Stock from time to time on the open market. In August 1999 and February 2001, the Board of Directors increased the number of outstanding shares authorized for repurchase under this program by 2,295,000 and 796,910, respectively. This former share repurchase program was replaced by the new share repurchase program authorized by the Company’s Board of Directors on November 7, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report for a discussion of this new program.

Item 6. Exhibits

10.1	Restricted Share Unit Amendment and Consolidation Agreement for Robert M. Smith, Jr.

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note H to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Date: November 9, 2007