Form 10-K
period 2007-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2008-02-28
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-11462
DELPHI FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	(302) 478-5142	13-3427277

(State or other jurisdiction of	(Registrant’s telephone number,	(I.R.S. Employer Identification
incorporation or organization)	including area code)	Number)

1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware	19899

(Address of principal executive offices)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

8.00% Senior Notes due May 15, 2033	New York Stock Exchange

7.376% Fixed-to-Floating Rate Junior Subordinated Debentures due May 1, 2067	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $1,834,760,161.
As of February 15, 2008, the Registrant had 42,542,579 shares of Class A Common Stock and 5,706,967 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DELPHI FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. These statements are subject to various uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
PART I
Item 1. Business
Delphi Financial Group, Inc. (the “Company” or “Delphi,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) is a holding company whose subsidiaries provide integrated employee benefit services. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess and primary workers’ compensation, group life, travel accident and dental. The Company’s asset accumulation business emphasizes individual fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Canada. The Company’s two reportable segments are group employee benefit products and asset accumulation products. See Notes A and Q to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company’s segments.
The Company makes available free of charge on its website at www.delphifin.com/financial/secfilings.html its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably possible after such material has been filed with or furnished to the Securities and Exchange Commission. Additional copies of the Company’s annual reports on Form 10-K may be obtained without charge by submitting a written request to the Investor Relations Department, Delphi Financial Group, Inc., 1105 North Market Street, Suite 1230, Wilmington, Delaware 19899.
Operating Strategy
The Company’s operating strategy is to offer financial products and services which have the potential for significant growth, which require specialized expertise to meet the individual needs of its customers and which provide the Company the opportunity to achieve superior operating earnings growth and returns on capital.
The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers, where data from the Bureau of Labor Statistics indicate the vast majority of the employment growth in the American economy has occurred in recent years. The Company also markets its group employee benefit products and services to large employers, emphasizing unique programs that integrate both employee benefit insurance coverages and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement as well as the issuance of funding agreements in connection with the offering of funding agreement-backed notes to institutional investors.
The Company’s primary operating subsidiaries are as follows:
Reliance Standard Life Insurance Company (“RSLIC”), founded in 1907 and having administrative offices headquartered in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company (“FRSLIC”), underwrite a diverse portfolio of group life, disability, travel accident and dental insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2008 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. The Company, through Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), acquired RSLIC and FRSLIC in 1987.

Safety National Casualty Corporation (“SNCC”) focuses primarily on providing excess workers’ compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers’ compensation insurance in the United States. The financial strength rating of SNCC as of February 2008 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. (“SIG”), acquired SNCC in 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers’ compensation products to the self-insured market.
Matrix Absence Management, Inc. (“Matrix”), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in 1998.
Group Employee Benefit Products
The Company is a leading provider of group life, disability and excess workers’ compensation insurance products to small and mid-sized employers, with more than 30,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment and group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its group employee benefit products to large employers. In 2003, the Company introduced a suite of voluntary group life, disability and accidental death and dismemberment insurance products that are purchased by employees on an elective basis at their worksite. This suite of voluntary benefits allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area; however, no assurance can be given that such efforts will be successful.
The Company’s group employee benefit products are sold to employers and groups primarily through independent brokers and agents. The Company’s products are marketed to brokers and agents by 163 sales representatives and managers. RSLIC had 129 group sales representatives and managers located in 31 sales offices nationwide at December 31, 2007, up from 125 sales representatives and managers located in 26 sales offices nationwide at the end of 2006. In addition, RSLIC had 20 sales representatives and managers devoted to its limited benefit health insurance product at December 31, 2007. At December 31, 2007, SNCC had 13 sales representatives and managers. The Company’s four administrative offices and 31 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company’s group employee benefit products:

	Year Ended December 31,
	2007		2006		2005
	(dollars in thousands)
Insurance premiums:
Core Products:
Disability income	$527,500	43.0%	$458,130	42.4%	$392,959	42.0%
Life	364,771	29.7	316,360	29.2	281,915	30.1
Excess workers’ compensation	276,252	22.5	260,031	24.0	220,312	23.5
Travel accident, dental and other	59,411	4.8	47,150	4.4	41,058	4.4

	$1,227,934	100.0%	$1,081,671	100.0%	$936,244	100.0%

Non-Core Products:
Loss portfolio transfers	14,697		20,911		10,377
Other	24,961		21,544		14,541

	39,658		42,455		24,918

Total insurance premiums	$1,267,592		$1,124,126		$961,162

Sales (new annualized gross premiums):
Core Products:
Disability income	$131,818	45.0%	$114,622	40.9%	$103,515	42.4%
Life	87,210	29.8	88,578	31.6	72,814	29.8
Excess workers’ compensation	30,092	10.3	57,217	20.4	46,044	18.9
Travel accident, dental and other	43,662	14.9	19,699	7.1	21,728	8.9

	$292,782	100.0%	$280,116	100.0%	$244,101	100.0%

Non-Core Products:
Loss portfolio transfers	3,800		19,758		10,377
Other	14,887		11,561		9,448

	18,687		31,319		19,825

Total sales	$311,469		$311,435		$263,926

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer assumes a specified portion of the Company’s losses and loss adjustment expenses in exchange for a specified portion of policy premiums. See “Reinsurance”. Accordingly, the profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.
The table below shows the loss and expense ratios as a percent of premium income for the Company’s group employee benefit products for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Loss ratio	70.3%	70.6%	70.1%
Expense ratio	22.1	22.6	24.0

Combined ratio	92.4%	93.2%	94.1%

The loss and expense ratios are affected by, among other things, claims development related to insurance policies written in prior years and the results with respect to the Company’s non-core group employee benefit products. Such ratios can also be affected by changes in the Company’s mix of products, such as the level of premium from loss portfolio transfers (“LPTs”), from year to year. LPTs, which are classified as a non-core product due to the episodic nature of sales, carry a higher loss ratio and a significantly lower expense ratio as compared to the Company’s other group employee benefit products.

Group disability insurance products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified term, typically to the insured’s normal retirement age, to a member of the insured group who, because of a medical condition or injury, is unable to work. The Company’s group long-term disability coverages are spread across many industries. Typically, long-term disability benefits are paid monthly and are limited for any one insured to two-thirds of the insured’s earned income up to a specified maximum benefit. Long-term disability benefits are usually offset by income the claimant receives from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants in an effort to assist them in returning to work as quickly as possible. When claimants’ disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for disability insurance and are based upon expected morbidity and mortality and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, Custom Disability Solutions (“CDS”). In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market, while also continuing to service existing clients from an indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. Effective October 1, 2003 for new policies and, for policies that were in effect on such date, the earlier of the next policy anniversary date or October 1, 2004, the Company cedes through indemnity reinsurance risks in excess of $7,500 (compared to $2,500 previously) in long-term disability benefits per individual per month. See “Reinsurance” and “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for group life insurance policies and are based upon expected mortality and morbidity and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. Accidental death and dismemberment insurance, which provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group, is frequently sold in conjunction with group life insurance policies and is included in premiums charged for group life insurance. The Company cedes through indemnity reinsurance risks in excess of $100,000 per individual for voluntary group term life insurance policies. Effective January 1, 2007, the Company ceded through indemnity reinsurance risks in excess of $200,000 (compared to $150,000 previously) per individual and type of coverage for employer-paid group life insurance policies. Effective January 1, 2008, the Company cedes through indemnity reinsurance risks in excess of $300,000 per individual and type of coverage for new and existing employer-paid group life insurance policies. See “Reinsurance”.
Excess workers’ compensation insurance products provide coverage against workers’ compensation risks to employers and groups who self-insure such risks. The coverage applies to losses in excess of the applicable self-insured retentions (“SIRs” or deductibles) of employers and groups, whose workers’ compensation claims are generally handled by third-party administrators (“TPAs”). These products are principally targeted to mid-sized companies and other employers, particularly small municipalities, hospitals and schools. These employers are believed to be less prone to catastrophic workers’ compensation exposures and less price sensitive than larger account business. Because claim payments under the Company’s excess workers’ compensation products do not begin until the self-insured’s total loss payments exceed the SIR, the period from when the claim is incurred to the time the Company’s claim payments begin is 15 years on average. At that point, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be relatively more stable and predictable in nature than at the inception of the workers’ compensation claim. This family of products also includes large deductible workers’ compensation insurance, which provides coverage similar to excess workers’ compensation insurance, and a complementary product, workers’ compensation self-insurance bonds.

The pricing environment and demand for excess workers’ compensation insurance improved substantially after 2000 due to high primary workers’ compensation rates and disruption in the excess workers’ compensation marketplace resulting from difficulties experienced by some competitors, particularly during 2000. These trends accelerated during the second half of 2001 as sharply higher primary workers’ compensation rates and rising reinsurance costs due to the September 11th terrorist attacks increased the demand for alternatives to primary workers’ compensation. As a result, the demand for excess workers’ compensation insurance products and the rates for such products continued to increase significantly through 2004. The cumulative effect of these rate increases during 2002 through 2004 was an increase of 57%. SNCC was able to maintain its pricing in its renewals of insurance coverage from 2005 through 2006 and also obtained significant improvements in contract terms in new and renewal policies written in those years, in particular higher SIR levels. On average, SIRs increased 8% in 2005 and 6% in 2006, with further modest increases in 2007. For the 2008 renewals, rates declined slightly and SIR levels on average are up modestly in new and renewal policies in those periods. New business production, which represents the amount of new annualized premium sold, for excess workers’ compensation products was $46.0 million in 2005, $57.2 million in 2006 and $30.1 million in 2007 and the retention of existing customers remains strong. New business production for 2005, 2006 and 2007 included $6.9 million, $25.8 million and $3.4 million, respectively, from a renewal rights agreement into which SNCC entered in July 2005 (the “Renewal Rights Agreement”). Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers’ compensation policies of a former competitor. Excess workers’ compensation new business production for the important January renewal season was $3.9 million in 2008 as compared to $11.2 million in 2007, which included $2.9 million related to policies written in Canada under the Renewal Rights Agreement.
The Company from time to time replaces or modifies its existing reinsurance arrangements for its excess workers’ compensation insurance products based on reinsurance market conditions then existing. The Company presently cedes through indemnity reinsurance excess workers’ compensation risks in excess of $5.0 million per occurrence. Effective July 1, 2007, the Company entered into a reinsurance agreement under which it cedes 50% on a quota share basis (compared to 100% previously) of its excess workers’ compensation risks between $5.0 million and $10.0 million per occurrence. The Company presently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, and 85% on a quota share basis of its workers’ compensation risks between $50.0 million and $100.0 million per occurrence. Effective October 1, 2007, the Company entered into a reinsurance agreement under which it cedes 75% (compared to 60% previously) on a quota share basis of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence. See “Reinsurance” and “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As a result of the September 11th terrorist attacks, a number of the Company’s reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) was enacted. The Terrorism Act established a program under which the federal government will share with the insurance industry the risk of loss from covered acts of international terrorism. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act of 2005 extending, with certain modifications, the Terrorism Act for an additional two-year term through December 31, 2007. In December 2007, Congress modified the program to include domestic terrorism and extended it again through December 31, 2014 pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007. The Terrorism Act applies to lines of property and casualty insurance directly written by SNCC (as opposed to business assumed by SNCC through reinsurance), including excess workers’ compensation. SNCC’s surety line of business is not covered under the Terrorism Act. The federal government would pay 85% of each covered loss in 2008 and the insurer would pay the remaining 15%, respectively. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is based on a percentage of the insurer’s direct earned premiums from the previous calendar year. Such percentage will be 20% in 2008. The maximum after-tax loss to the Company for 2008 within the Terrorism Act deductible from property and casualty products is approximately 3.3% of the Company’s shareholders’ equity as of December 31, 2007. Any payments made by the federal government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company’s life insurance subsidiaries.
Business travel accident and voluntary accidental death and dismemberment group insurance policies pay a stated amount based on a predetermined schedule in the event of the accidental death or dismemberment of a member of the insured group. The Company cedes through indemnity reinsurance risks in excess of $150,000 per individual and type of coverage. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year. Under a reinsurance arrangement, the Company ceded 50% of its risk under dental policies with effective dates prior to 2003, ceded 100% of its risk under dental policies with effective dates in 2003 through June 30, 2004 and cedes 75% of its risk under dental policies with effective dates after June 30, 2004. See “Reinsurance”.

The Company’s suite of voluntary group life, disability and accidental death and dismemberment insurance products are sold to employees on an elective basis at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company’s suite of voluntary products allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. Because these products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these products complement the Company’s core group employee benefit products and represent a significant growth opportunity.
Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time premium payment to the Company, assumes responsibility for making ongoing payments with respect to an existing block of disability or self-insured workers’ compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company’s disability and excess workers’ compensation products. Non-core group employee benefit products also include primary workers’ compensation insurance products, for which the Company primarily receives fee income since a significant portion of the risks relating to these products is ceded by the Company to third parties through indemnity reinsurance. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $9.0 million, $8.0 million and $6.5 million in 2007, 2006 and 2005, respectively. In addition, non-core group employee benefit products include bail bond insurance and workers’ compensation assumed reinsurance. See “Reinsurance”.
Asset Accumulation Products
The Company’s asset accumulation products consist mainly of fixed annuities, primarily single premium deferred annuities (“SPDAs”) and flexible premium annuities (“FPAs”). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead accumulates and is added to the annuity contract’s value. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 1.5% to 5.5% per annum. For most of the Company’s fixed annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company’s fixed annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years, such periods ranging from three to seven years. At December 31, 2007, the weighted average crediting rate on the Company’s fixed annuity products as a group was 4.21%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but withdrawals during the applicable surrender charge period in a single year that exceed 10% of the annuity value will result in the assessment of surrender charges, and withdrawals may also result in taxes and/or tax penalties to the holder on the withdrawn amount. In addition, for annuity products containing a market value adjustment (“MVA”) provision, the accumulated value of the annuity may be increased or decreased under such provision if it is surrendered during the market value adjustment period. Under this provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate.
These fixed annuity products are sold predominantly to individuals through networks of independent agents. In 2007, the Company’s SPDA products accounted for $81.2 million of asset accumulation product deposits, of which $74.1 million was attributable to the MVA annuity product, and $22.0 million was attributable to FPA products, of which $21.8 million had an MVA feature. Two networks of independent agents accounted for approximately 25% of the deposits from these SPDA and FPA products during 2007, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.

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
During the fourth quarter of 2007, the Company introduced an indexed SPDA that permits the annuity holder to elect that interest be credited to the contract in a manner that is either linked to any positive performance of the Standard & Poor’s 500 Index (the “S&P 500 Index”), credited on a fixed interest rate basis, or a mix of both. The annuity holder may change this election on an annual basis. For the interest component that is linked to the S&P 500 Index, credited interest is based, at the annuity holder’s election, either on a percentage, referred to as the participation rate, of the annual index return or on the amount of such return that is not in excess of the specified maximum rate, referred to as the cap. The annual index return is based, also at the annuity holder’s election, either on the average monthly return for the year or on an annual point-to-point calculation. The annuity holder may change the elections as between the participation rate and capped interest crediting methods, and as between the average monthly return and annual point-to-point calculation methods, on an annual basis. The Company may change the levels of the participation rate and the cap on an annual basis, subject to contractually specified minimums. In the case of interest credited on a fixed rate basis, the crediting rate may be reset by the Company annually. A minimum guaranteed accumulation is also provided which applies at maturity or earlier termination of the annuity contract. The guaranteed accumulation amount presently ranges from 1.5% to 2.0% per annum. The Company plans to purchase S&P 500 Index call options or other similar derivative securities that are believed to be correlated to the annuity holders’ interest crediting elections in order to fund its obligations based on such elections.
The following table sets forth for the periods indicated selected financial data concerning the Company’s asset accumulation products:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Asset accumulation product deposits (sales):
Fixed annuities	$107,145	$90,741	$95,021
Funding agreements	—	100,000	—

Funds under management (at period end)	1,053,221	1,089,051	1,008,787
At December 31, 2007, funds under management consisted of $795.6 million of SPDA liabilities, $156.4 million of FPA liabilities and $101.2 million of funding agreements. Of the SPDA and FPA liabilities, $626.2 million were subject to surrender charges averaging 6.36% at December 31, 2007, with the balance of these liabilities not subject to surrender charges having been in force, on average, for 22 years. The Company’s funding agreements cannot be redeemed prior to maturity.
The Company prices its fixed annuity products based on assumptions concerning prevailing and expected interest rates and other factors that it believes will permit it to achieve a positive spread between its expected return on investments and the crediting rate. The Company attempts to achieve this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the adjustment of the crediting rate on its fixed annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its fixed annuity products.
In light of the annuity holder’s ability to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company’s payment obligations under its SPDAs and FPAs. Consequently, the Company maintains a portfolio of investments which are readily marketable and expected to be sufficient to satisfy liquidity requirements. See “Investments”.

Other Products and Services
The Company provides integrated disability and absence management services on a nationwide basis through Matrix, which was acquired in 1998. The Company’s comprehensive disability and absence management services are designed to assist clients in identifying and minimizing lost productivity and benefit payment costs resulting from employee absence due to illness, injury or personal leave. The Company offers services including event reporting, leave of absence management, claims and case management and return to work management. These services’ goal is to enhance employee productivity and provide more efficient benefit delivery and enhanced cost containment. The Company provides these services on an unbundled basis or in a unique Integrated Employee Benefit program that combines these services with various group employee benefit insurance coverages. The Company believes that these integrated disability and absence management services complement the Company’s core group employee benefit products, enhancing the Company’s ability to market these core products and providing the Company with a competitive advantage in the market for these products.
In 1991, the Company introduced a variable flexible premium universal life insurance policy under which the related assets are segregated in a separate account not subject to claims of general creditors of the Company. Policyholders may elect to deposit amounts in the account from time to time, subject to underwriting limits and a minimum initial deposit of $1.0 million. Both the cash values and death benefits of these policies fluctuate according to the investment experience of the assets in the separate account; accordingly, the investment risk with respect to these assets is borne by the policyholders. The Company earns fee income from the separate account in the form of charges for management and other administrative fees. The Company is not presently actively marketing this product. The Company reinsures risks in excess of $200,000 per individual under indemnity reinsurance arrangements with various reinsurance companies. See “Reinsurance”.
Underwriting Procedures
Premiums charged on insurance products are based in part on assumptions about the incidence, severity and timing of insurance claims. The Company has adopted and follows detailed underwriting procedures designed to assess and qualify insurance risks before issuing its policies. To implement these procedures, the Company employs a professional underwriting staff.
In underwriting group coverage, the Company focuses on the overall risk characteristics of the group to be insured and the geographic concentration of its new and renewal business. A prospective group client is evaluated with particular attention paid to the claims experience of the group with prior carriers, if any, the occupations of the insureds, the nature of the business of the client, the current economic outlook of the client in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company’s products generally afford it the flexibility to seek, on an annual basis, following any initial premium rate guarantee period, to adjust premiums charged to its policyholders in order to reflect emerging mortality or morbidity experience.
Investments
The Company’s management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company’s other products for which reserves are discounted, the discount rate used to calculate the related reserves. The Company’s overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates.
For information regarding the composition and diversification of the Company’s investment portfolio and asset/liability management, see “Liquidity and Capital Resources” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A, B and G to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company’s pretax investment results:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Average invested assets (1)	$4,555,225	$4,038,658	$3,621,608
Net investment income (2)	270,547	255,871	223,569
Tax equivalent weighted average annual yield (3)	6.2%	6.6%	6.4%

(1)	Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income.

(2)	Consists principally of interest and dividend income less investment expenses.

(3)	The tax equivalent weighted average annual yield on the Company’s investment portfolio for each period is computed by dividing net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income, by average invested assets for the period. See “Results of Operations” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reinsurance
The Company participates in various reinsurance arrangements both in ceding insurance risks to third parties and in assuming insurance risks from third parties. Arrangements in which the Company is the ceding insurer afford various levels of protection against loss by assisting the Company in diversifying its risks and by limiting its maximum loss on risks that exceed retention limits. Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims whether or not the assuming company meets its obligations to the Company. In an effort to manage this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies’ financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company’s reinsurance agreements require the reinsurer to set up security arrangements for the Company’s benefit in the event of certain ratings downgrades. See “Group Employee Benefit Products”.
The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which management believes are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company’s retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See “Group Employee Benefit Products” and Note O to the Consolidated Financial Statements. As a result of the terrorist attacks on the World Trade Center, a number of the Company’s reinsurers have excluded coverage for losses resulting from terrorism. See “The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance” in Item 1A — Risk Factors. The Company assumes certain workers’ compensation risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of nuclear, biological, chemical and radiological terrorism is excluded from these reinsurance treaties. The loss amounts at which the Company’s payment obligations attach under these arrangements range from $250,000 to $1.1 billion, with an average attachment point of $32.8 million. Aggregate exposures assumed under individual workers’ compensation reinsurance treaties generally range from $250,000 to $5 million, with the average net exposure pursuant to any such treaty equal to $2.3 million. The Company underwrites workers’ compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers’ compensation products.
During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. All of the remaining reinsurance contracts expired prior to the end of the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See “Other Transactions” and Note R to the Consolidated Financial Statements.

In the fourth quarter of 2004, the Company entered into an indemnity reinsurance arrangement under which it assumed certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, the Company was responsible for underwriting and claims management with respect to the reinsured business. The Company provided coverage primarily on a quota share basis up to a maximum Company share of $7,500 in benefits per individual per month. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, CDS. In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market while also continuing to service existing clients from the indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. Premium income and fees from the Company’s turnkey disability business and the arrangement was $53.6 million, $54.3 million and $37.9 million in 2007, 2006 and 2005, respectively, and incurred losses were $36.0 million, $41.6 million and $32.3 million in 2007, 2006 and 2005, respectively.
The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. Premiums from all reinsurance facilities were $2,000, $(90,000) and $0.3 million in 2007, 2006 and 2005, respectively, and incurred losses from these facilities were $8.1 million, $4.4 million and $3.8 million in 2007, 2006 and 2005, respectively.
Life, Annuity, Disability and Accident Reserves
The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the anticipated experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company’s ultimate liability for future policy benefits and unpaid claims and claim expenses could deviate from the amounts of the reserves currently reflected in the Consolidated Financial Statements, and such deviation could be significant. Under United States generally accepted accounting principles (“GAAP”), the Company’s policy and claim reserves are permitted to be discounted to reflect the time value of money, since the payments to which such reserves relate will be made in future periods. Such reserve discounting, which is common industry practice, is based on interest rate assumptions reflecting projected portfolio yield rates for the assets supporting the liabilities. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding assumptions made by the Company in connection with the establishment of its insurance reserves. The assets selected to support the Company’s insurance liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Differences between actual and expected claims experience are reflected currently in earnings for each period.
The life, annuity, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on GAAP and differ from those reported by the Company for statutory financial statement purposes. These differences arise primarily from the use of different mortality and morbidity tables and interest assumptions.

Property and Casualty Insurance Reserves
The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its excess workers’ compensation insurance and other casualty and property insurance products. Reserves for claim expenses represent the estimated costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data in the case of reported claims, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company’s ultimate liability could deviate from the amounts of the reserves currently reflected in the Consolidated Financial Statements, and such deviation could be significant.
Reserving practices under GAAP allow discounting of claim reserves related to excess workers’ compensation losses to reflect the time value of money. Reserve discounting for these types of claims is common industry practice, and the discount factors used are less than the annual tax-equivalent investment yield earned by the Company on its invested assets. The discount factors utilized by the Company are based on the expected duration and payment pattern of the claims at the time the claims are settled and the risk free rate of return for U.S. government securities with a comparable duration. The Company does not discount its reserves for claim expenses.
The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance, beginning of period	$752,375	$643,465	$541,682

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	155,052	136,134	141,785
Prior years	37,443	70,060	56,698

Incurred claims and claim expenses, net of reinsurance, during the current year	192,495	206,194	198,483

Deduct claims and claim expense payments, net of reinsurance, occurring during:
Current year	2,950	4,524	14,853
Prior years	90,964	92,760	81,847

Total paid	93,914	97,284	96,700

Unpaid claims and claim expenses, net of reinsurance, end of period	850,956	752,375	643,465
Reinsurance receivables, end of period	113,018	105,287	103,014

Unpaid claims and claim expenses, gross of reinsurance, end of period (1)	$963,974	$857,662	$746,479

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions” and Note R to the Consolidated Financial Statements.
Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the discount amounts previously established with respect to the claims reserves relating to the Company’s excess workers’ compensation line of business. During 2007, 2006 and 2005, $25.2 million, $29.4 million and $21.1 million, respectively, of such discount was accreted. Accordingly, of the Company’s provisions for prior years’ claims and claim expenses incurred, net of reinsurance, in 2007, 2006 and 2005, $12.2 million, $40.7 million and $35.6 million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. In each of such years, the additional provisions arose primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods. In 2007, such adverse loss experience, related to policies written during the 2000 to 2002 years. In 2006, such experience related to policies written during the 1997 to 2003 years. In 2005, such experience related to policies written during the 1997 to 2001 years. These additional provisions did not result from specific changes in the Company’s key assumptions used to estimate the reserves since the preceding period end. Rather, in each year, they resulted from the Company’s application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See “Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The effects of the amortization and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2007, 2006 and 2005, $25.2 million, $29.4 million and $21.1 million, respectively, of previous years’ discount was amortized, and $92.4 million, $84.8 million and $77.5 million, respectively, of new discount was accrued.
The loss development table below illustrates the development of reserves and is net of reinsurance.

	December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
Reserve for unpaid claims and claim expenses, net of reinsurance	$541,280	$422,159	$434,512	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764
Cumulative amount of liability paid:
One year later	98,365	40,815	40,660	(29,990)	61,954	57,235	64,170	81,847	92,760	90,963
Two years later	127,481	74,571	4,020	26,398	112,639	118,685	134,981	149,983	175,852
Three years later	156,119	33,429	54,846	71,938	169,890	187,303	198,133	220,440
Four years later	111,253	78,981	94,899	123,330	231,870	247,487	266,834
Five years later	150,772	114,295	139,949	178,852	283,783	311,350
Six years later	182,281	154,101	187,952	221,817	341,035
Seven years later	217,649	196,599	223,920	270,792
Eight years later	256,444	230,025	266,415
Nine years later	285,715	269,892
Ten years later	323,295
Liability reestimated as of:
One year later	523,430	410,875	424,187	442,624	636,123	678,535	766,886	908,162	1,072,990	1,198,719
Two years later	511,602	404,559	420,419	442,807	634,576	714,303	838,458	1,007,198	1,122,567
Three years later	503,906	401,475	417,868	446,948	678,009	790,941	939,254	1,057,913
Four years later	500,514	396,403	423,425	502,140	754,717	881,073	991,103
Five years later	492,280	399,311	466,975	568,993	832,968	933,259
Six years later	493,586	437,913	522,592	636,007	878,948
Seven years later	531,603	488,849	582,364	670,762
Eight years later	580,714	546,607	611,869
Nine years later	636,451	576,623
Ten years later	662,493
Cumulative deficiency(1)	$(121,213)	$(154,464)	$(177,357)	$(226,701)	$(240,759)	$(252,424)	$(246,343)	$(204,398)	$(110,868)	$(22,740)

(1)	Full years 2000 through 2007 include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions” and Note R to the Consolidated Financial Statements.
The “Reserve for unpaid claims and claim expenses, net of reinsurance” line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The “Cumulative amount of liability paid” lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The “Liability reestimated” lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate may be either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See “Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Cumulative deficiency” line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2007.

The table below is gross of reinsurance and illustrates the effects of the discount to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

	December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
						(dollars in thousands)
Reserve for unpaid claims and claim expenses before discount:
Net of reinsurance	$541,280	$422,159	$434,512	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764
Add reinsurance recoverable	23,454	164,825	179,180	206,704	92,828	95,709	93,030	104,266	103,014	105,287	113,018
Deduct discount for time value of money	176,683	180,770	192,220	203,710	224,241	241,688	265,100	311,833	368,234	423,604	490,808

Unpaid claims and claim expenses as reported on balance sheets	388,051	406,214	421,472	447,055	506,776	534,856	572,690	645,948	746,479	857,662	963,974

Reestimated unpaid claims and claim expenses, gross of reinsurance, net of discount, as of December 31, 2007	624,753	661,213	713,745	793,029	867,882	885,122	881,316	888,928	899,322	912,538

Discounted cumulative deficiency, gross of reinsurance	(236,702)	(254,999)	(292,273)	(345,974)	(361,106)	(350,266)	(308,626)	(242,980)	(152,843)	(54,876)

Add accretion of discount and change in reinsurance recoverable	115,489	100,535	114,916	119,273	120,347	97,842	62,283	38,582	41,975	32,136

Cumulative deficiency, before discount, net of reinsurance (1)	$(121,213)	$(154,464)	$(177,357)	$(226,701)	$(240,759)	$(252,424)	$(246,343)	$(204,398)	$(110,868)	$(22,740)

(1)	Full years 2000 through 2007 include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions” and Note R to the Consolidated Financial Statements.
The excess workers’ compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $221.7 million less than those reported by the Company for statutory financial statement purposes at December 31, 2007. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.
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

Regulation
The Company’s insurance subsidiaries are regulated by state insurance authorities in the states in which they are domiciled and the states in which they conduct business. These regulations, among other things, limit the amount of dividends and other payments that can be made by the Company’s insurance subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments these subsidiaries may have. These regulations also affect many other aspects of the Company’s insurance subsidiaries’ business, including, for example, risk-based capital (“RBC”) requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products, claims-handling practices and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The Company’s insurance subsidiaries are required under these regulations to file detailed annual financial reports with the supervisory agencies in the various states in which they do business, and their business and accounts are subject to examination at any time by these agencies. To date, no examinations have produced any significant adverse findings or adjustments. The ability of the Company’s insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states.
In April 2004, the New York State Attorney General (“NYAG”) initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm, Marsh & McLennan, based on certain of such firm’s compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG’s office, the North Carolina Department of Insurance and the Ohio Department of Insurance in connection with their investigations. Additional regulatory inquiries may be received by its insurance subsidiaries as the various investigations continue. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.
Based on an internal review in 2004 relating to the Company’s insurance subsidiaries, the Company had identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company was able to specifically identify in this regard were limited in number and involved modest amounts of premium. The Company reported on these issues to the NYAG’s office and to the Missouri Department of Insurance in 2004. In 2005, SNCC was the subject of a targeted market conduct examination by the Missouri Department of Insurance relating to these issues, which did not result in any significant adverse findings. The Company will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.
From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the National Association of Insurance Commissioners (the “NAIC”) and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, while the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.
The NAIC’s RBC requirements for insurance companies take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer’s business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The Company believes that its insurance subsidiaries are adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, were the insurance subsidiaries’ RBC position to materially decline in the future, the insurance subsidiaries’ continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected may be affected.
The Company’s insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent.

These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer’s financial strength and, in most instances, may be offset against future state premium taxes. SNCC did not recognize any expense in 2007, 2006 or 2005 for these types of assessments. None of the Company’s life insurance subsidiaries has ever incurred any significant costs of this nature.
Employees
The Company and its subsidiaries employed approximately 1,551 persons at December 31, 2007. The Company believes that it enjoys good relations with its employees.
Other Subsidiaries
The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. (“DCM”), and makes certain investments through other wholly-owned non-insurance subsidiaries.
Other Transactions
In May 2003, the Company issued $143.8 million in principal amount of 8.00% Senior Notes due 2033 (the “2033 Senior Notes”) in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company’s revolving credit facility and to repay in full the principal amount of $66.5 million of its 8% Senior Notes which matured in October 2003 (the “Matured Senior Notes”). The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they subject to any sinking fund requirements. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company’s subsidiaries, including the insurance subsidiaries’ obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. See Note D to the Consolidated Financial Statements.
In May 2003, Delphi Financial Statutory Trust I (the “Trust”), a subsidiary of the Company, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the “2003 Capital Securities”) in a private placement. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the “2003 Common Securities” and, collectively with the 2003 Capital Securities, the “Trust Securities”), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the “2003 Junior Debentures”). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate (“LIBOR”) for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rates on the 2003 Junior Debentures were 9.45%, 9.15% and 7.40% for the years ended December 31, 2007, 2006 and 2005, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.
During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See Note R to the Consolidated Financial Statements. For the years ended December 31, 2007, 2006 and 2005, the Company recognized premium income of $0.4 million, $1.2 million, and $17.4 million, respectively, and incurred losses of $0.6 million, $5.8 million, and $37.9 million, respectively, from this line of business. For the years ended December 31, 2007, 2006 and 2005, the Company recognized an operating loss of $0, $2.9 million, and $13.4 million, respectively, net of an income tax benefit of $0, $1.6 million, and $7.2 million, respectively, from this business. The assets and liabilities related to the property catastrophe reinsurance business were not material to the Company’s consolidated financial position.
On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provides for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. On November 8, 2007, the amount of such facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Credit Agreement. The Company had outstanding borrowings of $74.0 million and $120.0 million at December 31, 2007 and 2006, respectively under the Amended Credit Agreement. Interest on borrowings under the Amended Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or at Bank of America’s prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2007, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.
On March 27, 2007, Delphi Funding, L.L.C. (“Delphi Funding”) redeemed the remaining $36.0 million of the total $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the “Capital Securities”) concurrently with the redemption by the Company of the underlying $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the “Junior Debentures”) held by Delphi Funding. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $2.2 million in the first quarter of 2007 as a result of, the redemption. The Company utilized borrowings under the Amended Credit Agreement and cash on hand to fund such redemption. See Note H to the Consolidated Financial Statements
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used primarily to repay the then outstanding borrowings under the Amended Credit Agreement and for other general corporate purposes. See Note I to the Consolidated Financial Statements.

Item 1A. Risk Factors.
The Company’s business faces various risks and uncertainties, which include those discussed below and elsewhere in this document. These risks and uncertainties could have a material adverse effect on the Company’s results of operations, liquidity and financial condition. However, these risks and uncertainties are not necessarily the only ones the Company faces. Other risks and uncertainties of which the Company is not presently aware, or that it does not now believe are significant, may adversely impact its business or the trading price of its securities.
      Reserves established for future policy benefits and claims may prove inadequate.
The Company’s reserves for future policy benefits and unpaid claims and claim expenses are estimates that entail various assumptions and judgments. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the most significant assumptions used in the estimation process. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the Company’s actuarial methodologies, these estimates are subject to reevaluation based on developing trends with respect to the Company’s loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company’s actual loss experience from its current or discontinued products is less favorable than the Company’s assumptions or estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.
      The market values of the Company’s investments fluctuate.
The market values of the Company’s investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt, for example, will typically have an adverse impact on the market values of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required or determine to sell certain investments, whether to meet contractual obligations to its policyholders, or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company.
Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See “Critical Accounting Policies and Estimates — Investments” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of management’s evaluation process. The Company has experienced and may in the future experience losses from other than temporary declines in security values. Such losses are recorded as realized investment losses in the income statement. See “Results of Operations — 2007 Compared to 2006” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company invests in certain investment funds organized as limited partnerships and limited liability companies that invest in various financial instruments. These investments are reflected in the Company’s financial statements under the equity method; accordingly, positive or negative changes in the value of the investees’ financial instruments are included in net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these entities were to experience significant losses in the values of their financial assets.
  The Company’s investment strategy exposes the Company to default and other risks.
The management of the Company’s investment portfolio is an important component of the Company’s profitability since a substantial portion of the Company’s operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company’s other products for which reserves are discounted, the discount rate used to calculate the related reserves. See “Liquidity and Capital Resources — Investments” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Company’s investment portfolio and strategy.

The Company is subject to the risk, among others, that the issuers of the fixed maturity securities and mortgage loans the Company owns will default on principal or interest payments. A major economic downturn or any of the various other factors that affect issuers’ abilities to pay could result in issuer defaults. Because the Company’s investments consist primarily of fixed maturity securities, mortgage loans and short-term investments, such defaults could materially adversely affect the Company’s results of operations, liquidity or financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited; however, there can be no assurance that such efforts will be successful.
      The Company’s financial position exposes the Company to interest rate risks.
Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk through active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See “Liquidity and Capital Resources — Asset/Liability Management and Market Risk” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The profitability of group employee benefit products for which the reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by seeking to adjust the prices charged for these products.
      The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance.
The Company transfers its exposure to some risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under the Company’s reinsurance ceded arrangements, another insurer assumes a specified portion of the Company’s risks under certain of its insurance policies in exchange for a specified portion of the premiums received by the Company under such policies. At December 31, 2007 and 2006, the Company had reinsurance receivables of $402.8 million and $410.6 million, respectively. The availability, amount, cost and terms of reinsurance varies significantly based on market conditions. Any decrease in the amount of the Company’s reinsurance ceded will increase the Company’s risk of loss and premium income, and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company’s premium income. Furthermore, the Company is subject to credit risk with respect to reinsurance ceded. The Company’s reinsurance ceded arrangements generally consist of indemnity reinsurance transactions in which the Company is liable for the transferred risks whether or not the reinsurers meet their financial obligations to the Company. Such failures could materially affect the Company’s results of operations, in addition to its liquidity and financial condition.
Since the terrorist events of September 11, 2001, due to various factors, higher prices and less favorable terms and conditions have been offered in the reinsurance market. These market conditions are reflected in the terms of the reinsurance arrangements in effect for the Company’s excess workers’ compensation and long-term disability products. See “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the future, the Company’s reinsurers may seek price increases or other unfavorable modifications to the terms, conditions or amounts of their reinsurance coverages, although the extent of any such actions cannot currently be predicted. Also, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. Accordingly, substantially all of the Company’s coverages of this nature have been discontinued, which would result in the Company bearing a higher portion of losses from such events if they occur. The Company has not been able to replace such coverages on acceptable terms due to present market conditions, and there can be no assurance that the Company will be able to do so in the future. However, under the Terrorism Act, the federal government will pay 85% of the Company’s covered losses during 2008, relating to acts of domestic and international terrorism from property and casualty products directly written by SNCC above the Company’s annual deductible. See “Group Employee Benefit Products” in Item 1 — Business. The occurrence of a significant terrorist or catastrophic event could have a material adverse effect on the Company’s results of operations, in addition to its liquidity and financial condition.
      The insurance business is a heavily regulated industry.
The Company’s insurance subsidiaries, like other insurance companies, are highly regulated by state insurance authorities in the states in which they are domiciled and the other states in which they conduct business. Such regulations, among other things, limit the amount of dividends and other payments that can be made by such subsidiaries without prior regulatory approval and impose restrictions on the amount and type of investments such subsidiaries may have. These regulations also affect many other aspects of the Company’s insurance subsidiaries’ businesses, including, for example,

RBC requirements, various reserve requirements, the terms, conditions and manner of sale and marketing of insurance products, claims-handling practices and the form and content of required financial statements. These regulations are intended to protect policyholders rather than investors. The ability of the Company’s insurance subsidiaries to continue to conduct their businesses is dependent upon the maintenance of their licenses in these various states.
In April 2004, the New York Attorney General (“NYAG”) initiated an investigation into certain insurance broker compensation arrangements and other aspects of dealings between insurance brokers and insurance companies, and, in connection therewith, filed a civil complaint in October 2004 against a major insurance brokerage firm based on certain of such firm’s compensation arrangements with insurers and alleged misconduct in connection with the placement of insurance business. Other state regulators subsequently announced the commencement of similar investigations and reviews. The Company received administrative subpoenas or similar requests for information from the Illinois Division of Insurance, the Missouri Department of Insurance, the NYAG’s office, the North Carolina Department of Insurance and the Ohio Department of Insurance in connection with their investigations. Additional regulatory inquiries may be received by the Company’s insurance subsidiaries in the future. The Company has fully cooperated with inquiries it has received to date, and it intends to fully cooperate with any future inquiries of this type.
Based on an internal review in 2004 relating to the Company’s insurance subsidiaries, the Company had identified certain potential issues concerning past insurance solicitation practices involving SNCC and Marsh & McLennan. The instances that the Company was able to specifically identify in this regard were limited in number and involved modest amounts of premium. The Company reported on these issues to the NYAG’s office and to the Missouri Department of Insurance in 2004. In 2005, SNCC was the subject of a targeted market conduct examination by the Missouri Department of Insurance relating to these issues, which did not result in any significant adverse findings. The Company will fully cooperate with these and any other regulatory agencies relating to these issues. It is not possible to predict the future impact of this matter on the Company or of the various investigations, or any regulatory changes or litigation resulting from such investigations, on the insurance industry or on the Company and its insurance subsidiaries.
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
The Company’s insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent.
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
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2008 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A (Strong), A3 (Good) and A

(Strong), respectively. The financial strength ratings of SNCC as of February 2008 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained or improved in the future. Claims-paying and financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products and policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings could materially adversely affect its ability to access the capital markets. The Company’s senior unsecured debt ratings as of February 2008 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB, Baa3 and BBB+, respectively. The ratings for the Company’s 2007 Junior Debentures as of February 2008 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BBB-, Ba1 and BBB-, respectively. The ratings for RSLIC’s funding agreements as of February 2008 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.
     Almost half of the voting power of Delphi is controlled by Robert Rosenkranz, whose interests may differ from those of other securityholders.
Each share of Delphi’s Class A Common Stock entitles the holder to one vote and each share of Delphi’s Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of February 15, 2008, Mr. Robert Rosenkranz, our Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Holders of a majority of the aggregate voting power of our Class A Common Stock and Class B Common Stock have the power to elect all of the members of our Board of Directors (other than a single director separately elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of our assets. The Company is a party to consulting and other arrangements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2009. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. SNCC also owns land located at 1832 Schuetz Road, St. Louis, Missouri. This location, which is currently under construction and expected to be completed in 2008, will serve as SNCC’s new home office consisting of approximately 140,000 square feet. SNCC leases additional office space at 2029 Woodland Parkway, St. Louis, Missouri, under an operating lease expiring in September 2008. DCM and FRSLIC lease office space at 590 Madison Avenue, New York, New York under an operating lease expiring in November 2010. A substantial portion of the office space that DCM and FRSLIC formerly occupied at 153 East 53rd Street, 49th Floor, New York, New York under an operating lease expiring in July 2008 has been sublet to third parties. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2010. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business. The Company believes that its properties and facilitates are suitable and adequate for current operations.

Item 3. Legal Proceedings
In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial position.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Company
The table below presents certain information concerning each of the executive officers of the Company:

Name	Age	Position

Robert Rosenkranz	65	Director of the Company; Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of RSLIC
Donald A. Sherman	57	Director and President and Chief Operating Officer of the Company
Robert M. Smith, Jr.	56	Director and Executive Vice President of the Company
Chad W. Coulter	45	Senior Vice President, Secretary and General Counsel of the Company; Vice President, General Counsel and Assistant Secretary of RSLIC
Thomas W. Burghart	49	Vice President and Treasurer of the Company and Senior Vice President and Treasurer of RSLIC
Lawrence E. Daurelle	56	Director of the Company and President and Chief Executive Officer of RSLIC
Harold F. Ilg	60	Director of the Company and Chairman of the Board of SNCC
Mr. Rosenkranz has served as Chief Executive Officer of the Company since May 1987 and as Chairman of the Board of Directors of the Company since April 1989. He served as President of the Company from May 1987 to April 2006. He also serves as Chairman of the Board or as a Director of the Company’s principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company’s common stock as of February 15, 2008.
Mr. Sherman has served as the President and Chief Operating Officer of the Company since April 2006 and has served as a Director of the Company since August 2002. Mr. Sherman served as Chairman and Chief Executive Officer of Waterfield Mortgage Company, Inc. (“Waterfield”) since 1999 and as President of Waterfield from 1989 to 1999. Prior to his service at Waterfield, Mr. Sherman served as President of Hyponex Corporation and was previously a partner in the public accounting firm of Coopers and Lybrand. Mr. Sherman also serves as a Director of the Company’s principal subsidiaries.
Mr. Smith has served as Executive Vice President of the Company and DCM since November 1999 and as a Director of the Company since January 1995. He has also served as the Chief Investment Officer of RSLIC and FRSLIC since April 2001. From July 1994 to November 1999, he served as Vice President of the Company and DCM. Mr. Smith also serves as a Director of the Company’s principal subsidiaries.
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

Mr. Burghart has served as Vice President and Treasurer of the Company since April 2001 and as Senior Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since February 2008. He served as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas from October 2000 to February 2008. From March 1992 to September 2000, he served as the Second Vice President of RSLIC.
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
Mr. Ilg has served as a Director of the Company since August 2002. He also has served as Chairman of the Board of SNCC since January 1999, as well as the President and a Director of Safety National Re since 1997. Effective April 1, 2008, Mr. Ilg will step down from his positions at SNCC to become Executive Vice President of the Company. He serves on the Board of Directors of RSLIC, FRSLIC and RSLIC-Texas. From April 1999 until October 2000, he served as President and Chief Executive Officer of RSLIC, FRSLIC, and RSLIC-Texas. Prior to January 1999, he served as Vice Chairman of the Board of SNCC, where he has been employed in various capacities since 1978.
PART II
Item 5. Market for the Company’s Common Stock and Related Shareholder Matters and Issuer Purchases of Equity Securities.
The closing price of the Company’s Class A Common Stock was $29.14 on February 15, 2008. There were approximately 3,000 holders of record of the Company’s Class A Common Stock as of February 15, 2008.
The Company’s Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock and the cash dividends paid per share for the Company’s Class A and Class B Common Stock.

		High	Low	Dividends
2006:	First Quarter	$35.43	$30.41	$0.07
	Second Quarter	36.48	33.29	0.08
	Third Quarter	41.67	33.78	0.08
	Fourth Quarter	41.98	38.42	0.08

2007:	First Quarter	$42.00	$38.07	$0.08
	Second Quarter	45.08	39.97	0.09
	Third Quarter	47.79	36.60	0.09
	Fourth Quarter	43.66	34.70	0.09
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s Class A Common Stock and Class B Common Stock. Since then the Company has paid dividends in each quarter. The cash dividend in first quarter of 2006 was $0.07 per share and in the second quarter of 2006, the Company’s Board of Directors increased the dividend by 14% to $0.08 per share. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend by 13% to $0.09 per share. In the first quarter of 2008, the cash dividend declared by the Company’s Board of Directors was $0.09 per share, and will be paid on the Company’s Class A Common Stock and Class B Common Stock on March 5, 2008. The Company intends to continue to pay a quarterly dividend at this level. However, the declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company’s consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Amended Credit Agreement, the 2007 Junior Debentures and the 2033 Senior Notes.
In addition, dividend payments by the Company’s insurance subsidiaries to the Company are subject to certain regulatory restrictions. See “Liquidity and Capital Resources” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Regulation” in Part I, Item 1 — Business.

The following table shows the purchases of registered equity securities under the Company’s existing repurchase program during the three months ended December 31, 2007:

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part	Shares that
	Total		of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans	the Plans
	Purchased	per Share	or Programs(1)	or Programs(2)
October 1 – 31, 2007	299,400	$37.86	299,400	588,776
November 1 – 30, 2007	1,196,800	$37.60	1,196,800	653,800	(3)
December 1 – 31, 2007	120,000	$35.68	120,000	533,800	(3)

Total	1,616,200	$37.51	1,616,200	533,800	(3)

(1)	As of December 31, 2007, the Company had purchased 6,207,652 shares, at a total cost of $145.1 million in the open market. In addition, during 2004, the Company received 19,764 shares of the Company’s Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, which increased the total number of shares of treasury stock outstanding to 6,227,416, as of December 31, 2007.

(2)	Under the former share repurchase program, the Company’s Board of Directors had authorized the purchase of 5,479,628 outstanding shares of the Company’s Class A Common Stock from time to time. On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program, which replaced the former share repurchase program. Under the new share repurchase program, the Company’s Board of Directors authorized the purchase of 1,500,000 outstanding shares of the Company’s Class A Common Stock from time to time. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program. The program has no expiration date.

(3)	Represents the maximum remaining number of shares that may be purchased under the Company’s new share repurchase program at December 31, 2007. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program. See “Liquidity and Capital Resources – Share Repurchase Program” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Performance Graph
In order to assist stockholders in analyzing the performance of Company’s cumulative return on Class A Common Stock, a graph comparing the total return on the Company’s Class A Common Stock to the total return on the common stock of the companies included in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Insurance Index (“S&P Insurance Index”) has been provided. The S&P 500 Insurance Index includes companies in the life/health, multi-line and property-casualty insurance businesses, and insurance brokers. The graph reflects a $100 investment in the Company’s Class A Common Stock and the indices reflected there in as of December 31, 2002, and reflects the value of that investment, assuming the reinvestment of all dividends, on various dates through December 31, 2007. The historical information set forth below is not necessarily indicative of future performance.

	2002	2003	2004	2005	2006	2007
Delphi	100	143	185	186	248	218
S&P 500 Index	100	129	143	150	173	183
S&P Insurance Index	100	121	130	148	164	154

Item 6. Selected Financial Data
The selected financial data below should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars and shares in thousands, except per share data)
Income Statement Data(1):
Insurance premiums and fee income:
Core group employee benefit products	$1,227,934	$1,081,671	$936,244	$784,990	$673,653
Non-core group employee benefit products(2)	39,658	42,455	24,918	16,066	14,908
Asset accumulation products	2,666	3,438	3,220	3,335	4,158
Other	33,903	29,014	25,829	23,686	18,893

	1,304,161	1,156,578	990,211	828,077	711,612
Net investment income	270,547	255,871	223,569	202,444	186,337
Net realized investment (losses) gains(3)	(1,897)	(858)	9,003	15,460	12,724
Loss on redemption of junior subordinated deferrable interest debentures (4)	(2,192)	—	—	—	—

Total revenue	1,570,619	1,411,591	1,222,783	1,045,981	910,673

Income from continuing operations (5)	164,512	145,003	126,684	121,400	95,295

Net income (5)	164,512	142,068	113,334	123,543	98,916

Basic Results Per Share(1) (5):
Income from continuing operations	$3.27	$2.92	$2.58	$2.53	$2.04
Net income	3.27	2.86	2.31	2.58	2.11
Weighted average shares outstanding	50,269	49,631	49,008	47,928	46,812

Diluted Results Per Share(1) (5):
Income from continuing operations	$3.19	$2.85	$2.52	$2.46	$1.98
Net income	3.19	2.79	2.25	2.50	2.06
Weighted average shares outstanding	51,579	50,939	50,267	49,412	48,035

Other Data:
Cash dividends paid per share(6)	$0.35	$0.31	$0.24	$0.20	$0.14
Diluted book value per share(7)	23.57	23.70	20.97	19.57	16.99

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data:

Total investments	$4,987,868	$4,483,380	$3,912,604	$3,541,076	$3,202,754
Total assets	6,094,810	5,670,475	5,276,170	4,829,467	4,177,532
Corporate debt (8)	217,750	263,750	234,750	157,750	143,750
Junior subordinated debentures(9)	175,000	—	—	—	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries (10)	20,619	59,762	59,762	59,762	—
Company-obligated mandatorily redeemable capital securities of subsidiaries (10)	—	—	—	—	56,050
Shareholders’ equity (11)	1,141,390	1,174,808	1,033,039	939,848	798,440
Corporate debt to total capitalization ratio (12)	14.0%	17.6%	17.7%	13.6%	14.4%

(1)	During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired prior to the end of the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See “Other Transactions” in Part I, Item 1 - Business and Note R to the Consolidated Financial Statements.

Net income includes (loss) income from discontinued operations, net of federal income tax (benefit) expense, as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(dollars in thousands, except per share data)

(Loss) income from discontinued operations, net of income tax (benefit) expense	$—	$(2,935)	$(13,350)	$2,143	$3,621
Basic per share amount	—	(0.06)	(0.27)	0.05	0.07
Diluted per share amount	—	(0.06)	(0.27)	0.04	0.08
(2)	Non-core group employee benefit products include LPTs, primary workers’ compensation insurance, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products include premiums from LPTs, which are episodic in nature, of $14.7 million, $20.9 million, $10.4 million, $5.3 million and $0 in 2007, 2006, 2005, 2004 and 2003, respectively. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1- Business.
(3)	In 2007, 2006, 2005, 2004 and 2003, the Company recognized pre-tax losses of $4.1 million, $4.2 million, $4.2 million, $3.9 million and $13.0 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.
(4)	In the first quarter of 2007, the Company redeemed the remaining $36.0 million of junior subordinated deferrable interest debentures and recognized a pre-tax loss of $2.2 million in connection with this redemption.
(5)	During the second half of 2004, the Company’s income taxes payable was reduced by $6.6 million primarily from the favorable resolution of Internal Revenue Service (“IRS”) audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.
Income from continuing operations and net income include realized investment (losses) gains, net of federal income tax (benefit) expense and the loss on redemption of junior subordinated deferrable interest debentures, net of federal income tax benefit, as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)

Net realized investment (losses) gains, net of income tax (benefit) expense	$(1,233)	$(558)	$5,852	$10,049	$8,271
Basic per share amount	(0.03)	(0.01)	0.11	0.21	0.18
Diluted per share amount	(0.02)	(0.01)	0.12	0.21	0.17
Loss on redemption of junior subordinated deferrable interest debentures, net of income tax benefit	$(1,425)	$—	$—	$—	$—
Basic per share amount	(0.03)	—	—	—	—
Diluted per share amount	(0.03)	—	—	—	—
(6)	In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.03 per share during the first three quarters of 2003. In the fourth quarter of 2003, the Company’s Board of Directors increased the cash dividend to $0.05 per share. In the first quarter of 2005, the Company’s Board of Directors increased the cash dividend to $0.06 per share. In the first quarter of 2006, the Company’s Board of Directors increased the cash dividend to $0.07 per share and subsequently increased it to $0.08 per share in the second quarter of 2006. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend to $0.09 per share. During 2007, 2006, 2005, 2004 and 2003, the Company paid cash dividends on its capital stock in the amount of $17.2 million, $15.0 million, $11.6 million, $10.1 million and $7.4 million, respectively. See Note J to the Consolidated Financial Statements.
(7)	Diluted book value per share is calculated by dividing shareholders’ equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.
(8)	In May 2003, the Company issued $143.8 million of the 2033 Senior Notes. See “Other Transactions” in Part I, Item 1 — Business and Note D to the Consolidated Financial Statements.
(9)	In May 2007, the Company issued $175.0 million of 2007 Junior Debentures. See “Other Transactions” in Part I, Item 1 — Business and Note I to the Consolidated Financial Statements.
(10)	In May 2003, the Trust issued $20.0 million liquidation amount of 2003 Capital Securities in a private placement. See “Other Transactions” in Part I, Item 1 — Business and Note H to the Consolidated Financial Statements.
As of March 31, 2004, the Company adopted revised Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The revised interpretation changed the conceptual framework for determining if an entity holds a controlling interest in a variable interest entity and required the Company to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets during the years 2006, 2005 and 2004. In the first quarter of 2007, the Company redeemed $36.0 million liquidation amount of junior subordinated deferrable interest debentures underlying capital securities. This transaction decreased the Company’s interest in the subsidiaries by $3.1 million. The remaining balance of $20.6 million is presented as a liability and interest of $0.6 million is presented as a component of other assets in its consolidated financial statements at December 31, 2007.

(11)	As of January 1, 2007 the Company adopted American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” which provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. Internal replacement transactions that are determined to result in substantial changes to the replaced contracts are accounted for as extinguishments of the replaced contracts, and any unamortized deferred acquisition costs and other balances related to the replaced contracts are immediately recognized as expense in the income statement. The Company made a reduction to its retained earnings at January 1, 2007, the date of adoption of SOP 05-1, in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet. See Note A to the Consolidated Financial Statements under the caption “Cost of Business Acquired”.
(12)	The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company’s long-term corporate debt, junior subordinated debentures, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/Company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders’ equity.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, the outlook for new business production and growth in premiums for these products is less favorable at present. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. The Company believes that the funding agreement program enhances the Company’s asset accumulation business by providing an alternative source of distribution for this business. The Company’s liabilities for the funding agreements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited to holders of these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

As noted above and elsewhere in this document, the management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing into 2008, due to the subprime mortgage crisis and other market developments, the investment markets have been the subject of substantially increased volatility, while at the same time the overall level of risk-free interest rates has declined substantially. If these market conditions continue to persist, the Company’s ability to achieve attractive yields with respect to its fixed maturity security investments may be adversely affected, and the carrying values of certain portions of its investment portfolio may be subject to an unusually high degree of variability. In the cases of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as the investment funds organized as limited partnerships and limited liability companies, this variability may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is presented below in the “Critical Accounting Policies and Estimates” section and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found in Part I, Item 1A — Risk Factors. See “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results.”
Results of Operations
2007 Compared to 2006
Summary of Results. Net income was $164.5 million, or $3.19 per diluted share, in 2007 as compared to $142.1 million, or $2.79 per diluted share, in 2006. Net income in 2007 and 2006 included net realized investment losses, net of the related income tax benefit, of $1.2 million, or $0.02 per diluted share, and $0.6 million, or $0.01 per diluted share, respectively. Net income in 2007 benefited from growth in income from the Company’s core group employee benefit products, increased investment spreads on the Company’s asset accumulation products and an increase in net investment income, and was adversely impacted by an increase in interest expense and by a loss on the redemption of junior subordinated deferrable interest debentures. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. See “Group Employee Benefit Products” in Part I, Item 1 — Business. Premiums from these core group employee benefit products increased 14% in 2007 and the combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 92.4% in 2007 from 93.2% in 2006. Net investment income in 2007, which increased 6% from 2006, primarily reflects a 13% increase in average invested assets. The increase in interest expense was primarily due to interest payments on the 2007 Junior Debentures, which the Company issued in the second quarter of 2007.
Premium and Fee Income. Premium and fee income in 2007 was $1,304.2 million as compared to $1,156.6 million in 2006, an increase of 13%. Premiums from core group employee benefit products increased 14% to $1,227.9 million in 2007 from $1,081.7 million in 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, new business production and improved persistency. Premiums from excess workers’ compensation insurance for self-insured employers increased 6% to $276.2 million in 2007 from $260.0 million in 2006. This increase was primarily due to the continuing substantial level of demand for this product. Excess workers’ compensation premiums in 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement entered into by SNCC in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter. Under the agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers’ compensation policies of a former competitor. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $30.1 million in 2007, including $3.4 million from the Renewal Rights Agreement, compared to $57.2 million in 2006, including $25.8 million from such agreement. SNCC’s rates declined modestly on its 2008 renewals and SIRs on average are up modestly in 2008 new and renewal policies, excluding the

Canadian policies written under the Renewal Rights Agreement. The retention of existing customers in 2007 remained strong.
Premiums from the Company’s other core group employee benefit products increased 16% to $951.7 million in 2007 from $821.6 million in 2006, primarily attributable to a 15% increase in premiums from the Company’s group disability products, new business production, improved retention of existing customers and a decrease in premiums ceded by the Company to reinsurers for these products. During 2007, premiums from the Company’s group disability products increased to $527.5 million from $458.1 million in 2006, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $53.6 million and $54.3 million in 2007 and 2006, respectively. New business production for the Company’s other core group employee benefit products increased 18% to $262.7 million in 2007 from $222.9 million in 2006 reflecting growth in the Company’s integrated employee benefits program and its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain existing group disability and group life insurance customers.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1 — Business. Premiums from non-core group employee benefit products were $39.7 million in 2007 as compared to $42.5 million in 2006, primarily due to a lower level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $107.1 million in 2007 as compared to $190.7 million in 2006. This decrease in deposits primarily reflects the issuance of $100.0 million of fixed and floating rate funding agreements during the first quarter of 2006 pursuant to a program of the Company under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in 2007 was $270.5 million as compared to $255.9 million in 2006, an increase of 6%. The level of net investment income in the 2007 period reflects a 13% increase in average invested assets to $4,555.2 million in 2007 from $4,038.7 million in 2006. The tax equivalent weighted average annual yield on invested assets was 6.2% and 6.6% in 2007 and 2006, respectively.
Net Realized Investment Losses. Net realized investment losses were $1.9 million in 2007 as compared to $0.9 million in 2006. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2007 and 2006, the Company recognized $2.2 million and $3.3 million, respectively, of net gains on the sales of securities. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In 2007 and 2006, the Company recognized $4.1 million and 4.2 million, respectively, of losses due to the other than temporary declines in the market values of various fixed maturity and other securities.
The Company may recognize additional losses of this type in the future. The Company anticipates that if certain other existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $5 million to $10 million, on an after-tax basis, with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may be outside this range. The Company continuously monitors the affected securities pursuant to its procedures for evaluation for other than temporary impairment in valuation. See “Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the 9.31% junior subordinated deferrable interest debentures (“Junior Debentures”) underlying the 9.31% Capital Securities, Series A (“Capital Securities”) of Delphi Funding L.L.C. On March 27, 2007, Delphi Funding L.L.C. redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding L.L.C. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Capital Securities ceased to accrue.
Benefits and Expenses. Policyholder benefits and expenses were $1,310.6 million in 2007 as compared to $1,178.2 million in 2006, an increase of 11%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and also reflects additions to reserves for prior years’ claims and claim expenses in the amount of $11.6 million due to adverse loss experience, primarily arising from the Company’s excess workers’ compensation line, due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the period from 2000 to 2002. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products decreased to 92.4% in 2007 from 93.2% in 2006. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% and 4.5% in 2007 and 2006, respectively.
Interest Expense. Interest expense was $27.5 million in 2007 as compared to $25.4 million in 2006, an increase of $2.1 million. This increase primarily resulted from interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007. See “Liquidity and Capital Resources — General”. This increase was offset by a decrease in the weighted average borrowings under the Company’s revolving credit facility.
Income Tax Expense. Income tax expense was $68.0 million in 2007 as compared to $63.0 million in 2006. The Company’s effective tax rate was 29.3% in 2007 and 30.3% in 2006.
2006 Compared to 2005
Summary of Results. Net income was $142.1 million, or $2.79 per diluted share, in 2006 as compared to $113.3 million, or $2.25 per diluted share, in 2005. Net income in 2006 and 2005 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(0.6) million, or $(0.01) per diluted share, and $5.9 million, or $0.12 per diluted share, respectively. Net income in 2006 benefited from growth in income from the Company’s core group employee benefit products, increased investment spreads on the Company’s asset accumulation products and an increase in net investment income, and was adversely impacted by an increase in interest expense. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. See “Group Employee Benefit Products” in Part I, Item 1 - Business. Premiums from these core group employee benefit products increased 16% in 2006 and the combined ratio (loss ratio plus expense ratio) for these products decreased to 93.2% in 2006 from 94.1% in 2005. Net investment income in 2006, which increased 14% from 2005, reflects a 12% increase in average invested assets. The increase in interest expense was primarily due to increases in the Company’s weighted average borrowings under the Company’s revolving credit facility, as well as in the weighted average borrowing rate due to the increases in the levels of the short-term interest indices referenced under such facility during 2006 as compared to 2005. During 2006 and 2005, the Company had losses from discontinued operations (net of the related income tax benefit) of $2.9 million, or $0.06 per diluted share, and $13.4 million, or $0.27 per diluted share, respectively, attributable to its non-core property catastrophe reinsurance business which it decided to exit during the fourth quarter of 2005.
Premium and Fee Income. Premium and fee income in 2006 was $1,156.6 million as compared to $990.2 million in 2005, an increase of 17%. Premiums from core group employee benefit products increased 16% to $1,081.7 million in 2006 from $936.2 million in 2005. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, new business production and improved persistency. Premiums from excess workers’ compensation insurance for self-insured employers increased 18% to $260.0 million in 2006 from $220.3 million in 2005. This increase was primarily due to the demand for this product as a result of high primary workers’ compensation rates. In its renewals of insurance coverage during 2006, SNCC continued to obtain higher SIR levels, which were up 6%, while maintaining its pricing. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 24% to $57.2 million in 2006 from $46.0 million in 2005 and the retention of existing customers in 2006 remained strong. New business production for 2005 and 2006 benefited from the aforementioned Renewal Rights Agreement.
Premiums from the Company’s other core group employee benefit products increased 15% to $821.6 million in 2006 from $715.9 million in 2005, primarily attributable to new business production, improved retention of existing customers and a 17% increase in premiums from the Company’s group disability products. During 2006, premiums from the Company’s group disability products increased to $458.1 million from $393.0 million in 2005, reflecting new business production and substantial growth in the Company’s turnkey disability business. See “Liquidity and Capital Resources — Reinsurance”. New business production for the Company’s other core group employee benefit products was $222.9 million in 2006 and $198.1 million in 2005. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1 — Business. Premiums from non-core group employee benefit products were $42.5 million in 2006 as compared to $24.9 million in 2005, primarily due to a higher level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $190.7 million in 2006 as compared to $95.0 million in 2005. These deposits consist of new annuity sales and funding agreements, which are recorded as liabilities rather than as premiums. The increase in deposits reflects the issuance of $100.0 million in aggregate principal amount of fixed and floating rate funding agreements during the first quarter of 2006 under the Company’s new program under which funding agreement-backed notes are issued to institutional investors by an unconsolidated special purpose vehicle which uses the proceeds to purchase from the Company funding agreements having terms substantially similar to those of the notes.
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
Benefits and Expenses. Policyholder benefits and expenses were $1,178.2 million in 2006 as compared to $1,018.8 million in 2005, an increase of 16%. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and also reflects additions to reserves for prior years’ claims and claim expenses in the amount of $36.0 million due to adverse loss experience, primarily arising from the Company’s excess workers’ compensation line, due principally to moderately increased claim frequency, relative to prior periods, relating to policies written during the period from 1997 to 2003. In 2005, the Company recognized an additional provision of $32.9 million, which arose primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods, relating to policies written during the competitive market cycle years from 1997 to 2001. If this experience trend were to continue in the future, absent favorable loss experience in other policy years, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products decreased to 93.2% in 2006 from 94.1% in 2005. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.5% and 4.6% in 2006 and 2005, respectively.
Interest Expense. Interest expense was $25.4 million in 2006 as compared to $20.5 million in 2005, an increase of $4.9 million. This increase primarily resulted from the increases in the weighted average borrowings under the Company’s revolving credit facility, as well as in the weighted average borrowing rate due to increases in the levels of short-term interest indices referenced under such facility, during 2006 as compared to 2005.
Income Tax Expense. Income tax expense was $63.0 million in 2006 as compared to $56.9 million in 2005. The Company’s effective tax rate was 30.3% in 2006 and 31.0% in 2005.
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
Liquidity and Capital Resources
General. The Company held approximately $116.0 million of financial resources at the holding company level at December 31, 2007, primarily comprised of investments in the common stock of its investment subsidiaries, investments in investment funds organized as limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2008, the Company’s insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $99.5 million. The Company’s insurance subsidiaries may also pay additional dividends with the requisite regulatory approvals. See “Regulation” in Part I, Item 1 - Business. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company. In addition, the Company is categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings
In October 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the “Amended Credit Agreement”). The amendment, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2007, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At December 31, 2007, the Company had $276.0 million of borrowings available under the Amended Credit Agreement.
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
On May 23, 2007, the Company completed the issuance of $175.0 million of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376% until May 15, 2017, at which time the interest rate becomes a variable rate equal to the three month LIBOR Rate plus 3.19%, payable quarterly in arrears. The proceeds from this issuance were used primarily to repay the then outstanding borrowings under the Amended Credit Agreement and for other general corporate purposes. See Note I to the Consolidated Financial Statements.
The Company’s current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under the Amended Credit Agreement, interest payments on the 2033 Senior Notes, and 2007 Junior Debentures and distributions on the 2003 Capital Securities. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The

Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. See Notes D, H and I to the Consolidated Financial Statements.
The following table summarizes the Company’s significant contractual obligations at December 31, 2007 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes, 2007 Junior Debentures and the junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the consolidated financial statements, as referenced in the table:
Contractual Obligations

	Payments Due by Period
		Less than	1 -3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
		(dollars in thousands)
Other long-term liabilities (1)
Life	$1,267,020	$304,557	$250,313	$168,230	$543,920
Casualty	1,454,782	119,223	197,702	181,899	955,958
Annuity	1,551,873	161,185	318,224	310,225	762,239
Corporate debt (Note D)	217,750	74,000	—	—	143,750
Interest on corporate debt (Note D) (2)	295,035	12,100	23,444	23,805	235,686
Advances from Federal Home Loan Bank (Note E)	55,000	—	—	—	55,000
Interest on advances from Federal
Home Loan Bank (Note E)	51,059	4,106	8,211	8,211	30,531
Junior subordinated debentures (Note I)	175,000	—	—	—	175,000
Interest on junior subordinated debentures (Note I) (3)	367,663	12,908	25,816	25,816	303,123
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries (Note H)	20,619	—	—	—	20,619
Interest on junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries (Note H) (4)	49,015	1,926	3,842	3,847	39,400
Operating lease obligations (Note L)	84,637	13,036	20,418	21,036	30,147

Total contractual obligations	$5,589,453	$703,041	$847,970	$743,069	$3,295,373

(1)	Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company’s insurance products, as well as policyholder account balances. Substantially all of the amounts reflected in this table with respect to such liabilities consist of estimates by the Company’s management based on various actuarial and other assumptions relating to the Company’s insurance products and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company’s insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table and such differences are likely to be significant. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses”.

(2)	Primarily includes interest on the 2033 Senior Notes.

(3)	Interest on the 2007 Junior Debentures is fixed at 7.376% until May 15, 2017.

(4)	Consists of interest on the outstanding 2003 Junior Subordinated Debentures underlying the 2003 Capital Securities. Interest on the 2003 Junior Subordinated Debentures was computed using the indexed rate in effect at December 31, 2007 of 8.97%.

Sources of liquidity available to the Company on a parent company-only basis, including the undistributed earnings of its subsidiaries and additional borrowings available under the Amended Credit Agreement, are expected to exceed the Company’s current and long-term cash requirements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company’s operations.
The principal liquidity requirements of the Company’s insurance subsidiaries are their contractual obligations to policyholders and other financing sources. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See “Asset/Liability Management and Market Risk.” Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period. However, if such contractual obligations were to arise more rapidly or in greater amounts than anticipated in the Company’s asset/liability matching analysis, the Company could be required to sell securities earlier than anticipated, potentially resulting in the realization of capital losses (particularly, as regards fixed income securities, in a rising interest rate environment), or to borrow funds from available credit sources, in order to fund the payment of such obligations. In any of such events, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.
Cash Flows. Operating activities increased cash by $383.3 million, $402.9 million and $309.4 million in 2007, 2006 and 2005, respectively. Net investing activities used $364.2 million of cash during 2007 primarily for the purchase of securities. Financing activities used $16.1 million of cash, principally for the repayment of outstanding borrowings under the Amended Credit Agreement, the redemption of the Junior Debentures held by Delphi Funding L.L.C., and the repurchase of the Company’s Class A Common Stock, partially offset by proceeds from the issuance of the 2007 Junior Debentures.
Share Repurchase Program. On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1,500,000 shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management’s assessment of market conditions for its common stock and other potential uses of capital. During the second half of 2007, the Company repurchased 695,500 and 966,200 shares of its Class A Common Stock under its former and new share repurchase program, respectively, at a total cost of $62.4 million with a volume weighted average price of $37.56 per share. During the first half of 2006, the Company repurchased 480,900 shares of its Class A Common Stock at a total cost of $16.6 million with a volume weighted average price of $34.47 per share. At December 31, 2007, the repurchase of 533,800 shares remained authorized under the new share repurchase program. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4,987.9 million at December 31, 2007, consists primarily of investments in fixed maturity securities, mortgage loans, investments in limited partnerships, investments in limited liability companies, trading account securities and short-term investments. During 2007, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $102.6 million from year-end 2006, before related increases in the cost of business acquired of $6.2 million and an increase in the income tax provision of $30.8 million. In addition, the Company recognized pre-tax net investment losses of $1.9 million in 2007. The weighted average credit rating of those of the Company’s fixed maturity securities having ratings by nationally recognized statistical rating organizations was “AA” at December 31, 2007. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks, which are discussed below.
At December 31, 2007, approximately 30% of the Company’s total invested assets were comprised of corporate fixed maturity securities. Eighty-two percent of the Company’s corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA — 4%, AA — 19%, A — 21%, and BBB — 38%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To reduce its exposure to corporate credit risk, the Company diversifies its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 21% of the Company’s total invested assets at December 31, 2007. Ninety-eight percent of the Company’s mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security’s underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.
The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2007, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 12.5 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.
The types and amounts of investments made by the Company’s insurance subsidiaries are subject to the insurance laws and regulations of their respective states of domicile. Each of these states has comprehensive investment regulations. In addition, the Company’s Amended Credit Agreement also contains limitations, with which the Company is currently in compliance in all material respects, on the composition of the Company’s investment portfolio. The Company also continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited.
Asset/Liability Management and Market Risk. Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company’s other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the “duration gap,” remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which relate to its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2007, the Company maintained these duration gaps within the aforementioned maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2007, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in foreign currency denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company’s investment in foreign currency denominated fixed maturity securities during 2007 was less than 0.6% of total invested assets.
The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses assist the Company in estimating the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company’s interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $89.7 million at December 31, 2007 as compared to a decline of approximately $70.3 million at December 31, 2006. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company’s investment portfolio in reaction to such interest rate changes. Consequently, the results indicated by these analyses will likely be materially different from the actual changes in the value of the Company’s assets that will be experienced under given interest rate scenarios.
The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, future borrowing requirements, the interest rate environment and other market conditions. At December 31, 2007, a hypothetical 10% decrease in market interest rates would cause a corresponding $7.6 million increase in the fair value of the Company’s fixed-rate corporate debt which matures in 2033 as compared to an increase of

$9.9 million at December 31, 2006. Because interest expense on the Company’s floating-rate corporate debt that was outstanding at December 31, 2007 would have fluctuated as prevailing interest rates changed, changes in market interest rates would not have materially affected its fair value.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products under indemnity reinsurance agreements with various unaffiliated reinsurers. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1 — Business. The Company pays reinsurance premiums generally based upon percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. Effective July 1, 2007, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 100% previously) of its excess workers’ compensation risks between $5.0 million and $10.0 million per occurrence. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, and 85% of its workers’ compensation risks between $50.0 million and $100.0 million per occurrence. Effective October 1, 2007, the Company entered into a reinsurance agreement under which it cedes 75% (compared to 60% previously) of its excess workers’ compensation risks between $100.0 million and $150.0 million, per occurrence. Effective January 1, 2007, the Company cedes through indemnity reinsurance risks in excess of $200,000 (compared to $150,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies. Effective January 1, 2008, the Company further reduced its reinsurance coverage for new and existing employer paid group life policies by entering a reinsurance agreement under which it cedes risks in excess of $300,000 per individual and type of coverage. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. Management’s judgment is most critical in the estimation of its liabilities for future policy benefits and unpaid claims and claim expenses and its assets for cost of business acquired and in the valuation of its investments. A discussion of how management applies these critical accounting policies follows.
Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $2,353.4 million at December 31, 2007, represent management’s best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company’s property and casualty reserve methodologies, assumptions and the resulting reserves. The Company’s projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company’s insurance reserves are based upon management’s informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company’s insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company’s results of operations for the periods in which such revisions are made. There were no material changes in the current year in the actuarial methods and/or assumptions from those used in the previous periods; however, in 2007, 2006 and 2005, the Company experienced degrees of adverse variance in loss experience from its past projections. See “Property and Casualty Insurance Reserves” in Part I, Item 1 — Business.
The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company’s disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant’s age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent increase or decrease in the group long-term disability claim termination rate established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2007 by approximately $0.8 million, which would in turn have increased or decreased, respectively, its 2007 net income by $0.5 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company’s discount rate assumptions are discussed in further detail below.
The Company’s reserves for unpaid claims and claim expenses are determined on an individual basis for reported claims, for which case reserves are established, and estimates of incurred but not reported (“IBNR”) losses are developed on the basis of past experience. The unpaid claims and claim expense reserves carried for the Company’s casualty insurance products represent the difference between the selected ultimate loss amount and the loss amount paid to date. The unpaid claims and claim expense reserves carried for the Company’s disability and accident insurance products are established by the incurred loss development method (as described below) utilizing various mathematic tools in order to project future loss experience based on the Company’s historical loss experience. The difference between total unpaid claims and claim expense reserves and case unpaid claims and claim expense reserves represent the IBNR reserve. The following table summarizes the composition of the Company’s total reserves for disability, accident and property and casualty claims and claim expenses, split between case and IBNR reserves, as of December 31, 2007 (dollars in millions):

Balance, net of reinsurance:
Case reserves
Disability and accident	$672.7
Property and casualty	270.4
IBNR reserves
Disability and accident	225.4
Property and casualty	580.6

Total reserves	1,749.1
Reinsurance receivables	244.3

Balance, gross of reinsurance	$1,993.4

Balance Sheets:
Future policy benefits:
Disability and accident	$688.0
Unpaid claims and claim expenses:
Disability and accident	341.4
Property and casualty	964.0

$1,993.4

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company’s property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year the claim is incurred. At December 31, 2007, disability and primary and excess workers’ compensation reserves for unpaid claims and claim expenses with a carrying value of $1,177.8 million have been discounted at a weighted average rate of 5.5%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Primary and excess workers’ compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims at the time the claims are settled. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers’ compensation claims incurred in 2007 would have decreased the amount of the reserves it established with respect to such claims by approximately $2.9 million, and a 25 basis point decrease in such rates would have increased the amount of such reserves by the same amount. In both cases, discount rate changes of this type and magnitude would be intended to reasonably reflect corresponding changes in market interest rates. These levels of change to the Company’s discount rate would have increased, in the first case, or decreased, in the second, its 2007 net income by $1.9 million.
The primary actuarial methods used to establish the Company’s reserves for unpaid claims and claim expenses for its property and casualty insurance products are the incurred loss development method and the Bornhuetter-Ferguson expected loss method. Under the incurred loss development method, various mathematic tools are utilized in order to project future loss experience based on the Company’s historical loss experience. This method is utilized for accident years as to which management believes a sufficient level of historical loss experience exists. For more recent years for which this level of experience does not exist, management utilizes the Bornhuetter-Ferguson expected loss method to establish loss reserves. Under this method, in addition to historical loss experience, the Company also takes into account an expected loss ratio based on information determined during the initial pricing of the business, including, among other factors, rate increases and changes in terms and conditions.
The Company’s actuaries select an ultimate loss reserve amount for its property and casualty insurance products by reviewing the results of the actuarial methods described above, as well as other tertiary methods which serve to provide supplemental data points, and applying judgments to achieve a point estimate for the ultimate loss amount, rather than calculating ranges around the reserves. Reserves for unpaid claims and claim expenses for such products represent management’s best estimate and are based upon this actuarially derived point estimate. In reviewing and determining the adequacy of this estimate, management considers several factors such as historical results, changes to policy pricing, terms and conditions, deductibles, SIR levels and attachment points, claims-handling staffing, practices and procedures, effects of claim inflation, industry loss trends, reinsurance coverages, underwriting initiatives, and changes in state legislative and regulatory environments.
For the Company’s property and casualty insurance products, a review of the nine most recent years’ historical loss development variation reflects an annual range of —3.4% to + 6.6%. The average annual increase reflected in such review was +3.7% and the average decrease was —1.7%. If the Company were to assume subsequent loss development of +3.7% or -1.7%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2007 would be increased by $28.0 million in the first case, which would have decreased its 2007 net income by $18.2 million, or decreased by $12.6 million in the second, which would have increased its 2007 net income by $8.2 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company’s results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company’s unpaid claims and claim expenses could be changed by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
For the reasons described above, if the Company’s actual loss experience from its current or discontinued products is less favorable than the Company’s assumptions or estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.
Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting, and certain sales support expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection

With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. It defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The Company made an after-tax reduction to its retained earnings at January 1, 2007, the date of adoption of SOP 05-1, in the amount of $82.6 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet. See Note A to the Consolidated Financial Statements. Deferred acquisition costs related to group life, disability and accident products, which totaled $97.8 million at December 31, 2007, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs related to casualty insurance products, which totaled $13.2 million at December 31, 2007, are amortized over the period in which the related premium is earned. Deferred acquisition costs related to annuity products, which totaled $62.4 million at December 31, 2007, are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies’ anticipated surrender charges and mortality, investment and expense margins. The amortization is a constant percentage of estimated gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated gross profits. Adjustments are made each year to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. The unamortized balance of deferred policy acquisition costs related to certain asset accumulation products is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of other comprehensive income or loss in shareholders’ equity. Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $80.7 million, $78.7 million and $67.2 million in 2007, 2006 and 2005, respectively. These amounts represented 59%, 33% and 31% of the total amounts of the deferred acquisition cost balances outstanding at the beginnings of the respective periods.
Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income or loss in shareholders’ equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety-six percent of the Company’s fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Investments acquired through private placements which are not actively traded in a liquid market and do not have other mechanisms for their liquidation totaled $144.2 million at December 31, 2007. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. In certain cases, estimates of the fair value of investments managed by third party investment managers are based on values provided to the Company by such managers. All such investments are classified as available for sale. The Company’s ability to liquidate these investments in a timely manner, if necessary, may be limited by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments that varied materially from the amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different than the amounts reported.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which addresses the manner in which fair value should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework that fair value measures should follow under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard will also require companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. See Note A to the Consolidated Financial Statements.
Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. Management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent changes in credit ratings of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are also considered. In 2007, 2006 and 2005, the Company recognized losses totaling $4.1 million, $4.2 million and $4.2 million, respectively, for the other than temporary decline in the value of various fixed maturity and other securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer’s credit ratings, deteriorating financial results of issuers, adverse changes in the estimated amount and timing of future cash flows from securities and the impact of adverse economic conditions on issuers’ financial positions. Investment grade and non-investment grade fixed maturity securities comprised 68.0% and 6.0%, respectively, of the Company’s total investment portfolio at December 31, 2007. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $59.5 million and $114.7 million, respectively, at December 31, 2007. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $1.5 million and $26.3 million, respectively, at December 31, 2007. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company’s balance sheet as a component of other comprehensive income or loss. The Company anticipates that if certain existing declines in security values are determined to be other than temporary, it may recognize additional investment losses in the range of $7 million to $15 million pre-tax ($5 million to $10 million on an after-tax basis) with respect to the relevant securities. However, the extent of any such losses will depend on future market developments and changes in security values, and such losses may exceed or be lower than such range. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of the Company’s procedures for the evaluation of other than temporary impairment in valuation. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses.
The Company also invests in certain investment funds organized as limited partnerships and limited liability companies which invest in various financial instruments. These investments are reflected in the Company’s financial statements under the equity method; accordingly, positive or negative changes in the value of the investees’ underlying investments are included in net investment income. For this purpose, the Company estimates the values of its investments in these entities based on values provided by their managers. The Company believes that its estimates reasonably reflect the values of its investments in these entities; however, there can be no assurance that such values will ultimately be realized upon liquidation of such investments, which generally can occur only through a redemption or withdrawal from the various entities, since no trading market exists for these investments. Such redemptions and withdrawals are generally available only at specified intervals upon the giving of specified prior notice to the applicable entity.
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A — Risk Factors. The Company disclaims any obligation to update forward-looking information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by Item 7A is included in this Form 10-K under the heading “Liquidity and Capital Resources — Asset/Liability Management and Market Risk.” beginning on page 37 of this Form 10-K.
Item 8. Financial Statements and Supplementary Data
The information required by Item 8 is included in this Form 10-K beginning on page 51 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.
Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm’s report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Delphi Financial Group, Inc.
We have audited Delphi Financial Group, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
February 25, 2008

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference, and in Item 4 in Part I of this Form 10-K.
On June 5, 2007, Robert Rosenkranz, the Company’s Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.
Item 11. Executive Compensation
The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Party Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders, under the caption “Independent Auditors” and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 52 of this Form 10-K.

(b)	The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (5)

2.2	Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (7)

3.1	Amendment to Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (6)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (16)

3.4	Amended and Restated By-laws of Delphi Financial Group, Inc., as amended (Exhibit 3.1)(18)

4.1	Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a)) (11)

4.2	First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b)) (11)

4.3	Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein (Exhibit 4.1) (12)

4.4	Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2) (12)

4.5	Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Exhibit 4.3) (12)

4.6	Junior Subordinated Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.1) (23)

4.7	First Supplemental Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.2) (23)

4.8	Form of Junior Subordinated Debentures (Exhibit 4.3) (23)

10.1	Amended and Restated Credit Agreement, dated as of October 25, 2006, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (20)

10.2	Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1) (8)

10.3	Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1) (22)

10.4	The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (1)

10.5	Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2) (9)

10.6	Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.8) (2)

10.7	Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9) (2)

10.8	2003 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (10)

10.9	SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (4)

10.10	Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30) (5)

10.11	Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(5)

10.12	Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (5)

10.13	Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.2) (21)

10.14	2007 Exhibits to the Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.3) (21)

10.15	Stock Option Award Agreement, dated July 8, 2003, for Harold F. Ilg (Exhibit 10.5) (12)

10.16	Amendment of Stock Option Award Agreement, dated January 4, 2006, for Harold F. Ilg (Exhibit 10.17) (17)

10.17	Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1) (14)

10.18	Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (Exhibit 10.19) (17)

10.19	Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Plan (Exhibit 10.1) (21)

10.20	Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2) (13)

10.21	Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (3)

10.22	Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (12)

10.23	Employment letter, dated April 19, 2006, for Donald A. Sherman (Exhibit 10.1) (19)

10.24	Form of Restricted Share Unit Award Agreement (Exhibit 99.1) (15)

10.25	SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (4)

10.26	Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (4)

10.27	Restricted Share Unit Amendment and Consolidation Agreement for Robert M. Smith, Jr. (Exhibit 10.1) (25)

10.28	Delphi Financial Group, Inc. Second Amended and Restated Long-Term Performance Based Incentive Plan (Exhibit 10.1)(24)

10.29	Supplement to Credit Agreement dated November 8, 2007, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (Exhibit 10.1) (26)

11.1	Computation of Results per Share of Common Stock (27)

21.1	List of Subsidiaries of the Company (28)

23.1	Consent of Sidley Austin LLP (Exhibit 23.1) (23)

23.2	Consent of Ernst & Young LLP (28)

24.1	Powers of Attorney (28)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (28)

31.2	Certification by the Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (28)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28)

(1)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1992.

(2)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).

(3)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1994.

(4)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1995.

(5)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).

(6)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1998.

(8)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002.

(10)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2003.

(11)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 20, 2003.

(12)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003.

(13)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(14)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.

(15)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated February 9, 2005.

(16)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(17)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

(18)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006.

(19)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.

(20)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated October 25, 2006.

(21)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2007

(22)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 8, 2007.

(23)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 23, 2007.

(24)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 23, 2007.

(25)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007.

(26)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated November 7, 2007.

(27)	Incorporated herein by reference to Note N to the Consolidated Financial Statements included elsewhere herein.

(28)	Filed herewith.

(c)	The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 52 of this Form 10-K are included under Item 8 and are presented beginning on page 84 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name	Capacity	Date

/s/ ROBERT ROSENKRANZ (Robert Rosenkranz)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
* (Kevin R. Brine)	Director	February 28, 2008
* (Lawrence E. Daurelle)	Director	February 28, 2008
* (Edward A. Fox)	Director	February 28, 2008
* (Steven A. Hirsh)	Director	February 28, 2008
* (Harold F. Ilg)	Director	February 28, 2008
* (James M. Litvack)	Director	February 28, 2008
* (James N. Meehan)	Director	February 28, 2008
* (Philip R. O’Connor)	Director	February 28, 2008
/s/ DONALD A. SHERMAN (Donald A. Sherman)	Director, President and Chief Operating Officer	February 28, 2008
/s/ ROBERT M. SMITH, JR. (Robert M. Smith, Jr.)	Director and Executive Vice President	February 28, 2008
* (Robert F. Wright)	Director	February 28, 2008
* (Thomas W. Burghart)	Vice President and Treasurer (Principal Accounting and Financial Officer)	February 28, 2008

* BY:	/s/ ROBERT ROSENKRANZ

Attorney-in-Fact

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment (losses) gains and loss on redemption of debentures	$393,550	$393,444	$388,712	$399,002
Net realized investment (losses) gains	(382)	937	(1,480)	(972)
Loss on redemption of junior subordinated deferrable interest debentures	(2,192)	—	—	—

Total revenues	390,976	394,381	387,232	398,030
Operating income	62,213	68,084	65,075	64,675
Income from continuing operations	39,194	42,914	40,729	41,675
Net income	39,194	42,914	40,729	41,675

Basic results per share of common stock:
Income from continuing operations	$0.78	$0.85	$0.80	$0.84
Net income	0.78	0.85	0.80	0.84

Diluted results per share of common stock:
Income from continuing operations	$0.76	$0.83	$0.79	$0.81
Net income	0.76	0.83	0.79	0.81

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding realized investment (losses) gains	$321,988	$341,056	$361,349	$388,056
Net realized investment (losses) gains	(1,251)	(294)	(335)	1,022

Total revenues	320,737	340,762	361,014	389,078
Operating income	53,358	57,862	58,378	63,826
Income from continuing operations	32,832	35,824	36,168	40,179
Net income	32,822	32,901	36,169	40,176

Basic results per share of common stock:
Income from continuing operations	$0.66	$0.72	$0.73	$0.80
Net income	0.66	0.66	0.73	0.80

Diluted results per share of common stock:
Income from continuing operations	$0.65	$0.71	$0.71	$0.78
Net income	0.65	0.65	0.71	0.78
Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.
In the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business and has classified the operating results of this business as discontinued operations. Net income for 2007 was not impacted by discontinued operations. Net income for the first, second, third and fourth quarters of 2006 include after-tax (loss) income from discontinued operations of $(10,000), $(2.9) million, $1,000 and $(3,000), respectively. See “Other Transactions” in Part I, Item 1 — Business and Note R to the Consolidated Financial Statements. Results for the first, second, third and fourth quarters of 2007 include pre-tax investment losses of $1.4 million, $0.5 million, $0.6 million and $1.5 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities. Results for the first, second, third and fourth quarters of 2006 include pre-tax investment losses of $0.7 million, $1.5 million, $1.1 million and $0.8 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. See “Results of Operations” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Delphi Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, in 2007 the Company changed its method of accounting for cost of business acquired.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Financial Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
February 25, 2008

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Premium and fee income	$1,304,161	$1,156,578	$990,211
Net investment income	270,547	255,871	223,569
Net realized investment (losses) gains	(1,897)	(858)	9,003
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(2,192)	—	—

	1,570,619	1,411,591	1,222,783

Benefits and expenses:
Benefits, claims and interest credited to policyholders	944,901	847,486	725,207
Commissions	84,526	74,391	66,677
Amortization of cost of business acquired	81,222	80,768	69,281
Other operating expenses	199,923	175,522	157,597

	1,310,572	1,178,167	1,018,762

Income from continuing operations before interest and income tax expense	260,047	233,424	204,021

Interest expense:
Corporate debt	16,870	20,172	15,607
Junior subordinated debentures	7,891	—	—
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	2,727	5,211	4,855

	27,488	25,383	20,462

Income from continuing operations before income tax expense	232,559	208,041	183,559

Income tax expense	68,047	63,038	56,875

Income from continuing operations	164,512	145,003	126,684

Loss from discontinued operations, net of income tax benefit	—	(2,935)	(13,350)

Net income	$164,512	$142,068	$113,334

Basic results per share of common stock:
Income from continuing operations	$3.27	$2.92	$2.58
Net income	3.27	2.86	2.31

Diluted results per share of common stock:
Income from continuing operations	$3.19	$2.85	$2.52
Net income	3.19	2.79	2.25

Dividends paid per share of common stock	$0.35	$0.31	$0.24
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2007	2006
Assets:
Investments:
Fixed maturity securities, available for sale	$3,691,694	$3,377,578
Short-term investments	286,033	400,239
Other investments	1,010,141	705,563

	4,987,868	4,483,380
Cash	51,240	48,204
Cost of business acquired	174,430	267,920
Reinsurance receivables	402,785	410,593
Goodwill	93,929	93,929
Other assets	260,602	251,975
Assets held in separate account	123,956	114,474

Total assets	$6,094,810	$5,670,475

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$290,775	$279,919
Disability and accident	688,023	610,618
Unpaid claims and claim expenses:
Life	69,161	58,752
Disability and accident	341,442	300,693
Casualty	963,974	857,662
Policyholder account balances	1,083,121	1,119,218
Corporate debt	217,750	263,750
Junior subordinated debentures	175,000	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	59,762
Advances from Federal Home Loan Bank	55,342	55,342
Other liabilities and policyholder funds	924,257	775,477
Liabilities related to separate account	123,956	114,474

Total liabilities	4,953,420	4,495,667

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,717,899 and 48,010,697 shares issued and outstanding, respectively	487	480
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,934,183 and 5,671,744 shares issued and outstanding	59	57
Additional paid-in capital	509,742	474,722
Accumulated other comprehensive (loss) income	(42,497)	19,133
Retained earnings	828,116	763,386
Treasury stock, at cost; 6,227,416 and 4,565,716 shares of Class A Common Stock, respectively, and 227,216 and 0 shares of Class B Common Stock, respectively	(154,517)	(82,970)

Total shareholders’ equity	1,141,390	1,174,808

Total liabilities and shareholders’ equity	$6,094,810	$5,670,475

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance, January 1, 2005	$304	$39	$406,908	$57,371	$534,540	$(59,314)	$939,848

Net income	—	—	—	—	113,334	—	113,334
Other comprehensive income:
Decrease in net unrealized appreciation on investments	—	—	—	(37,193)	—	—	(37,193)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785
Net change in minimum pension liability adjustment	—	—	—	(699)	—	—	(699)

Comprehensive income							76,227
Issuance of stock, exercise of stock options and share conversions	9	—	27,697	—	—	—	27,706
Stock-based compensation	—	—	7,926	—	—	—	7,926
Acquisition of treasury stock	—	—	—	—	—	(7,079)	(7,079)
Cash dividends	—	—	—	—	(11,589)	—	(11,589)

Balance, December 31, 2005	$313	$39	$442,531	$20,264	$636,285	$(66,393)	$1,033,039

Net income	—	—	—	—	142,068	—	142,068
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	3,199	—	—	3,199
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785
Net change in minimum pension liability adjustment	—	—	—	8	—	—	8

Comprehensive income							146,060
Adoption of Statement of Financial Accounting Standard No. 158	—	—	—	(5,123)	—	—	(5,123)
Issuance of stock, exercise of stock options and share conversions	8	(1)	23,439	—	—	—	23,446
Stock-based compensation	—	—	8,931	—	—	—	8,931
Acquisition of treasury stock	—	—	—	—	—	(16,577)	(16,577)
Cash dividends	—	—	—	—	(14,967)	—	(14,967)
Three-for-two stock split	159	19	(179)	—	—	—	(1)

Balance, December 31, 2006	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808
Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255

Net income	—	—	—	—	164,512	—	164,512
Other comprehensive income:
Decrease in net unrealized appreciation on investments	—	—	—	(65,621)	—	—	(65,621)
Decrease in net loss on cash flow hedge	—	—	—	786	—	—	786
Net change in pension liability adjustment	—	—	—	3,205	—	—	3,205

Comprehensive income							102,882
Issuance of stock, exercise of stock options and share conversions	7	2	27,438	—	—	—	27,447
Stock-based compensation	—	—	7,582	—	—	—	7,582
Acquisition of treasury stock	—	—	—	—	—	(71,547)	(71,547)
Cash dividends	—	—	—	—	(17,229)	—	(17,229)

Balance, December 31, 2007	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$164,512	$142,068	$113,334
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	245,031	270,620	227,188
Net change in reinsurance receivables and payables	5,335	5,160	13,818
Amortization, principally the cost of business acquired and investments	73,084	70,935	62,014
Deferred costs of business acquired	(108,574)	(100,260)	(89,601)
Net realized losses (gains) on investments	1,897	858	(9,003)
Net change in federal income tax liability	23,757	28,590	16,924
Other	(21,723)	(15,046)	(25,274)

Net cash provided by operating activities	383,319	402,925	309,400

Investing activities:
Purchases of investments and loans made	(1,210,252)	(1,119,894)	(1,946,034)
Sales of investments and receipts from repayment of loans	550,991	747,841	1,408,018
Maturities of investments	171,927	206,223	180,292
Net change in short-term investments	114,206	(305,849)	1,484
Change in deposit in separate account	8,948	(2,008)	(5,876)

Net cash used by investing activities	(364,180)	(473,687)	(362,116)

Financing activities:
Deposits to policyholder accounts	116,729	200,820	102,708
Withdrawals from policyholder accounts	(159,035)	(131,229)	(101,701)
Borrowings under revolving credit facility	112,000	31,000	88,000
Principal payments under revolving credit facility	(158,000)	(2,000)	(11,000)
Change in liability for Federal Home Loan Bank advances	—	—	(30,000)
Proceeds from the issuance of 2007 Junior Debentures	172,309	—	—
Redemption of junior subordinated deferrable interest debentures	(37,728)	—	—
Purchase of treasury stock	(62,417)	(16,577)	(7,079)
Other financing activities	39	8,459	15,957

Net cash (used) provided by financing activities	(16,103)	90,473	56,885

Increase in cash	3,036	19,711	4,169
Cash at beginning of year	48,204	28,493	24,324

Cash at end of year	$51,240	$48,204	$28,493

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Note A – Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. (“DFG”) and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company (“RSLIC”), Safety National Casualty Corporation (“SNCC”), First Reliance Standard Life Insurance Company (“FRSLIC”), Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), Safety First Insurance Company (“SFIC”), SIG Holdings, Inc. (“SIG”) and Matrix Absence Management, Inc. (“Matrix”). The term “Company” shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2006 and 2005 consolidated financial statements to conform with the 2007 presentation. As of December 31, 2007, Mr. Robert Rosenkranz, Chairman of the Board and Chief Executive Officer of DFG, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company’s common stock.
Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers’ compensation, group life, travel accident and dental. The Company’s asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Canada. The Company’s two reportable segments are group employee benefit products and asset accumulation products. The Company’s reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses, the loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities and before interest and income tax expense. The accounting policies of the Company’s segments are the same as those used in the consolidated financial statements.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Investments. Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Short-term investments are carried at fair value. Other investments consist primarily of mortgage loans, investments in limited partnerships, equity securities, trading account securities, investments in limited liability companies and amounts receivable from investment sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2007 and 2006, the Company had investments in mortgage loans in the aggregate amounts of $177.7 million and $164.3 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. At December 31, 2007 and 2006, the Company had investments in limited partnerships of $357.9 million and $139.1 million, respectively. Investments in limited partnerships are reflected on the equity method, with earnings included in net investment income. Equity securities are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. At December 31, 2007 and 2006, the Company had investments in limited liability companies of $116.7 million and $97.6 million, respectively. Investments in limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. At December 31, 2007 and 2006, the Company had investments in trading account securities in the aggregate amounts of $145.4 million and $139.9 million, respectively. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in income.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2007
Note A – Summary of Significant Accounting Policies – (Continued)
Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than amortized cost and the Company’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are also considered.
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
Cost of Business Acquired. Costs relating to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting and certain sales support expenses, are deferred when incurred. For certain annuity products, these costs are amortized over the anticipated lives of the policies in relation to the present value of estimated gross profits from such policies’ anticipated surrender charges and mortality, investment and expense margins. For funding agreements, the deferred acquisition costs are amortized over the expected life of the contracts using a method that approximates the interest method. Deferred acquisition costs for life, disability and accident products are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Deferred acquisition costs for casualty insurance products are amortized over the period in which the related premium is earned. The present value of estimated future profits (“PVFP”), which was recorded in connection with the acquisition of RSLIC and FRSLIC in 1987, is included in cost of business acquired. The PVFP related to annuities is subject to accrual of interest on the unamortized balance at the credited rate and amortization is a constant percentage of the present value of estimated future gross profits on the business. Amortization of the PVFP for disability and group life insurance is at the discount rate established at the time of the acquisition. The unamortized balance of cost of business acquired related to certain asset accumulation products is also adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on available for sale securities had been realized at the balance sheet date. The impact of this adjustment, net of the related income tax expense or benefit, is included in net unrealized appreciation and depreciation as a component of accumulated other comprehensive income or loss.
Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. This statement defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement transactions that are determined to result in substantial changes to the replaced contracts are accounted for as extinguishments of the replaced contracts, and any unamortized deferred acquisition costs and other balances related to the replaced contracts are immediately recognized as expense in the income statement. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs and unearned revenue

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note A – Summary of Significant Accounting Policies – (Continued)
liabilities related to the replaced contract continue to be deferred and amortized in connection with the replacement contracts. Any costs associated with the issuance of the replacement contracts are characterized as maintenance costs and expensed as incurred. The Company made an after-tax reduction to its retained earnings at January 1, 2007, the date of adoption of SOP 05-1, in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet.
Receivables from Reinsurers. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.
Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the “other” segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2007, 2006, or 2005.
Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The Company receives a proportionate share of the income or loss of the assets of the separate account, and income is generally reinvested in the separate account. The Company allocates its proportionate interest in the separate account’s assets to the corresponding captions in the Company’s balance sheet.
Future Policy Benefits. The liabilities for future policy benefits for traditional nonparticipating business, excluding annuity business, have been computed using a net level method. Mortality, morbidity and other assumptions are based either on the Company’s past experience or various actuarial tables, modified as necessary for possible variations. Changes in these assumptions could result in changes in these liabilities.
Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. SNCC utilizes anticipated investment income as a factor in the premium deficiency calculation. At December 31, 2007, disability and primary and excess workers’ compensation reserves with a carrying value of $1,177.7 million have been discounted at a weighted average rate of 5.5%, with the rates ranging from 3.7% to 7.5%.
Policyholder Account Balances. Policyholder account balances are comprised of the Company’s reserves for interest-sensitive insurance products, including annuities. During the first quarter of 2006, the Company issued $100 million of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Reserves for annuity products are equal to the policyholders’ aggregate accumulated value. Reserves for the funding agreements are equal to the outstanding principal amount and accrued interest.
Junior Subordinated Deferrable Interest Debentures underlying Company-obligated Mandatorily Redeemable Capital Securities issued by Unconsolidated Subsidiaries. Pursuant to revised FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” the Company does not consolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Instead, the Company has presented in its consolidated financial statements the junior subordinated deferrable interest debentures as a liability and its interest in the subsidiaries that hold these debentures as a component of other assets. During the first quarter of 2007, the Company redeemed $36.0 million

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note A – Summary of Significant Accounting Policies – (Continued)
liquidation amount of capital securities concurrently with the redemption by the Company of the underlying junior subordinated deferrable interest debentures, which decreased the liability by $39.1 million to $20.6 million and decreased the asset by $3.1 million to $0.6 million.
Income Taxes. The Company files a life/non-life consolidated federal tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The non-life subgroup includes DFG, SNCC, FRSLIC, SFIC and the other non-insurance subsidiaries of the Company. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company’s income tax return.
As of January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken by a company in a tax return by prescribing a financial statement recognition threshold and measurement attribute for such positions. The Interpretation applies to positions for all open tax years. The Company’s tax years through 2002 are closed to further assessment by the Internal Revenue Service. FIN No. 48 requires that companies recognize the impact of the tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on classification, interest, penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize any accruals for interest and penalties, related to unrecognized tax benefits in income tax expense. The adoption of FIN No. 48 did not have a material effect on the Company’s financial condition or results of operations.
Pension and Other Postretirement Benefits. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Prior accounting standards only required footnote disclosure of a plan’s funded status. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The adjustment to ending accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income or loss. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.
Premium Recognition. The Company’s group life, disability and accident insurance products consist primarily of long-duration contracts, and, accordingly, premiums for these products are recognized as revenue when due from policyholders. The Company’s casualty insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period and recognized in proportion to the amount of insurance protection provided. All insurance-related revenue is reported net of premiums ceded under reinsurance arrangements. A reserve is provided for the portion of premiums written which relates to unexpired contract terms. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk. Revenue from asset accumulation products consists of policy charges for the cost of insurance, policy administration charges and surrender charges assessed against the policyholder account balances during the period.
Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised) (“123R”), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. The Company adopted SFAS No. 123R using the modified prospective transition method, under which compensation cost is recognized for all new awards granted after the date of adoption and for any unvested awards previously granted for which expenses were not being recognized under SFAS No. 123. In addition, SFAS No. 123R also requires the Company to reflect the tax savings

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note A – Summary of Significant Accounting Policies – (Continued)
resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. These cash flows were not material to the Company’s consolidated statements of cash flows for the year ended December 31, 2007 and 2006.
The Company recognized stock compensation expenses of $9.3 million, $9.7 million and $8.5 million for 2007, 2006 and 2005, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2007 was $15.3 million and the weighted average period of time over which this expense will be recognized is 3.2 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	19.2%	24.4%	17.5%
Expected dividends	0.8%	0.9%	0.8%
Expected lives of options (in years)	6.5	6.5	3.4
Risk-free rate	4.6%	4.8%	4.2%
The expected volatility reflects the Company’s past monthly stock price volatility. The expected life of options granted in 2007 and 2006 were calculated using the “simplified method” in accordance with Staff Accounting Bulletin 107. For options granted in 2005, the Company used a projected expected life based on employees’ historical exercise behavior. The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
The Company’s stock-based compensation plans and related activity are more fully described in Note M.
The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $11.46, $8.07, and $9.85, respectively. The cash proceeds from stock options exercised were $8.3 million, $11.0 million and $15.0 million for the year ended 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $26.3 million, $18.8 million and $20.7 million, respectively. The Company’s actual benefits from tax deductions realized in excess of recognized compensation cost were $8.8 million, $6.7 million and $7.5 million in 2007, 2006 and 2005, respectively, and are included as a component of additional paid in capital.
Statements of Cash Flows. Cash includes deposits on hand in the Company’s bank accounts. At December 31, 2007 and 2006, various client escrow accounts represented $19.6 million and $23.5 million, respectively, of the Company’s total cash balance. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption “short-term investments” in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the manner in which fair value should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework that fair value measures should follow under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard will also require companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, the FASB issued a Staff Position, FSP FAS 157-b, to delay the effective date of SFAS No. 157 one year for certain nonfinancial assets and nonfinancial liabilities. This deferral is not applicable to financial assets and financial liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note A – Summary of Significant Accounting Policies – (Continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 provides entities with a one-time opportunity, upon initial adoption of this statement, to elect the fair value option for existing eligible items. Upon such election, any differences between the carrying amount of the selected item and its fair value as of the effective date would be included in the cumulative-effect adjustment to beginning retained earnings and all subsequent changes in fair value for the instrument elected would be reported in earnings. By electing the fair value option, an entity can achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the statement is permitted upon satisfaction of certain conditions. The effect of the Company’s adoption of SFAS No. 159 on January 1, 2008 was not material to its consolidated financial position or results of operations.
In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”. Upon adoption of this SOP, companies must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”), which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Companies subject to the Guide are required to record all of their investments at fair value, with changes in value being reflected in earnings. For an entity that is subject to the Guide, SOP 07-1 also addresses whether a parent company of, or equity method investor in, such entity should utilize the specialized accounting standards of the Guide in its consolidated financial statements. The provisions of SOP 07-1 and FSP FIN 46(R)-7 were scheduled to become effective for fiscal years beginning on or after December 15, 2007.  However, in February 2008, the FASB issued FSP SOP 07-1-1 which indefinitely delayed the effective date of SOP 07-1.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “ Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the comparability of the information that a reporting entity provides in its financial reports about a business combination. To achieve these objectives, SFAS No. 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in this statement. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations whose acquisition dates preceded the application of this statement are not to be adjusted upon application of this statement.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which defines a noncontrolling interest as the portion of the equity (residual interest) in a subsidiary attributable to the owners of the subsidiary other than the parent and the parent’s affiliates. SFAS No. 160 defines the accounting for and the financial reporting of a noncontrolling interest in consolidated financial statements. Accordingly, a noncontrolling interest in a consolidated subsidiary shall be presented in a consolidated statement of financial position as a separate component of equity. The Statement requires the changes in ownership interests in a consolidated subsidiary that does not result in a loss of control to be recorded as an equity transaction with no gain or loss recognized. For a change in the ownership interests in a consolidated subsidiary that results in a loss of control or a deconsolidation, a gain or loss shall be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. In the case of such a deconsolidation, SFAS No. 160 requires the establishment of a new fair value basis for the remaining noncontrolling ownership interest, with a gain or loss recognized for the difference between that new basis and the historical cost basis of the remaining ownership interest. Upon adoption the registrant is required to present, the amounts of consolidated net income and consolidated comprehensive income attributable to the parent and the

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note A – Summary of Significant Accounting Policies – (Continued)
non controlling interest separately on the face of the consolidated financial statements. This statement also requires a detailed reconciliation of the changes in the equity of a noncontrolling interest during the period. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Prospective adoption is required with some exceptions. Earlier application of SFAS No. 160 is prohibited. The adoption of SFAS No. 160 is not expected to have any material effect on the Company’s financial conditions or results of operations.
Note B – Investments
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,105,518	$16,306	$(55,342)	$1,066,482
Corporate securities	1,533,671	22,985	(52,519)	1,504,137
U.S. Treasury and other U.S. Government guaranteed securities	49,454	2,704	—	52,158
U.S. Government-sponsored enterprises	153,138	1,112	—	154,250
Obligations of U.S. states, municipalities and political subdivisions	905,176	16,370	(6,879)	914,667

Total fixed maturity securities	$3,746,957	$59,477	$(114,740)	$3,691,694

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Mortgage-backed securities	$944,065	$12,642	$(16,764)	$939,943
Corporate securities	1,394,478	37,367	(14,022)	1,417,823
U.S. Treasury and other U.S. Government guaranteed and sponsored securities	96,185	1,472	(2,483)	95,174
U.S. Government-sponsored enterprises	157,635	86	(1,783)	155,938
Obligations of U.S. states, municipalities and political subdivisions	748,470	20,457	(227)	768,700

Total fixed maturity securities	$3,340,833	$72,024	$(35,279)	$3,377,578

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note B – Investments – (Continued)
The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Mortgage-backed securities	$1,105,518	$1,066,482

Other securities:
Less than one year	116,484	116,469
Greater than 1, up to 5 years	464,692	463,342
Greater than 5, up to 10 years	849,726	846,496
Greater than 10 years	1,210,537	1,198,905

Total	$3,746,957	$3,691,694

Net investment income was attributable to the following:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Gross investment income:
Fixed maturity securities	$232,624	$204,287	$189,814
Mortgage loans	22,966	19,291	14,764
Other	41,626	65,490	44,012

	297,216	289,068	248,590
Less: Investment expenses	26,669	33,197	25,021

	$270,547	$255,871	$223,569

Net realized investment (losses) gains arose from the following:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Fixed maturity securities	$(2,603)	$(3,247)	$2,656
Other investments	706	2,389	6,347

	$(1,897)	$(858)	$9,003

Proceeds from sales of fixed maturity securities during 2007, 2006 and 2005 were $524.8 million, $489.7 million and $1,084.3 million, respectively. Gross gains of $6.0 million, $6.3 million and $12.2 million and gross losses of $5.0 million, $6.1 million and $5.3 million, respectively, were realized on those sales. In 2007, 2006 and 2005, the net (losses) gains realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain fixed maturity securities of $3.6 million, $3.4 million and $4.2 million, respectively. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income or loss. See Note K to the Consolidated Financial Statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note B – Investments – (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Mortgage-backed securities	$285,684	$(26,938)	$240,650	$(28,404)	$526,334	$(55,342)
Corporate securities	449,456	(33,192)	229,845	(19,328)	679,301	(52,520)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprises	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	264,460	(6,710)	2,586	(168)	267,046	(6,878)

Total fixed maturity securities	$999,600	$(66,840)	$473,081	$(47,900)	$1,472,681	$(114,740)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Mortgage-backed securities	$191,460	$(3,277)	$362,590	$(13,487)	$554,050	$(16,764)
Corporate securities	252,165	(4,211)	262,012	(9,811)	514,177	(14,022)
U.S. Treasury and other U.S. Government guaranteed and sponsored securities	14,133	(203)	47,411	(2,280)	61,544	(2,483)
U.S. Government-sponsored enterprises	61,428	(302)	88,464	(1,481)	149,892	(1,783)
Obligations of U.S. states, municipalities & political subdivisions	33,040	(162)	6,414	(65)	39,454	(227)

Total fixed maturity securities	$552,226	$(8,155)	$766,891	$(27,124)	$1,319,117	$(35,279)

The Company regularly evaluates its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. The gross unrealized losses in 2007 are attributable to over nine hundred fifty fixed maturity security positions with no unrealized loss attributable to any one security exceeding $2.7 million. At December 31, 2007 approximately 27% of these aggregate gross unrealized losses relate to fixed maturity security positions as to which such losses represent 10% or less of the amortized cost for the applicable security. Unrealized losses attributable to investment grade fixed maturity securities as determined by nationally recognized statistical rating organizations at December 31, 2007 comprised 77% of the aggregate gross unrealized losses. Unrealized losses attributable to non-investment grade fixed maturity securities at December 31, 2007 comprised 23% of the aggregate gross unrealized losses. For fixed maturity securities, management evaluated the financial position and prospects of the issuers, conditions in the issuers’ industries and geographic areas, and liquidity of the investments. Based on an evaluation of these factors and the other factors described in Note A to the Consolidated Financial Statements and the Company’s ability and intent to retain the investments to allow for the anticipated recovery in the investments’ fair value, management believes that the unrealized losses in the table above are temporary.
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment (losses) gains of $(0.7) million, $1.0 million and $0.6 million in 2007, 2006 and 2005, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note B – Investments – (Continued)
interest rate and credit default swap agreements at December 31, 2007 or 2006. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2007 or 2006.
Bonds and short-term investments with amortized costs of $123.4 million and $98.9 million at December 31, 2007 and 2006, respectively, are on deposit with various states’ insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company’s insolvency or bankruptcy. The amount of assets restricted for this purpose was $97.9 million and $100.5 million at December 31, 2007 and 2006, respectively.
At December 31, 2007 and 2006, approximately 30% and 32%, respectively, of the Company’s total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 21% and 21% of the Company’s total invested assets at December 31, 2007 and 2006, respectively. The Company’s mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or are not rated by any such organizations. Such securities, which are included in fixed maturity securities, had fair values of $299.8 million and $254.6 million at December 31, 2007 and 2006, respectively, and constituted 6.0% and 5.7% of total invested assets at December 31, 2007 and 2006, respectively.
The fair value of the Company’s investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of the Company’s shareholders’ equity at December 31, 2007 was as follows: JPMorgan Chase & Co., Inc. fixed maturity securities — $199.6 million.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note C – Disability, Accident and Casualty Future Policy Benefits and Unpaid Claims and Claim Expenses
The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Balance at beginning of year, net of reinsurance	$1,521,829	$1,284,400	$1,088,984
Add provisions for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	620,286	535,973	486,752
Prior years	15,497	44,793	31,735

Incurred claims and claim expenses during the current year, net of reinsurance	635,783	580,766	518,487

Deduct claims and claim expenses payments, net of reinsurance, occurring during:
Current year	126,763	99,956	98,247
Prior years	281,743	243,381	224,824

	408,506	343,337	323,071

Balance at end of year, net of reinsurance	1,749,106	1,521,829	1,284,400
Reinsurance receivables at end of year	244,333	247,144	249,101

Balance at end of year, gross of reinsurance (1)	$1,993,439	$1,768,973	$1,533,501

Balance Sheets:
Future policy benefits:
Disability and accident	$688,023	$610,618

Unpaid claims and claim expenses:
Disability and accident	341,442	300,693
Casualty (1)	963,974	857,662

	$1,993,439	$1,768,973

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See Note R to the Consolidated Financial Statements.
In 2007, 2006 and 2005, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note D – Corporate Debt
On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provided for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. On November 8, 2007, the amount of such facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a Supplement to the Credit Agreement. The Company had outstanding borrowings of $74.0 million and $120.0 million under the Amended Credit Agreement at December 31, 2007 and 2006, respectively. Interest on borrowings under the Amended Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or at Bank of America’s prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2007, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.
On May 20, 2003, the Company issued $143.8 million of 8.00% Senior Notes due 2033 (the “2033 Senior Notes”) in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company’s previous revolving credit facility and to repay in full the principal amount of $66.5 million of existing 8.00% senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they subject to any sinking fund requirements. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company’s subsidiaries, including the insurance subsidiaries’ obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2007, the Company was in compliance in all material respects with the terms of the related indenture.
To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. At December 31, 2007, 2006 and 2005 the net loss on the treasury rate lock agreement included in accumulated other comprehensive income or loss was $4.3 million, $5.0 million and $5.8 million, respectively, net of an income tax benefit of $2.3 million, $2.7 million and $3.1 million, respectively.
Interest paid by the Company on its corporate debt totaled $15.4 million, $18.6 million and $13.6 million during 2007, 2006 and 2005, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note E – Advances from the Federal Home Loan Bank
The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the “FHLB”). At December 31, 2007 and 2006, the advance from the FHLB, including accrued interest, totaled $55.3 million. Interest expense on the advance is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advance was 7.5% at December 31, 2007 and 2006. The advance of $55.0 million, which was obtained at a fixed rate, has a remaining term of 12.5 years at December 31, 2007. This advance is collateralized by fixed maturity securities with a fair value of $57.7 million.
Note F – Income Taxes
Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Federal income tax expense at statutory rate	$81,396	$72,814	$64,245
Tax-exempt income and dividends received deduction	(12,781)	(10,179)	(7,753)
Other	(568)	403	383

	$68,047	$63,038	$56,875

All of the Company’s current and deferred income tax expense is due to federal income taxes as opposed to state income taxes.
Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.
The components of the net deferred tax liability are as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Cost of business acquired	$50,493	$84,216
Future policy benefits and unpaid claims and claim expenses	88,992	71,685
Investments	—	33,103
Other	11,550	16,323

Gross deferred tax liabilities	151,035	205,327

Future policy benefits and unpaid claims and claim expenses	(7,423)	(8,133)
Investments	(17,277)	—
Other	(38,534)	(37,155)
Net operating loss carryforwards	(962)	(12,971)

Gross deferred tax assets	(64,196)	(58,259)

Net deferred tax liability	$86,839	$147,068

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note F – Income Taxes – (Continued)
Current tax expense, deferred tax expense, current tax liability (recoverable) and income taxes paid and refunded are as follows:

	As of or for the Year Ended
	December 31,
	2007	2006	2005
	(dollars in thousands)
Current tax expense	$48,361	$32,556	$28,565
Deferred tax expense	19,686	30,482	28,310
Current tax liability (recoverable)	24,529	7,427	(1,283)
Income taxes paid	29,300	23,700	25,608
Income tax refunds	—	2,682	—
At December 31, 2007, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $2.7 million, which will begin expiring in 2025. The Company’s federal tax returns are routinely audited by the Internal Revenue Service (“IRS”). Tax years through 2003 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.
Note G – Fair Values of Financial Instruments
The fair values of the Company’s financial instruments are shown below. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the aggregate fair value amounts presented below do not represent the underlying value of the Company.

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale	$3,691,694	$3,691,694	$3,377,578	$3,377,578
Short-term investments	286,033	286,033	400,239	400,239
Other investments	1,010,141	1,010,141	705,563	705,563
Assets held in separate account	123,956	123,956	114,474	114,474

Liabilities:
Policyholder account balances	1,007,472	963,914	1,046,200	1,008,560
Corporate debt	217,750	210,275	263,750	268,235
Junior subordinated debentures	175,000	129,220	—	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	20,619	59,762	61,565
Advances from Federal Home Loan Bank	55,342	67,338	55,342	65,694
Liabilities related to separate account	123,956	123,956	114,474	114,474

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note G – Fair Values of Financial Instruments – (Continued)
The fair values for fixed maturity securities and short-term investments have been obtained from broker-dealers, nationally recognized statistical organizations and, in the case of certain structured notes, by reference to the fair values of the underlying investments. Securities acquired through private placements in the Company’s fixed maturity and equity securities portfolio that are not actively traded in a liquid market and do not have other mechanisms for their sale totaled $144.2 million and $106.4 million at December 31, 2007 and 2006, respectively. The Company estimates the fair value of these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. In certain cases, estimates of the fair value of investments managed by third party investment managers are based on values provided to the Company by such managers. All such investments are classified as available for sale. The Company’s ability to liquidate these investments in a timely manner, if necessary, may be adversely impacted by the lack of an actively traded market. Historically, the Company has not realized amounts on dispositions of non-marketable investments materially in excess of the gain or loss amounts estimated by the Company under this valuation methodology. The Company believes that its estimates reasonably reflect the fair values of these securities; however, had there been an active market for these securities during the applicable reporting periods, the market prices may have been materially different than the amounts reported. The carrying values for all other invested assets approximate fair values based on the nature of the investments. The carrying values of separate account assets and liabilities approximate their fair value.
Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $63.4 million and $58.5 million at December 31, 2007 and 2006, respectively. Fair values for policyholder account balances were determined by deducting an estimate of the future profits to be realized from the business, discounted at a current interest rate, from the adjusted carrying values.
The Company believes the fair values of its variable rate long-term debt and variable rate junior subordinated deferrable interest debentures are equal to their carrying value. The Company pays variable rates of interest on this debt and these debentures, which reflect changed market conditions since the time the terms were negotiated. The fair values of the 2033 Senior Notes and the junior subordinated debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.
Note H – Junior Subordinated Deferrable Interest Debentures underlying the Company-Obligated Mandatorily Redeemable Capital Securities of Unconsolidated Subsidiaries
In 1997, Delphi Funding L.L.C. (“Delphi Funding”), a consolidated subsidiary of the Company prior to the adoption of revised FIN No. 46 in 2004, issued $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the “Capital Securities”) in a public offering. In connection with the issuance of the Capital Securities and the related purchase by the Company of all of the common limited liability company interests in Delphi Funding, the Company issued to Delphi Funding $103.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the “Junior Debentures”). During 2001, the Company repurchased $64.0 million liquidation amount of the Capital Securities in the open market.
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
On May 15, 2003, Delphi Financial Statutory Trust I (the “Trust”), a Connecticut statutory trust and consolidated subsidiary of the Company prior to the adoption of revised FIN No. 46 in 2004, issued $20.0 million liquidation amount of Floating Rate Capital Securities (the “2003 Capital Securities”) in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (the “2003 Common Securities” and, collectively with the 2003 Capital Securities, the “Trust Securities”), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the “2003 Junior Debentures”). Interest on the 2003 Junior Debentures is payable quarterly on February 15, May

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note H – Junior Subordinated Deferrable Interest Debentures underlying the Company-Obligated Mandatorily Redeemable Capital Securities of Unconsolidated Subsidiaries – (Continued)
15, August 15 and November 15 of each year. The interest rate on the 2003 Junior Debentures resets quarterly to a rate equal to the London interbank offered interest rate, LIBOR, for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The weighted average interest rates on the 2003 Junior Debentures were 9.45%, 9.15%, and 7.40% for the years ended December 31, 2007, 2006 and 2005, respectively. The distribution and other payment dates on the Trust Securities correspond to the interest and other payment dates on the 2003 Junior Debentures. The 2003 Junior Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the 2003 Junior Debentures, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption.
As a result of the adoption of FIN No. 46R in 2004, the Company was required to deconsolidate its subsidiaries that hold junior subordinated deferrable interest debentures of the Company which underlie the Company-obligated mandatorily redeemable capital securities of these subsidiaries. Therefore, at December 31, 2007, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $20.6 million as a liability and its interest of $0.6 million in the subsidiaries that hold these debentures as a component of other assets. At December 31, 2006, the Company presented in its consolidated financial statements the junior subordinated deferrable interest debentures of $59.8 million as a liability and its interest of $3.7 million in the subsidiaries that hold these debentures as a component of other assets.
Interest paid by the Company on the outstanding junior subordinated deferrable interest debentures totaled $3.6 million, $5.2 million and $4.8 million during 2007, 2006 and 2005, respectively.
Note I – Junior Subordinated Debentures
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and, the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount (which, in general, would consist of the present value of a principal payment on, and scheduled interest payments from the redemption date through, May 15, 2017, discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used to repay all borrowings then outstanding under the Amended Credit Agreement and for other general corporate purposes.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note I – Junior Subordinated Debentures – (Continued)
On May 27, 2007, in connection with the issuance of the 2007 Junior Debentures, the Company entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness (which will initially be the 8.00% Senior Notes due 2033). Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined.
During the year 2007, the Company paid a total of $6.2 million interest on these junior debentures.
Note J – Shareholders’ Equity and Restrictions
The holders of the Company’s Class A Common Stock are entitled to one vote per share, and the holders of the Company’s Class B Common Stock are entitled to the number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes per share.
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company’s outstanding Class A and Class B Common Stock. The quarterly cash dividend was $0.06 per share during 2005. In 2006, the Company’s Board of Directors increased the cash dividend by 33%, which represents the combined increases approved during the first and second quarters, to $0.08 per share compared to the 2005 level. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend by 12.5% to $0.09 per share. During 2007, 2006 and 2005, the Company paid cash dividends on its capital stock in the amounts of $17.2 million, $15.0 million and $11.6 million, respectively. Under the Company’s Amended Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long as the Company would be in compliance with the requirements of the agreement after giving effect to the dividend, repurchase or redemption.
The Company’s life insurance subsidiaries had consolidated statutory capital and surplus of $464.6 million and $422.7 million at December 31, 2007 and 2006, respectively. Consolidated statutory net income for the Company’s life insurance subsidiaries was $61.6 million, $49.6 million and $56.8 million, in 2007, 2006 and 2005, respectively. The consolidated statutory net income for the Company’s life insurance subsidiaries for 2007, 2006 and 2005 includes a pre-tax charge of $2.8 million, $1.3 million and $4.2 million, respectively, for the other than temporary decline in the value of certain securities. The Company’s casualty insurance subsidiary had statutory capital and surplus of $463.0 million and $416.0 million at December 31, 2007 and 2006, respectively, and consolidated statutory net income of $54.6 million, $42.8 million and $17.2 million in 2007, 2006 and 2005, respectively. The consolidated statutory net income for the Company’s casualty insurance subsidiary included after-tax loss of $0, $2.9 million and $13.4 million during 2007, 2006 and 2005, respectively, attributable to its non-core property catastrophe reinsurance business that it decided to exit in the fourth quarter of 2005. Payment of dividends by the Company’s insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company’s insurance subsidiaries will be permitted to make dividend payments totaling $99.5 million during 2008 without prior regulatory approval.
On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1.5 million shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. The previous program had authorized the Company to purchase up to 5.5 million shares of its outstanding Class A Common Stock. At December 31, 2007, 0.5 million shares remained authorized for future purchases. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program. During 2007, 2006 and 2005, the Company purchased 1.7 million shares, 0.5 million shares and 0.2 million shares, respectively, of its Class A Common Stock for a total cost of $62.4 million, $16.6 million, and $7.1 million, respectively, with a volume weighted average price of $37.52 per share, $34.47 per share and $31.46 per share, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note J – Shareholders’ Equity and Restrictions – (Continued)
The following table provides a reconciliation of beginning and ending shares:

	Year Ended December 31,
	2007	2006	2005
	(shares in thousands)
Class A Common Stock:
Beginning balance	48,011	31,274	30,418
Issuance of stock, exercise of stock options and conversion of shares	707	890	856
Three-for-two stock split	—	15,847	—

Ending balance	48,718	48,011	31,274

Class B Common Stock:
Beginning balance	5,672	3,904	3,904
Issuance of stock, exercise of stock options and conversion of shares	262	(123)	—
Three-for-two stock split	—	1,891	—

Ending balance	5,934	5,672	3,904

Class A Treasury Stock:
Beginning balance	4,566	2,723	2,573
Acquisition of treasury stock	1,661	321	150
Three-for-two stock split	—	1,522	—

Ending balance	6,227	4,566	2,723

Class B Treasury Stock:
Beginning balance	—	—	—
Acquisition of treasury stock	227	—	—

Ending balance	227	—	—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note K – Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Net
	Unrealized
	Appreciation
	(Depreciation)	Net	Defined
	on Available	Loss on	Benefit
	for Sale	Cash Flow	Pension
	Securities	Hedge	Plans	Total
		(dollars in thousands)
Balance, January 1, 2005	$64,683	$(6,610)	$(702)	$57,371

Unrealized depreciation on available for sale securities (1)	(35,803)	—	—	(35,803)
Reclassification adjustment for gains included in net income (2)	(1,390)	—	—	(1,390)

Net change in unrealized depreciation on investments	(37,193)	—	—	(37,193)

Reclassification adjustment for losses included in net income (3)	—	785	—	785
Net change in minimum pension liability adjustment (4)	—	—	(699)	(699)

Balance, December 31, 2005	$27,490	$(5,825)	$(1,401)	$20,264

Unrealized appreciation on available for sale securities (1)	2,225	—	—	2,225
Reclassification adjustment for losses included in net income (2)	974	—	—	974

Net change in unrealized appreciation on investments	3,199	—	—	3,199

Reclassification adjustment for losses included in net income (3)	—	785	—	785

Net change in minimum pension liability adjustment (4)	—	—	8	8

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (5)	—	—	357	357
Net loss arising during the period (6)	—	—	(6,104)	(6,104)
Amortization of net loss included in net periodic pension cost (7)	—	—	624	624

Net change in defined benefit pension plans	—	—	(5,123)	(5,123)

Balance, December 31, 2006	$30,689	$(5,040)	$(6,516)	$19,133

Unrealized depreciation on available for sale securities (1)	(66,731)	—	—	(66,731)
Reclassification adjustment for losses included in net income (2)	1,110	—	—	1,110

Net change in unrealized appreciation on investments	(65,621)	—	—	(65,621)

Reclassification adjustment for losses included in net income (3)	—	786	—	786

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (5)	—	—	338	338
Net gain arising during the period (6)	—	—	2,410	2,410
Amortization of net loss included in net periodic pension cost (7)	—	—	457	457

Net change in defined benefit pension plans	—	—	3,205	3,205

Balance, December 31, 2007	$(34,932)	$(4,254)	$(3,311)	$(42,497)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note K – Accumulated Other Comprehensive Income (Loss) – (Continued)

(1)	Net of an income tax (benefit) expense of $(19.3) million, $1.2 million and $35.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. Also, net of related adjustment to cost of business acquired of $15.3 million, $0.3 million and $6.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

(2)	Net of an income tax expense (benefit) of $0.7 million, $(0.5) million and $(0.6) million for the years ended December 31, 2005, 2006 and 2007, respectively.

(3)	Net of an income tax benefit of $0.4 million for each of the years ended December 31, 2005, 2006 and 2007, respectively.

(4)	Net of an income tax benefit of $0.4 million and $4,400 for the years ended December 31, 2005 and 2006, respectively.

(5)	Net of income tax expense of $0.2 million for each of the years ended December 31, 2006 and 2007, respectively.

(6)	Net of an income tax (benefit) expense of $(3.3) million and $1.3 million for the years ended December 31, 2006 and 2007, respectively.

(7)	Net of income tax expense of $0.3 million and $0.2 million for the years ended December 31, 2006 and 2007, respectively.
Note L – Commitments and Contingencies
Total rental expense for operating leases, principally for administrative and sales office space, was $11.0 million, $11.8 million and $10.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, future net minimum rental payments under non-cancelable operating leases were approximately $84.6 million, payable as follows: 2008 — $13.0 million, 2009 — $10.4 million, 2010 — $10.0 million, 2011 — $11.2 million and $40.0 million thereafter.
In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial position.
Note M – Stock-Based Compensation
Under the terms of the Company’s outside director’s stock plan and two employee stock option plans, a total of 15,912,500 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2008 and 2017.
In 2003, the Company’s Board of Directors approved a long-term incentive and share award plan (the “2003 Employee Award Plan”) for the granting of restricted shares, restricted share units, other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Compensation Committee of the Company’s Board of Directors (the “Committee”), can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. Under the terms of the 2003 Employee Award Plan, a total of 7,250,000 shares of Class A Common Stock, inclusive of the additional shares of 1,500,000, 1,500,000 and 2,000,000 shares approved at the 2004, 2006 and 2007 Annual Meetings, respectively, have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or another share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual based on such performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note M – Stock-Based Compensation – (Continued)
Restricted Share Units
In February 2008, the Company granted a total of 39,464 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2007. In February 2007, the Company granted a total of 37,349 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to three executive officers of the Company based on their performance during 2006. In February 2006, the Company granted a total of 18,339 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2005. The Company recognized $1.2 million, $1.5 million and $0.6 million of compensation expense in 2007, 2006 and 2005, respectively, related to these awards. The fair value of a restricted share unit is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The weighted average grant date fair value of restricted share units awarded during 2007, 2006, and 2005 was $40.83, $31.35 and $29.43, respectively. At December 31, 2007 and 2006, restricted share units of 91,144 and 53,795, respectively, were outstanding with a weighted average grant date fair value of $33.73 and $28.81, respectively. The weighted average grant date fair value of restricted share units granted in February 2008 was $29.14. The restricted share units that have been granted to date are subject to vesting provisions similar to those applicable to the deferred shares that may be granted under the long-term performance-based incentive plan for the Company’s chief executive officer.
Restricted Shares
In May 2007 and 2006, the Company granted 1,748 and 1,443 restricted shares of Class A Common Stock, respectively, under the outside director’s stock plan to certain directors of the Company, at such directors’ election, in lieu of the cash retainer for services as a member of the Company’s Board of Directors for the term of service through the Company’s next Annual Meeting of Stockholders subsequent to the respective date of grant and subject to a vesting period of four equal 90-day installments. Compensation expense related to the grants was not material in 2007 and 2006 and is included in the stock-based compensation expense disclosed in Note A under the caption “Stock-Based Compensation.” The fair value of a restricted share is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The weighted average grant date fair value of restricted shares awarded was $42.91 and $34.67 for the years ended December 31, 2007 and 2006, respectively. The total fair value of restricted shares having vested during 2007 and 2006 was not material in 2007 and 2006.
Performance-Contingent Incentive Options
In April 2004, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company’s Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,575,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSLIC’s parent company, meets specified cumulative financial performance targets for the three or five year periods beginning with 2004; otherwise, such options will be forfeited. As of December 31, 2006, RSLIC met the specified cumulative performance target for the three-year performance period; therefore, 787,500 options to purchase shares of the Company’s Class A Common Stock became exercisable. 112,500 of each executive’s options will become exercisable if RSLIC-Texas’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“RSLT PTOI”) for the five year performance period is at least $646.2 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT PTOI for such period exceeds $559.9 million, determined by interpolating between zero and 112,500 according to where the RSLT PTOI amount falls in the range between $559.9 million and $646.2 million.

Note M – Stock-Based Compensation – (Continued)
In December 2005, the Company granted additional performance-contingent incentive options to purchase 75,000 of the Company’s Class A Common Stock to each of seven members of executive management of RSLIC, for a total of 525,000 options, under the 2003 Employee Award Plan and the Second Amended and Restated Employee Stock Option Plan. The options have the same financial performance targets for the five-year performance period as the performance-contingent incentive options described above.
In May 2003, the Company granted performance-contingent incentive options to purchase 337,500 shares of the Company’s Class A Common Stock to each of the five members of senior executive management of SNCC, for a total of 1,687,500 options, under the 2003 Employee Award Plan and, in December 2005, approved the amendment to the performance targets under such options for the five-year performance period. The options, which have a ten-year term and whose exercise price was equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC’s parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options will be forfeited. The specified cumulative performance target for the three-year performance period ending December 31, 2005 was not satisfied; therefore, no options to purchase shares of the Company’s Class A Common Stock became exercisable. Under the option terms, as amended, 337,500 of each executive’s options will become exercisable if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the five year performance period is at least $417.2 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $370.4 million, determined by interpolating between zero and 337,500 according to where the SIG PTOI amount falls in the range between $370.4 million and $417.2 million. As of December 31, 2007, SIG met the specified cumulative performance target for the five-year performance period; therefore, 1,687,500 options to purchase shares of the Company’s Class A Common Stock became exercisable.
At December 31, 2007, 3,515,750 performance contingent incentive options were outstanding with a weighted average exercise price of $24.18, a weighted average contractual term of 6.1 years and an intrinsic value of $39.0 million. 2,390,750 options with a weighted average exercise price of $21.83, a weighted average contractual term of 5.7 years and an intrinsic value of $32.2 million were exercisable at December 31, 2007.
In February 2008, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company’s Class A Common Stock to four members of senior executive management of SNCC, and also granted performance-contingent incentive options to purchase 60,000 shares of Class A Common Stock to five members of executive management of SNCC, for a total of 1,200,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC’s parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2008; otherwise, such options will be forfeited. Sixty percent in number of each executive’s options will become exercisable if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the three year performance period is at least $473.5 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $431.7 million, determined by interpolating between zero and sixty percent according to where the SIG PTOI amount falls in the range between $431.7 million and $473.5 million. All of such options will become exercisable if SIG’s aggregate SIG PTOI for the five year performance period is at least $919.3 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $796.2 million, determined by interpolating between zero and the full number of options granted according to where the SIG PTOI amount falls in the range between $796.2 million and $919.3 million, minus the number of any options having become exercisable based upon the results for three year performance period.
Amended Performance Plan
Effective August 23, 2007, the Committee amended and restated the long-term performance-based incentive plan for the Company’s chief executive officer (the “Amended Performance Plan”). The Amended Performance Plan incorporates various prior amendments and effected certain additional amendments to the Amended and Restated Long-Term Performance-Based Incentive Plan previously adopted by the Company and approved by the stockholders of the Company in 2003. Under the terms of the Amended Performance Plan, the Committee has the authority to grant awards annually as deemed appropriate, to determine the number of shares subject to any award and to interpret the plan. The Amended

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note M – Stock-Based Compensation – (Continued)
Performance Plan provides for the award of up to 357,723 shares measured by reference to Stock Units, plus the Carryover Award Amount, as then in effect, per year over a ten-year term. A Stock Unit consists of restricted or deferred shares of the Company’s Class B Common Stock, each of which individual shares represent one Stock Unit, and options to purchase shares of Class B Common Stock represent one-third of one Stock Unit. The Carryover Award Amount consists of 715,446 restricted or deferred shares and options to purchase 2,146,328 shares of Class B Common Stock, representing the number of shares as to which awards were available but not granted under the predecessor plan for the performance period consisting of the 1999 through 2002 calendar years, and all or a portion of the Carryover Award Amount may be applied to increase the award amount for any calendar year of the Plan, with the Carryover Award Amount to be decreased by any portions applied for purposes of future calendar years of the Plan. The restricted or deferred shares may not be sold or otherwise disposed of until the earliest of the individual’s retirement, disability or death or a change of ownership of the Company, subject to such additional restrictions on sale or disposal as the Committee may determine to impose in connection with a particular award. The exercise price of the options awarded under the Amended Performance Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of the options is ten years. The options become exercisable 30 days following the date of grant. Under the predecessor plan, 536,586 deferred shares and 1,609,749 options were granted to the Company’s chief executive officer prior to 1999.
In February 2008, 2007 and 2006, the Committee awarded the Company’s chief executive officer 42,896 deferred shares, 73,475 deferred shares and 73,356 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2007, 2006 and 2005, respectively. The Company recognized $1.3 million, $3.0 million and $2.0 million of compensation expense relating to such awards in 2007, 2006 and 2005, respectively. The weighted average grant date fair value of deferred shares awarded during the year ended December 31, 2007, 2006 and 2005 was $40.83, $31.35 and $29.43, respectively. At January 1, 2007, 788,600 deferred shares were outstanding with a weighted average grant date fair value of $20.91. At December 31, 2007, 862,075 deferred shares were outstanding with a weighted average grant date fair value of $22.60. The weighted average grant date fair value of deferred shares granted in February 2008 was $29.14. The fair value of a deferred share is based on the market price of the Company’s Class A Common Stock on the date of grant.
In August 2007, the Committee awarded the Company’s chief executive officer 375,094 options under the Amended Performance Plan. Compensation expense related to the grant was not material in 2007 and is included in the stock-based compensation expense disclosed in Note A under the caption “Stock-Based Compensation.”
Service-Based Stock Options
Option activity with respect to the Company’s share award plans excluding the performance-contingent incentive options was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2007	3,552,668	$20.93
Granted	800,571	40.68
Exercised	(1,053,887)	16.27
Forfeited	(35,250)	34.49
Expired	(3,851)	15.60

Outstanding at December 31, 2007	3,260,251	27.15	5.5	$30,876

Exercisable at December 31, 2007	1,768,406	$19.54	2.9	$27,873

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note N — Computation of Results per Share

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$164,512	$145,003	$126,684
Loss from discontinued operations, net of income tax benefit	—	(2,935)	(13,350)

Net income	$164,512	$142,068	$113,334

Denominator:
Weighted average common shares outstanding	50,269	49,631	49,008
Effect of dilutive securities	1,310	1,308	1,259

Weighted average common shares outstanding, assuming dilution	51,579	50,939	50,267

Basic results per share of common stock:
Income from continuing operations	$3.27	$2.92	$2.58
Loss from discontinued operations, net of income tax benefit	—	(0.06)	(0.27)

Net income	$3.27	$2.86	$2.31

Diluted results per share of common stock:
Income from continuing operations	$3.19	$2.85	$2.52
Loss from discontinued operations, net of income tax benefit	—	(0.06)	(0.27)

Net income	$3.19	$2.79	$2.25

Note O – Reinsurance
The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance in an effort to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company’s retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies’ financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company’s reinsurance agreements require the reinsurer to set up security arrangements for the Company’s benefit in the event of certain ratings downgrades. As of December 31, 2007, the individual or group ratings of all of the Company’s significant reinsurers were either “B++” (Very Good) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.
At December 31, 2007 and 2006, the Company had reinsurance receivables of $402.8 million and $410.6 million, respectively. The Company’s reinsurance payables were not material at December 31, 2007 and 2006. A summary of reinsurance activity follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Premium income assumed	$91,714	$93,227	$58,852
Premium income ceded	114,614	112,020	95,688
Benefits, claims and interest credited ceded	106,845	111,176	95,088

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note P – Other Operating Expenses
The Company’s other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $110.2 million, $91.4 million and $76.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Premium taxes, licenses and fees were $35.4 million, $34.4 million and $30.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. All other general and administrative expenses were $54.3 million, $49.7 million and $50.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Note Q — Segment Information

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Revenues:
Group employee benefit products	$1,431,293	$1,273,473	$1,091,875
Asset accumulation products	101,143	101,290	87,797
Other (1)	42,272	37,686	34,108

	1,574,708	1,412,449	1,213,780

Net realized investment (losses) gains	(1,897)	(858)	9,003
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(2,192)	—	—

	$1,570,619	$1,411,591	$1,222,783

Operating income:
Group employee benefit products	$259,487	$225,409	$187,279
Asset accumulation products	31,511	30,251	23,565
Other (1)	(26,862)	(21,378)	(15,826)

	264,136	234,282	195,018

Net realized investment (losses) gains	(1,897)	(858)	9,003
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(2,192)	—	—

	$260,047	$233,424	$204,021

Net investment income (2):
Group employee benefit products	$163,701	$149,347	$130,713
Asset accumulation products	98,477	97,852	84,577
Other (1)	8,369	8,672	8,279

	$270,547	$255,871	$223,569

Amortization of cost of business acquired:
Group employee benefit products	$72,725	$70,560	$62,120
Asset accumulation products	8,497	10,208	7,161

	$81,222	$80,768	$69,281

Segment assets (2):
Group employee benefit products	$4,068,006	$3,654,195
Asset accumulation products	1,823,899	1,807,638
Other (1)	202,905	208,642

	$6,094,810	$5,670,475

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Note Q – Segment Information – (Continued)

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
Note R – Discontinued Operations
During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. For the years ended December 31, 2007, 2006 and 2005, the Company recognized premium income of $0.4 million, $1.2 million, and $17.4 million, respectively, and incurred losses of $0.6 million, $5.8 million, and $37.9 million, respectively, from this line of business. For the years ended December 31, 2007, 2006 and 2005, the Company recognized operating losses of $0, $2.9 million, and $13.4 million, respectively, net of an income tax benefit of $0, $1.6 million, and $7.2 million, respectively, from this line of business. The assets and liabilities related to the property catastrophe business were not material to the Company’s consolidated financial position at December 31, 2007 and 2006.

SCHEDULE I
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2007
(Dollars in Thousands)

			Amount
			Shown in
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet
Fixed maturity securities available for sale:

U.S. Government backed mortgage-backed securities	$640,852	$640,963	$640,963
Other mortgage-backed securities	464,666	425,519	425,519
U.S. Treasury and other U.S. Government guaranteed securities	49,454	52,158	52,158
U.S. Government-sponsored entities	153,138	154,250	154,250
Obligations of U.S. states, municipalities and political subdivisions	905,176	914,667	914,667
Corporate securities	1,533,671	1,504,137	1,504,137

Total fixed maturity securities	3,746,957	3,691,694	3,691,694

Equity securities:
Common stocks	56,842	59,697	59,697
Non-redeemable preferred stocks	16,000	12,527	12,527

Total equity securities	72,842	72,224	72,224

Mortgage loans	177,653	177,653	177,653
Short-term investments	286,033	286,033	286,033
Other investments	774,808	760,264	760,264

Total investments	$5,058,293	$4,987,868	$4,987,868

SCHEDULE II
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2007	2006
Assets:
Short-term investments	$12,786	$10,229
Other invested assets	40,736	47,200
Investment in operating subsidiaries	1,472,432	1,421,079
Investment in investment subsidiaries	43,841	45,760
Other assets	45,099	50,048

Total assets	$1,614,894	$1,574,316

Liabilities:
Corporate debt	$217,750	$263,750
Junior subordinated debentures	175,000	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	59,762
Amounts due to subsidiaries	6,896	4,783
Other liabilities	53,239	71,213

	473,504	399,508

Shareholders’ Equity:
Class A Common Stock	487	480
Class B Common Stock	59	57
Additional paid-in capital	509,742	474,722
Accumulated other comprehensive (loss) income	(42,497)	19,133
Retained earnings	828,116	763,386
Treasury stock	(154,517)	(82,970)

	1,141,390	1,174,808

Total liabilities and shareholders’ equity	$1,614,894	$1,574,316

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Equity in undistributed earnings of subsidiaries	$277,613	$244,983	$192,650
Dividends from operating subsidiaries	3,600	3,600	1,600
Other income	4,373	5,042	8,524
Realized investment losses	—	—	(1,193)
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(2,192)	—	—

	283,394	253,625	201,581

Expenses:
Operating expenses	21,460	22,447	16,446
Interest expense	29,375	27,652	22,114

	50,835	50,099	38,560

Income before income tax expense	232,559	203,526	163,021

Income tax expense	68,047	61,458	49,687

Net income	$164,512	$142,068	$113,334

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$164,512	$142,068	$113,334
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(193,797)	(169,015)	(132,593)
Change in other assets and other liabilities	5,660	14,693	3,986
Change in current and deferred income taxes	(9,566)	(12,209)	(11,833)
Amortization, principally of investments and debt issuance costs	772	1,048	1,249
Net realized gains on investments	—	—	1,193
Change in amounts due from/to subsidiaries	2,113	6,706	2,043

Net cash used by operating activities	(30,306)	(16,709)	(22,621)

Investing activities:
Purchases of investments and loans made	(2,709)	(3,496)	(26,453)
Sales of investments and receipts from repayment of loans	5,636	2,073	2,362
Net change in short-term investments	(2,557)	(6,539)	486
Sales (purchases) of investments in subsidiaries	1,011	1,436	(37,000)

Net cash provided (used) by investing activities	1,381	(6,526)	(60,605)

Financing activities:
Borrowings under revolving credit facility	112,000	31,000	88,000
Principal payments under revolving credit facility	(158,000)	(2,000)	(11,000)
Proceeds from the issuance of 2007 Junior Debentures	172,309	—	—
Redemption of Junior Debentures	(37,728)	—	—
Purchase of treasury stock	(62,417)	(16,577)	(7,079)
Other financing activities	2,761	10,542	13,342

Net cash provided by financing activities	28,925	22,965	83,263

(Decrease) increase in cash	—	(270)	37
Cash at beginning of year	—	270	233

Cash at end of year	$—	$—	$270

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Delphi Financial Group, Inc. and Subsidiaries.
The Company received cash dividends from subsidiaries of $3.6 million, $2.6 million and $1.6 million in 2007, 2006 and 2005, respectively.

SCHEDULE III
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Thousands)

		Future Policy
		Benefits and
	Cost of	Unpaid Claim		Policyholder
	Business	and Claim	Unearned	Account
	Acquired	Expenses	Premiums	Balances
2007
Group employee benefits products	$110,985	$2,189,961	$118,311	$—
Asset accumulation products	63,445	92,510	—	1,053,221
Other	—	70,904	—	29,900

Total	$174,430	$2,353,375	$118,311	$1,083,121

2006
Group employee benefits products	$209,430	$1,945,215	$124,426	$—
Asset accumulation products	58,490	89,500	—	1,089,051
Other	—	72,929	—	30,167

Total	$267,920	$2,107,644	$124,426	$1,119,218

2005
Group employee benefits products	$187,541	$1,702,950	$109,289	$—
Asset accumulation products	60,597	84,534	—	1,008,787
Other	—	75,388	—	30,823

Total	$248,138	$1,862,872	$109,289	$1,039,610

			Benefits,
			Claims and	Amortization
	Premium	Net	Interest	of Cost of	Other
	and Fee	Investment	Credited to	Business	Operating
	Income (1)	Income (2)	Policyholders	Acquired	Expenses (3)
2007
Group employee benefits products	$1,267,592	$163,701	$890,918	$72,725	$208,163
Asset accumulation products	2,666	98,477	52,814	8,497	8,321
Other	33,903	8,369	1,169	—	67,965

Total	$1,304,161	$270,547	$944,901	$81,222	$284,449

2006
Group employee benefits products	$1,124,126	$149,347	$793,303	$70,560	$184,201
Asset accumulation products	3,438	97,852	53,349	10,208	7,482
Other	29,014	8,672	834	—	58,230

Total	$1,156,578	$255,871	$847,486	$80,768	$249,913

2005
Group employee benefits products	$961,162	$130,713	$674,118	$62,120	$168,358
Asset accumulation products	3,220	84,577	49,856	7,161	7,215
Other	25,829	8,279	1,233	—	48,701

Total	$990,211	$223,569	$725,207	$69,281	$224,274

(1)	Net written premiums for casualty insurance products totaled $304.5 million, $312.2 million and $257.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment.

(3)	Other operating expenses include commissions.

SCHEDULE IV
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
(Dollars in Thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Life insurance in force as of December 31, 2007	$159,363,539	$17,358,631	$27,114	$142,032,022	—%

Year ended December 31, 2007:
Premium and fee income:
Life insurance and annuity	$402,457	$32,811	$499	$370,145	—%
Accident and health insurance	593,911	51,442	51,524	593,993	9%
Casualty insurance	300,669	29,099	33,343	304,913	11%
Other	35,115	—	—	35,115

Total premium and fee income	$1,332,152	$113,352	$85,366	$1,304,166

Life insurance in force as of December 31, 2006	$145,990,536	$21,400,901	$28,617	$124,618,252	—%

Year ended December 31, 2006:
Premium and fee income:
Life insurance and annuity	$359,708	$37,629	$1,126	$323,205	—%
Accident and health insurance	498,199	44,135	52,536	506,600	10%
Casualty insurance	291,852	30,256	39,570	301,166	13%
Other	25,607	—	—	25,607

Total premium and fee income	$1,175,366	$112,020	$93,232	$1,156,578

Life insurance in force as of December 31, 2005	$132,847,822	$20,236,656	$30,495	$112,641,661	—%

Year ended December 31, 2005:
Premium and fee income:
Life insurance and annuity	$319,889	$32,562	$511	$287,838	—%
Accident and health insurance	433,699	38,560	39,565	434,704	9%
Casualty insurance	250,319	24,566	18,790	244,543	8%
Other	23,126	—	—	23,126

Total premium and fee income	$1,027,033	$95,688	$58,866	$990,211

SCHEDULE VI
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS (1)
(Dollars in Thousands)

	December 31,
	2007	2006
Deferred policy acquisition costs	$13,169	$13,816

Reserves for unpaid claims and claim expenses	963,974	857,662

Discount, if any, deducted from above (2)	490,808	423,604

Unearned premiums	110,719	109,760

	Year Ended December 31,
	2007	2006	2005
Earned premiums	$305,305	$302,373	$261,903

Net investment income	84,712	76,602	65,065

Claims and claim expenses incurred related to:

Current year	155,052	136,134	141,785
Prior years (3)	37,443	70,060	56,698

Amortization of deferred policy acquisition costs	32,958	29,896	26,601

Paid claims and claim adjustment expenses	93,914	97,283	96,700

Net premiums written	304,845	312,129	273,219

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business.

(2)	Based on discount rates ranging from 3.7% to 7.5%.

(3)	In 2007, 2006 and 2005, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.