Form 10-Q
period 2008-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2008-05-12
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
As of April 30, 2008, the Registrant had 41,623,849 shares of Class A Common Stock and 5,706,967 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Premium and fee income	$342,290	$322,247
Net investment income	32,337	71,303
Net realized investment losses	(6,436)	(382)
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	—	(2,192)

	368,191	390,976

Benefits and expenses:
Benefits, claims and interest credited to policyholders	242,912	238,212
Commissions	21,267	19,711
Amortization of cost of business acquired	16,423	20,892
Other operating expenses	52,203	49,948

	332,805	328,763

Operating income	35,386	62,213

Interest expense:
Corporate debt	4,224	5,054
Junior subordinated debentures	3,240	—
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	404	1,284

	7,868	6,338

Income before income tax expense	27,518	55,875

Income tax expense	6,374	16,681

Net income	$21,144	$39,194

Basic results per share of common stock:
Net income	$0.43	$0.78

Diluted results per share of common stock:
Net income	$0.42	$0.76

Dividends paid per share of common stock	$0.09	$0.08
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2008	2007
Assets:
Investments:
Fixed maturity securities, available for sale	$3,634,611	$3,691,694
Short-term investments	436,947	286,033
Other investments	767,563	1,010,141

	4,839,121	4,987,868
Cash	41,429	51,240
Cost of business acquired	193,361	174,430
Reinsurance receivables	391,955	402,785
Goodwill	93,929	93,929
Other assets	298,452	260,602
Assets held in separate account	118,022	123,956

Total assets	$5,976,269	$6,094,810

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$294,151	$290,775
Disability and accident	708,001	688,023
Unpaid claims and claim expenses:
Life	73,657	69,161
Disability and accident	353,250	341,442
Casualty	989,775	963,974
Policyholder account balances	1,109,886	1,083,121
Corporate debt	243,750	217,750
Junior subordinated debentures	175,000	175,000
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	20,619
Other liabilities and policyholder funds	812,083	979,599
Liabilities related to separate account	118,022	123,956

Total liabilities	4,898,194	4,953,420

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,831,865 and 48,717,899 shares issued and outstanding, respectively	488	487
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,934,183 shares issued and outstanding	59	59
Additional paid-in capital	515,011	509,742
Accumulated other comprehensive loss	(110,843)	(42,497)
Retained earnings	844,917	828,116
Treasury stock, at cost; 6,796,016 and 6,227,416 shares of Class A
Common Stock, respectively, and 227,216 shares of Class B Common Stock	(171,557)	(154,517)

Total shareholders’ equity	1,078,075	1,141,390

Total liabilities and shareholders’ equity	$5,976,269	$6,094,810

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands) (Unaudited)

				Accumulated
				Other
	Class A	Class B	Additional	Comprehensive
	Common	Common	Paid-in	Income	Retained	Treasury
	Stock	Stock	Capital	(Loss)	Earnings	Stock	Total
Balance, January 1, 2007	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808
Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255
Net income	—	—	—	—	39,194	—	39,194
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	331	—	—	331
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196
Change in net periodic pension cost	—	—	—	268	—	—	268

Comprehensive income							39,989
Issuance of stock and exercise of stock options	3	—	12,126	—	—	—	12,129
Stock-based compensation			1,466				1,466
Cash dividends	—	—	—	—	(3,933)	—	(3,933)

Balance, March 31, 2007	$483	$57	$488,314	$19,928	$716,094	$(82,970)	$1,141,906

Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390

Net income	—	—	—	—	21,144	—	21,144
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(68,553)	—	—	(68,553)
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196
Change in net periodic pension cost	—	—	—	11	—	—	11

Comprehensive loss							(47,202)
Issuance of stock and exercise of stock options	1	—	4,741	—	—	—	4,742
Stock-based compensation	—	—	528	—	—	—	528
Acquisition of treasury stock	—	—	—	—	—	(17,040)	(17,040)
Cash dividends	—	—	—	—	(4,343)	—	(4,343)

Balance, March 31, 2008	$488	$59	$515,011	$(110,843)	$844,917	$(171,557)	$1,078,075

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$21,144	$39,194
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	92,314	109,180
Net change in reinsurance receivables and payables	10,184	(2,584)
Amortization, principally the cost of business acquired and investments	15,238	21,692
Deferred costs of business acquired	(33,115)	(30,387)
Net realized losses on investments	6,437	381
Net change in federal income tax liability	(16,573)	8,586
Other	1,899	(56,787)

Net cash provided by operating activities	97,528	89,275

Investing activities:
Purchases of investments and loans made	(298,167)	(408,925)
Sales of investments and receipts from repayment of loans	254,129	139,880
Maturities of investments	54,442	33,727
Net change in short-term investments	(150,914)	159,221
Change in deposit in separate account	790	(636)

Net cash used by investing activities	(139,720)	(76,733)

Financing activities:
Deposits to policyholder accounts	53,843	21,866
Withdrawals from policyholder accounts	(27,698)	(34,557)
Borrowings under revolving credit facility	29,000	38,000
Principal payments under revolving credit facility	(3,000)	(4,000)
Redemption of junior subordinated deferrable interest debentures	—	(37,728)
Acquisition of treasury stock	(17,040)	—
Other financing activities	(2,724)	4,431

Net cash provided (used) by financing activities	32,381	(11,988)

(Decrease) Increase in cash	(9,811)	554
Cash at beginning of period	51,240	48,204

Cash at end of period	$41,429	$48,758

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2007 Form 10-K.
Accounting Changes
Fair Value Measurements. As of January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which addresses the manner in which the fair value of companies’ assets and liabilities should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework for conducting fair value measures under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard also requires companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. SFAS No.157 establishes a fair value hierarchy of three levels based upon the transparency and availability of information used in measuring the fair value of assets or liabilities as of the measurement date. The levels are categorized as follows:
Level 1- Valuation is based upon quoted prices for identical assets or liabilities in active markets. Level 1 fair value is not subject to valuation adjustments or block discounts.
Level 2 — Valuation is based upon quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active. In addition, a company may use various valuation techniques or pricing models that use observable inputs to measure fair value.
Level 3 — Valuation is generated from techniques in which one or more of the significant inputs are not observable. These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.
In February 2008, the FASB issued Staff Position, FSP FAS 157-2, which delayed the effective date of SFAS No. 157 until January 1, 2009 for certain nonfinancial assets and nonfinancial liabilities. This deferral is not applicable to financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations. The Company’s fair value measurements are described further in Note C.
Fair Value Option. As of January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items, and any differences between the carrying amount of the selected item and its fair value as of the effective date are included in the cumulative-effect adjustment to beginning retained earnings. All subsequent changes in fair value for the instrument elected are reported in earnings. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations as the Company elected not to apply the provisions of SFAS No. 159 to any of its existing eligible financial assets or liabilities on the date of adoption.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A – Significant Accounting Policies – (Continued)
Stock -Based Compensation. As of January 1, 2008, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 110. SAB No. 110 allows companies to continue using the “simplified method” as prescribed under SAB No. 107 under certain circumstances to estimate the expected term of options granted in accordance with SFAS No. 123 (Revised), “Share-Based Payment.” SAB No. 110 permits use of the simplified method when sufficient historical data is not available to provide a reasonable basis upon which to estimate the expected term of the options granted. The assumptions made by the Company with regard to its stock-based compensation are described in Note F.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised) (“141R”), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited specified exceptions. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. Assets and liabilities arising from a business combination having an earlier acquisition date are not to be adjusted upon the effectiveness of this statement.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which prescribes the accounting for and the financial reporting of a noncontrolling interest in a company’s subsidiary, which is the portion of the equity (residual interest) in the subsidiary attributable to owners thereof other than the parent and the parent’s affiliates. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in a consolidated statement of financial position as a separate component of equity and that changes in ownership interests in a consolidated subsidiary that does not result in a loss of control be recorded as an equity transaction with no gain or loss recognized. For a change in the ownership interests in a consolidated subsidiary that results in a loss of control or a deconsolidation, a gain or loss is recognized in the amount of the difference between the proceeds of that sale and the carrying amount of the interest sold. In the case of a deconsolidation, SFAS No. 160 requires the establishment of a new fair value basis for the remaining noncontrolling ownership interest, with a gain or loss recognized for the difference between that new basis and the historical cost basis of the remaining ownership interest. Upon adoption, the amounts of consolidated net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest must be presented separately on the face of the consolidated financial statements. A detailed reconciliation of the changes in the equity of a noncontrolling interest during the period is also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Prospective adoption is required with some exceptions. Earlier application of SFAS No. 160 is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. In years after initial adoption, SFAS No. 161 requires comparative disclosures only for periods subsequent to initial adoption. SFAS No. 161 is a disclosure standard and as such will not impact the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments
At March 31, 2008, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,634.6 million and an amortized cost of $3,805.1 million. At December 31, 2007, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,691.7 million and an amortized cost of $3,747.0 million.
Net investment income was attributable to the following:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$44,344	$54,616
Mortgage loans	3,973	6,081
Short-term investments	3,143	3,949
Other	(10,897)	18,505

	40,563	83,151
Less: Investment expenses	(8,226)	(11,848)

	$32,337	$71,303

Note C – Fair Value Measurements
The Company’s investments in fixed maturity securities available for sale, equity securities available for sale, trading account securities, assets held in the separate account and securities sold, not yet purchased are carried at fair value. The methodologies and valuation techniques used by the Company in accordance with SFAS No. 157 to value its assets and liabilities measured at fair value are described below. For a discussion of the SFAS No. 157 framework, see Note A.
Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, and obligations of U.S. states, municipalities and political subdivisions. The majority of the instruments of this category are valued utilizing observable inputs; accordingly, they are categorized in either Level l or Level 2 of the fair value hierarchy described in Note A. However, in instances where significant inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.
Mortgage-backed securities include U.S. agency securities, collateralized mortgage obligations and commercial mortgage-backed securities. The Company uses different valuation techniques and pricing models to measure the fair value of these instruments, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable to-be-announced securities. The majority of the Company’s investments in mortgage-backed securities are categorized in Level 2 of the fair value hierarchy.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. Corporate securities also include certain hybrid financial instruments consisting of principal protected notes, the return on which is based upon the return of various investment funds organized as limited partnerships and limited liability companies, which notes are carried at fair value with changes in such fair value, positive or negative, included in net investment income. These hybrid financial instruments had a fair value of $188.7 million at March 31, 2008. The Company uses recently executed transactions, market price quotations, benchmark yields and issuer spreads to arrive at the fair value of its investments in corporate securities. The majority of the corporate securities, other than securities acquired through private placements, are categorized in Level 2 of the fair value hierarchy. Private placement corporate securities, including among others hybrid financial instruments, are valued with cash flow models using yield curves, issuer-provided information and material events as key inputs. As these inputs are generally unobservable, private placement securities are categorized in Level 3 of the fair value hierarchy.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
U.S. Treasury and other U.S. government guaranteed securities include U.S. Treasury bonds and notes, Treasury Inflation Protected Securities (“TIPS”) and other U.S. government guaranteed securities. The fair values of the U.S. Treasury securities and TIPS are based on quoted prices in active markets and are generally categorized in Level 1 of the fair value hierarchy. Other U.S. government guaranteed securities are valued based on observable inputs including interest rate yield curves, maturity dates, and credit spreads of similar instruments. These securities are generally categorized in Level 2 of the fair value hierarchy.
U.S. government-sponsored enterprise securities include issues of medium term notes by U.S. government-sponsored enterprises. The Company uses recently executed transactions, market price quotations, benchmark yields and issuer spreads to arrive at the fair value of these instruments. These inputs are generally observable and these securities are generally categorized in Level 2 of the fair value hierarchy.
Obligations of U.S. states, municipalities and political subdivisions primarily include bonds or notes issued by U.S. municipalities. The Company values these securities using observable inputs. These inputs include recently executed transactions, spreads, benchmark curves including treasury benchmarks, and trustee reports. These securities are generally categorized in Level 2 of the fair value hierarchy.
Other investments held at fair value primarily consist of equity securities available for sale and trading account securities. These investments are primarily valued at quoted active market prices and are therefore categorized in Level 1 of the fair value hierarchy. For private equity investments, since quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on assessments of each underlying investment, incorporating the evaluation of financing and sale transactions with third parties, expected cash flows, material events and market-based information. These investments are included in Level 3 of the fair value hierarchy.
Assets held in the separate account represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. These assets are invested in a limited liability company that invests in entities which trade in various financial instruments.
Other liabilities measured at fair value include securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Mortgage-backed securities	$1,049,031	$—	$1,013,624	$35,407
Corporate securities	1,512,629	—	981,750	530,879
U.S. Treasury and other U.S. Government guaranteed securities	52,502	24,293	26,351	1,858
U.S. Government-sponsored enterprise securities	22,540	—	22,540	—
Obligations of U.S. states, municipalities and political subdivisions	997,909	—	997,909	—
Other investments	211,580	183,145	—	28,435
Assets held in separate account	118,022	—	—	118,022

Total	$3,964,213	$207,438	$3,042,174	$714,601

Liabilities:
Other liabilities	$127,274	$127,274	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
The following table provides a reconciliation of the beginning and ending balance of Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended March 31, 2008
				U.S.
				Treasury and	U.S.
				Other U.S.	Government-		Assets
		Mortgage-		Government	sponsored		Held in
		backed	Corporate	Guaranteed	Enterprise	Other	Separate
	Total	Securities	Securities	Securities	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of year	$1,060,154	$302,852	$476,299	$—	$129,993	$27,054	$123,956
Total gains or losses
Included in earnings	(14,784)	(3,144)	(6,313)	—	42	565	(5,934)
Included in other comprehensive loss	(43,495)	(14,059)	(31,302)	—	54	1,812	—
Purchases, issuances and settlements	(28,837)	3,468	93,691	—	(125,000)	(996)	—
Net transfer in (out) of Level 3	(258,437)	(253,710)	(1,496)	1,858	(5,089)	—	—

Balance at end of the period	$714,601	$35,407	$530,879	$1,858	$—	$28,435	$118,022

Net gains (losses) included in earnings attributable to the net change in unrealized gains or losses or assets measured at fair value using unobservable inputs and held at March 31, 2008	$—	$—	$(6,281)	$—	$—	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note D – Segment Information

	Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Revenues:
Group employee benefit products	$348,081	$356,077
Asset accumulation products	16,516	27,693
Other (1)	10,030	9,780

	374,627	393,550
Net realized investment losses	(6,436)	(382)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(2,192)

	$368,191	$390,976

Operating income:
Group employee benefit products	$44,450	$63,759
Asset accumulation products	4,051	8,311
Other (1)	(6,679)	(7,283)

	41,822	64,787
Net realized investment losses	(6,436)	(382)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(2,192)

	$35,386	$62,213

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E – Comprehensive (Loss) Income
Total comprehensive (loss) income is comprised of net income and other comprehensive (loss) income, which includes the change in unrealized gains and losses on securities available for sale, change in net periodic pension cost and the change in the loss on the cash flow hedge described in the 2007 Form 10-K. Total comprehensive (loss) income was $(47.2) million and $40.0 million for the first three months of 2008 and 2007, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F – Stock-Based Compensation
The Company recognized stock-based compensation expenses of $2.6 million and $2.2 million in the first quarters of 2008 and 2007, respectively. The remaining unrecognized compensation expense related to unvested awards at March 31, 2008 was $26.9 million and the weighted-average period of time over which this expense will be recognized is 3.9 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first quarter of 2008: expected volatility – 19.3%, expected dividends – 1.24%, expected lives of the options – 7.0 years, and the risk free rate – 3.2%. The following weighted average assumptions were used for the first quarter of 2007: expected volatility – 19.7%, expected dividends – 0.8%, expected lives of the options – 6.5 years, and the risk free rate – 4.7%.
The expected volatility reflects the Company’s past monthly stock price volatility. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in the first quarter of 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” in accordance with SAB No. 110 for options granted in the first quarter of 2008 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The expected lives of options granted in 2007 were calculated using this “simplified method.” The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2008	3,260,251	$27.15
Granted	888,027	29.00
Exercised	(48,708)	17.19
Forfeited	(12,250)	35.03

Outstanding at March 31, 2008	4,087,320	27.65	6.3	$17,775

Exercisable at March 31, 2008	1,960,180	$21.21	3.3	$17,315
The weighted average grant date fair value of options granted during the first quarters of 2008 and 2007 was $6.85 and $11.88, respectively. There were no cash proceeds from stock options exercised in the first quarter of 2008. $4.2 million of cash proceeds were received from stock options exercised in the first quarter of 2007. The total intrinsic value of options exercised during the first quarters of 2008 and 2007 was $3.7 million and $5.6 million, respectively.
At March 31, 2008, 4,378,250 performance contingent incentive options were outstanding with a weighted average exercise price of $25.92, a weighted average contractual term of 7.0 years and an intrinsic value of $15.3 million. Of such options, 2,053,250 options with a weighted average exercise price of $22.24, a weighted average contractual term of 5.4 years and an intrinsic value of $14.3 million were exercisable at March 31, 2008.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G – Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$21,144	$39,194

Denominator:
Weighted average common shares outstanding	49,055	50,177
Effect of dilutive securities	1,098	1,290

Weighted average common shares outstanding, assuming dilution	50,153	51,467

Basic results per share of common stock:
Net income	$0.43	$0.78

Diluted results per share of common stock:
Net income	$0.42	$0.76

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for these products are less favorable at present. For its other group employee benefit products, the Company is continuing to increase the size of its sales force in order to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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
The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing in the first quarter of 2008, due to the subprime mortgage crisis and other market developments, the investment markets have been the subject of substantially increased volatility, while at the same time the overall level of risk-free interest rates has declined substantially. These market conditions have adversely affected the Company’s ability to achieve attractive yields with respect to its fixed maturity security investments and resulted in a high degree of variability in the carrying values of certain portions of its investment portfolio. Such conditions may persist in the future, and, in the cases of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments, this variability may continue to result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2007 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2007 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2007 Form 10-K, “Risk Factors”.
Results of Operations
Summary of Results. Net income was $21.1 million, or $0.42 per diluted share, in the first quarter of 2008 as compared to $39.2 million, or $0.76 per diluted share, in the first quarter of 2007. Net income in the first quarter of 2008 and 2007 included realized investment losses, net of the related income tax benefit, of $4.2 million, or $0.09 per diluted share, and $0.2 million, or $0.00 per diluted share, respectively. Net income in the first quarter of 2008 benefited from growth in income from the Company’s core group employee benefit products and was adversely impacted by a significant decrease in net investment income. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 8% in the first quarter of 2008 and the combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.3% in the first quarter of 2008 from 93.2% in the first quarter of 2007. The decreased level of net investment income in the first quarter of 2008 reflects a lower tax equivalent weighted average annualized yield on invested assets equal to 2.9% compared to 6.5% for the first quarter of 2007.
Premium and Fee Income. Premium and fee income in the first quarter of 2008 was $342.3 million as compared to $322.2 million in the first quarter of 2007, an increase of 6%. Premiums from core group employee benefit products increased 8% to $324.3 million in the first quarter of 2008 from $299.6 million in the first quarter of 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $66.7 million in the first quarter of 2008 as compared to $72.4 million in the first quarter of 2007. Excess workers’ compensation premiums in the first quarter of 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter of 2007. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $4.3 million in the first quarter of 2008 compared to $14.5 million in the first quarter of 2007, which included new business production of $3.4 million from the Renewal Rights Agreement. SNCC’s rates declined modestly on its 2008 renewals and SIRs on average are up modestly in 2008 new and renewal policies, excluding the Canadian policies written under the Renewal Rights Agreement. The retention of existing customers in the first quarter of 2008 remained strong.
Premiums from the Company’s other core group employee benefit products increased 13% to $257.6 million in the first quarter of 2008 from $227.2 million in the first quarter of 2007, primarily reflecting 13% increases in premiums from the Company’s group disability and group life products and new business production. During the first quarter of 2008, premiums from the Company’s group disability products increased to $141.6 million from $124.9 million in the first quarter of 2007, primarily reflecting new business production. During the first quarter of 2008, premiums from the Company’s group life products increased to $99.5 million from $88.1 million in the first quarter of 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. Premiums from the Company’s turnkey disability business were $12.2 million and $12.1 million in the first quarters of 2008 and 2007, respectively. New business production for the Company’s other core group employee benefit products was $61.1 million in the first quarter of 2008 as compared to $65.0 million in the first quarter of 2007. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee benefit products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain existing group disability and group life insurance customers.

Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $8.3 million in the first quarter of 2008 as compared to $14.2 million in the first quarter of 2007, primarily due to a lower level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products increased 168% to $52.2 million in the first quarter of 2008 from $19.5 million in the first quarter of 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the first quarter of 2008 was $32.3 million as compared to $71.3 million in the first quarter of 2007. The level of net investment income in the 2008 period reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 2.9% for the first quarter of 2008 from 6.5% for the first quarter of 2007. This decrease was primarily due to adverse performance in the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments which resulted from adverse market conditions for financial assets in the first quarter of 2008. This adverse performance was partially offset by an 8% increase in average invested assets to $4,895.7 million in the first quarter of 2008 from $4,531.9 million in the first quarter of 2007.
Net Realized Investment Losses. Net realized investment losses were $6.4 million in the first quarter of 2008 as compared to $0.4 million in the first quarter of 2007. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its amortized cost, and management judges the decline to be other than temporary, the security is written down to fair value, and the decline is reported as a realized investment loss. In the first quarters of 2008 and 2007, the Company recognized $6.2 million and $1.4 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and other securities. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2008 and 2007, the Company recognized $(0.2) million and $1.0 million, respectively, of net (losses) gains on the sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future. The extent of such losses will depend on future market developments, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation, which are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Investments” in the 2007 Form 10-K. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”
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
Benefits and Expenses. Policyholder benefits and expenses were $332.8 million in the first quarter of 2008 as compared to $328.8 million in the first quarter of 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products decreased to 91.3% in the first quarter of 2008 from 93.2% in the first quarter of 2007. Amortization of cost of business acquired was decelerated by $4.6 million during the first quarter of 2008, primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.2% and 4.3% in the first quarters of 2008 and 2007, respectively.

Interest Expense. Interest expense was $7.9 million in the first quarter of 2008 as compared to $6.3 million in the first quarter of 2007, an increase of $1.6 million. This increase primarily resulted from interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007.
Income Tax Expense. Income tax expense was $6.4 million in the first quarter of 2008 as compared to $16.7 million in the first quarter of 2007 primarily due to the lower level of the Company’s operating income. The Company’s effective tax rate decreased to 23.2% in the first quarter of 2008 from 30.0% in the first quarter of 2007 primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets.
Liquidity and Capital Resources
General. The Company had approximately $89.8 million of financial resources available at the holding company level at March 31, 2008, primarily comprised of investments in the common stock of its investment subsidiaries, investments in investment funds organized as limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $99.5 million during 2008, of which $1.8 million has been paid to the Company during the first three months of 2008. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. At March 31, 2008, the Company had $250.0 million of borrowings available under the Amended Credit Agreement. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company. In addition, the Company is categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
The Company’s current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under the Amended Credit Agreement, interest payments on the 2033 Senior Notes and 2007 Junior Debentures, and distributions on the 2003 Capital Securities. The maximum amount of borrowings under the Amended Credit Agreement, which expires in October 2011, is $350.0 million. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time on or after May 15, 2008. The junior subordinated deferrable interest debentures underlying the 2003 Capital Securities are redeemable, in whole or in part, beginning May 15, 2008. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest.
On May 7, 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on June 4, 2008.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Share Repurchase Program. On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1,500,000 shares of the Company’s Class A Common Stock may be repurchased. This program replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management’s assessment of market conditions for its common stock and other potential uses of capital. During the first quarter of 2008, the Company repurchased 568,600 shares of its Class A Common Stock at a total cost of $17.0 million with a volume weighted average price of $29.97 per share. At March 31, 2008, the repurchase of 965,200 shares remained authorized under the share repurchase program.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4,839.1 million at March 31, 2008, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments which totaled $550.1 million at March 31, 2008. During the first quarter of 2008, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $107.2 million from year-end 2007, before related increases in the cost of business acquired of $2.2 million and a decrease in the income tax provision of $36.4 million. At March 31, 2008, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $70.7 million (of which $69.2 million was attributable to investment grade securities) and $234.9 million (of which $192.0 million was attributable to investment grade securities), respectively. The Company recognized pre-tax net investment losses of $6.4 million in the first quarter of 2008. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “AA” at March 31, 2008. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2007 Form 10-K, “Risk Factors,” as supplemented by Part II, Item 1A hereof, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 50% of its excess workers’ compensation risks between $5.0 million and $10.0 million per occurrence, 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence, and 75% of its excess workers’ compensation risks between $100.0 million and $150.0 million. In addition, in March 2008, the Company entered into a ceded reinsurance agreement that provides up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. Effective January 1, 2008, the Company cedes through indemnity reinsurance risks in excess of $300,000 (compared to $200,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $97.5 million and $89.3 million in the first quarters of 2008 and 2007, respectively. Net investing activities used $139.7 million of cash during the first quarter of 2008 primarily for the purchase of securities, and financing activities provided $32.4 million of cash, principally from deposits to policyholder accounts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2007.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2007 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2007 Form 10-K, “Risk Factors,” updates and supersedes the discussion contained therein under the heading “The market values of the Company’s investments fluctuate”:
The market values of the Company’s investments fluctuate.
The market values of the Company’s investments vary depending on economic and market conditions, including interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest yields available on U.S. Treasury securities and other types of fixed maturity securities, such as corporate debt and mortgage-backed securities, will typically have an adverse impact on the market values of a substantial portion of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required to, or determine to, sell certain investments, whether to meet contractual obligations to its policyholders or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company.
Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See “Critical Accounting Policies and Estimates – Investments” in Part II, Item 7 of the 2007 Form 10-K for a description of management’s evaluation process in this regard. The Company has experienced and may in the future experience losses from declines in security values that it determines to be other than temporary. Such losses are recorded as realized investment losses in the income statement. See “Results of Operations – Net Realized Investment Losses” and “Liquidity and Capital Resources – Investments” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company invests in certain investment funds organized as limited partnerships and limited liability companies that invest in various financial assets, as well as certain hybrid financial instruments whose return is based upon the return of similar types of limited partnerships and limited liability companies. Investments in such limited partnerships and limited liability companies are reflected in the Company’s financial statements under the equity method, and such hybrid financial instruments are carried in the financial statements at fair value. In all of these cases, positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if the limited partnerships and limited liability companies were to experience losses in the values of their financial assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities.

The following table shows the purchases of registered equity securities under the Company’s existing repurchase program during the three months ended March 31, 2008:

Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part	Shares that
	Total		of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans	the Plans
	Purchased	per Share	or Programs (1)	or Programs (2)
January 1 – 31, 2008	—	$—	—	—
February 1 – 29, 2008	568,600	$29.97	568,600	965,200
March 1 – 31, 2008	—	$—	—	—

Total	568,600	$29.97	568,600	965,200

(1)	As of March 31, 2008, the Company had purchased 6,776,252 shares of its Class A Common Stock, at a total cost of $162.1 million, in the open market and had previously received 19,764 shares of the Company’s Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, resulting in a total number of shares of treasury stock outstanding on such date of 6,796,016.

(2)	On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program, which replaced the former share repurchase program. Under the new share repurchase program, the Company’s Board of Directors authorized the purchase of 1,500,000 outstanding shares of the Company’s Class A Common Stock from time to time. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and, on May 7, 2008, the Board authorized a further 1,000,000 share increase in such program. This further increase is not reflected in the above table. The program has no expiration date.
Item 6. Exhibits
11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI FINANCIAL GROUP, INC. (Registrant)

/s/ ROBERT ROSENKRANZ

Robert Rosenkranz
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS W. BURGHART

Thomas W. Burghart
Senior Vice President and Treasurer
(Principal Accounting and Financial Officer)
Date: May 12, 2008