Form 10-Q
period 2008-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2008-08-08
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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
Yes ☐      No ☑
As of July 31, 2008, the Registrant had 41,177,716 shares of Class A Common Stock and 5,706,967 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Premium and fee income	$340,774	$324,337	$683,064	$646,584
Net investment income	60,750	69,107	93,087	140,410
Net realized investment (losses) gains	(19,499)	937	(25,935)	555
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	—	(2,192)

	382,025	394,381	750,216	785,357

Benefits and expenses:
Benefits, claims and interest credited to policyholders	243,755	235,483	486,667	473,695
Commissions	20,853	20,883	42,120	40,594
Amortization of cost of business acquired	20,222	20,059	36,645	40,951
Other operating expenses	53,608	49,872	105,811	99,820

	338,438	326,297	671,243	655,060

Operating income	43,587	68,084	78,973	130,297

Interest expense:
Corporate debt	4,289	4,591	8,513	9,645
Junior subordinated debentures	3,246	1,406	6,486	1,406
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	353	479	757	1,763

	7,888	6,476	15,756	12,814

Income before income tax expense	35,699	61,608	63,217	117,483

Income tax expense	8,824	18,694	15,198	35,375

Net income	$26,875	$42,914	$48,019	$82,108

Basic results per share of common stock:
Net income	$0.56	$0.85	$0.99	$1.63

Diluted results per share of common stock:
Net income	$0.55	$0.83	$0.97	$1.59

Dividends paid per share of common stock	$0.10	$0.09	$0.19	$0.17
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30,	December 31,
	2008	2007
Assets:
Investments:
Fixed maturity securities, available for sale	$3,811,763	$3,691,694
Short-term investments	325,716	286,033
Other investments	631,902	1,010,141

	4,769,381	4,987,868
Cash	43,544	51,240
Cost of business acquired	209,877	174,430
Reinsurance receivables	381,259	402,785
Goodwill	93,929	93,929
Other assets	275,171	260,602
Assets held in separate account	118,592	123,956

Total assets	$5,891,753	$6,094,810

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$295,884	$290,775
Disability and accident	719,541	688,023
Unpaid claims and claim expenses:
Life	68,622	69,161
Disability and accident	364,407	341,442
Casualty	1,010,692	963,974
Policyholder account balances	1,190,604	1,083,121
Corporate debt	272,750	217,750
Junior subordinated debentures	175,000	175,000
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	20,619	20,619
Other liabilities and policyholder funds	622,447	979,599
Liabilities related to separate account	118,592	123,956

Total liabilities	4,859,158	4,953,420

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,847,365 and 48,717,899 shares issued and outstanding, respectively	489	487
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,934,183 shares issued and outstanding	59	59
Additional paid-in capital	518,109	509,742
Accumulated other comprehensive loss	(155,929)	(42,497)
Retained earnings	867,113	828,116
Treasury stock, at cost; 7,761,216 and 6,227,416 shares of Class A Common Stock, respectively, and 227,216 shares of Class B Common Stock	(197,246)	(154,517)

Total shareholders’ equity	1,032,595	1,141,390

Total liabilities and shareholders’ equity	$5,891,753	$6,094,810

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance, January 1, 2007	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808

Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255

Net income	—	—	—	—	82,108	—	82,108
Other comprehensive loss:
Decrease in net unrealized appreciation on investments	—	—	—	(44,398)	—	—	(44,398)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392
Change in net periodic pension cost	—	—	—	536	—	—	536

Comprehensive income							38,638
Issuance of stock, exercise of stock options and share conversions	6	(2)	16,532	—	—	—	16,536
Stock-based compensation	—	—	3,462	—	—	—	3,462
Cash dividends	—	—	—	—	(8,391)	—	(8,391)

Balance, June 30, 2007	$486	$55	$494,716	$(24,337)	$754,550	$(82,970)	$1,142,500

Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390

Net income	—	—	—	—	48,019	—	48,019
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(113,848)	—	—	(113,848)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392
Change in net periodic pension cost	—	—	—	24	—	—	24

Comprehensive loss							(65,413)
Issuance of stock, exercise of stock options and share conversions	2	—	5,145	—	—	—	5,147
Stock-based compensation	—	—	3,222	—	—	—	3,222
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)
Cash dividends	—	—	—	—	(9,022)	—	(9,022)

Balance, June 30, 2008	$489	$59	$518,109	$(155,929)	$867,113	$(197,246)	$1,032,595

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$48,019	$82,108
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	108,256	153,073
Net change in reinsurance receivables and payables	16,881	(11,492)
Amortization, principally the cost of business acquired and investments	33,010	40,549
Deferred costs of business acquired	(60,481)	(53,659)
Net realized losses (gains) on investments	25,935	(555)
Net change in federal income tax liability	(24,913)	9,267
Other	15,866	(38,188)

Net cash provided by operating activities	162,573	181,103

Investing activities:
Purchases of investments and loans made	(706,313)	(665,152)
Sales of investments and receipts from repayment of loans	148,589	249,879
Maturities of investments	317,518	73,720
Net change in short-term investments	(39,683)	173,647
Change in deposit in separate account	3,430	(330)

Net cash used by investing activities	(276,459)	(168,236)

Financing activities:
Deposits to policyholder accounts	154,302	55,642
Withdrawals from policyholder accounts	(53,226)	(82,476)
Borrowings under revolving credit facility	58,000	38,000
Principal payments under revolving credit facility	(3,000)	(158,000)
Proceeds from the issuance of 2007 Junior Debentures	—	172,309
Redemption of junior subordinated deferrable interest debentures	—	(37,728)
Acquisition of treasury stock	(42,729)	—
Other financing activities	(7,157)	4,566

Net cash provided (used) by financing activities	106,190	(7,687)

(Decrease) increase in cash	(7,696)	5,180
Cash at beginning of period	51,240	48,204

Cash at end of period	$43,544	$53,384

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2007 Form 10-K.
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
Level 1 — Valuation is based upon quoted prices for identical assets or liabilities in active markets. Level 1 fair value is not subject to valuation adjustments or block discounts.
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
In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until January 1, 2009 for certain nonfinancial assets and nonfinancial liabilities. This deferral is not applicable to financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations. The Company’s fair value measurements are described further in Note C.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A – Significant Accounting Policies – (Continued)
Stock-Based Compensation. As of January 1, 2008, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 110. SAB No. 110 allows companies to continue using the “simplified method” as prescribed under SAB No. 107 under certain circumstances to estimate the expected term of options granted in accordance with SFAS No. 123 (Revised), “Share-Based Payment.” SAB No. 110 permits use of the simplified method when sufficient historical data is not available to provide a reasonable basis upon which to estimate the expected term of the options granted. The assumptions made by the Company with regard to its stock-based compensation are described in Note F.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective sixty

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A – Significant Accounting Policies – (Continued)
days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles that are generally accepted and categorizes them in descending order of authority and as such will not impact the Company’s consolidated financial position or results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings under SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 provides guidance of calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
Note B – Investments
At June 30, 2008, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,811.8 million and an amortized cost of $4,030.0 million. At December 31, 2007, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,691.7 million and an amortized cost of $3,747.0 million.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,222,779	$19,795	$(120,186)	$1,122,388
Corporate securities	1,664,549	13,882	(124,647)	1,553,784
U.S. Treasury and other U.S. Government guaranteed securities	47,711	2,529	(168)	50,072
U.S. Government-sponsored enterprises	22,044	268	(55)	22,257
Obligations of U.S. states, municipalities and political subdivisions	1,072,928	10,660	(20,326)	1,063,262

Total fixed maturity securities	$4,030,011	$47,134	$(265,382)	$3,811,763

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,105,518	$16,306	$(55,342)	$1,066,482
Corporate securities	1,533,671	22,985	(52,519)	1,504,137
U.S. Treasury and other U.S. Government guaranteed securities	49,454	2,704	—	52,158
U.S. Government-sponsored enterprises	153,138	1,112	—	154,250
Obligations of U.S. states, municipalities and political subdivisions	905,176	16,370	(6,879)	914,667

Total fixed maturity securities	$3,746,957	$59,477	$(114,740)	$3,691,694

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$525,649	$(51,888)	$169,575	$(68,298)	$695,224	$(120,186)
Corporate securities	588,407	(57,985)	272,982	(66,662)	861,389	(124,647)
U.S. Treasury and other U.S. Government guaranteed securities	5,151	(168)	—	—	5,151	(168)
U.S. Government-sponsored enterprises	6,689	(55)	—	—	6,689	(55)
Obligations of U.S. states, municipalities & political subdivisions	566,766	(17,056)	44,075	(3,270)	610,841	(20,326)

Total fixed maturity securities	$1,692,662	$(127,152)	$486,632	$(138,230)	$2,179,294	$(265,382)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$285,684	$(26,938)	$240,650	$(28,404)	$526,334	$(55,342)
Corporate securities	449,456	(33,191)	229,845	(19,328)	679,301	(52,519)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprises	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	264,460	(6,711)	2,586	(168)	267,046	(6,879)

Total fixed maturity securities	$999,600	$(66,840)	$473,081	$(47,900)	$1,472,681	$(114,740)

The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. The gross unrealized losses at June 30, 2008 are attributable to over thirteen hundred fifty fixed maturity security positions, with no unrealized loss associated with any one security exceeding $6.4 million. At June 30, 2008 approximately 22% of the aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represents 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations at June 30, 2008 comprised 80% of the aggregate gross unrealized losses, with the remainder of such losses being attributable to non-investment grade fixed maturity securities. For fixed maturity securities, management evaluated, among other things, the financial position and prospects of the issuers, conditions in the issuers’ industries and geographic areas, liquidity of the investments, changes in the amount or timing of expected cash flows from the investment, recent changes in credit ratings by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment is lower than amortized cost. Based on these evaluations, and taking into account the Company’s ability and intent to retain the investments to allow for the anticipated recovery in their fair values, management concluded that the unrealized losses reflected in the table above were temporary.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
Net investment income was attributable to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$62,743	$57,074	$107,087	$111,690
Mortgage loans	3,229	5,650	7,202	11,731
Short-term investments	1,981	2,875	5,124	6,824
Other	62	11,336	(10,835)	29,841

	68,015	76,935	108,578	160,086
Less: Investment expenses	(7,265)	(7,828)	(15,491)	(19,676)

	$60,750	$69,107	$93,087	$140,410

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements
As of January 1, 2008, the Company adopted SFAS No. 157, which addresses the manner in which the fair value of companies’ assets and liabilities should be measured under GAAP. For a discussion of the SFAS No. 157 framework, see Note A.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Mortgage-backed securities	$1,122,388	$—	$1,084,251	$38,137
Corporate securities	1,553,784	—	1,021,264	532,520
U.S. Treasury and other U.S. Government guaranteed securities	50,072	23,575	24,753	1,744
U.S. Government-sponsored enterprise securities	22,257	—	22,257	—
Obligations of U.S. states, municipalities and political subdivisions	1,063,262	—	1,063,262	—
Other investments	153,870	125,937	—	27,933
Assets held in separate account	118,592	—	—	118,592

Total	$4,084,225	$149,512	$3,215,787	$718,926

Liabilities:
Other liabilities	$69,093	$69,093	$—	$—

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets measured at fair value on a recurring basis:

	Six Months Ended June 30, 2008
				U.S.
				Treasury and	U.S.
				Other U.S.	Government-		Assets
		Mortgage-		Government	sponsored		held in
		backed	Corporate	Guaranteed	Enterprise	Other	Separate
	Total	Securities	Securities	Securities	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of year	$1,060,154	$302,852	$476,299	$—	$129,993	$27,054	$123,956
Total (losses) gains
Included in earnings	(19,767)	(11,012)	(3,507)	—	42	74	(5,364)
Included in other comprehensive loss	(58,177)	(24,764)	(34,513)	—	(93)	1,193	—
Purchases, issuances and settlements	(16,133)	9,033	100,222	—	(125,000)	(388)	—
Net transfer (out) in of Level 3	(247,151)	(237,972)	(5,981)	1,744	(4,942)	—	—

Balance at end of the period	$718,926	$38,137	$532,520	$1,744	$—	$27,933	$118,592

Net (losses) gains included in earnings attributable to the net change in unrealized gains or losses or assets measured at fair value using unobservable inputs and held at June 30, 2008	$(3,746)	$—	$(3,344)	$—	$—	$(402)	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenues:
Group employee benefit products	$366,949	$355,656	$715,030	$711,733
Asset accumulation products	23,384	26,886	39,900	54,579
Other (1)	11,191	10,902	21,221	20,682

	401,524	393,444	776,151	786,994

Net realized investment (losses) gains	(19,499)	937	(25,935)	555
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	—	(2,192)

	$382,025	$394,381	$750,216	$785,357

Operating income:
Group employee benefit products	$63,342	$64,315	$107,792	$128,074
Asset accumulation products	6,699	8,855	10,750	17,166
Other (1)	(6,955)	(6,023)	(13,634)	(13,306)

	63,086	67,147	104,908	131,934

Net realized investment (losses) gains	(19,499)	937	(25,935)	555
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	—	(2,192)

	$43,587	$68,084	$78,973	$130,297

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E – Comprehensive (Loss) Income
Total comprehensive (loss) income is comprised of net income and other comprehensive (loss) income, which includes the change in unrealized gains and losses on securities available for sale, change in net periodic pension cost and the change in the loss on the cash flow hedge described in the 2007 Form 10-K. Total comprehensive (loss) income was $(65.4) million and $38.6 million for the first six months of 2008 and 2007, respectively, and $(18.2) million and $(1.4) million for the second quarters of 2008 and 2007, respectively. The changes in such amounts, as between the current and prior year periods, are primarily attributable to increased in unrealized losses in the Company’s fixed maturity securities.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F – Stock-Based Compensation
The Company recognized stock-based compensation expenses of $5.3 million and $4.5 million in the first six months of 2008 and 2007, respectively, of which $2.7 million and $2.3 million was recognized in the second quarter of 2008 and 2007, respectively. The remaining unrecognized compensation expense related to unvested awards at June 30, 2008 was $25.0 million and the weighted average period of time over which this expense will be recognized is 3.7 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first half of 2008: expected volatility – 19.2%, expected dividends – 1.3%, expected lives of the options – 6.9 years and the risk free rate – 3.2%. The following weighted average assumptions were used for the first half of 2007: expected volatility – 19.6%, expected dividends – 0.8%, expected lives of the options – 6.5 years and the risk free rate – 4.7%.
The expected volatility reflects the Company’s past monthly stock price volatility. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in the first half of 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” in accordance with SAB No. 110 for options granted in the first half of 2008 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The expected lives of options granted in the first half of 2007 were calculated using the “simplified method” in accordance with SAB No. 107. The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost for service-based options is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
Options	Options	Price	(In Years)	($000)
Outstanding at January 1, 2008	3,260,251	$27.15
Granted	990,231	28.81
Exercised	(63,770)	19.05
Forfeited	(20,295)	35.11
Expired	(13,575)	25.05

Outstanding at June 30, 2008	4,152,842	27.64	6.2	$8,215

Exercisable at June 30, 2008	2,024,559	$21.76	3.3	$8,214
The weighted average grant date fair value of options granted during the first half of 2008 and 2007 was $6.75 and $11.91, respectively, and during the second quarter of 2008 and 2007 was $5.49 and $12.12, respectively. The cash proceeds from stock options exercised were $0.4 million and $7.1 million for the first half of 2008 and 2007, respectively. The total intrinsic value of options exercised during the first half of 2008 and 2007 was $3.8 million and $9.1 million, respectively.
At June 30, 2008, 4,438,250 performance contingent incentive options were outstanding with a weighted average exercise price of $25.95, a weighted average contractual term of 6.8 years and an intrinsic value of $5.2 million. 2,053,250 options with a weighted average exercise price of $22.24, a weighted average contractual term of 5.2 years and an intrinsic value of $5.2 million were exercisable at June 30, 2008.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G – Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(amounts in thousands, except per share data)
Numerator:
Net income	$26,875	$42,914	$48,019	$82,108

Denominator:
Weighted average common shares outstanding	48,146	50,441	48,600	50,309
Effect of dilutive securities	854	1,293	976	1,292

Weighted average common shares outstanding, assuming dilution	49,000	51,734	49,576	51,601

Basic results per share of common stock:
Net income	$0.56	$0.85	$0.99	$1.63

Diluted results per share of common stock:
Net income	$0.55	$0.83	$0.97	$1.59

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for these products are less favorable at present. In addition, the Company is presently experiencing more competitive market conditions, particularly as to pricing, for its other group employee benefit products. These conditions may impact the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in recent years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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
The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing in the first half of 2008, due to the extraordinary decline in housing prices and the consequences in the credit markets, particularly the structured mortgage securities market, the investment markets have been the subject of substantially increased volatility and dramatically widened spreads in certain sectors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions have resulted in a high degree of variability in the carrying values of certain portions of its investment portfolio. Such conditions may persist or worsen in the future, and, in the cases of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments, this variability may continue to result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. In addition, the Company may determine that declines in market value relative to cost of certain securities are other than temporary; in which event the declines will be reported as realized investment losses in the Company’s results of operations.

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
Results of Operations
Six Months Ended June 30, 2008 Compared to
Six Months Ended June 30, 2007
Summary of Results. Net income was $48.0 million, or $0.97 per diluted share, in the first half of 2008 as compared to $82.1 million, or $1.59 per diluted share, in the first half of 2007. Net income in the first half of 2008 and 2007 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(16.9) million, or $(0.34) per diluted share, and $0.4 million, or $0.01 per diluted share, respectively. Net income in the first half of 2008 benefited from growth in income from the Company’s core group employee benefit products and was adversely impacted by realized investment losses and a significant decrease in net investment income. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 6% in the first half of 2008. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.6% in the first half of 2008 from 92.8% in the first half of 2007. In the first half of 2008 and 2007, realized investment losses included losses of $(24.3) million and $(1.9) million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Net investment income decreased in the first half of 2008 from the first half of 2007 due to a lower tax equivalent weighted average annualized yield on invested assets of 4.2% in the 2008 period as compared to 6.5% for the prior period.
Premium and Fee Income. Premium and fee income in the first half of 2008 was $683.1 million as compared to $646.6 million in the first half of 2007, an increase of 6%. Premiums from core group employee benefit products increased 6% to $648.3 million in the first half of 2008 from $609.7 million in the first half of 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $130.7 million in the first half of 2008 as compared to $141.1 million in the first half of 2007. Excess workers’ compensation premiums in the first half of 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter of 2007. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $8.0 million in the first half of 2008 compared to $19.5 million in the first half of 2007, which included new business production of $3.4 million from the Renewal Rights Agreement. The retention of existing customers in the first half of 2008 remained strong. In its July 2008 renewal season, which is not reflected in the Company’s results for the first half of 2008, SNCC’s rates declined modestly and SIRs were on average up modestly on new and renewal policies, excluding Canadian policies written under the Renewal Rights Agreement.
Premiums from the Company’s other core group employee benefit products increased 10% to $517.6 million in the first half of 2008 from $468.6 million in the first half of 2007, primarily reflecting a 12% increase in premiums from the Company’s group life products, a 9% increase in premiums from the Company’s disability products and new business production. During the first half of 2008, premiums from the Company’s group life products increased to $201.0 million from $179.7 million in the first half of 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. During the first half of 2008, premiums from the Company’s group disability products increased to $282.8 million from $259.1 million in the first half of 2007, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $24.1 million and $25.5 million in the first half of 2008 and 2007, respectively. New business production for the Company’s other core group employee benefit products was $111.7 million and $128.2 million in the first half of 2008 and

2007, respectively. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee benefit products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain existing group disability and group life insurance customers.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $14.8 million in the first half of 2008 as compared to $19.4 million in the first half of 2007, primarily due to a lower level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $151.8 million in the first half of 2008 as compared to $51.2 million in the first half of 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the first half of 2008 was $93.1 million as compared to $140.4 million in the first half of 2007. This decrease reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 4.2% for the first half of 2008 from 6.5% for the first half of 2007. This decrease in yield was primarily due to adverse performance in the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments which resulted from adverse market conditions for financial assets in the first half of 2008. This adverse performance was partially offset by a 6% increase in average invested assets to $4,815.3 million in the first half of 2008 from $4,527.1 million in the first half of 2007.
Net Realized Investment (Losses) Gains. Net realized investment losses were $(25.9) million in the first half of 2008 as compared to net realized investment gains of $0.6 million in the first half of 2007. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. In the first half of 2008 and 2007, the Company recognized $(24.3) million and $(1.9) million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and other securities. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2008 and 2007, the Company recognized $(1.6) million and $2.5 million, respectively, of net (losses) gains on the sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future, particularly if the general market conditions described above were to persist or worsen. See “Introduction.” The extent of such losses will depend on, among other things, future market developments, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation, which are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Investments” in the 2007 Form 10-K and in Note A to the Consolidated Financial Statements included in this document. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”
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
Benefits and Expenses. Policyholder benefits and expenses were $671.2 million in the first half of 2008 as compared to $655.1 million in the first half of 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and reflects a small amount of positive development in the Company’s excess workers’ compensation line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.6% in the first half of 2008 from 92.8% in the first half of 2007. Amortization of cost of business acquired was decelerated by $5.7 million during the first half of 2008 primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.2% and 4.3% in the first half of 2008 and 2007, respectively.
Interest Expense. Interest expense was $15.8 million in the first half of 2008 as compared to $12.8 million in the first half of 2007, an increase of $3.0 million. This increase is primarily due to interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007. This increase was partially offset by a decrease in the weighted average borrowing rate under the Company’s revolving credit facility due to decreases in the levels of short-term interest indices referenced under such facility.
Income Tax Expense. Income tax expense was $15.2 million in the first half of 2008 as compared to $35.4 million in the first half of 2007 primarily due to the lower level of the Company’s operating income. The Company’s effective tax rate decreased to 24.0% in the first half of 2008 from 30.2% in the first half of 2007 primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets.
Three Months Ended June 30, 2008 Compared to
Three Months Ended June 30, 2007
Summary of Results. Net income was $26.9 million, or $0.55 per diluted share, for the second quarter of 2008 as compared to $42.9 million, or $0.83 per diluted share, for the second quarter of 2007. Net income in the second quarter of 2008 and 2007 included realized investment (losses) gains (net of the related income tax (benefit) expense) of $(12.7) million, or $(0.26) per diluted share, and $0.6 million, or $0.01 per diluted share, respectively. Net income in the second quarter of 2008 benefited from the growth in income from the Company’s core group employee benefit products and was adversely impacted by realized investment losses and a decrease in net investment income. Premiums from the Company’s core group employee benefit products increased 4% in the second quarter of 2008 and the combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.8% in the second quarter of 2008 from 92.4% in the second quarter of 2007. In the second quarters of 2008 and 2007, realized investment losses included losses of $(18.1) million and $(0.5) million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Net investment income decreased in the second quarter of 2008 from the second quarter of 2007 due to a lower tax equivalent weighted average annualized yield on invested assets of 5.4% in the 2008 period as compared to 6.3% for the prior period.
Premium and Fee Income. Premium and fee income for the second quarter of 2008 was $340.8 million as compared to $324.3 million for the second quarter of 2007, an increase of 5%. Premiums from core group employee benefit products increased 4% to $324.0 million in the second quarter of 2008 from $310.1 million in the second quarter of 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $64.1 million in the second quarter of 2008 as compared to $68.7 million in the second quarter of 2007. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $3.7 million in the second quarter of 2008 compared to $5.0 million in the second quarter of 2007. SNCC’s rates declined modestly on its second quarter 2008 renewals and SIRs are on average up modestly in second quarter 2008 new and renewal policies. The retention of existing customers in the second quarter of 2008 remained strong.
Premiums from the Company’s other core group employee benefit products increased 8% to $260.0 million for the second quarter of 2008 from $241.4 million for the second quarter of 2007, primarily reflecting an 11% increase in premiums from the Company’s group life products, a 5% increase in premiums from the Company’s group disability products and new business production. During the second quarter of 2008, premiums from the Company’s group life products increased to $101.5 million from $91.6 million in the second quarter of 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. During the second quarter of 2008, premiums from the Company’s group disability products increased to $141.1 million from $134.3 million in the second quarter of 2007, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $11.9 million during the second quarter of 2008 compared to $13.4 million during the second quarter of 2007. New business production for the Company’s other core group employee benefit products was $50.6 million in the second quarter of 2008 as compared to $63.2 million in the second quarter of 2007. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers.

Deposits from the Company’s asset accumulation products were $99.6 million for the second quarter of 2008 as compared to $31.8 million for the second quarter of 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the second quarter of 2008 was $60.8 million as compared to $69.1 million in the second quarter of 2007. This decrease reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 5.4% for the second quarter of 2008 from 6.3% for the second quarter of 2007. This decrease in yield was primarily due to a lower level of performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments compared to the second quarter of 2007, which resulted from adverse market conditions for financial assets in the second quarter of 2008. This performance was partially offset by a 3% increase in average invested assets to $4,771.9 million in the second quarter of 2008 from $4,622.7 million in the second quarter of 2007.
Net Realized Investment (Losses) Gains. Net realized investment losses were $19.5 million in the second quarter of 2008 as compared to net realized investment gains of $0.9 million in the second quarter of 2007. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. In the second quarters of 2008 and 2007, the Company recognized $(18.1) million and $(0.5) million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and other securities. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2008 and 2007, the Company recognized $(1.4) million and $1.4 million, respectively, of net (losses) gains on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future particularly if the general market conditions described above were to persist or worsen. See “Introduction” and “Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 – Net Realized Investment (Losses) Gains.”
Benefits and Expenses. Policyholder benefits and expenses were $338.4 million in the second quarter of 2008 as compared to $326.3 million in the second quarter of 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above. The Company experienced adverse development in the amount of $6.2 million in the second quarter of 2008 arising from a small number of individual excess workers’ compensation claims.  While management’s analysis indicates that these occurrences are not indicative of a trend, if similar adverse development were to recur in the future, the Company’s results of operations in future periods could be adversely affected. Despite these occurrences, the combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.8% in the second quarter of 2008 from 92.4% in the second quarter of 2007. Amortization of cost of business acquired was decelerated by $1.1 million during the second quarter of 2008 primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effect of the first year bonus crediting rate on certain newly issued products, was 4.3% in the second quarters of 2008 and 2007.
Interest Expense. Interest expense was $7.9 million in the second quarter of 2008 as compared to $6.5 million in the second quarter of 2007, an increase of $1.4 million. This increase primarily resulted from interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007.
Income Tax Expense. Income tax expense was $8.8 million in the second quarter of 2008 as compared to $18.7 million in the second quarter of 2007 primarily due to the lower level of the Company’s operating income. The Company’s effective tax rate decreased to 24.7% in the second quarter of 2008 from 30.3% in the second quarter of 2007 primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets.
Liquidity and Capital Resources
General. The Company had approximately $83.7 million of financial resources available at the holding company level at June 30, 2008, which were primarily comprised of investments in the common stock of its investment subsidiaries, investments in investment funds organized as limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $99.5 million during 2008, of which $1.8 million has been paid to the Company during the first six months of 2008. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. At June 30, 2008, the Company had $221.0 million of borrowings available under the Amended Credit Agreement. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company. In addition, the Company is categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
The Company’s current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings under the Amended Credit Agreement and interest payments on the 2033 Senior Notes and 2007 Junior Debentures. The Company has elected to redeem the $20.6 million principal amount of the junior subordinated deferrable interest debentures underlying the 2003 Capital Securities, and such redemption will occur on August 15, 2008 at a price equal to 100% of the principal amount of the debentures, plus accrued interest. As a result, the $20.0 million principal amount of the 2003 Capital Securities will cease to be outstanding and dividends on the 2003 Capital Securities will cease to accrue. The Company expects to utilize borrowings under its Amended Credit Agreement and cash on hand to fund such redemption. The maximum amount of borrowings under the Amended Credit Agreement, which expires in October 2011, is $350.0 million. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest.
On August 6, 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on September 3, 2008.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Share Repurchase Program. On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1,500,000 shares of the Company’s Class A Common Stock may be repurchased. This program replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management’s assessment of market conditions for its common stock and other potential uses of capital. During the first half of 2008, the Company repurchased 1,533,800 shares of its Class A Common Stock at a total cost of $42.7 million with a volume weighted average price of $27.86 per share. At June 30, 2008, the repurchase of 1,000,000 shares remained authorized under the share repurchase program
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4,769.4 million at June 30, 2008, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments, which collectively totaled $490.7 million at June 30, 2008. During the first half of 2008, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $162.7 million from year-end 2007, before related increases in the cost of business acquired of $11.6 million and a decrease in the income tax provision of $37.2 million. At June 30, 2008, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $47.1 million (of which $46.3 million was attributable to investment grade securities) and $265.4 million (of which $213.6 million was attributable to investment grade securities), respectively. During the first six months of 2008, the Company recognized pre-tax net investment losses of $25.9 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “AA” at June 30, 2008. While ratings of this type address credit risk, they do not address other risks, such as prepayment and extension risks. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2007 Form 10-K, “Risk Factors” as supplemented by Part II, Item 1A hereof, for a discussion of various risks relating to the Company’s investment portfolio.

Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence, and 75% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence. In addition, in March 2008, the Company entered into a ceded reinsurance agreement that provides up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. Effective January 1, 2008, the Company cedes through indemnity reinsurance risks in excess of $300,000 (compared to $200,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $162.6 million and $181.1 million in the first half of 2008 and 2007, respectively. Net investing activities used $276.5 million and $168.2 million of cash during the first half of 2008 and 2007, respectively, primarily for the purchase of securities. Financing activities provided $106.2 million of cash during the first half of 2008, principally from deposits to policyholder accounts. During the first half of 2007, financing activities used $7.7 million of cash principally for the repayment of outstanding borrowings under the Amended Credit Agreement and for the redemption of the Junior Debentures held by Delphi Funding L.L.C., partially offset by proceeds from the issuance of the 2007 Junior Debentures.
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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2007 Form 10-K, “Risk Factors,” and Part II, Item 1A of this Quarterly Report, “Risk Factors.” The Company disclaims any obligation to update forward-looking information.
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
The market values of the Company’s investments vary depending on economic and market conditions, including, among other things, interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest yields available on U.S. Treasury securities and other types of fixed maturity securities, such as corporate debt and mortgage-backed securities, will typically have an adverse impact on the market values of a substantial portion of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required to, or determine to, sell certain investments, whether to meet contractual obligations to its policyholders or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company.
Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See “Critical Accounting Policies and Estimates – Investments” in Part II, Item 7 of the 2007 Form 10-K for a description of management’s evaluation process in this regard. Declines that are considered to be temporary are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. The Company has experienced and may in the future experience losses from declines in security values that it determines to be other than temporary. Such losses are recorded as realized investment losses in the income statement. See “Results of Operations – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 - Net Realized Investment (Losses) Gains” and “Liquidity and Capital Resources – Investments” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company invests in certain investment funds organized as limited partnerships and limited liability companies that invest in various financial assets, as well as certain hybrid financial instruments whose return is based upon the return of similar types of limited partnerships and limited liability companies. Investments in such limited partnerships and limited liability companies are reflected in the Company’s financial statements under the equity method, and such hybrid financial instruments are carried in the financial statements at fair value. In all of these cases, positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if the limited partnerships and limited liability companies were to experience losses in the values of their financial assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities.
The following table shows the purchases of registered equity securities under the Company’s existing repurchase program during the three months ended June 30, 2008:

Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part	Shares that
	Total		of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans	the Plans
	Purchased	per Share	or Programs(1)	or Programs(2)
April 1-30, 2008	412,000	$25.49	412,000	553,200
May 1-31, 2008	553,200	$27.45	553,200	1,000,000
June 1-30, 2008	—	$—	—	—

Total	965,200	$26.61	965,200	1,000,000

(1)	As of June 30, 2008, the Company had purchased 7,741,452 shares of its Class A Common Stock, at a total cost of $187.8 million, in the open market and had previously received 19,764 shares of the Company’s Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, resulting in a total number of shares of treasury stock outstanding on such date of 7,761,216.

(2)	On May 7, 2008, the Board authorized a 1,000,000 share increase in the Company’s existing share repurchase program. The program has no expiration date.
Item 3. Legal Proceedings
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of contract, breach of fiduciary duty and unjust enrichment. While this action is in its preliminary stage, the Company believes that it has substantial defenses to this action and intends to defend it vigorously. Although it is not possible to predict the outcome of any litigation matter with certainty, the Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 6, 2008. The directors elected at the meeting will serve for a term ending on the date of the 2009 Annual Meeting of Stockholders. The directors elected at the meeting were Philip R. O’Connor, Robert Rosenkranz, Donald A. Sherman, Kevin R. Brine, Lawrence E. Daurelle, Edward A. Fox, Steven A. Hirsh, Harold F. Ilg, James M. Litvack, James N. Meehan, Robert M. Smith, Jr. and Robert F. Wright. In accordance with the Company’s Restated Certificate of Incorporation, Mr. O’Connor’s election was acted upon by the holders of the Company’s Class A Common Stock, voting separately as a class.
The voting results for all matters at the meeting were as follows:
Election of Directors

	VOTES
		Withhold
	For	Authority
Class A Director:
Philip R. O’Connor	37,375,524	2,631,075
Directors:
Robert Rosenkranz	77,978,681	3,894,228
Donald A. Sherman	76,525,483	5,347,426
Kevin R. Brine	78,710,917	3,161,992
Lawrence E. Daurelle	76,526,009	5,346,900
Edward A. Fox	78,901,356	2,971,553
Steven A. Hirsh	78,799,522	3,073,387
Harold F. Ilg	76,516,358	5,356,551
James M. Litvack	78,795,166	3,077,743
James N. Meehan	77,141,357	4,731,552
Robert M. Smith, Jr.	76,524,864	5,348,045
Robert F. Wright	81,023,182	849,727
Item 6. Exhibits
11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 8, 2008