Form 10-Q
period 2008-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2008-11-10
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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
Yes ☐      No ☑
As of October 31, 2008, the Registrant had 41,185,216 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Premium and fee income	$345,028	$325,944	$1,028,092	$972,528
Net investment income	19,407	62,768	112,494	203,178
Net realized investment losses	(33,740)	(1,480)	(59,675)	(925)
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	—	(598)	(2,192)

	330,097	387,232	1,080,313	1,172,589

Benefits and expenses:
Benefits, claims and interest credited to policyholders	244,042	234,525	730,709	708,220
Commissions	22,254	20,044	64,374	60,638
Amortization of cost of business acquired	21,814	17,426	58,459	58,377
Other operating expenses	55,756	50,162	161,567	149,982

	343,866	322,157	1,015,109	977,217

Operating (loss) income	(13,769)	65,075	65,204	195,372

Interest expense:
Corporate debt	4,427	3,328	12,940	12,973
Junior subordinated debentures	3,240	3,246	9,726	4,652
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	177	488	934	2,251

	7,844	7,062	23,600	19,876

(Loss) income before income tax (benefit) expense	(21,613)	58,013	41,604	175,496

Income tax (benefit) expense	(11,803)	17,284	3,395	52,659

Net (loss) income	$(9,810)	$40,729	$38,209	$122,837

Basic results per share of common stock:
Net (loss) income	$(0.20)	$0.80	$0.79	$2.44

Diluted results per share of common stock:
Net (loss) income	$(0.20)	$0.79	$0.78	$2.38

Dividends paid per share of common stock	$0.10	$0.09	$0.29	$0.26
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2008	2007
Assets:
Investments:
Fixed maturity securities, available for sale	$3,733,054	$3,691,694
Short-term investments	444,994	286,033
Other investments	588,422	1,010,141

	4,766,470	4,987,868
Cash	69,249	51,240
Cost of business acquired	237,641	174,430
Reinsurance receivables	378,671	402,785
Goodwill	93,929	93,929
Other assets	288,887	260,602
Assets held in separate account	104,062	123,956

Total assets	$5,938,909	$6,094,810

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$298,671	$290,775
Disability and accident	731,931	688,023
Unpaid claims and claim expenses:
Life	70,345	69,161
Disability and accident	374,075	341,442
Casualty	1,035,552	963,974
Policyholder account balances	1,340,825	1,083,121
Corporate debt	290,750	217,750
Junior subordinated debentures	175,000	175,000
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	20,619
Other liabilities and policyholder funds	628,621	979,599
Liabilities related to separate account	104,062	123,956

Total liabilities	5,049,832	4,953,420

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,946,432 and 48,717,899 shares issued and outstanding, respectively	489	487
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 and 5,934,183 shares issued and outstanding, respectively	60	59
Additional paid-in capital	521,819	509,742
Accumulated other comprehensive loss	(288,654)	(42,497)
Retained earnings	852,609	828,116
Treasury stock, at cost; 7,761,216 and 6,227,416 shares of Class A Common Stock, respectively, and 227,216 shares of Class B Common Stock	(197,246)	(154,517)

Total shareholders’ equity	889,077	1,141,390

Total liabilities and shareholders’ equity	$5,938,909	$6,094,810

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance, January 1, 2007	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808

Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255

Net income	—	—	—	—	122,837	—	122,837
Other comprehensive income:
Decrease in net unrealized appreciation on investments	—	—	—	(44,921)	—	—	(44,921)
Decrease in net loss on cash flow hedge	—	—	—	589	—	—	589
Change in net periodic pension cost	—	—	—	803	—	—	803

Comprehensive income					79,308
Issuance of stock, exercise of stock options and share conversions	7	2	23,247	—	—	—	23,256
Stock-based compensation	—	—	5,129	—	—	—	5,129
Acquisition of treasury stock	—	—	—	—	—	(10,930)	(10,930)
Cash dividends	—	—	—	—	(12,853)	—	(12,853)

Balance, September 30, 2007	$487	$59	$503,098	$(24,396)	$790,817	$(93,900)	$1,176,165

Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390

Net income	—	—	—	—	38,209	—	38,209
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(246,781)	—	—	(246,781)
Decrease in net loss on cash flow hedge	—	—	—	589	—	—	589
Change in net periodic pension cost	—	—	—	35	—	—	35

Comprehensive loss							(207,948)
Issuance of stock, exercise of stock options and share conversions	2	1	7,197	—	—	—	7,200
Stock-based compensation	—	—	4,880	—	—	—	4,880
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)
Cash dividends	—	—	—	—	(13,716)	—	(13,716)

Balance, September 30, 2008	$489	$60	$521,819	$(288,654)	$852,609	$(197,246)	$889,077

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$38,209	$122,837
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	194,967	219,478
Net change in reinsurance receivables and payables	18,901	(7,428)
Amortization, principally the cost of business acquired and investments	46,601	53,353
Deferred costs of business acquired	(94,043)	(84,042)
Net realized losses on investments	59,675	925
Net change in federal income tax liability	(53,654)	16,440
Other	56,828	(41,451)

Net cash provided by operating activities	267,484	280,112

Investing activities:
Purchases of investments and loans made	(1,012,307)	(861,814)
Sales of investments and receipts from repayment of loans	348,569	328,176
Maturities of investments	311,840	120,486
Net change in short-term investments	(158,961)	138,805
Change in deposit in separate account	10,547	8,536

Net cash used by investing activities	(500,312)	(265,811)

Financing activities:
Deposits to policyholder accounts	335,082	90,388
Withdrawals from policyholder accounts	(83,382)	(123,802)
Borrowings under revolving credit facility	79,000	42,000
Principal payments under revolving credit facility	(6,000)	(158,000)
Proceeds from the issuance of 2007 Junior Debentures	—	172,309
Redemption of junior subordinated deferrable interest debentures	(20,619)	(37,728)
Acquisition of treasury stock	(42,729)	(1,800)
Other financing activities	(10,515)	(188)

Net cash provided (used) by financing activities	250,837	(16,821)

Increase (decrease) in cash	18,009	(2,520)
Cash at beginning of period	51,240	48,204

Cash at end of period	$69,249	$45,684

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the September 30, 2007 consolidated financial statements to conform to the September 30, 2008 presentation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2007 Form 10-K.
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
Level 2 — Valuation is based upon quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active. In addition, the Company may use various valuation techniques or pricing models that use observable inputs to measure fair value.
Level 3 — Valuation is generated from techniques in which one or more of the significant inputs for valuing such assets or liabilities are not observable. These inputs may reflect the Company’s best estimates of the various assumptions that market participants would use in valuing the financial assets and financial liabilities.
For these purposes, the Company determines the existence of an active market for an asset or liability based on its judgment as to whether transactions for the asset or liability occur in such market with sufficient frequency and volume to provide reliable pricing information. In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until January 1, 2009 for certain nonfinancial assets and nonfinancial liabilities. This deferral is not applicable to financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations.
In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset may be determined when the market for that financial asset is inactive. The FSP was effective upon issuance for any period for which financial statements had not then been issued. Accordingly, the Company considered the provisions of this FSP in establishing the fair values of certain securities for which it determined the market was inactive when preparing the financial statements included herein. The Company’s fair value measurements are described further in Note C.
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
SFAS No. 159 provided entities with a one-time chance to elect the fair value option for existing eligible items, and any differences between the carrying amount of the selected item and its fair value as of the effective date were included in the cumulative-effect adjustment to beginning retained earnings. All subsequent changes in fair value for the instrument elected are reported in earnings. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations.
Stock-Based Compensation. As of January 1, 2008, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 110. SAB No. 110 allows companies to continue using the “simplified method” as prescribed under SAB No. 107 under certain circumstances to estimate the expected term of options granted in accordance with SFAS No. 123 (Revised), “Share-Based Payment.” SAB No. 110 permits use of the simplified method when sufficient historical data is not available to provide a reasonable basis upon which to estimate the expected term of the options granted. The assumptions made by the Company with regard to its stock-based compensation are described in Note G.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective on December 15, 2008, which is ninety days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” on September 16, 2008. SFAS No. 162 identifies the sources of accounting principles that are generally accepted and categorizes them in descending order of authority and as such will not impact the Company’s consolidated financial position or results of operations.
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
Note B — Investments
At September 30, 2008, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,733.1 million and an amortized cost of $4,099.8 million. At December 31, 2007, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,691.7 million and an amortized cost of $3,747.0 million. Declines in market value relative to such securities’ amortized cost that were determined to be other than temporary pursuant to the Company’s methodology for such determinations, as further discussed below, are reflected as reductions in the amortized cost of such securities.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Mortgage-backed securities	$1,345,254	$13,839	$(134,213)	$1,224,880
Corporate securities	1,582,808	11,345	(195,319)	1,398,834
U.S. Treasury and other U.S. Government guaranteed securities	44,373	2,910	(68)	47,215
U.S. Government-sponsored enterprise securities	22,036	464	(40)	22,460
Obligations of U.S. states, municipalities and political subdivisions	1,105,376	6,127	(71,838)	1,039,665

Total fixed maturity securities	$4,099,847	$34,685	$(401,478)	$3,733,054

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,105,518	$16,306	$(55,342)	$1,066,482
Corporate securities	1,533,671	22,985	(52,519)	1,504,137
U.S. Treasury and other U.S. Government guaranteed securities	49,454	2,704	—	52,158
U.S. Government-sponsored enterprise securities	153,138	1,112	—	154,250
Obligations of U.S. states, municipalities and political subdivisions	905,176	16,370	(6,879)	914,667

Total fixed maturity securities	$3,746,957	$59,477	$(114,740)	$3,691,694

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$673,444	$(66,763)	$191,206	$(67,450)	$864,650	$(134,213)
Corporate securities	623,008	(78,895)	289,625	(116,424)	912,633	(195,319)
U.S. Treasury and other U.S. Government guaranteed securities	4,283	(68)	—	—	4,283	(68)
U.S. Government-sponsored enterprise securities	4,953	(40)	—	—	4,953	(40)
Obligations of U.S. states, municipalities & political subdivisions	618,653	(46,153)	148,629	(25,685)	767,282	(71,838)

Total fixed maturity securities	$1,924,341	$(191,919)	$629,460	$(209,559)	$2,553,801	$(401,478)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$285,684	$(26,938)	$240,650	$(28,404)	$526,334	$(55,342)
Corporate securities	449,456	(33,191)	229,845	(19,328)	679,301	(52,519)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	264,460	(6,711)	2,586	(168)	267,046	(6,879)

Total fixed maturity securities	$999,600	$(66,840)	$473,081	$(47,900)	$1,472,681	$(114,740)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. The gross unrealized losses at September 30, 2008 are attributable to over seventeen hundred fixed maturity security positions, with no unrealized loss associated with any one security exceeding $9.3 million. At September 30, 2008, approximately 16% of the aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations at September 30, 2008 comprised 83% of the aggregate gross unrealized losses, with the remainder of such losses being attributable to non-investment grade fixed maturity securities. For fixed maturity securities, management evaluated, among other things, the financial position and prospects of the issuers, conditions in the issuers’ industries and geographic areas, liquidity of the investments, changes in the amount or timing of expected cash flows from the investment, recent changes in credit ratings by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment is lower than amortized cost. Based on these evaluations, and taking into account the Company’s ability and intent to retain the investments to allow for the anticipated recoveries in their fair values, management concluded that the unrealized losses reflected in the table above were temporary.
At September 30, 2008, the Company held approximately $749.2 million of insured municipal fixed maturity securities, which represented approximately 16% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at September 30, 2008. Without giving effect to the credit enhancement provided by the insurance, the weighted average credit rating of these securities at such date by nationally recognized statistical rating organizations was “A”. Insurers of significant portions of the various municipal fixed maturity securities held by the Company at September 30, 2008 included MBIA Insurance Corporation ($185.4 million), Financial Security Assurance Inc. ($153.9 million), Financial Guaranty Insurance Company ($151.1 million) and Ambac Financial Group, Inc. ($120.5 million). At September 30, 2008, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
Net investment income was attributable to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$35,476	$65,026	$142,526	$176,718
Mortgage loans	3,072	5,449	10,274	17,180
Short-term investments	1,953	2,610	7,114	9,432
Other	(14,042)	(12,032)	(24,877)	17,809

	26,459	61,053	135,037	221,139
Less: Investment expenses	(7,052)	1,715	(22,543)	(17,961)

	$19,407	$62,768	$112,494	$203,178

Note C — Fair Value Measurements
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
Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, and obligations of U.S. states, municipalities and political subdivisions. The market liquidity of each security is taken into consideration in the valuation technique used to value such security. For securities where market transactions involving identical or comparable assets generate sufficient relevant information, the Company employs a market approach to valuation. If sufficient information is not generated from market transactions involving identical or comparable assets, the Company uses an

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
income approach to valuation. The majority of the instruments included in fixed maturity securities available for sale are valued utilizing observable inputs; accordingly, they are categorized in either Level l or Level 2 of the fair value hierarchy described in Note A. However, in instances where significant inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.
The inputs used in the valuation techniques employed by the Company are provided by nationally recognized pricing services, external investment managers and internal resources. To assess these inputs, the Company’s review process includes, but is not limited to, quantitative analysis including benchmarking, initial and ongoing evaluations of methodologies used by external parties to calculate fair value, and ongoing evaluations of fair value estimates based on the Company’s knowledge and monitoring of market conditions.
Mortgage-backed securities include U.S. agency securities, collateralized mortgage obligations and commercial mortgage-backed securities. The Company uses various valuation techniques and pricing models to measure the fair value of these instruments, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. The majority of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using varying numbers of non-binding broker quotes or a discount rate adjustment technique based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. Corporate securities also include certain hybrid financial instruments consisting of principal protected notes, the return on which is based upon the return of various investment funds organized as limited partnerships and limited liability companies, which notes are carried at fair value with changes in such fair value, positive or negative, included in net investment income. These hybrid financial instruments had a fair value of $167.6 million at September 30, 2008. The Company uses recently executed transactions, market price quotations, benchmark yields and issuer spreads to arrive at the fair value of its investments in corporate securities. The majority of the corporate securities, other than securities acquired through private placements, are categorized in Level 2 of the fair value hierarchy. Private placement corporate securities, including among others hybrid financial instruments, are valued with cash flow models using yield curves, issuer-provided information and material events as key inputs. As these inputs are generally unobservable, private placement securities are categorized in Level 3 of the fair value hierarchy.
U.S. Treasury and other U.S. government guaranteed securities include U.S. Treasury bonds and notes, Treasury Inflation Protected Securities (“TIPS”) and other U.S. government guaranteed securities. The fair values of the U.S. Treasury securities and TIPS are based on quoted prices in active markets and are generally categorized in Level 1 of the fair value hierarchy. Other U.S. government guaranteed securities are valued based on observable inputs including interest rate yield curves, maturity dates, and credit spreads relating to similar instruments. Accordingly, these securities are generally categorized in Level 2 of the fair value hierarchy.
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
Obligations of U.S. states, municipalities and political subdivisions primarily include bonds or notes issued by U.S municipalities. The Company values these securities using recently executed transactions, spreads, benchmark curves including treasury benchmarks, and trustee reports. These inputs are generally observable and these securities are generally categorized in Level 2 of the fair value hierarchy.
Other investments held at fair value primarily consist of equity securities available for sale and trading account securities. These investments are primarily valued at quoted active market prices and are therefore categorized in Level 1 of the fair value hierarchy. For private equity investments, since quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
assessments of each underlying investment, incorporating, among other things, the evaluation of financing and sale transactions with third parties, expected cash flows, material events and market-based information. These investments are included in Level 3 of the fair value hierarchy.
Assets held in the separate account represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. These assets are invested in a limited liability company that invests in entities which trade in various financial instruments.
Other liabilities measured at fair value include securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Mortgage-backed securities	$1,224,880	$—	$1,003,818	$221,062
Corporate securities	1,398,834	—	868,346	530,488
U.S. Treasury and other U.S. Government guaranteed securities	47,215	21,333	23,408	2,474
U.S. Government-sponsored enterprise securities	22,460	—	22,460	—
Obligations of U.S. states, municipalities and political subdivisions	1,039,665	—	1,039,665	—
Other investments	153,339	129,168	—	24,171
Assets held in separate account	104,062	—	—	104,062

Total	$3,990,455	$150,501	$2,957,697	$882,257

Liabilities:
Other liabilities	$73,600	$73,600	$—	$—

The following tables provide reconciliations for Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30, 2008
				U.S.
				Treasury and	U.S.
				Other U.S.	Government-		Assets
		Mortgage-		Government	sponsored		held in
		backed	Corporate	Guaranteed	Enterprise	Other	Separate
	Total	Securities	Securities	Securities	Securities	Investments	Account
	(dollars in thousands)
Balance, beginning of quarter	$718,926	$38,137	$532,520	$1,744	$—	$27,933	$118,592
Total (losses) gains
Included in earnings	(51,395)	(9,605)	(27,549)	—	—	289	(14,530)
Included in other comprehensive loss	19,651	17,645	4,577	—	51	(2,622)	—
Purchases, issuances and settlements	66,521	60,158	7,792	—	—	(1,429)	—
Net transfer in (out) of Level 3	128,554	114,727	13,148	730	(51)	—	—

Balance at end of the period	$882,257	$221,062	$530,488	$2,474	$—	$24,171	$104,062

Net (losses) gains for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at September 30, 2008	$(51,862)	$(16,501)	$(35,624)	$—	$—	$263	$—

(1)	Net losses of $25.7 million and $26.2 million were reported in the Consolidated Statements of Income as net investment income and net realized investment losses, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)

	Nine Months Ended September 30, 2008
				U.S.
				Treasury and	U.S.
				Other U.S.	Government-		Assets
		Mortgage-		Government	sponsored		held in
		backed	Corporate	Guaranteed	Enterprise	Other	Separate
	Total	Securities	Securities	Securities	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of year	$1,060,154	$302,852	$476,299	$—	$129,993	$27,054	$123,956
Total (losses) gains
Included in earnings	(71,162)	(20,617)	(31,056)	—	42	363	(19,894)
Included in other comprehensive loss	(38,526)	(7,119)	(29,936)	—	(42)	(1,429)	—
Purchases, issuances and settlements	50,388	69,191	108,014	—	(125,000)	(1,817)	—
Net transfer (out) in of Level 3	(118,597)	(123,245)	7,167	2,474	(4,993)	—	—

Balance at end of the period	$882,257	$221,062	$530,488	$2,474	$—	$24,171	$104,062

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at September 30, 2008 (1)	$(72,686)	$(30,343)	$(40,303)	$—	$—	$(2,040)	$—

(1)	Net losses of $29.4 million and $43.3 million were reported in the Consolidated Statements of Income as net investment income and net realized investment losses, respectively.
Note D — Redemption of Junior Subordinated Deferrable Interest Debentures underlying the Company-Obligated Mandatorily Redeemable Capital Securities of Unconsolidated Subsidiaries
On May 15, 2003, Delphi Financial Statutory Trust I (the “Trust”) issued $20.0 million liquidation amount of Floating Rate Capital Securities (the “2003 Capital Securities”) in a private placement transaction. In connection with the issuance of the 2003 Capital Securities and the related purchase by the Company of all of the common securities of the Trust (collectively with the 2003 Capital Securities, the “Trust Securities”), the Company issued $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the “2003 Junior Debentures”). The interest rate on the 2003 Junior Debentures had reset quarterly to a rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits, plus 4.10% (subject to a 12.50% maximum). The 2003 Junior Debentures became redeemable by the Company, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption, in May 2008.
On August 15, 2008, the Trust redeemed the 2003 Capital Securities in their entirety concurrently with the redemption by the Company of the underlying 2003 Junior Debentures held by the Trust at 100% of the principal amount plus accrued interest. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and interest on the 2003 Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $0.6 million on the redemption. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note E — Segment Information
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(dollars in thousands)
Revenues:
Group employee benefit products	$341,978	$358,426	$1,057,008	$1,070,159
Asset accumulation products	10,518	19,944	50,418	74,523
Other (1)	11,939	10,342	33,160	31,024

	364,435	388,172	1,140,586	1,175,706

Net realized investment losses	(33,740)	(1,480)	(59,675)	(925)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	—	(598)	(2,192)

	$330,097	$387,232	$1,080,313	$1,172,589

Operating income (loss):
Group employee benefit products	$32,979	$67,234	$140,771	$195,308
Asset accumulation products	(6,246)	6,946	4,504	24,112
Other (1)	(6,164)	(7,625)	(19,798)	(20,931)

	20,569	66,555	125,477	198,489

Net realized investment losses	(33,740)	(1,480)	(59,675)	(925)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	—	(598)	(2,192)

	$(13,769)	$65,075	$65,204	$195,372

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note F — Comprehensive (Loss) Income
Total comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income, which includes the change in unrealized gains and losses on securities available for sale, the change in net periodic pension cost and the change in the loss on the cash flow hedge described in the 2007 Form 10-K. Total comprehensive (loss) income was $(207.9) million and $79.3 million for the first nine months of 2008 and 2007, respectively, and $(142.5) million and $40.7 million for the third quarters of 2008 and 2007, respectively. The changes in such amounts, as between the current and prior year periods, are primarily attributable to increased in unrealized losses in the Company’s fixed maturity securities.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G — Stock-Based Compensation
The Company recognized stock-based compensation expenses of $7.4 million and $6.9 million in the first nine months of 2008 and 2007, respectively, of which $2.1 million and $2.3 million was recognized in the third quarter of 2008 and 2007, respectively. The remaining unrecognized compensation expense related to unvested awards at September 30, 2008 was $21.9 million and the weighted average period of time over which this expense will be recognized is 3.8 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2008: expected volatility — 19.2%, expected dividends — 1.31%, expected lives of the options — 6.8 years and the risk free rate — 3.2%. The following weighted average assumptions were used for the first nine months of 2007: expected volatility — 19.2%, expected dividends — 0.8%, expected lives of the options — 6.5 years and the risk free rate — 4.8%.
The expected volatility reflects the Company’s past monthly stock price volatility. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in the first nine months of 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” in accordance with SAB No. 110 for options granted in the first nine months of 2008 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The expected lives of options granted in the first nine months of 2007 were calculated using the “simplified method” in accordance with SAB No. 107. The dividend yield is based on the Company’s historical dividend payments. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost for service-based options is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
Options	Options	Price	(In Years)	($000)
Outstanding at January 1, 2008	3,260,251	$27.15
Granted	1,490,231	29.15
Exercised	(607,853)	21.22
Forfeited	(24,345)	34.35
Expired	(18,455)	27.16

Outstanding at September 30, 2008	4,099,829	28.72	7.2	$11,994

Exercisable at September 30, 2008	1,567,734	$22.79	4.4	$11,820
The weighted average grant date fair value of options granted during the first nine months of 2008 and 2007 was $6.27 and $11.45, respectively, and during the third quarter of 2008 and 2007 was $4.07 and $10.94, respectively. The cash proceeds from stock options exercised were $0.5 million and $8.2 million for the first nine months of 2008 and 2007, respectively. The total intrinsic value of options exercised during the first nine months of 2008 and 2007 was $6.2 million and $22.2 million, respectively.
At September 30, 2008, 4,438,250 performance contingent incentive options were outstanding with a weighted average exercise price of $25.95, a weighted average contractual term of 6.5 years and an intrinsic value of $12.0 million. 2,053,250 options with a weighted average exercise price of $22.24, a weighted average contractual term of 4.9 years and an intrinsic value of $11.9 million were exercisable at September 30, 2008.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note H — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income	$(9,810)	$40,729	$38,209	$122,837

Denominator:
Weighted average common shares outstanding	47,936	50,596	48,379	50,405
Effect of dilutive securities	—	1,126	880	1,236

Weighted average common shares outstanding, assuming dilution	47,936	51,722	49,259	51,641

Basic results per share of common stock:
Net (loss) income	$(0.20)	$0.80	$0.79	$2.44

Diluted results per share of common stock:
Net (loss) income	$(0.20)	$0.79	$0.78	$2.38

For the three months ended September 30, 2008, 0.7 million potential common shares were not included in the computation of diluted results per share because the effect would have been antidilutive.

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for these products are less favorable at present. In addition, the Company is presently experiencing more competitive market conditions, particularly as to pricing, for its other group employee benefit products. These conditions may impact the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in recent years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes offers opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Also, during the third quarter of 2008, the Company acquired a block of existing annuity policies from another insurer through an indemnity reinsurance transaction with such insurer that resulted in the assumption by the Company of policyholder account balances in the amount of $135.0 million. The Company has the right under this transaction to recommend to such insurer on an ongoing basis the interest rates to be credited with respect to the reinsured annuity policies, subject to the minimum crediting rates specified in such policies. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing through the first nine months of 2008, due to the extraordinary decline in housing prices and highly adverse consequences in the credit markets, particularly the structured mortgage securities market, the investment markets have been the subject of extraordinary volatility and dramatically widened spreads in numerous sectors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions have resulted in a high degree of variability in the carrying values of certain portions of the Company’s investment portfolio, as well as a significant decrease in its level of net investment income during the three month and nine month periods ended September 30, 2008. Such conditions may persist or worsen in the future, and, in the cases of those investments whose changes in value, positive or negative, are included in the

Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments, this variability may continue to result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. In an effort to reduce these fluctuations, the Company is presently engaged in efforts to reposition its investment portfolio so as to reduce its overall holdings of investments of this type and, in particular, those of such investments whose performance has demonstrated the highest levels of variability and to increase its investments in more traditional sectors of the fixed income market such as high credit quality mortgage-backed securities and municipal bonds, whose present spreads have widened to historically high levels due to the market conditions discussed above. However, there can be no assurance as to the time period in which such repositioning will be fully completed or as to the ultimate impact, positive or negative, of such repositioning on the Company’s net investment income and the future variability thereof. In addition, the Company may determine that declines in market value relative to the amortized cost of certain securities are other than temporary, in which event the declines will be reported as realized investment losses in the Company’s results of operations.
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
Results of Operations
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Summary of Results. Net income was $38.2 million, or $0.78 per diluted share, in the first nine months of 2008 as compared to $122.8 million, or $2.38 per diluted share, in the first nine months of 2007. Net income in the first nine months of 2008 and 2007 included net realized investment losses (net of the related income tax benefit) of $38.8 million, or $0.78 per diluted share, and $0.6 million, or $0.01 per diluted share, respectively. Net income in the first nine months of 2008 benefited from growth in income from the Company’s core group employee benefit products and, due to the market conditions discussed above, was adversely impacted by realized investment losses and a large decrease in net investment income. See “Introduction.” Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 6% in the first nine months of 2008. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.8% in the first nine months of 2008 from 92.5% in the first nine months of 2007. In the first nine months of 2008 and 2007, realized investment losses included losses of $52.5 million and $2.5 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Net investment income decreased in the first nine months of 2008 from the first nine months of 2007 due to a lower tax equivalent weighted average annualized yield on invested assets of 3.5% in the 2008 period as compared to 6.3% for the prior period.
Premium and Fee Income. Premium and fee income in the first nine months of 2008 was $1,028.1 million as compared to $972.5 million in the first nine months of 2007, an increase of 6%. Premiums from core group employee benefit products increased 6% to $975.4 million in the first nine months of 2008 from $916.3 million in the first nine months of 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $196.9 million in the first nine months of 2008 as compared to $209.2 million in the first nine months of 2007. Excess workers’ compensation premiums in the first nine months of 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter of 2007. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $19.4 million in the first nine months of 2008 compared to $27.8 million in first nine months of 2007, which included new business production of $3.4 million from the Renewal Rights Agreement. The retention of existing customers in the first nine months of 2008 remained strong.
Premiums from the Company’s other core group employee benefit products increased 10% to $778.5 million in the first nine months of 2008 from $707.0 million in the first nine months of 2007, primarily reflecting a 11% increase in premiums from the Company’s group life products, a 9% increase in premiums from the Company’s disability products and new business production. During the first nine months of 2008, premiums from the Company’s group life products increased to $301.7 million from $271.3 million in the first nine months of 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. During the first nine months of 2008, premiums from the Company’s group disability products increased to $425.5 million from $391.7 million in the first nine months of 2007, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $36.7 million and $38.0 million in the first nine months of 2008 and 2007, respectively. New business production for the Company’s other core group employee benefit products was $168.6 million and $179.3 million in the first nine months of 2008 and 2007, respectively. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee benefit products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in an 11% increase in production based on the number of cases sold as compared to the first nine months of 2007. The Company continues to implement price increases for certain existing group disability and group life insurance customers.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products were $22.3 million in the first nine months of 2008 as compared to $29.6 million in the first nine months of 2007, primarily due to a lower level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $195.8 million in the first nine months of 2008 as compared to $83.8 million in the first nine months of 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the first nine months of 2008 was $112.5 million as compared to $203.2 million in the first nine months of 2007. This decrease reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 3.5% for the first nine months of 2008 from 6.3% for the first nine months of 2007. This decrease in yield was primarily due to adverse performance in the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments which resulted from adverse market conditions for financial assets in the first nine months of 2008. See “Introduction.” This adverse performance was partially offset by a 6% increase in average invested assets to $4,778.8 million in the first nine months of 2008 from $4,517.9 million in the first nine months of 2007.
Net Realized Investment Losses. Net realized investment losses were $59.7 million in the first nine months of 2008 compared to $0.9 million in the first nine months of 2007. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. In the first nine months of 2008 and 2007, the Company recognized $52.5 million and $2.5 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and other securities. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2008 and 2007, the Company recognized $(7.2) million and $1.6 million, respectively, of net (losses) gains on the sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future, particularly if the general market conditions described above were to persist or worsen. See “Introduction.” The extent of such losses will depend on, among other things, future market developments, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation, which are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Investments” in the 2007 Form 10-K and in Note A to the Consolidated Financial Statements included in this document. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. There can be no assurance that the Company will realize investment gains in the future in an amount sufficient to offset any such losses. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources — Investments.”
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During the first nine months of 2008, the Company recognized a pre-tax loss of $0.6 million on the redemption of the floating rate junior subordinated deferrable interest debentures (“2003 Junior Debentures”) underlying the Floating Rate Capital Securities (“2003 Capital Securities”) of Delphi Financial Statutory Trust I (the “Trust”). On August 15, 2008, the Trust redeemed the $20.0 million liquidation amount of 2003 Capital Securities concurrently with the redemption by the Company of the underlying 2003 Junior Debentures held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and dividends on the 2003 Junior Debentures ceased to accrue.
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
Benefits and Expenses. Policyholder benefits and expenses were $1,015.1 million in the first nine months of 2008 as compared to $977.2 million in the first nine months of 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and reflects a small amount of positive development in the Company’s excess workers’ compensation line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products decreased to 91.8% in the first nine months of 2008 from 92.5% in the first nine months of 2007. Amortization of cost of business acquired was decelerated by $7.7 million during the first nine months of 2008 primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.2% and 4.3% in the first nine months of 2008 and 2007, respectively.
Interest Expense. Interest expense was $23.6 million in the first nine months of 2008 as compared to $19.9 million in the first nine months of 2007, an increase of $3.7 million. This increase is primarily due to interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007. This increase was partially offset by a decrease in the interest rate on the 2003 Junior Debentures.
Income Tax Expense. Income tax expense was $3.4 million in the first nine months of 2008 as compared to $52.7 million in the first nine months of 2007 primarily due to the lower level of the Company’s operating income. The Company’s effective tax rate decreased to 8.2% in the first nine months of 2008 from 30.0% in the first nine months of 2007 primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Summary of Results. For the third quarter of 2008, the Company had a net loss of $9.8 million, or $0.20 per diluted share, as compared to net income of $40.7 million, or $0.79 per diluted share, for the third quarter of 2007. The net loss in the third quarter of 2008 was primarily due to realized investment losses and a significant decrease in net investment income. The net loss in the third quarter of 2008 was partially offset by growth in income from the Company’s core group employee benefit products. Realized investment losses (net of the related income tax benefit) in the third quarter of 2008 were $21.9 million, or $0.45 per diluted share, compared to $1.0 million, or $0.02 per diluted share, in the third quarter of 2007. In the third quarters of 2008 and 2007, realized investment losses included losses of $28.2 million and $0.6 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Net investment income decreased in the third quarter of 2008 from the third quarter of 2007 due to a lower tax equivalent weighted average annualized yield on invested assets of 2.0% in the 2008 period as compared to 5.7% for the prior period. Premiums from the Company’s core group employee benefit products increased 7% in the third quarter of 2008.
Premium and Fee Income. Premium and fee income for the third quarter of 2008 was $345.0 million as compared to $325.9 million for the third quarter of 2007, an increase of 6%. Premiums from core group employee benefit products increased 7% to $327.1 million in the third quarter of 2008 from $306.6 million in the third quarter of 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $66.2 million in the third quarter of 2008 as compared to $68.1 million in the third quarter of 2007. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 38% to $11.4 million in the third quarter of 2008 from $8.3 million in the third quarter of 2007. SNCC’s rates declined modestly on its third quarter 2008 renewals and SIRs are on average up modestly in third quarter 2008 new and renewal policies. The retention of existing customers in the third quarter of 2008 remained strong.
Premiums from the Company’s other core group employee benefit products increased 9% to $260.9 million for the third quarter of 2008 from $238.4 million for the third quarter of 2007, primarily reflecting a 10% increase in premiums from the Company’s group life products, an 8% increase in premiums from the Company’s group disability products and new business production. During the third quarter of 2008, premiums from the Company’s group life products increased to $100.8 million from $91.6 million in the third quarter of 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. During the third quarter of 2008, premiums from the Company’s group disability products increased to $142.7 million from $132.6 million in the third quarter of 2007, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $12.6 million during the third quarter of 2008 compared to $12.5 million during the third quarter of 2007. New business production for the Company’s other core group employee benefit products increased 12% to $56.9 million in the third quarter of 2008 from $51.0 million in the third quarter of 2007. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals), which resulted in an 18% increase in production based on the number of cases sold as compared to the third quarter of 2007. The Company continued to implement price increases for certain existing disability and group life customers.
Deposits from the Company’s asset accumulation products were $44.0 million for the third quarter of 2008 as compared to $32.6 million for the third quarter of 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the third quarter of 2008 was $19.4 million as compared to $62.8 million in the third quarter of 2007. This decrease reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 2.0% for the third quarter of 2008 from 5.7% for the third quarter of 2007. This decrease in yield was primarily due to adverse performance in the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments as compared to the performance in third quarter of 2007, which resulted from adverse market conditions for financial assets in the third quarter of 2008. This performance was partially offset by a 2% increase in average invested assets to $4,756.2 million in the third quarter of 2008 from $4,646.3 million in the third quarter of 2007.
Net Realized Investment Losses. Net realized investment losses were $33.7 million in the third quarter of 2008 compared to $1.5 million in the third quarter of 2007. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. In the third quarters of 2008 and 2007, the Company recognized $28.2 million and $0.6 million, respectively, of losses due to the other than temporary declines in the market values of certain fixed maturity and other securities. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2008 and 2007, the Company recognized $5.5 million and $0.9 million, respectively, of net losses on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future particularly if the general market conditions described above were to persist or worsen. See “Introduction” and “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 — Net Realized Investment Losses.”
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During the third quarter of 2008, the Company recognized a pre-tax loss of $0.6 million on the redemption of the 2003 Junior Debentures underlying the 2003 Capital Securities of the Trust. On August 15, 2008, the Trust redeemed the $20.0 million liquidation amount of 2003 Capital Securities concurrently with the redemption by the Company of the underlying 2003 Junior Debentures held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and dividends on the 2003 Junior Debentures ceased to accrue.

Benefits and Expenses. Policyholder benefits and expenses were $343.9 million in the third quarter of 2008 as compared to $322.2 million in the third quarter of 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above and reflects a small amount of positive development in the Company’s excess workers’ compensation line. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 92.3% and 91.9% in the third quarters of 2008 and 2007, respectively. Amortization of cost of business acquired was decelerated by $2.0 million during the third quarter of 2008 primarily due to the decrease in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effect of the first year bonus crediting rate on certain newly issued products, was 4.1% and 4.3% in the third quarters of 2008 and 2007, respectively.
Income Tax (Benefit) Expense. Income tax (benefit) expense was $(11.8) million in the third quarter of 2008 as compared to $17.3 million in the third quarter of 2007 primarily due to the Company’s operating loss. The Company’s effective tax rate was 54.6% in the third quarter of 2008 compared to 29.8% in the third quarter of 2007. This change is primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets.
Liquidity and Capital Resources
General. The Company had approximately $66.2 million of financial resources available at the holding company level at September 30, 2008, which were primarily comprised of investments in the common stock of its investment subsidiaries, investments in investment funds organized as limited partnerships and limited liability companies and short-term investments. The assets of the investment subsidiaries are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $99.5 million during 2008, of which $3.6 million has been paid to the Company during the first nine months of 2008. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. At September 30, 2008, the Company had borrowings outstanding of $147.0 million and another $203.0 million of borrowings available under the Amended Credit Agreement. In addition, on November 6, 2008, the Company made an additional borrowing under the Amended Credit Agreement in the amount of $50.0 million, after which $153.0 million of available borrowings remained. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. A shelf registration statement is also in effect under which securities yielding proceeds of up to $106.2 million may be issued by the Company. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act of 1933. As such, the Company would have the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings. However, since categorization as a well known seasoned issuer is dependent on, among other things, the aggregate market value of an issuer’s common stock held by non-affiliates exceeding a specified level and in light of the current market price of the Company’s Class A Common Stock, the Company’s status as such would terminate prior to the end of 2008 absent an improvement in the price of such stock to a level that would permit this requirement to be satisfied.
The Company’s current liquidity needs, in addition to funding its operating expenses, include principal and interest payments on outstanding borrowings available under the Amended Credit Agreement and interest payments on the 2033 Senior Notes and 2007 Junior Debentures. In addition, the Company may from time to time utilize funds to make capital contributions to its insurance subsidiaries as it deems necessary or appropriate in order to support their insurance operations. The maximum amount of borrowings under the Amended Credit Agreement, which expires in October 2011, is $350.0 million. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements but are redeemable by the Company at par at any time. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest.
During the third quarter of 2008, the Company recognized a pre-tax loss of $0.6 million on the redemption of the 2003 Junior Debentures underlying the 2003 Capital Securities of the Trust. On August 15, 2008, the Trust redeemed the $20.0 million liquidation amount of 2003 Capital Securities concurrently with the redemption by the Company of the underlying 2003 Junior

Debentures held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and dividends on the 2003 Junior Debentures ceased to accrue. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption.
On November 6, 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on December 4, 2008.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Share Repurchase Program. On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1,500,000 shares of the Company’s Class A Common Stock may be repurchased. This program replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management’s assessment of market conditions for its common stock and other potential uses of capital. During the first nine months of 2008, the Company repurchased 1,533,800 shares of its Class A Common Stock at a total cost of $42.7 million with a volume weighted average price of $27.86 per share. At September 30, 2008, the repurchase of 1,000,000 shares remained authorized under the share repurchase program.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4,766.5 million at September 30, 2008, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments, which collectively totaled $426.4 million at September 30, 2008. The Company is presently engaged in efforts to reposition its investment portfolio so as to reduce its holdings of these types of investments. See “Introduction.” During the first nine months of 2008, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $325.5 million from year-end 2007, before related increases in the cost of business acquired of $27.6 million and a decrease in the federal income tax provision of $51.1 million. At September 30, 2008, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $34.7 million (of which $33.9 million was attributable to investment grade securities) and $401.5 million (of which $332.4 million was attributable to investment grade securities), respectively. During the first nine months of 2008, the Company recognized pre-tax net investment losses of $59.7 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “AA” at September 30, 2008. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2007 Form 10-K, “Risk Factors” as supplemented by Part II, Item 1A hereof, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence, and 75% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence. In addition, in March 2008, the Company entered into a ceded reinsurance agreement that provides up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. Effective October 1, 2008, the Company entered into a reinsurance agreement under which it cedes 100% (compared to 75% previously) of its excess workers’ compensation risks between $100.0 million and $150.0 million, per occurrence. In addition, effective October 1, 2008, the Company entered into a new reinsurance agreement under which it cedes 30% of its excess workers’ compensation risks between $150.0 million and $200.0 million, per occurrence. Effective January 1, 2008, the Company cedes through indemnity reinsurance risks in excess of $300,000 (compared to $200,000 previously) per individual and type of coverage for new and existing employer-paid group life insurance policies. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $267.5 million and $280.1 million in the first nine months of 2008 and 2007, respectively. Net investing activities used $500.3 million and $265.8 million of cash during the first nine months of 2008 and 2007, respectively, primarily for the purchase of securities. Financing activities provided $250.8 million of cash during the first nine months of 2008, principally from deposits to policyholder accounts. During the first nine months of 2007, financing activities used $16.8 million of cash principally for the repayment of outstanding borrowings under the Amended Credit Agreement and for the redemption of the Junior Debentures held by Delphi Funding L.L.C., partially offset by proceeds from the issuance of the 2007 Junior Debentures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2007. However, as discussed above, the investment markets have been the subject of extraordinary volatility during the first nine months of 2008. Accordingly, the Company is presently engaged in efforts to reposition its investment portfolio. See “Introduction” in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2007 Form 10-K, “Risk Factors,” updates and supersedes the discussion contained therein under the headings “The market values of the Company’s investments fluctuate“and “The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings”:
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
Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses. See “Critical Accounting Policies and Estimates — Investments” in Part II, Item 7 of the 2007 Form 10-K for a description of management’s evaluation process in this regard. Declines that are considered to be temporary are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. The Company has experienced and may in the future experience losses from declines in security values that it determines to be other than temporary. Such losses are recorded as realized investment losses in the income statement. See “Results of Operations — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 - Net Realized Investment Losses” and “Liquidity and Capital Resources — Investments” in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company invests in certain investment funds organized as limited partnerships and limited liability companies that invest in various financial assets, as well as certain hybrid financial instruments whose return is based upon the return of similar types of limited partnerships and limited liability companies. Investments in such limited partnerships and limited liability companies, a number of which have experienced losses in value during the current year, are reflected in the Company’s financial statements under the equity method, and such hybrid financial instruments are carried in the financial statements at fair value. In all of these cases, positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if the limited partnerships and limited liability companies were to continue to experience losses in the values of their financial assets.
     The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings.
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of October 2008 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of October 2008 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that such ratings will continue to be maintained at their current levels in the future. In October 2008, Standard & Poor’s revised the outlook on its current ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. Claims-paying and financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. The Company’s senior unsecured debt ratings as of October 2008 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB, Baa3 and BBB+, respectively. The ratings for the Company’s 2007 Junior Debentures as of October 2008 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BBB-, Ba1 and BBB-, respectively. The ratings for RSLIC’s funding agreements as of October 2008 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.
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

Date: November 10, 2008