Form 10-K
period 2008-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2009-03-02
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-11462
DELPHI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	(302) 478-5142	13-3427277

(State or other jurisdiction of incorporation or organization)	(Registrant’s telephone number, including area code)	(I.R.S. Employer Identification Number)

1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware	19899

(Address of principal executive offices)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value	New York Stock Exchange
8.00% Senior Notes due May 15, 2033	New York Stock Exchange
7.376% Fixed-to-Floating Rate Junior Subordinated Debentures due May 1, 2067	New York Stock Exchange
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
Yes ☐      No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $947,929,568.
As of February 13, 2009, the Registrant had 41,259,654 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DELPHI FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. These statements are subject to various uncertainties and contingencies which could cause actual results to differ materially from those expressed in such statements. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
PART I
Item 1. Business
Delphi Financial Group, Inc. (the “Company” or “Delphi,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) is a holding company whose subsidiaries provide integrated employee benefit services. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: long-term and short-term disability, excess workers’ compensation, group life, travel accident and dental. The Company’s asset accumulation business emphasizes individual fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Canada. The Company’s two reportable segments are group employee benefit products and asset accumulation products. See Notes A and Q to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company’s segments.
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
The Company has concentrated its efforts within certain niche insurance markets, primarily group employee benefits for small to mid-sized employers. The Company also markets its group employee benefit products and services to large employers, emphasizing unique programs that integrate both employee benefit insurance coverages and absence management services. The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals planning for retirement as well as the issuance of funding agreements in connection with the offering of funding agreement-backed notes to institutional investors.
The Company’s primary operating subsidiaries are as follows:
Reliance Standard Life Insurance Company (“RSLIC”), founded in 1907 and having administrative offices headquartered in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company (“FRSLIC”), underwrite a diverse portfolio of disability, group life, travel accident and dental insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2009 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. The Company, through Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), acquired RSLIC and FRSLIC in 1987.
Safety National Casualty Corporation (“SNCC”) focuses primarily on providing excess workers’ compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers’ compensation insurance in the United States. The financial strength rating of SNCC as of February 2009 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. (“SIG”), acquired SNCC in 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers’ compensation products to the self-insured market.
Matrix Absence Management, Inc. (“Matrix”), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in 1998.
Group Employee Benefit Products
The Company is a leading provider of disability, group life and excess workers’ compensation insurance products to small and mid-sized employers, with more than 30,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment and group dental insurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its group employee benefit products to large employers. In 2003, the Company introduced a suite of voluntary disability, group life and accidental death and dismemberment insurance products that are purchased by employees on an elective basis at their worksite. This suite of voluntary benefits allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area; however, no assurance can be given that such efforts will be successful.
The Company’s group employee benefit products are sold to employers and groups primarily through independent brokers and agents. The Company’s products are marketed to brokers and agents by 163 sales representatives and managers. RSLIC had 131 group sales representatives and managers located in 31 sales offices nationwide at December 31, 2008. In addition, RSLIC had 18 sales representatives and managers devoted to its limited benefit health insurance product at December 31, 2008. At December 31, 2008, SNCC had 13 sales representatives and managers. The Company’s seven administrative offices and 31 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company’s group employee benefit products:

	Year Ended December 31,
	2008		2007		2006
	(dollars in thousands)
Insurance premiums:
Core Products:
Disability income	$572,630	43.7%	$527,500	43.0%	$458,130	42.4%
Life	402,928	30.8	364,771	29.7	316,360	29.2
Excess workers’ compensation	264,244	20.2	276,252	22.5	260,031	24.0
Travel accident, dental and other	70,205	5.3	59,411	4.8	47,150	4.4

	$1,310,007	100.0%	$1,227,934	100.0%	$1,081,671	100.0%

Non-Core Products:
Loss portfolio transfers	3,304		14,697		20,911
Other	29,712		24,961		21,544

	33,016		39,658		42,455

Total insurance premiums	$1,343,023		$1,267,592		$1,124,126

Sales (new annualized gross premiums):
Core Products:
Disability income	$121,507	42.1%	$131,818	45.0%	$114,622	40.9%
Life	94,681	32.8	87,210	29.8	88,578	31.6
Excess workers’ compensation	25,832	8.9	30,092	10.3	57,217	20.4
Travel accident, dental and other	46,945	16.2	43,662	14.9	19,699	7.1

	$288,965	100.0%	$292,782	100.0%	$280,116	100.0%

Non-Core Products:
Loss portfolio transfers	3,305		3,800		19,758
Other	17,607		14,887		11,561

	20,912		18,687		31,319

Total sales	$309,877		$311,469		$311,435

The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer assumes a specified portion of the Company’s losses and loss adjustment expenses in exchange for a specified portion of policy premiums. All insurance related revenue is reported by the Company net of the reinsurance premiums paid by the Company under its reinsurance ceded arrangements. See “Reinsurance”. The profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.
The table below shows the loss and expense ratios as a percent of premium income for the Company’s group employee benefit products for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Loss ratio	69.5%	70.3%	70.6%
Expense ratio	22.7	22.1	22.6

Combined ratio	92.2%	92.4%	93.2%

The loss and expense ratios are affected by, among other things, claims development related to insurance policies written in prior years and the results with respect to the Company’s non-core group employee benefit products. Such ratios can also be affected by changes in the Company’s mix of products, such as the level of premium from loss portfolio transfers (“LPTs”), from year to year. LPTs, which are classified as a non-core product due to their episodic nature, carry a higher loss ratio and a significantly lower expense ratio as compared to the Company’s other group employee benefit products.

Group disability insurance products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified term, typically to the insured’s normal retirement age, to a member of the insured group who, because of a medical condition or injury, is unable to work. The Company’s group long-term disability coverages are spread across many industries. Typically, long-term disability benefits are paid monthly and are limited for any one insured to two-thirds of the insured’s pre-disability earned income up to a specified maximum benefit. Long-term disability benefits are generally offset by income the claimant is entitled to receive from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants in an effort to assist them in returning to work as quickly as possible. When claimants’ disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for a group disability insurance policy and are based upon expected morbidity and mortality and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, Custom Disability Solutions (“CDS”). In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market, while also continuing to service existing clients from an indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. The Company cedes through indemnity reinsurance risks in excess of $7,500 in long-term disability benefits per individual per month. See “Reinsurance” and “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for a group life insurance policy and are based upon expected mortality and morbidity and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. Accidental death and dismemberment insurance provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group. This coverage is frequently sold in conjunction with group life insurance policies and is included in premiums charged for group life insurance. The Company cedes through indemnity reinsurance risks in excess of $100,000 per individual for voluntary group term life insurance policies. Effective January 1, 2008, the Company ceded through indemnity reinsurance risks in excess of $300,000 (compared to $200,000 previously) per individual and type of coverage for employer-paid group life insurance policies. See “Reinsurance”.
Excess workers’ compensation insurance products provide coverage against workers’ compensation risks to employers and groups who self-insure such risks. The coverage applies to losses in excess of the applicable self-insured retentions (“SIRs” or deductibles) of employers and groups, whose workers’ compensation claims are generally handled by third-party administrators (“TPAs”). These products are principally targeted to mid-sized companies and other employers, particularly small municipalities, hospitals and schools. These employers are believed to be less prone to catastrophic workers’ compensation exposures and less price sensitive than larger account business. Since claim payments under the Company’s excess workers’ compensation products do not begin until the self-insured’s total loss payments exceed the SIR, these payments are frequently made over long periods of time, although catastrophic claims can entail payments by the Company in shorter time frames. On average, over half of the Company’s total payments with respect to claims under these products are made during the period beginning with the sixteenth year following the incurrence of the claim. During this period, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be relatively more stable and predictable in nature than at the inception of the workers’ compensation claim. This family of products also includes large deductible workers’ compensation insurance, which provides coverage similar to excess workers’ compensation insurance, and a complementary product, workers’ compensation self-insurance bonds.

The pricing environment and demand for excess workers’ compensation insurance improved substantially beginning in 2001 and the demand for excess workers’ compensation insurance products and the rates for such products increased significantly through 2004. The cumulative effect of these rate increases during 2002 through 2004 was an increase of 57%. SNCC was able to maintain its pricing in its renewals of insurance coverage in 2005 and 2006 and also obtained significant improvements in contract terms in new and renewal policies written in those years, in particular higher SIR levels. On average, SIRs increased 6% in 2006, with further modest increases in 2007 and 2008. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products. However, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to growth in premiums and new business production, which represents the amount of new annualized premium sold, for these products have been less favorable in recent years. In spite of these conditions, due to various corporate initiatives recently initiated by SNCC, new business production for the important January renewal season improved substantially to $11.5 million in 2009 from $3.9 million in 2008. For the January 2009 season, retention of existing customers remained strong, SIR levels on average are up modestly for new and renewal policies and rates declined slightly. For 2008, 2007 and 2006, new business production for excess workers’ compensation products was $25.8 million, $30.1 million and $57.2 million, respectively, and the retention of existing customers was strong. New business production for 2008, 2007 and 2006 included $0, $3.4 million and $25.8 million, respectively, from a renewal rights agreement into which SNCC entered in July 2005 (the “Renewal Rights Agreement”). Under the Renewal Rights Agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers’ compensation policies of a former competitor.
The Company from time to time replaces or modifies its existing reinsurance arrangements for its excess workers’ compensation insurance products based on changing reinsurance market conditions. The Company presently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, and 85% on a quota share basis of its workers’ compensation risks between $50.0 million and $100.0 million per occurrence. Effective October 1, 2008, the Company entered into an indemnity reinsurance agreement under which it cedes 100% (compared to 75% previously) on a quota share basis of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence and cedes 30% of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence. In addition, in March 2008, the Company entered into an indemnity reinsurance agreement that provides it with up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. See “Reinsurance” and “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As a result of the September 11, 2001 terrorist attacks, a number of the Company’s reinsurers have excluded coverage for losses resulting from terrorism. In November 2002, the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) was enacted and such act is presently scheduled to remain in effect through December 31, 2014. The Terrorism Act applies to lines of property and casualty insurance directly written by SNCC (as opposed to business assumed by SNCC through reinsurance), including excess workers’ compensation. SNCC’s surety line of business is not covered under the Terrorism Act. The federal government would pay 85% of each covered loss and the insurer would pay the remaining 15%, respectively. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is 20% of the insurer’s direct earned premiums from the previous calendar year. The maximum after-tax loss to the Company for 2009 within the Terrorism Act deductible from property and casualty products is approximately 4.3% of the Company’s shareholders’ equity as of December 31, 2008. Any payments made by the federal government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company’s life insurance subsidiaries.
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
The Company’s suite of voluntary disability, group life and accidental death and dismemberment insurance products are sold to employees on an elective basis at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company’s suite of voluntary products allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. Because these products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these products complement the Company’s core group employee benefit products and represent a significant growth opportunity.
Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as LPTs. Pursuant to an LPT, the Company, in exchange for a specified one-time premium payment to the Company, assumes responsibility for making ongoing payments with respect to an existing block of disability or self-insured workers’ compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company’s disability and excess workers’ compensation products. Non-core group employee benefit products also include primary workers’ compensation insurance products, for which the Company primarily receives fee income since a significant portion of the risks relating to these products is ceded by the Company to third parties through indemnity reinsurance. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $8.0 million, $9.0 million and $8.0 million in 2008, 2007 and 2006, respectively. In addition, non-core group employee benefit products include bail bond insurance and workers’ compensation assumed reinsurance. See “Reinsurance”.
Asset Accumulation Products
The Company’s asset accumulation products consist mainly of fixed annuities, primarily single premium deferred annuities (“SPDAs”) and flexible premium annuities (“FPAs”). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead is added to the annuity contract’s value and accumulates. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 1.5% to 5.5% per annum. For most of the Company’s fixed annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary. The Company’s fixed annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years. Such periods range from three to seven years. At December 31, 2008, the weighted average crediting rate on the Company’s fixed annuity products was 4.05%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but withdrawals during the applicable surrender charge period in a single year that exceed 10% of the annuity value will result in the assessment of surrender charges, and withdrawals may also result in taxes and/or tax penalties to the holder on the withdrawn amount. In addition, for annuity products containing a market value adjustment (“MVA”) provision, the accumulated value of the annuity may be increased or decreased under such provision as a function of decreases or increases, respectively, in crediting rates for the Company’s newly issued annuities if it is surrendered during the surrender charge period. Under this provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate.
During the fourth quarter of 2007, the Company introduced an indexed SPDA that permits the annuity holder to elect that interest be credited to the contract in a manner that is either linked to any positive performance of the Standard & Poor’s 500 Index (the “S&P 500 Index”), credited on a fixed interest rate basis, or a mix of both. For the interest component that is linked to the S&P 500 Index, credited interest is based, at the annuity holder’s election, either on a percentage, referred to as the participation rate, of the annual index return or on the amount of such return up to a specified maximum rate, referred to as the cap. The annual index return is based, also at the annuity holder’s election, either on the average monthly return for the year or on an annual point-to-point calculation. The annuity holder may change the elections as between the participation rate and capped interest crediting methods, and as between the average monthly return and annual point-to-point calculation methods, on an annual basis. The Company may change the levels of the participation rate and the cap on an annual basis, subject to contractually specified minimums. In the case of interest credited on a fixed rate basis, the crediting rate may be reset by the Company annually. A minimum guaranteed accumulation is also provided which applies at maturity or earlier termination of the annuity contract. The guaranteed accumulation amount presently ranges from 1.5% to 2.0% per annum. The Company purchases S&P 500 Index call options and other similar derivative instruments that are believed to be correlated to the annuity holders’ interest crediting elections in order to fund its obligations based on such elections.
These fixed annuity products are sold predominantly to individuals through networks of independent insurance agents. In 2008, the Company’s SPDA products accounted for $209.0 million of asset accumulation product deposits, of which $185.8 million was attributable to the MVA annuity and $16.1 million was attributable to the indexed annuity. The Company’s FPA products accounted for $19.0 million of asset accumulation product deposits in 2008, substantially all of which had an MVA feature. Two networks of independent agents accounted for approximately 23% of the deposits from these SPDA and FPA products during 2008, with no other network of independent agents accounting for more than 10% of these deposits. The Company believes that it has a good relationship with these networks.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. During the third quarter of 2008, the Company acquired a block of existing SPDA and FPA policies from another insurer through an indemnity assumed reinsurance transaction that resulted in the assumption by the Company of policyholder account balances in the amount of $135.0 million. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances.
The following table sets forth for the periods indicated selected financial data concerning the Company’s asset accumulation products:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Asset accumulation product deposits (sales):
Fixed annuities	$245,117	$107,145	$90,741
Funding agreements	—	—	100,000

Funds under management (at period end)	1,327,502	1,053,221	1,089,051
At December 31, 2008, funds under management consisted of $1,009.4 million of SPDA liabilities, $217.0 million of FPA liabilities and $101.1 million of funding agreements. Of the SPDA and FPA liabilities, $812.8 million were subject to surrender charges averaging 6.31% at December 31, 2008, with the balance of these liabilities not subject to surrender charges having been in force, on average, for 19 years. $190.8 million of the SPDA and FPA liabilities have been assumed by the Company under various indemnity reinsurance transactions, including the 2008 transaction discussed above. The Company’s funding agreements cannot be redeemed prior to maturity.
The Company prices its fixed annuity products based on assumptions concerning prevailing and expected interest rates and other factors that it believes will permit it to achieve a positive spread between its expected return on investments and the crediting rate. The Company attempts to achieve this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the periodic adjustment of the crediting rate on its fixed annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its fixed annuity products to the extent permitted by the terms of the policies. See “Asset/Liability Management and Market Risk” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In underwriting group coverage, the Company focuses on the overall risk characteristics of the group to be insured and the geographic concentration of its new and renewal business. A prospective group client is evaluated with particular attention paid to factors such as the claims experience of the group with prior carriers, if any, the occupations of the insureds, the nature of the business of the client, the current economic outlook of the client in relation to others in its industry and of the industry as a whole, the appropriateness of the benefits or SIR applied for and income from other sources during disability. The Company’s products generally afford it the flexibility, following any initial premium rate guarantee period, to seek on an annual basis to adjust premiums charged to its policyholders in order to reflect emerging mortality or morbidity experience.

Investments
The Company’s management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company’s other products for which reserves are discounted, the discount rate used to calculate the related reserves. The Company’s overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. Over the second half of 2007 and continuing through 2008 and into 2009, due primarily to the extraordinary decline in housing prices and highly adverse consequences in the credit markets, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility and dramatically widened spreads in numerous sectors. See Part I, Item 1A — Risk Factors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions have resulted in substantial declines in the carrying values of certain portions of the Company’s investment portfolio, as well as a significant decrease in its level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. These market conditions may persist or worsen in the future and may continue to result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. In an effort to reduce these fluctuations, the Company has repositioned its investment portfolio to reduce its overall holdings of investments of this type and, in particular, its holdings of such investments whose performance has demonstrated the highest levels of variability and has increased its investments in more traditional sectors of the fixed income market such as high credit quality mortgage-backed securities and municipal bonds, whose present spreads have widened to historically high levels due to the market conditions discussed above. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a larger proportion of its portfolio in short-term investments, which totaled $401.6 million at December 31, 2008, as compared to $286.0 million at December 31, 2007. There can be no assurance as to the impact, positive or negative, of the Company’s investment repositioning on its future net investment income or its effect on the future variability in such income. In addition, during 2008, the Company has experienced significantly increased levels of realized investment losses from declines in market value relative to the amortized cost of certain securities that it has determined to be other than temporary, and in light of the aforementioned market conditions, losses of this type and magnitude may continue or increase in the future.
For information regarding the composition and diversification of the Company’s investment portfolio and asset/liability management, see “Liquidity and Capital Resources” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A, B and C to the Consolidated Financial Statements.
The following table sets forth for the periods indicated the Company’s pretax investment results:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Average invested assets (1)	$4,728,126	$4,555,225	$4,038,658
Net investment income (2)	134,850	270,547	255,871
Tax equivalent weighted average annual yield (3)	3.2%	6.2%	6.6%

(1)	Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income.

(2)	Consists principally of interest and dividend income less investment expenses, along with the changes in value, positive or negative, of the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments.

(3)	The tax equivalent weighted average annual yield on the Company’s investment portfolio for each period is computed by dividing net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income, by average invested assets for the period. See “Results of Operations” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which management believes are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company’s retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See “Group Employee Benefit Products” and Note O to the Consolidated Financial Statements. As a result of the September 11, 2001 terrorist attacks on the World Trade Center, a number of the Company’s reinsurers have excluded coverage for losses resulting from terrorism. See “The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance” in Item 1A — Risk Factors. The Company assumes certain workers’ compensation risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of nuclear, biological, chemical and radiological terrorism is excluded from these reinsurance treaties. The loss amounts at which the Company’s payment obligations attach under these arrangements range from $250,000 to $825 million, with an average attachment point on a premium-weighted basis of $7.3 million. Aggregate exposures assumed by the Company under individual workers’ compensation reinsurance treaties generally range from $250,000 to $9 million, and the Company’s average per-treaty net exposure on a premium-weighted basis is equal to $3.0 million. The Company underwrites workers’ compensation reinsurance assumed pursuant to procedures similar to those utilized in connection with its excess workers’ compensation products.
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
In the fourth quarter of 2004, the Company entered into an indemnity reinsurance arrangement under which it assumed certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, the Company was responsible for underwriting and claims management with respect to the reinsured business. The Company provided coverage primarily on a quota share basis up to a maximum Company share of $7,500 in benefits per individual per month. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to CDS. In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market while also continuing to service existing clients from the indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. Premium income and fees from the Company’s turnkey disability business and the arrangement was $52.2 million, $53.6 million and $54.3 million in 2008, 2007 and 2006, respectively, and incurred losses were $42.6 million, $36.0 million and $41.6 million in 2008, 2007 and 2006, respectively.
The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. Premiums from all reinsurance facilities were $(1,000), $2,000 and $(90,000) in 2008, 2007 and 2006, respectively, and incurred losses from these facilities were $2.6 million, $8.1 million and $4.4 million in 2008, 2007 and 2006, respectively.
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
The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance, beginning of period	$850,956	$752,375	$643,465

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	152,069	155,052	136,134
Prior years	27,111	37,443	70,060

Incurred claims and claim expenses, net of reinsurance, during the current year	179,180	192,495	206,194

Deduct claims and claim expense payments, net of reinsurance, occurring during:
Current year	1,625	2,950	4,524
Prior years	77,169	90,964	92,760

Total paid	78,794	93,914	97,284

Unpaid claims and claim expenses, net of reinsurance, end of period	951,342	850,956	752,375
Reinsurance receivables, end of period	109,704	113,018	105,287

Unpaid claims and claim expenses, gross of reinsurance, end of period (1)	$1,061,046	$963,974	$857,662

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions” and Note R to the Consolidated Financial Statements.
Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the discount amounts previously established with respect to the claims reserves relating to the Company’s excess workers’ compensation line of business. During 2008, 2007 and 2006, $38.6 million, $25.2 million and $29.4 million, respectively, of such discount was accreted. Accordingly, of the Company’s provisions for prior years’ claims and claim expenses incurred, net of reinsurance, in 2008, 2007 and 2006, $(11.5) million, $12.2 million and $40.7 million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. In 2008, the reduction of such provisions arose primarily from the accrual of additional discount with respect to prior years’ excess workers’ compensation claims reserves, due to a change in the Company’s assumptions regarding the payment pattern for such claims to reflect lengthening in the time periods over which such claims are paid. This change was made in light of emerging claim payment experience, and the Company believes that such experience is due in part to the increases in the average SIR having occurred in recent years. These reductions more than offset the additional provisions for the year which related primarily to adverse development on a limited number of large prior year claims. In 2007 and 2006, the additional provisions arose primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods. In 2007, such adverse loss experience related to policies written during the 2000 to 2002 years. In 2006, such experience related to policies written during the 1997 to 2003 years. The additional provisions in 2006 and 2007 did not result from specific changes in the Company’s key assumptions used to estimate the reserves since the preceding period end. Rather, they resulted from the Company’s application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The effects of the accretion and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2008, 2007 and 2006, $41.5 million, $25.2 million and $29.4 million, respectively, of discount was accreted, and $143.6 million, $92.4 million and $84.8 million, respectively, of discount was accrued. The effects of accretions and accruals of discount are not reflected for these or any of the other years shown in the following table.
The loss development table below illustrates the development of reserves and is net of reinsurance.

	December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Reserve for unpaid claims and claim expenses, net of reinsurance	$422,159	$434,512	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282

Cumulative amount of liability paid:
One year later	40,815	40,660	(29,990)	61,954	57,235	64,170	81,847	92,760	90,963	77,170
Two years later	74,571	4,020	26,398	112,639	118,685	134,981	149,983	175,852	163,149
Three years later	33,429	54,846	71,938	169,890	187,303	198,133	220,440	241,235
Four years later	78,981	94,899	123,330	231,870	247,487	266,834	283,820
Five years later	114,295	139,949	178,852	283,783	311,350	323,461
Six years later	154,101	187,952	221,817	341,035	361,095
Seven years later	196,599	223,920	270,792	382,757
Eight years later	230,025	266,415	304,964
Nine years later	269,892	298,579
Ten years later	299,284

Liability reestimated as of:
One year later	410,875	424,187	442,624	636,123	678,535	766,886	908,162	1,072,990	1,198,719	1,366,919
Two years later	404,559	420,419	442,807	634,576	714,303	838,458	1,007,198	1,122,567	1,264,493
Three years later	401,475	417,868	446,948	678,009	790,941	939,254	1,057,913	1,192,300
Four years later	396,403	423,425	502,140	754,717	881,073	991,103	1,120,868
Five years later	399,311	466,975	568,993	832,968	933,259	1,036,718
Six years later	437,913	522,592	636,007	878,948	975,524
Seven years later	488,849	582,364	670,762	914,362
Eight years later	546,607	611,869	696,812
Nine years later	576,623	633,617
Ten years later	590,437

Cumulative deficiency(1)	$(168,278)	$(199,105)	$(252,751)	$(276,173)	$(294,689)	$(291,958)	$(267,353)	$(180,601)	$(88,514)	$(25,155)

(1)	Full years 2000 through 2008 include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions” and Note R to the Consolidated Financial Statements.
The “Reserve for unpaid claims and claim expenses, net of reinsurance” line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The “Cumulative amount of liability paid” lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The “Liability reestimated” lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate may be either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and

Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Cumulative deficiency” line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2008.
The table below is gross of reinsurance and illustrates the effects of the accretion and accrual of discount, as applicable, to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

	December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Reserve for unpaid claims and claim expenses before discount:
Net of reinsurance	$422,159	$434,512	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282
Add reinsurance recoverable	164,825	179,180	206,704	92,828	95,709	93,030	104,266	103,014	105,287	113,018	109,704
Deduct discount for time value of money	180,770	192,220	203,710	224,241	241,688	265,100	311,833	368,234	423,604	490,808	592,940

Unpaid claims and claim expenses as reported on balance sheets	406,214	421,472	447,055	506,776	534,856	572,690	645,948	746,479	857,662	963,974	1,061,046

Reestimated unpaid claims and claim expenses, gross of reinsurance, net of discount, as of December 31, 2008	703,760	762,849	845,521	924,415	947,331	945,188	966,243	976,221	980,538	997,632

Discounted cumulative deficiency, gross of reinsurance	(297,546)	(341,377)	(398,466)	(417,639)	(412,475)	(372,498)	(320,295)	(229,742)	(122,876)	(33,658)

Add accretion of discount and change in reinsurance recoverable	129,268	142,272	145,715	141,466	117,786	80,540	52,942	49,141	34,362	8,503

Cumulative deficiency, before discount, net of reinsurance (1)	$(168,278)	$(199,105)	$(252,751)	$(276,173)	$(294,689)	$(291,958)	$(267,353)	$(180,601)	$(88,514)	$(25,155)

(1)	Full years 2000 through 2008 include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions” and Note R to the Consolidated Financial Statements.
The excess workers’ compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $265.0 million less than those reported by the Company for statutory financial statement purposes at December 31, 2008. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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
The Company believes that its reputation in the marketplace, quality of service and unique programs which integrate employee benefit products and absence management services have enabled it to compete effectively for new business in its targeted markets. The Company reacts to changes in the marketplace generally by focusing on products believed to provide adequate margins and attempting to avoid those with low margins. The Company believes that its smaller size, relative to some of its competitors, enables it to more easily tailor its products to the demands of customers.
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
Furthermore, while the federal government generally does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, securities and financial services regulation and federal taxation, can significantly affect the insurance business. In January 2009, the Securities and Exchange Commission (“SEC”) adopted Rule 151A under the Securities Act of 1933, which, beginning in January 2011, would require indexed SPDA’s of the type presently marketed by the Company (see “Asset Accumulation Products”) to be registered as securities under the Securities Act and be sold exclusively through federally registered broker-dealers. Two lawsuits have been filed in federal court challenging the SEC’s authority to adopt this rule, but it is not possible to predict the outcome of these lawsuits. Substantially all of the Company’s distribution network for its indexed SPDA’s consists of insurance agents rather than registered broker-dealers. Accordingly, unless one of these lawsuits were to prevail, the Company would be required to establish an alternative distribution network for these products, and there can be no assurance that the Company will be successful in doing so. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.
The NAIC’s RBC requirements for insurance companies take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer’s business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The Company believes that its insurance subsidiaries are adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, were the insurance subsidiaries’ RBC positions to materially decline in the future, the insurance subsidiaries’ continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected may be affected.
The Company’s insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer’s financial strength and, in most instances, may be offset against future state premium taxes. SNCC did not recognize any expense in 2008, 2007 or 2006 for these types of assessments. None of the Company’s life insurance subsidiaries has ever incurred any significant costs of this nature.
Employees
The Company and its subsidiaries employed approximately 1,700 persons at December 31, 2008. The Company believes that it enjoys good relations with its employees.
Other Subsidiaries
The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. (“DCM”), and makes certain investments through other wholly-owned non-insurance subsidiaries.
Other Transactions
During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See Note R to the Consolidated Financial Statements. For the years ended December 31, 2008 and 2007, the effect of this line of business on the Company’s results of operations was not material. For the year ended December 31, 2006, the Company recognized premium income of $1.2 million and incurred losses of $5.8 million from this line of business, resulting in operating losses of $2.9 million net of an income tax benefit of $1.6 million. The remaining assets and liabilities related to the property catastrophe reinsurance business are not material to the Company’s consolidated financial position.
On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provides for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. On November 8, 2007, the amount of such facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. The Company had outstanding borrowings of $207.0 million, $74.0 million and $120.0 million at December 31, 2008, 2007 and 2006, respectively, under the Amended Credit Agreement. Interest on borrowings under the Amended Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or at Bank of America’s prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2008, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.
On March 27, 2007, Delphi Funding, L.L.C. (“Delphi Funding”) redeemed the remaining $36.0 million of the total $100.0 million liquidation amount of 9.31% Capital Securities, Series A (the “Capital Securities”) concurrently with the redemption by the Company of the underlying $37.1 million principal amount of 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the “Junior Debentures”) held by Delphi Funding. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior

Debentures ceased to be outstanding and dividends on the Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $2.2 million in the first quarter of 2007 as a result of the redemption. The Company utilized borrowings under the Amended Credit Agreement and cash on hand to fund such redemption. See Note H to the Consolidated Financial Statements.
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange under the symbol DFP. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined in the indenture governing the 2007 Junior Debentures. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time, subject to compliance with a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness (which is currently the 8.00% Senior Notes due 2033). Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used primarily to repay the then outstanding borrowings under the Amended Credit Agreement and for other general corporate purposes. See Note I to the Consolidated Financial Statements.
On August 15, 2008, Delphi Financial Statutory Trust I (the “Trust”) redeemed the $20.0 million liquidation amount of Floating Rate Capital Securities (the “2003 Capital Securities”) in their entirety concurrently with the redemption by the Company of the underlying $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the “2003 Junior Debentures”) held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and interest on the 2003 Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $0.6 million in the third quarter of 2008 as a result of the redemption. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption. The weighted average interest rates on the 2003 Junior Debentures were 7.36%, 9.45% and 9.15% for the years ended December 31, 2008, 2007 and 2006, respectively. See Note H to the Consolidated Financial Statements.

Item 1A. Risk Factors.
The Company’s business faces various risks and uncertainties, which include those discussed below and elsewhere in this document. These risks and uncertainties could have a material adverse effect on the Company’s results of operations, liquidity and financial condition. However, these risks and uncertainties are not necessarily the only ones the Company faces. Other risks and uncertainties of which the Company is not presently aware, or that it does not now believe are significant, may adversely impact its business or the trading price of its securities. Investing in the Company’s securities involves risk and the following risk factors, together with the other information contained in this report and the other reports and documents filed by the Company with the Securities and Exchange Commission, should be considered carefully.
     The current financial crisis has resulted in highly adverse conditions in the capital markets.
Markets in the United States and elsewhere have been experiencing extreme volatility and disruption, due in part to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, which accelerated significantly in the second half of 2008. These conditions have also exerted significant downward pressure on global stock prices, including the Company’s stock price, and reduced access to the capital markets for certain issuers. As a result, the market for virtually all fixed income instruments other than U.S. government-backed securities has experienced substantially increased credit spreads and decreased liquidity, and many of such instruments have experienced credit downgrade events and increased probability of credit loss. Further discussions of the impact of these conditions on the Company’s investment portfolio in 2008, and of certain of the potential future impacts of these conditions, are contained in the following risk factors and elsewhere in this report.
The U.S. federal government has taken, and may continue to take, initiatives intended to alleviate the crisis. However, such initiatives may fail to stabilize the financial markets and may also have other unintended consequences, including material effects on interest rates and inflation, which could materially adversely affect the Company’s results of operations, liquidity and financial condition.
     The current recession in the United States economy could adversely affect the Company’s ability to achieve premium growth, as well as its claims experience.
The United States and global economies are presently experiencing a recession that is particularly severe in terms of its magnitude and anticipated duration. The Company’s insurance products are marketed substantially entirely in the United States. Because the customer base for Company’s group employee benefit products consists primarily of employers and employer associations and the premiums for these products are a function of, among other things, employee headcount and wage levels for covered employees, the Company’s ability to achieve growth in the premiums for these products may be adversely affected by the downward pressure on employment and wage levels in the current recession. In addition, these economic conditions may give rise to a higher incidence of claims on the Company’s insurance products; in particular, its disability products. As a result, the Company’s results of operations, in addition to its liquidity and financial condition, may be materially adversely affected.
     Reserves established for future policy benefits and claims may prove inadequate.
The Company’s reserves for future policy benefits and unpaid claims and claim expenses are estimates that entail various assumptions and judgments. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the most significant assumptions used in the estimation process. These estimates are subject to variability, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. Moreover, under the Company’s actuarial methodologies, these estimates are subject to reevaluation based on developing trends with respect to the Company’s loss experience. Such trends may emerge over longer periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company’s actual claims experience from its current or discontinued products is less favorable than the Company’s assumptions or estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.

     The Company may be adversely affected by declines in the market values of its investments.
The market values of the Company’s investments vary depending on economic and market conditions, including among other things, credit spreads and interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest yields available on U.S. government-backed securities and other types of fixed maturity securities, such as corporate and municipal fixed maturity securities and non-agency mortgage-backed securities, will typically have an adverse impact on the market values of a substantial portion of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called or mature in a declining interest rate environment, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required to, or determine to, sell certain investments, whether to meet contractual obligations to its policyholders or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company. In addition, the Company is exposed to interest rate and market risks associated with the investments of its pension plans. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses in the income statement. See “Critical Accounting Policies and Estimates — Investments” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of management’s evaluation process in this regard. Declines that are considered to be temporary are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In 2008, the Company experienced significantly increased levels of losses from declines in security values that it determined to be other than temporary and current market conditions discussed above have substantially increased the likelihood of additional future losses of this type, which losses may be significant. See “Introduction”, “Results of Operations — 2008 Compared to 2007” and “Liquidity and Capital Resources — Investments” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition, although the Company has reduced the level of its investments in investment funds organized as limited partnerships and limited liability companies, hybrid financial instruments whose return is based upon the return of similar types of limited partnerships and limited liability companies and trading account securities, due to their significant losses in value during 2008, the Company continues to maintain a substantial level of investments of this type. Investments in such limited partnerships and limited liability companies are reflected in the Company’s financial statements under the equity method, and such hybrid financial instruments and trading account securities are carried in the financial statements at fair value. The total carrying value of such investments, at December 31, 2008, was $330.4 million. In all of these cases, positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these investments were to continue to experience losses in their values.
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
The Company is subject to the risk of, among other things, defaults on principal and interest payments under the corporate and municipal fixed maturity securities and mortgage loans in the Company’s investment portfolio. The current recession in the United States and in the global economy or any of the various other factors that affect corporate, municipal and governmental issuers’ abilities to pay or, in the case of structured securities such as mortgage-backed securities, the performance and value of the underlying collateral, could result in defaults and, as a result, losses on such investments. Because the Company’s investments consist primarily of fixed maturity securities, mortgage loans and short-term investments, such defaults could materially adversely affect the Company’s results of operations, liquidity and financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited; however, there can be no assurance that such efforts will be successful.

The Company maintains an investment program in which it participates in a diversified portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities managed on its behalf by an independent investment manager, D.B. Zwirn & Co., L.P. (“Zwirn”). The total carrying value of such portfolio, at December 31, 2008, was $191.9 million. Due to certain alleged accounting irregularities relating to investment funds managed by Zwirn and the resulting high levels of investor withdrawals from such funds, the investments of these funds and of the related portfolio managed by Zwirn on the Company’s behalf have been placed into liquidation. In light of the limited liquidity of the investments in this portfolio, which has been exacerbated by the current financial crisis discussed above, the period over which the Company will realize the proceeds of such liquidation is likely to extend over a period of years. The Company may ultimately experience losses with respect to certain of such investments, which losses could be significant and could materially adversely affect the Company’s results of operations, liquidity and financial condition.
     The Company is exposed to interest rate risks.
Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk through active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See “Liquidity and Capital Resources — Asset/Liability Management and Market Risk” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The profitability of group employee benefit products for which the reserves are discounted is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by seeking to adjust the prices charged for these products. There can be no assurance that the Company’s efforts to manage these risks will be successful.
     The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance.
The Company transfers its exposure to some risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under the Company’s reinsurance ceded arrangements, another insurer assumes a specified portion of the Company’s risks under certain of its insurance policies in exchange for a specified portion of the premiums received by the Company under such policies. At December 31, 2008 and 2007, the Company had reinsurance receivables of $376.7 million and $402.8 million, respectively. The availability, amount, cost and terms of reinsurance varies significantly based on market conditions. Any decrease in the amount of the Company’s reinsurance ceded will increase the Company’s risk of loss and premium income, and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company’s premium income. Furthermore, the Company is subject to credit risk with respect to reinsurance ceded. The Company’s reinsurance ceded arrangements generally consist of indemnity reinsurance transactions in which the Company is liable for the transferred risks whether or not the reinsurers meet their financial obligations to the Company. Any failures on the part of such reinsurers to meet such obligations could materially affect the Company’s results of operations, in addition to its liquidity and financial condition.
Since the terrorist events of September 11, 2001, due to various factors, higher prices and less favorable terms and conditions have been offered in the reinsurance market. These market conditions are reflected in the terms of the reinsurance arrangements in effect for the Company’s excess workers’ compensation and long-term disability products. See “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the future, the Company’s reinsurers may seek price increases or other unfavorable modifications to the terms, conditions or amounts of their reinsurance coverages, although the extent of any such actions cannot currently be predicted. In recent years, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events, and the Company has not been able to obtain such coverages on acceptable terms. There can be no assurance that the Company will be able to do so in the future. The absence of these coverages would result in the Company bearing a higher portion of losses from such events if they occur. However, under the Terrorism Act, the federal government will pay 85% of the Company’s covered losses through 2014, relating to acts of domestic and international terrorism from certain property and casualty products directly written by SNCC above the Company’s annual deductible. See “Group Employee Benefit Products” in Item 1 — Business. The occurrence of a significant terrorist or catastrophic event could have a material adverse effect on the Company’s results of operations, in addition to its liquidity and financial condition.

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
From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, while the federal government generally does not directly regulate the insurance business, federal legislation and administrative policies (and court interpretations thereof) in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, securities and financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and those of its insurance subsidiaries.
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
The Company’s financial position and results of operations are reported in accordance with GAAP, in the case of the Company, and in accordance with statutory accounting principles, in the case of the statutory financial statements of its insurance subsidiaries. Changes in the applicable GAAP or statutory accounting rules, or in the interpretations of such rules, may adversely affect the Company’s and such subsidiaries’ reported financial positions and results of operations.
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
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2009 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2009 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the RBC ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In October 2008, Standard & Poor’s revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. In December 2008, A.M. Best revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. The Company’s senior unsecured debt ratings as of February 2009 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB, Baa3 and BBB+, respectively. The ratings for the Company’s 2007 Junior Debentures as of February 2009 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BBB-, Ba1 and BBB-, respectively. The ratings for RSLIC’s funding agreements as of February 2009 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.
     Robert Rosenkranz has the power to vote all of Delphi’s Class B Common Stock, and his interests may differ from those of other Delphi securityholders.
Each share of Delphi’s Class A Common Stock entitles the holder to one vote per share and each share of Delphi’s Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of February 13, 2009, Mr. Robert Rosenkranz, Delphi’s Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Mr. Rosenkranz also beneficially owned or had the power to vote 321,172 shares of Class A Common Stock on such date. Holders of a majority of the aggregate voting power of our Class A Common Stock and Class B Common Stock have the power to elect all of the members of our Board of Directors (other than a single director separately elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of our assets. Mr. Rosenkranz is party to an agreement with Delphi not to vote or cause to be voted certain shares of Class A or Class B Common Stock, as applicable, if and to the extent that such shares would cause him and Rosenkranz & Company, L.P., collectively, to have more than 49.9% of the combined voting power of Delphi’s stockholders. The Company is a party to consulting and other arrangements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms. As such, his interests may differ from those of other securityholders of Delphi.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in October 2009. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 1832 Schuetz Road, St. Louis, Missouri, which consists of approximately 140,000 square feet. SNCC also owns land located at 1832 Schuetz Road, St. Louis, Missouri as well as its former home office building at 2043 Woodland Parkway, Suite 200, St. Louis, Missouri, which consists of approximately 58,000 square feet. DCM and FRSLIC leases its administrative office at 590 Madison Avenue, New York, New York on the 29th and 30th floors under an operating lease expiring in November 2016. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2010. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business. The Company believes that its properties and facilitates are suitable and adequate for current operations.

Item 3. Legal Proceedings
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. While this action is in its preliminary stage, the Company believes that it has substantial defenses to this action and intends to defend it vigorously. Although it is not possible to predict the outcome of any litigation matter with certainty, the Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.
In the course of its business, the Company is a party to other litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Company
The table below presents certain information concerning each of the executive officers of the Company:

Name	Age	Position
Robert Rosenkranz	66	Director of the Company; Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of RSLIC
Donald A. Sherman	58	Director and President and Chief Operating Officer of the Company
Robert M. Smith, Jr.	57	Director and Executive Vice President of the Company
Chad W. Coulter	46	Senior Vice President, Secretary and General Counsel of the Company; Vice President, General Counsel and Assistant Secretary of RSLIC
Thomas W. Burghart	50	Senior Vice President and Treasurer of the Company and Senior Vice President and Treasurer of RSLIC
Lawrence E. Daurelle	57	Director of the Company and President and Chief Executive Officer of RSLIC
Mr. Rosenkranz has served as Chief Executive Officer of the Company since May 1987 and as Chairman of the Board of Directors of the Company since April 1989. He served as President of the Company from May 1987 to April 2006. He also serves as Chairman of the Board or as a Director of the Company’s principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company’s common stock as of February 13, 2009.
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
Mr. Burghart has served as Senior Vice President and Treasurer of the Company since April 2008 and as Senior Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas since February 2008. From April 2001 to March 2008, he served as the Vice President and Treasurer of the Company. He served as Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas from October 2000 to February 2008. From March 1992 to September 2000, he served as the Second Vice President of RSLIC.
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The closing price of the Company’s Class A Common Stock was $14.74 on February 13, 2009. There were approximately 2,500 holders of record of the Company’s Class A Common Stock as of February 13, 2009.
The Company’s Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock and the cash dividends paid per share for the Company’s Class A and Class B Common Stock.

	High	Low	Dividends
2007: First Quarter	$42.00	$38.07	$0.08
Second Quarter	45.08	39.97	0.09
Third Quarter	47.79	36.60	0.09
Fourth Quarter	43.66	34.70	0.09

2008: First Quarter	$35.15	$25.92	$0.09
Second Quarter	30.95	22.26	0.10
Third Quarter	38.50	20.17	0.10
Fourth Quarter	31.00	7.58	0.10
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s Class A Common Stock and Class B Common Stock. Since then the Company has paid dividends in each quarter. During the second quarter of 2008, the Company’s Board of Directors increased the cash dividend by 11% to $0.10 per share. In the first quarter of 2009, the cash dividend declared by the Company’s Board of Directors was $0.10 per share, and will be paid on the Company’s Class A Common Stock and Class B Common Stock on March 11, 2009. The continuing declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company’s consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Amended Credit Agreement, the 2007 Junior Debentures and the 2033 Senior Notes.
In addition, dividend payments by the Company’s insurance subsidiaries to the Company are subject to certain regulatory restrictions. See “Liquidity and Capital Resources” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Regulation” in Part I, Item 1 — Business.

Performance Graph
In order to assist stockholders in analyzing the performance of Company’s cumulative return on Class A Common Stock, a graph comparing the total return on the Company’s Class A Common Stock to the total return on the common stock of the companies included in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Insurance Index (“S&P Insurance Index”) has been provided. The S&P 500 Insurance Index includes companies in the life/health, multi-line and property-casualty insurance businesses, and insurance brokers. The graph reflects a $100 investment in the Company’s Class A Common Stock and the indices reflected therein as of December 31, 2003, and reflects the value of that investment, assuming the reinvestment of all dividends, on various dates through December 31, 2008. The historical information set forth below is not necessarily indicative of future performance.

	2003	2004	2005	2006	2007	2008
Delphi	100	129	130	173	152	81
S&P 500 Index	100	111	116	134	142	59
S&P Insurance Index	100	107	132	136	127	80

Item 6. Selected Financial Data
The selected financial data below should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars and shares in thousands, except per share data)
Income Statement Data(1):
Insurance premiums and fee income:
Core group employee benefit products	$1,310,007	$1,227,934	$1,081,671	$936,244	$784,990
Non-core group employee benefit products(2)	33,016	39,658	42,455	24,918	16,066
Asset accumulation products	1,918	2,666	3,438	3,220	3,335
Other	39,949	33,903	29,014	25,829	23,686

	1,384,890	1,304,161	1,156,578	990,211	828,077
Net investment income(3)	134,850	270,547	255,871	223,569	202,444
Net realized investment (losses) gains(4)	(88,177)	(1,897)	(858)	9,003	15,460
Loss on redemption of junior subordinated deferrable interest debentures (5)	(598)	(2,192)	—	—	—

Total revenue	1,430,965	1,570,619	1,411,591	1,222,783	1,045,981

Income from continuing operations (6)	36,683	164,512	145,003	126,684	121,400

Net income (6)	36,683	164,512	142,068	113,334	123,543

Basic Results Per Share(1) (6):
Income from continuing operations	$0.76	$3.27	$2.92	$2.58	$2.53
Net income	0.76	3.27	2.86	2.31	2.58
Weighted average shares outstanding	48,278	50,269	49,631	49,008	47,928

Diluted Results Per Share(1) (6):
Income from continuing operations	$0.75	$3.19	$2.85	$2.52	$2.46
Net income	0.75	3.19	2.79	2.25	2.50
Weighted average shares outstanding	48,963	51,579	50,939	50,267	49,412

Other Data:
Cash dividends paid per share(7)	$0.39	$0.35	$0.31	$0.24	$0.20
Diluted book value per share(8)	18.41	23.57	23.70	20.97	19.57

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance Sheet Data:
Total investments	$4,654,923	$4,987,868	$4,483,380	$3,912,604	$3,541,076
Total assets	5,953,873	6,094,810	5,670,475	5,276,170	4,829,467
Corporate debt	350,750	217,750	263,750	234,750	157,750
Junior subordinated debentures (9)	175,000	175,000	—	—	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	20,619	59,762	59,762	59,762
Shareholders’ equity (10)	820,579	1,141,390	1,174,808	1,033,039	939,848
Corporate debt to total capitalization ratio (11)	26.1%	14.0%	17.6%	17.7%	13.6%

(1)	During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired prior to the end of the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See “Other Transactions” in Part I, Item 1 - Business and Note R to the Consolidated Financial Statements.

Net income includes (loss) income from discontinued operations, net of federal income tax (benefit) expense, as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
(Loss) income from discontinued operations, net of income tax (benefit) expense	$—	$—	$(2,935)	$(13,350)	$2,143
Basic per share amount	—	—	(0.06)	(0.27)	0.05
Diluted per share amount	—	—	(0.06)	(0.27)	0.04

(2)	Non-core group employee benefit products include LPTs, primary workers’ compensation insurance, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products include premiums from LPTs, which are episodic in nature, of $3.3 million, $14.7 million, $20.9 million, $10.4 million and $5.3 million in 2008, 2007, 2006, 2005 and 2004, respectively. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1- Business.

(3)	Extraordinary volatility in the investment markets in 2008 resulted in a significant decrease in net investment income. See “Introduction” in Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	In 2008, 2007, 2006, 2005 and 2004, the Company recognized pre-tax losses of $78.6 million, $4.1 million, $4.2 million, $4.2 million and $3.9 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.

(5)	In the first quarter of 2007, the Company redeemed $36.0 million of junior subordinated deferrable interest debentures and recognized a pre-tax loss of $2.2 million in connection with this redemption. During the third quarter of 2008, the Company redeemed $20.6 million of floating rate junior subordinated deferrable interest debentures and recognized a pre-tax loss of $0.6 million in connection with this redemption.

(6)	During the second half of 2004, the Company’s income taxes payable was reduced by $6.6 million primarily from the favorable resolution of Internal Revenue Service (“IRS”) audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

Income from continuing operations and net income include realized investment (losses) gains, net of federal income tax (benefit) expense and the loss on redemption of junior subordinated deferrable interest debentures, net of federal income tax benefit, as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Net realized investment (losses) gains, net of income tax (benefit) expense	$(57,315)	$(1,233)	$(558)	$5,852	$10,049
Basic per share amount	(1.19)	(0.03)	(0.01)	0.11	0.21
Diluted per share amount	(1.17)	(0.02)	(0.01)	0.12	0.21

Loss on redemption of junior subordinated deferrable interest debentures, net of income tax benefit	$(389)	$(1,425)	$—	$—	$—
Basic per share amount	(0.01)	(0.03)	—	—	—
Diluted per share amount	(0.01)	(0.03)	—	—	—

(7)	In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s outstanding Class A and Class B Common Stock and has subsequently increased the dividend rate from time to time. The quarterly cash dividend was $0.03 per share during 2004. In the first quarter of 2005, the Company’s Board of Directors increased the cash dividend to $0.06 per share. In the first quarter of 2006, the Company’s Board of Directors increased the cash dividend to $0.07 per share and subsequently increased it to $0.08 per share in the second quarter of 2006. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend to $0.09 per share. During the second quarter of 2008, the Company’s Board of Directors further increased the cash dividend to $0.10 per share. During 2008, 2007, 2006, 2005 and 2004, the Company paid cash dividends on its capital stock in the amount of $18.4 million, $17.2 million, $15.0 million, $11.6 million and $10.1 million, respectively. See Note J to the Consolidated Financial Statements.

(8)	Diluted book value per share is calculated by dividing shareholders’ equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(9)	In May 2007, the Company issued $175.0 million of 2007 Junior Debentures. See “Other Transactions” in Part I, Item 1 — Business and Note I to the Consolidated Financial Statements.

(10)	As of January 1, 2007, the Company adopted American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” which provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts not addressed by previous guidance, including group insurance contracts. Internal replacement transactions that are determined to result in substantial changes to the replaced contracts are accounted for as extinguishments of the replaced contracts, and any unamortized deferred acquisition costs and other balances related to the replaced contracts are immediately recognized as expense in the income statement. The Company made a reduction to its retained earnings at January 1, 2007, the date of adoption of SOP 05-1, in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet. See Note A to the Consolidated Financial Statements under the caption “Cost of Business Acquired”.

(11)	The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company’s long-term corporate debt, junior subordinated debentures, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for these products have been less favorable in recent years. In addition, the Company is presently experiencing more competitive market conditions, particularly as to pricing, for its other group employee benefit products. These conditions may impact the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Also, during the third quarter of 2008, the Company acquired a block of existing SPDA and FPA policies from another insurer through an indemnity assumed reinsurance transaction with such insurer that resulted in the assumption by the Company of policyholder account balances in the amount of $135.0 million. The Company has the right under this transaction to recommend to such insurer on an ongoing basis the interest rates to be credited with respect to the reinsured annuity policies, subject to the minimum crediting rates specified in such policies. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
As noted above and elsewhere in this report, the management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing through 2008 and into 2009, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility and dramatically widened credit spreads in numerous sectors. See Part I, Item 1A — Risk Factors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. These market conditions may persist or worsen in the future and may continue to result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. In addition, during 2008, the Company experienced substantial declines in the carrying values of certain portions of its investment portfolio, as well as significantly increased levels of realized investment losses from declines in market value relative to the amortized cost of certain securities that it determined to be other than temporary. In light of the aforementioned market conditions, losses of this type and magnitude may continue or increase in the future.
In an effort to reduce fluctuations in its net investment income, the Company has repositioned its investment portfolio to reduce its overall holdings of those investments whose changes in value are included in net investment income and, in particular, its holdings of such investments whose performance has demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as high credit quality mortgage-backed securities and municipal bonds, whose present spreads have widened to historically high levels due to the market conditions discussed above. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a larger proportion of its portfolio in short-term investments, which totaled $401.6 million at December 31, 2008, as compared to $286.0 million at December 31, 2007. There can be no assurance as to the impact, positive or negative, of the Company’s investment repositioning on its future net investment income or its effect on the future variability in such income.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this report. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is presented below in the “Critical Accounting Policies and Estimates” section and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, discussions of certain of the uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found in Part I, Item 1A — Risk Factors. See “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results”.
Results of Operations
2008 Compared to 2007
Summary of Results. Net income was $36.7 million, or $0.75 per diluted share, in 2008 as compared to $164.5 million, or $3.19 per diluted share, in 2007. Net income in 2008 and 2007 included net realized investment losses, net of the related income tax benefit, of $57.3 million, or $1.17 per diluted share, and $1.2 million, or $0.02 per diluted share, respectively. Net income in 2008 benefited from growth in income from the Company’s core group employee benefit products, and, due to the market conditions discussed above, was adversely impacted by realized investment losses and a significant decrease in net investment income. See “Introduction”. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. See “Group Employee Benefit Products” in Part I, Item 1 — Business. Premiums from these core group employee benefit products increased 7% in 2008 and the combined ratio (loss ratio plus expense ratio) for group employee benefit products was 92.2% in 2008 and 92.4% in 2007. Realized investment losses in 2008 and 2007 included losses, net of the related income tax benefit, of $51.1 million, or $1.04 per diluted share, and $2.7 million, or $0.05 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Net investment income decreased in 2008 from 2007 due to a lower tax equivalent weighted average annual yield on invested assets of 3.2% in 2008 as compared to 6.2% in 2007.
Premium and Fee Income. Premium and fee income in 2008 was $1,384.9 million as compared to $1,304.2 million in 2007, an increase of 6%. Premiums from core group employee benefit products increased 7% to $1,310.0 million in 2008 from $1,227.9 million in 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $264.2 million in 2008 as compared to $276.2 million in 2007. Excess workers’ compensation premiums in 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter of 2007. Under the Renewal Rights Agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers’ compensation policies of a former competitor. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $25.8 million in 2008 as compared to $30.1 million in 2007, which included new business production of $3.4 million from the Renewal Rights Agreement. The retention of existing excess workers’ compensation customers in 2008 remained strong. SNCC’s rates declined modestly on its January 2009 renewals and SIRs on average are up modestly in 2009 for new and renewal policies. Excess workers’ compensation new business production for the January 2009 renewal season was $11.5 million as compared to $3.9 million for the January 2008 season.
Premiums from the Company’s other core group employee benefit products increased 10% to $1,045.8 million in 2008 from $951.7 million in 2007, primarily reflecting a 9% increase in premiums from the Company’s group disability products, a 10% increase in premiums from the Company’s group life products, new business production, and a decrease in premiums ceded by the Company to reinsurers for these products. During 2008, premiums from the Company’s group life products increased to $402.9 million from $364.8 million in 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. During 2008, premiums from the Company’s group disability products increased to $572.6 million from $527.5 million in 2007, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $50.3 million and $49.8 million in 2008 and 2007, respectively. New business production for the Company’s other core group employee benefit products was $263.1 million in 2008 as compared to $262.7 million in 2007. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 7% increase in production based on the number of cases sold as compared to 2007. The Company continues to implement price increases for certain existing group disability and group life insurance customers.
Non-core group employee benefit products include LPTs, primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1 — Business. Premiums from non-core group employee benefit products were $33.0 million in 2008 as compared to $39.7 million in 2007, primarily due to a lower level of premium from LPTs, which are episodic in nature.
Deposits from the Company’s asset accumulation products were $245.1 million in 2008 as compared to $107.1 million in 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2009 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in 2008 was $134.9 million as compared to $270.5 million in 2007. This decrease reflects a decrease in the tax equivalent weighted average annual yield on invested assets to 3.2% in 2008 from 6.2% in 2007. This decrease in yield was primarily due to declines in value totaling $107.4 million in the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments which resulted from adverse market conditions for financial assets during 2008. See “Introduction”. This adverse performance was partially offset by a 4% increase in average invested assets to $4,728.1 million in 2008 from $4,555.2 million in 2007.
Net Realized Investment Losses. Net realized investment losses were $88.2 million in 2008 as compared to $1.9 million in 2007. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. Due to the adverse market conditions for financial assets during 2008, the Company recognized $78.6 million of losses due to the other than temporary declines in the market values of certain fixed maturity and other securities in 2008 as compared to $4.1 million of such losses in 2007. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2008 and 2007, the Company recognized $(9.6) million and $2.2 million, respectively, of net (losses) gains on the sales of securities.

The Company may recognize additional losses due to other than temporary declines in security market values in the future, and such losses may be significant, particularly if the adverse financial market conditions described above were to persist or worsen. See Part I, Item 1A -Risk Factors and “Introduction”. The extent of such losses will depend on, among other things, future developments in the global economy, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See “Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments”.
Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During 2008, the Company recognized a pre-tax loss of $0.6 million on the redemption of the 2003 Junior Debentures underlying the 2003 Capital Securities of the Trust. On August 15, 2008, the Trust redeemed the $20.0 million liquidation amount of 2003 Capital Securities concurrently with the redemption by the Company of the underlying 2003 Junior Debentures held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and dividends on the 2003 Junior Debentures ceased to accrue.
During 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the Junior Debentures underlying the Capital Securities of Delphi Funding. On March 27, 2007, Delphi Funding redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Capital Securities ceased to accrue.
Benefits and Expenses. Policyholder benefits and expenses were $1,366.9 million in 2008 as compared to $1,310.6 million in 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products decreased to 92.2% in 2008 from 92.4% in 2007. Amortization of cost of business acquired was decelerated by $10.9 million during 2008, primarily due to the decrease in the Company’s tax equivalent weighted average annual yield on invested assets. See “Critical Accounting Policies and Estimates – Deferred Acquisition Costs”. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% in 2008 and 2007.
Interest Expense. Interest expense was $31.6 million in 2008 as compared to $27.5 million in 2007, an increase of $4.1 million. This increase primarily resulted from interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007 and an increase in the weighted average borrowings under the Amended Credit Agreement. This increase was partially offset by a decrease in the interest rate on the weighted average borrowings under the Amended Credit Agreement and from the redemption of 2003 Junior Debentures in the third quarter of 2008. See “Liquidity and Capital Resources – General”.
Income Tax (Benefit) Expense. Income tax (benefit) expense was $(4.2) million in 2008 as compared to $68.0 million in 2007 primarily due to the lower level of the Company’s operating income. The Company’s effective tax rate was 13.1% in 2008 as compared to 29.3% in 2007 primarily due to the significantly higher proportion of net investment income represented by tax-exempt interest income.
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
Premium and Fee Income. Premium and fee income in 2007 was $1,304.2 million as compared to $1,156.6 million in 2006, an increase of 13%. Premiums from core group employee benefit products increased 14% to $1,227.9 million in 2007 from $1,081.7 million in 2006. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, new business production and improved persistency. Premiums from excess workers’ compensation insurance for self-insured employers increased 6% to $276.2 million in 2007 from $260.0 million in 2006. This increase was primarily due to the continuing substantial level of demand for this product. Excess workers’ compensation premiums in 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the aforementioned Renewal Rights Agreement. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $30.1 million in 2007, including $3.4 million from the Renewal Rights Agreement, compared to $57.2 million in 2006, including $25.8 million from such agreement. The retention of existing customers in 2007 remained strong.
Premiums from the Company’s other core group employee benefit products increased 16% to $951.7 million in 2007 from $821.6 million in 2006, primarily attributable to a 15% increase in premiums from the Company’s group disability products, new business production, improved retention of existing customers and a decrease in premiums ceded by the Company to reinsurers for these products. During 2007, premiums from the Company’s group disability products increased to $527.5 million from $458.1 million in 2006, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $49.8 million and $54.3 million in 2007 and 2006, respectively. New business production for the Company’s other core group employee benefit products increased 18% to $262.7 million in 2007 from $222.9 million in 2006 reflecting growth in the Company’s integrated employee benefits program and its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these other core group employee products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals).
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
Net Realized Investment Losses. Net realized investment losses were $1.9 million in 2007 as compared to $0.9 million in 2006. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. In 2007 and 2006, the Company recognized $4.1 million and 4.2 million, respectively, of losses due to the other than temporary declines in the market values of various fixed maturity and other securities. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2007 and 2006, the Company recognized $2.2 million and $3.3 million, respectively, of net gains on the sales of securities.

Loss on Redemption of Junior Subordinated Deferrable Interest Debentures. During 2007, the Company recognized a pre-tax loss of $2.2 million from the redemption of the Junior Debentures underlying the Capital Securities of Delphi Funding. On March 27, 2007, Delphi Funding redeemed the remaining $36.0 million liquidation amount of Capital Securities concurrently with the redemption by the Company of the underlying Junior Debentures held by Delphi Funding. The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the $103.1 million principal amount of the Junior Debentures ceased to be outstanding and dividends on the Capital Securities ceased to accrue.
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
Interest Expense. Interest expense was $27.5 million in 2007 as compared to $25.4 million in 2006, an increase of $2.1 million. This increase primarily resulted from interest payments on the 2007 Junior Debentures issued by the Company in the second quarter of 2007. See “Liquidity and Capital Resources – General”. This increase was offset by a decrease in the weighted average borrowings under the Company’s revolving credit facility.
Income Tax Expense. Income tax expense was $68.0 million in 2007 as compared to $63.0 million in 2006. The Company’s effective tax rate was 29.3% in 2007 and 30.3% in 2006.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under the Amended Credit Agreement and interest payments on the 2033 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The 2033 Senior Notes and 2007 Junior Debentures contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and I to the Consolidated Financial Statements included in this Form 10-K.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $30.1 million of financial resources at the holding company level at December 31, 2008, primarily comprised of investments in fixed maturity securities available for sale, short-term investments and in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Financial resources available at the holding company level have decreased by $85.9 million since December 31, 2007, due primarily to the utilization of such resources during the fourth quarter of 2008 to make capital contributions to the Company’s insurance subsidiaries, and a substantial portion of the remaining resources consists of investments having significantly limited liquidity. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments. During 2009, the Company anticipates that its insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $104.0 million. See “Regulation” in Part I, Item 1 — Business. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent, and a group of major banking institutions (the “Amended Credit Agreement”), which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2008, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At December 31, 2008, the Company had $207.0 million of outstanding borrowings and $143.0 million of borrowings remaining available under the Amended Credit Agreement.
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
The following table summarizes the Company’s significant contractual obligations at December 31, 2008 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes and 2007 Junior Debentures are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the Consolidated Financial Statements, as referenced in the table:
Contractual Obligations

	Payments Due by Period
		Less than	1 -3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Other long-term liabilities (1)
Life	$1,457,528	$352,671	$292,469	$190,580	$621,808
Casualty	1,653,986	127,682	229,454	203,753	1,093,097
Annuity	1,762,005	237,122	459,002	407,430	658,451
Corporate debt (Note E)	350,750	207,000	—	—	143,750
Interest on corporate debt (Note E) (2)	283,478	12,070	23,444	23,778	224,186
Advances from Federal Home Loan Bank (Note F)	55,000	—	—	—	55,000
Interest on advances from Federal Home Loan Bank (Note F)	46,954	4,106	8,211	8,211	26,426
Junior subordinated debentures (Note I)	175,000	—	—	—	175,000
Interest on junior subordinated debentures (Note I) (3)	367,806	12,908	25,816	25,816	303,266
Pension and other postretirement benefits	29,987	6,237	4,667	5,029	14,054
Operating lease obligations (Note L)	77,642	11,462	23,299	21,384	21,497

Total contractual obligations	$6,260,136	$971,258	$1,066,362	$885,981	$3,336,535

(1)	Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company’s insurance products, as well as policyholder account balances. Substantially all of the amounts reflected in this table with respect to such liabilities consist of estimates by the Company’s management based on various actuarial and other assumptions relating to the Company’s insurance products and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company’s insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table and such differences are likely to be significant. See “Critical Accounting Policies and Estimates – Future Policy Benefits and Unpaid Claims and Claim Expenses”.

(2)	Primarily includes interest on the 2033 Senior Notes.

(3)	Interest on the 2007 Junior Debentures is fixed at 7.376% until May 15, 2017.

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
The principal liquidity requirements of the Company’s insurance subsidiaries are their contractual obligations to policyholders and other financing sources and operating expenses. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio in an effort to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See “Asset/Liability Management and Market Risk.” Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period. However, if such contractual obligations were to arise more rapidly or in greater amounts than anticipated in the Company’s asset/liability matching analysis, the Company could be required to sell securities earlier than anticipated, potentially resulting in the realization of capital losses, particularly in light of the adverse market conditions described above (see Part I, Item 1A — Risk Factors and “Introduction”), or to borrow funds from available credit sources, in order to fund the payment of such obligations. In any of such events, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.
Cash Flows. Operating activities increased cash by $396.3 million, $383.3 million and $402.9 million in 2008, 2007 and 2006, respectively. Net investing activities used $704.1 million of cash during 2008 primarily for the purchase of securities. Financing activities provided $320.3 million of cash during 2008, principally from the net increase in deposits to policyholder accounts and additional borrowings under the Amended Credit Agreement, partially offset by the redemption of the 2003 Junior Debentures and acquisition of treasury stock. During 2007, financing activities used $16.1 million of cash, principally for the repayment of outstanding borrowings under the Amended Credit Agreement, the redemption of the Junior Debentures held by Delphi Funding, and the repurchase of the Company’s Class A Common Stock, partially offset by proceeds from the issuance of the 2007 Junior Debentures.
Share Repurchase Program. On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1,500,000 shares of the Company’s Class A Common Stock may be repurchased. This program replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. Share repurchases are effected by the Company in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. Execution of the share repurchase program is based on management’s assessment of market conditions for its common stock and other potential uses of and requirements for capital. In 2008, the Company repurchased 1,533,800 shares of its Class A Common Stock at a total cost of $42.7 million with a volume weighted average price of $27.86 per share. In 2007, the Company repurchased 695,500 and 966,200 shares of its Class A Common Stock under its former and new share repurchase program, respectively, at a total cost of $62.4 million with a volume weighted average price of $37.56 per share. At December 31, 2008, the repurchase of 1,000,000 shares remained authorized under the new share repurchase program.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4,654.9 million at December 31, 2008, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments, which collectively totaled $330.4 million at December 31, 2008. This amount reflects the Company’s repositioning of its investment portfolio during 2008 so as to reduce its holdings of these types of investments. See “Introduction”. During 2008, the market value of the Company’s investment portfolio, in relation to its amortized cost, decreased by $511.5 million from year-end 2007, before the related increase in the cost of business acquired of $46.2 million and an increase in the income tax provision of $165.8 million. At December 31, 2008, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $78.5 million (of which $77.3 million was attributable to investment grade securities) and $627.1 million (of which $535.2 million was attributable to investment grade securities), respectively. In addition, the Company recognized pre-tax net investment losses of $88.2 million in 2008. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “AA” at December 31, 2008. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks, which are discussed below. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results” and Part I, Item 1A – Risk Factors for a discussion of various risks relating to the Company’s investment portfolio.
At December 31, 2008, approximately 27% of the Company’s total invested assets were comprised of corporate fixed maturity securities. Eighty-three percent of the Company’s corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA – 5%, AA – 21%, A – 25%, and BBB – 32%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To manage its exposure to corporate credit risk, the Company attempts to diversify its investments across economic sectors, industry classes and issuers.
Mortgage-backed securities comprised 26% of the Company’s total invested assets at December 31, 2008. Ninety-seven percent of the Company’s mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security’s underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure, and can subject the Company to credit risk, depending on the nature of the underlying collateral, the characteristics of the underlying borrowers and such repayment priority. The Company seeks to manage this risk by emphasizing the more predictable payment classes and securities with stable collateral. However, due to, among other things, the adverse market conditions described above and adverse performance within the credit-sensitive portion of the Company’s mortgage-backed securities portfolio, the Company experienced significant declines in value of such portfolio during 2008. See Part I, Item 1A – Risk Factors and “Introduction”. At December 31, 2008, the market value of this portfolio was $1,224.9 million, as compared with a total amortized cost of $1,411.2 million.
At December 31, 2008, municipal fixed maturity securities represented approximately 26% of the Company’s total invested assets, of which approximately 75% were insured by third-party financial guarantors. See Note B to the Consolidated Financial Statements included herein. As part of its investment portfolio repositioning discussed above, the Company has recently been increasing the portfolio’s allocation to municipal securities. See “Introduction”. Due in particular to the impacts that the current economic recession has had and may in the future have on the finances of state and local governments, and the uncertainties associated with the abilities of the financial guarantors to meet their insurance obligations, these securities subject the Company to a degree of credit risk. The extent of this risk may increase in the future if the recessionary environment continues or worsens. The Company’s municipal securities had a weighted average credit rating of “AA” at December 31, 2008. For insured municipal fixed maturity securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance the weighted average credit rating at December 31, 2008 by such organizations was “AA”.
The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2008, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 11.5 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.
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
Asset/Liability Management and Market Risk. Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company’s other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the “duration gap,” remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which relate to its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2008, the Company maintained these duration gaps within these maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2008, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in foreign currency denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company’s investment in foreign currency denominated fixed maturity securities during 2008 was less than 0.4% of total invested assets.
The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses assist the Company in estimating the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company’s interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $68.0 million at December 31, 2008 as compared to a decline of approximately $89.7 million at December 31, 2007. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company’s investment portfolio in reaction to such interest rate changes. Consequently, the results indicated by these analyses will likely be materially different from the actual changes in the value of the Company’s assets that will be experienced under given interest rate scenarios.
The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, its and its insurance subsidiaries’ current and future capital requirements, the interest rate environment and other market conditions. At December 31, 2008, a hypothetical 10% decrease in market interest rates would cause a corresponding $1.5 million increase in the fair value of the Company’s fixed-rate corporate debt which matures in 2033 as compared to an increase of $7.6 million at December 31, 2007. Because interest expense on the Company’s floating-rate corporate debt that was outstanding at December 31, 2008 would have fluctuated as prevailing interest rates changed, changes in market interest rates would not have materially affected its fair value.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1 - Business.
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
Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $2,574.1 million at December 31, 2008, represent management’s best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company’s property and casualty reserve methodologies, assumptions and the resulting reserves. The Company’s projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company’s insurance reserves are based upon management’s informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company’s insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company’s results of operations for the periods in which such revisions are made. As discussed above, the Company assumptions with regard to the claims payment pattern for its excess workers’ compensation insurance products were modified in 2008; otherwise, no material changes in the current year in the actuarial methods and/or assumptions from those used in the previous periods were made. See “Property and Casualty Insurance Reserves” in Part I, Item 1 – Business.
The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company’s disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant’s age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent increase or decrease in the group long-term disability claim termination rate established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2008 by approximately $1.1 million, which would in turn have increased or decreased, respectively, its 2008 net income by $0.7 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company’s discount rate assumptions are discussed in further detail below.
The Company’s reserves for unpaid claims and claim expenses for its disability, accident and property and casualty products are determined on an individual basis for reported claims, for which case reserves are established, and estimates of incurred but not reported (“IBNR”) losses are developed on the basis of past experience. The unpaid claims and claim expense reserves carried for the Company’s casualty insurance products represent the difference between the selected ultimate loss amount and the loss amount paid to date. The unpaid claims and claim expense reserves carried for the Company’s disability and accident insurance products are established by the incurred loss development method (as described below) utilizing various mathematic tools in order to project future loss experience based on the Company’s historical loss experience. The difference between total unpaid claims and claim expense reserves and case unpaid claims and claim expense reserves represent the IBNR reserve.

The following table summarizes the composition of the Company’s total reserves for disability, accident and property and casualty claims and claim expenses, split between case and IBNR reserves, as of December 31, 2008 (dollars in millions):

Balance, net of reinsurance:
Case reserves:
Disability and accident	$801.4
Property and casualty	287.0

IBNR reserves:
Disability and accident	225.0
Property and casualty	664.3

Total reserves	1,977.7

Reinsurance receivables	225.7

Balance, gross of reinsurance	$2,203.4

Balance Sheets:
Future policy benefits:
Disability and accident	$743.7

Unpaid claims and claim expenses:
Disability and accident	398.7
Property and casualty	1,061.0

$2,203.4

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company’s property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, the expected timing of claims payments, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year in which the claim is incurred. At December 31, 2008, disability and primary and excess workers’ compensation reserves for unpaid claims and claim expenses with a carrying value of $1,312.0 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 3.7% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess and primary workers’ compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers’ compensation claims incurred in 2008 would have decreased the amount of the reserves it established with respect to such claims by approximately $5.1 million, and a 25 basis point decrease in such rates would have increased the amount of such reserves by the same amount. In both cases, discount rate changes of this type and magnitude would be intended to reasonably reflect corresponding changes in market interest rates. These levels of change to the Company’s discount rate would have increased, in the first case, or decreased, in the second, its 2008 net income by $3.3 million.
The primary actuarial methods used to establish the Company’s reserves for unpaid claims and claim expenses for its property and casualty insurance products are the incurred loss development method and the Bornhuetter-Ferguson expected loss method. Under the incurred loss development method, various mathematic tools are utilized in order to project future loss experience based on the Company’s historical loss experience. This method is utilized for accident years as to which management believes a sufficient level of historical loss experience exists. For more recent years for which this level of experience does not exist, management utilizes the Bornhuetter-Ferguson expected loss method to establish loss reserves. Under this method, in addition to historical loss experience, the Company also takes into account an expected loss ratio based on information determined during the initial pricing of the business, including, among other factors, changes in rates and terms and conditions.

The Company’s actuaries select an ultimate loss reserve amount for its property and casualty insurance products by reviewing the results of the actuarial methods described above, as well as other tertiary methods which serve to provide supplemental data points, and applying judgments to achieve a point estimate for the ultimate loss amount, rather than calculating ranges around the reserves. Reserves for unpaid claims and claim expenses for such products represent management’s best estimate and are based upon this actuarially derived point estimate. In reviewing and determining the adequacy of this estimate, management considers numerous factors such as historical results, changes to policy pricing, terms and conditions, deductibles, SIR levels and attachment points, claims-handling staffing, practices and procedures, effects of claim inflation, industry loss trends, reinsurance coverages, underwriting initiatives, and changes in state legislative and regulatory environments.
For the Company’s property and casualty insurance products, a review of the ten most recent years’ historical loss development variation reflects an annual range of –3.4% to + 6.6%. The average annual increase reflected in such review was +3.7% and the average decrease was –1.7%. If the Company were to assume subsequent loss development of +3.7% or –1.7%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2008 would be increased by $35.5 million in the first case, which would have decreased its 2008 net income by $23.0 million, or decreased by $16.0 million in the second, which would have increased its 2008 net income by $10.4 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company’s results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company’s unpaid claims and claim expenses could be changed by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
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
Deferred acquisition costs related to group life, disability and accident products, which totaled $125.8 million at December 31, 2008, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Persistency, which measures the rate at which the Company’s policyholders elect to renew their insurance policies (taking into account the effect of internal replacements pursuant to SOP 05-1), was the sole key assumption used in calculating the amortization of deferred acquisition costs for the Company’s group life, disability and accident products in 2008, 2007 and 2006. The actual persistency of these products has not fluctuated significantly in recent years, nor has the level of future persistency of these products assumed by the Company for purposes of such calculations. Deferred acquisition costs related to casualty insurance products, which totaled $14.0 million at December 31, 2008, are amortized ratably over the period in which the related premium is earned, which is generally one year.
Deferred acquisition costs related to annuity products, which totaled $124.5 million at December 31, 2008, are amortized over the anticipated lives of the annuity policies in relation to the expense margins. The amortization is a constant percentage of estimated future gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated future gross profits. The key assumptions utilized in the Company’s estimates of future gross profits in 2008, 2007 and 2006 relate to the underlying annuity policies’ future crediting rates and persistency, the Company’s future yield on investments supporting the policies and level of expense necessary to maintain the policies over their entire lives. Adjustments are made, generally on an annual basis, to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. As a result of this process, known as “unlocking”, the Company records an adjustment to its deferred acquisition costs balance, which may be positive or negative, in order to reflect any changes in the amounts reflected in its key assumptions. A negative adjustment results in a corresponding benefit to the Company’s net income, while a positive adjustment results in a corresponding charge to net income. Changes in the Company’s deferred acquisition cost balance due to unlocking were $10.9 million, $1.5 million and $(1.6) million for the 2008, 2007 and 2006 years. If significant changes in the levels of the Company’s key assumptions relating to its deferred acquisition costs balance were to occur in the future, such changes could result in a large unlocking event that would materially affect the Company’s results of operations and financial condition. If estimated gross profits for all future years on business in force at December 31, 2008 were to increase or decrease by 10%, the deferred policy acquisition costs balance at December 31, 2008 would increase, in the first case, by $0.8 million or decrease, in the second case, by $5.8 million.
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
Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $79.9 million, $80.7 million and $78.7 million in 2008, 2007 and 2006, respectively. These amounts represented 49%, 59% and 33% of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods.
Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income or loss in shareholders’ equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Eighty-nine percent of the Company’s fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Investments acquired through private placements which are not actively traded in a liquid market and do not have other mechanisms for their liquidation totaled $114.1 million at December 31, 2008. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. In certain cases, estimates of the fair value of investments managed by third party investment managers are based on values provided to the Company by such managers. In addition, due to the market conditions described above (see Part I, Item 1A – Risk Factors and “Introduction”), market trading activity relating to securities of the type contained within certain portions of the Company’s mortgage-backed securities and collateralized loan obligation portfolios has substantially declined or ceased or exist. Accordingly, fair values for these investments have been determined based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. See Note C to the Consolidated Financial Statements included in this Form 10-K. The total amount of these investments was $295.3 million at December 31, 2008. All of these investments, as well as the Company’s private placement investments, are classified as available for sale. The Company’s ability to liquidate these investments in a timely manner, if necessary, may be limited by the lack of an actively traded market. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different from the amounts reported.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which addresses the manner in which fair value should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework that fair value measures should follow under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard also requires companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. See Notes A and C to the Consolidated Financial Statements included in this Form 10-K.
Declines in the fair value of investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses. Management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent changes in credit ratings of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is lower than its amortized cost and the Company’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are also considered. In 2008, 2007 and 2006, the Company recognized losses totaling $78.6 million, $4.1 million and $4.2 million, respectively, for the other than temporary decline in the value of various fixed maturity and other securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer’s credit ratings, deteriorating financial results of issuers, adverse changes in the estimated amount and timing of future cash flows from securities and the impact of adverse economic conditions on issuers’ financial positions. Investment grade and non-investment grade fixed maturity securities comprised 76% and 5%, respectively, of the Company’s total investment portfolio at December 31, 2008. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $77.3 million and $535.2 million, respectively, at December 31, 2008. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $1.2 million and $91.9 million, respectively, at December 31, 2008. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company’s balance sheet as a component of accumulated other comprehensive income or loss. The Company may recognize additional losses due to other than temporary declines in security market values in the future, particularly if the adverse market conditions described above (see Part I, Item 1A – Risk Factors and “Introduction”) were to persist or worsen. The extent of any such losses will depend on, among other things, future developments in the global economy, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. While it is not possible to predict the extent of any future changes in value or the results of the future application of these procedures with respect to these securities, current market conditions have substantially increased the likelihood of additional future losses due to impairments of this type and such losses may be significant. There can be no assurance that the Company will realize investment gains in the future that would ameliorate the effect of any such losses.
The Company also invests in certain investment funds organized as limited partnerships and limited liability companies which invest in various financial instruments. For a discussion of the Company’s repositioning of its investment portfolio during 2008 to reduce the level of investments of this type, see “Introduction”. These investments are reflected in the Company’s financial statements under the equity method; accordingly, positive or negative changes in the value of the investees’ underlying investments are included in net investment income. For this purpose, the Company estimates the values of its investments in these entities based on values provided by their managers. The Company believes that its estimates reasonably reflect the values of its investments in these fund entities; however, there can be no assurance that such values will ultimately be realized upon liquidation of such investments, which generally can occur only through a redemption or withdrawal from the various fund entities, since no trading market exists for these investments. Such redemptions and withdrawals are generally available only at specified intervals upon the giving of specified prior notice to the applicable entity.
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A — Risk Factors. The Company disclaims any obligation to update forward-looking information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by Item 7A is included in this Form 10-K under the heading “Liquidity and Capital Resources — Asset/Liability Management and Market Risk.” beginning on page 39 of this Form 10-K.
Item 8. Financial Statements and Supplementary Data
The information required by Item 8 is included in this Form 10-K beginning on page 54 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Senior Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.
Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm’s report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Delphi Financial Group, Inc.
We have audited Delphi Financial Group, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated February 28, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
February 28, 2009

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference, and in Item 4 in Part I of this Form 10-K.
On June 3, 2008, Robert Rosenkranz, the Company’s Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.
Item 11. Executive Compensation
The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 55 of this Form 10-K.

(b)	The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (5)

2.2	Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (7)

3.1	Amendment to Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (6)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (16)

3.4	Amended and Restated By-laws of Delphi Financial Group, Inc., as amended (Exhibit 3.1) (18)

4.1	Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a)) (11)

4.2	First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b)) (11)

4.3	Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein (Exhibit 4.1) (12)

4.4	Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2) (12)

4.5	Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Exhibit 4.3) (12)

4.6	Junior Subordinated Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.1) (23)

4.7	First Supplemental Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.2) (23)

4.8	Form of Junior Subordinated Debentures (Exhibit 4.3) (23)

10.1	Amended and Restated Credit Agreement, dated as of October 25, 2006, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (20)

10.2	Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1) (8)

10.3	Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1) (22)

10.4	The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (1)

10.5	Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2) (9)

10.6	Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.8) (2)

10.7	Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9) (2)

10.8	2003 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (10)

10.9	SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (4)

10.10	Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30) (5)

10.11	Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(5)

10.12	Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (5)

10.13	Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.2) (21)

10.14	2007 Exhibits to the Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.3) (21)

10.15	Stock Option Award Agreement, dated July 8, 2003, for Harold F. Ilg (Exhibit 10.5) (12)

10.16	Amendment of Stock Option Award Agreement, dated January 4, 2006, for Harold F. Ilg (Exhibit 10.17) (17)

10.17	Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1) (14)

10.18	Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (Exhibit 10.19) (17)

10.19	Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Plan (Exhibit 10.1) (21)

10.20	Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2) (13)

10.21	Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (3)

10.22	Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (12)

10.23	Employment letter, dated April 19, 2006, for Donald A. Sherman (Exhibit 10.1) (19)

10.24	Form of Restricted Share Unit Award Agreement (Exhibit 99.1) (15)

10.25	SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (4)

10.26	Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (4)

10.27	Restricted Share Unit Amendment and Consolidation Agreement for Robert M. Smith, Jr. (Exhibit 10.1) (25)

10.28	Delphi Financial Group, Inc. Second Amended and Restated Long-Term Performance Based Incentive Plan (Exhibit 10.1)(24)

10.29	Supplement to Credit Agreement dated November 8, 2007, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (Exhibit 10.1) (26)

10.30	Amendment and Consolidation of Prior Stock Option Award Agreements for Lawrence E. Daurelle dated May 12, 2008 (Exhibit 10.1) (27)

10.31	Amendment and Consolidation of Prior Stock Option Award Agreements for Thomas W. Burghart dated May 12, 2008 (Exhibit 10.2) (27)

10.32	Amendment to 2003 Employee Long-Term Incentive and Share Award Plan dated May 7, 2008 (Exhibit 10.3) (27)

10.33	Amendment to Second Amended and Restated Employee Stock Option Plan dated May 7, 2008 (Exhibit 10.4) (27)

10.34	Amendment to Employee Stock Purchase Plan dated May 7, 2008 (Exhibit 10.5) (27)

10.35	Restated Investment Consulting Agreement, dated as of August 14, 2008, between Rosenkranz Asset Managers, LLC and the Registrant (Exhibit 10.1) (28)

10.36	Amendment to the Registrant’s Second Amended and Restated Long-Term Performance-Based Incentive Plan dated August 12, 2008 (Exhibit 10.2) (28)

10.37	Stock Option Award Agreement for Robert Rosenkranz dated August 14, 2008 (Exhibit 10.3) (28)

10.38	Amended and Restated Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan dated August 14, 2008 (Exhibit 10.4) (28)

10.39	Amended and Restated Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan dated August 14, 2008 (Exhibit 10.5) (28)

10.40	Amended and Restated Pension Plan for Robert Rosenkranz dated December 18, 2008 (Exhibit 10.1) (29)

10.41	Amended and Restated Nonqualified Deferred Compensation Plan — Reliance Standard Life Insurance Company dated December 18, 2008 (Exhibit 10.2) (29)

10.42	Amendment, Restatement and Consolidation of Prior Award Agreements for Robert Rosenkranz dated December 22, 2008 (Exhibit 10.3) (29)

10.43	Amendment and Restatement of Restricted Share Unit Award Agreement for Donald A. Sherman dated December 22, 2008 (Exhibit 10.4) (29)

10.44	Amendment to Safety National Casualty Corporation Stock Option Award Agreement dated December 19, 2008 (Exhibit 10.5) (29)

11.1	Computation of Results per Share of Common Stock (30)

21.1	List of Subsidiaries of the Company (31)

23.1	Consent of Ernst & Young LLP (31)

24.1	Powers of Attorney (31)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (31)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (31)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

(1)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1992.

(2)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).

(3)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1994.

(4)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1995.

(5)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).

(6)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1998.

(8)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002.

(10)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2003.

(11)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 20, 2003.

(12)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003.

(13)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(14)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.

(15)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated February 9, 2005.

(16)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(17)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

(18)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006.

(19)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.

(20)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated October 25, 2006.

(21)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2007

(22)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 8, 2007.

(23)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 23, 2007.

(24)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 23, 2007.

(25)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007.

(26)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated November 7, 2007.

(27)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 7, 2008.

(28)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 12, 2008

(29)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 17, 2008

(30)	Incorporated herein by reference to Note N to the Consolidated Financial Statements included elsewhere herein.

(31)	Filed herewith.
(c)	The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 55 of this Form 10-K are included under Item 8 and are presented beginning on page 90 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name	Capacity	Date

/s/ ROBERT ROSENKRANZ (Robert Rosenkranz)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

* (Kevin R. Brine)	Director	March 2, 2009

* (Lawrence E. Daurelle)	Director	March 2, 2009

* (Edward A. Fox)	Director	March 2, 2009

* (Steven A. Hirsh)	Director	March 2, 2009

* (Harold F. Ilg)	Director and Executive Vice President	March 2, 2009

* (James M. Litvack)	Director	March 2, 2009

* (James N. Meehan)	Director	March 2, 2009

* (Philip R. O’Connor)	Director	March 2, 2009

/s/ DONALD A. SHERMAN (Donald A. Sherman)	Director, President and Chief Operating Officer	March 2, 2009

* (Robert M. Smith, Jr.)	Director and Executive Vice President	March 2, 2009

* (Robert F. Wright)	Director	March 2, 2009

* (Thomas W. Burghart)	Senior Vice President and Treasurer (Principal Accounting and Financial Officer)	March 2, 2009

* BY:	/s/ ROBERT ROSENKRANZ
Attorney-in-Fact

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment (losses) gains and loss on redemption of debentures	$374,627	$401,524	$364,435	$379,154
Net realized investment (losses) gains	(6,436)	(19,499)	(33,740)	(28,502)
Loss on redemption of junior subordinated deferrable interest debentures	—	—	(598)	—

Total revenues	368,191	382,025	330,097	350,652
Operating income (loss)	35,386	43,587	(13,769)	(1,163)
Net income (loss)	21,144	26,875	(9,810)	(1,526)

Basic results per share of common stock:
Net income (loss)	$0.43	$0.56	$(0.20)	$(0.03)

Diluted results per share of common stock:
Net income (loss)	$0.42	$0.55	$(0.20)	$(0.03)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment (losses) gains and loss on redemption of debentures	$393,550	$393,444	$388,712	$399,002
Net realized investment (losses) gains	(382)	937	(1,480)	(972)
Loss on redemption of junior subordinated deferrable interest debentures	(2,192)	—	—	—

Total revenues	390,976	394,381	387,232	398,030
Operating income	62,213	68,084	65,075	64,675
Net income	39,194	42,914	40,729	41,675

Basic results per share of common stock:
Net income	$0.78	$0.85	$0.80	$0.84

Diluted results per share of common stock:
Net income	$0.76	$0.83	$0.79	$0.81
Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.
Results for the first, second, third and fourth quarters of 2008 include net realized investment losses of $6.2 million, $18.1 million, $28.2 million and $26.1 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Results for the first, second, third and fourth quarters of 2007 include net realized investment losses of $1.4 million, $0.5 million, $0.6 million and $1.5 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities. See “Results of Operations” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Delphi Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, in 2007 the Company changed its method of accounting for cost of business acquired.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Financial Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
February 28, 2009

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Premium and fee income	$1,384,890	$1,304,161	$1,156,578
Net investment income	134,850	270,547	255,871
Net realized investment losses	(88,177)	(1,897)	(858)
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	(2,192)	—

	1,430,965	1,570,619	1,411,591

Benefits and expenses:
Benefits, claims and interest credited to policyholders	989,253	944,901	847,486
Commissions	87,206	84,526	74,391
Amortization of cost of business acquired	80,411	81,222	80,768
Other operating expenses	210,054	199,923	175,522

	1,366,924	1,310,572	1,178,167

Income from continuing operations before interest and income tax (benefit) expense	64,041	260,047	233,424

Interest expense:
Corporate debt	17,701	16,870	20,172
Junior subordinated debentures	12,966	7,891	—
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	934	2,727	5,211

	31,601	27,488	25,383

Income from continuing operations before income tax (benefit) expense	32,440	232,559	208,041

Income tax (benefit) expense	(4,243)	68,047	63,038

Income from continuing operations	36,683	164,512	145,003

Loss from discontinued operations, net of income tax benefit	—	—	(2,935)

Net income	$36,683	$164,512	$142,068

Basic results per share of common stock:
Income from continuing operations	$0.76	$3.27	$2.92
Net income	0.76	3.27	2.86

Diluted results per share of common stock:
Income from continuing operations	$0.75	$3.19	$2.85
Net income	0.75	3.19	2.79

Dividends paid per share of common stock	$0.39	$0.35	$0.31
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2008	2007
Assets:
Investments:
Fixed maturity securities, available for sale	$3,773,382	$3,691,694
Short-term investments	401,620	286,033
Other investments	479,921	1,010,141

	4,654,923	4,987,868
Cash	63,837	51,240
Cost of business acquired	264,777	174,430
Reinsurance receivables	376,731	402,785
Goodwill	93,929	93,929
Other assets	409,103	260,602
Assets held in separate account	90,573	123,956

Total assets	$5,953,873	$6,094,810

Liabilities and Shareholders’ Equity:
Future policy benefits:
Life	$300,567	$290,775
Disability and accident	743,690	688,023
Unpaid claims and claim expenses:
Life	70,076	69,161
Disability and accident	398,671	341,442
Casualty	1,061,046	963,974
Policyholder account balances	1,356,932	1,083,121
Corporate debt	350,750	217,750
Junior subordinated debentures	175,000	175,000
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	20,619
Advances from Federal Home Loan Bank	55,342	55,342
Other liabilities and policyholder funds	530,647	924,257
Liabilities related to separate account	90,573	123,956

Total liabilities	5,133,294	4,953,420

Shareholders’ equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 48,946,432 and 48,717,899 shares issued and outstanding, respectively	489	487
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 and 5,934,183 shares issued and outstanding, respectively	60	59
Additional paid-in capital	522,596	509,742
Accumulated other comprehensive loss	(351,710)	(42,497)
Retained earnings	846,390	828,116
Treasury stock, at cost; 7,761,216 and 6,227,416 shares of Class A Common Stock, respectively, and 227,216 shares of Class B Common Stock	(197,246)	(154,517)

Total shareholders’ equity	820,579	1,141,390

Total liabilities and shareholders’ equity	$5,953,873	$6,094,810

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance, January 1, 2006	$313	$39	$442,531	$20,264	$636,285	$(66,393)	$1,033,039

Net income	—	—	—	—	142,068	—	142,068
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	3,199	—	—	3,199
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785
Net change in minimum pension liability adjustment	—	—	—	8	—	—	8

Comprehensive income							146,060
Adoption of Statement of Financial Accounting Standard No. 158	—	—	—	(5,123)	—	—	(5,123)
Issuance of stock, exercise of stock options and share conversions	8	(1)	23,439	—	—	—	23,446
Stock-based compensation	—	—	8,931	—	—	—	8,931
Acquisition of treasury stock	—	—	—	—	—	(16,577)	(16,577)
Cash dividends	—	—	—	—	(14,967)	—	(14,967)
Three-for-two stock split	159	19	(179)	—	—	—	(1)

Balance, December 31, 2006	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808
Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255

Net income	—	—	—	—	164,512	—	164,512
Other comprehensive income:
Decrease in net unrealized appreciation on investments	—	—	—	(65,621)	—	—	(65,621)
Decrease in net loss on cash flow hedge	—	—	—	786	—	—	786
Net change in pension liability adjustment	—	—	—	3,205	—	—	3,205

Comprehensive income							102,882
Issuance of stock, exercise of stock options and share conversions	7	2	27,438	—	—	—	27,447
Stock-based compensation	—	—	7,582	—	—	—	7,582
Acquisition of treasury stock	—	—	—	—	—	(71,547)	(71,547)
Cash dividends	—	—	—	—	(17,229)	—	(17,229)

Balance, December 31, 2007	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390

Net income	—	—	—	—	36,683	—	36,683
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(299,435)	—	—	(299,435)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785
Net change in pension liability adjustment	—	—	—	(10,563)	—	—	(10,563)

Comprehensive loss							(272,530)
Issuance of stock, exercise of stock options and share conversions	2	1	7,197	—	—	—	7,200
Stock-based compensation	—	—	5,657	—	—	—	5,657
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)
Cash dividends	—	—	—	—	(18,409)	—	(18,409)

Balance, December 31, 2008	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$36,683	$164,512	$142,068
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	233,116	245,031	270,620
Net change in reinsurance receivables and payables	30,746	5,335	5,160
Amortization, principally the cost of business acquired and investments	63,438	73,084	70,935
Deferred costs of business acquired	(124,529)	(108,574)	(100,260)
Net realized losses on investments	88,177	1,897	858
Net change in federal income tax liability	(68,689)	23,757	28,590
Other	137,390	(21,723)	(15,046)

Net cash provided by operating activities	396,332	383,319	402,925

Investing activities:
Purchases of investments and loans made	(1,474,661)	(1,210,252)	(1,119,894)
Sales of investments and receipts from repayment of loans	537,328	550,991	747,841
Maturities of investments	336,417	171,927	206,223
Net change in short-term investments	(115,587)	114,206	(305,849)
Change in deposit in separate account	12,429	8,948	(2,008)

Net cash used by investing activities	(704,074)	(364,180)	(473,687)

Financing activities:
Deposits to policyholder accounts	388,419	116,729	200,820
Withdrawals from policyholder accounts	(120,984)	(159,035)	(131,229)
Borrowings under revolving credit facility	139,000	112,000	31,000
Principal payments under revolving credit facility	(6,000)	(158,000)	(2,000)
Proceeds from the issuance of 2007 Junior Debentures	—	172,309	—
Redemption of junior subordinated deferrable interest debentures	(20,619)	(37,728)	—
Acquisition of treasury stock	(42,729)	(62,417)	(16,577)
Other financing activities	(16,748)	39	8,459

Net cash provided (used) by financing activities	320,339	(16,103)	90,473

Increase in cash	12,597	3,036	19,711
Cash at beginning of year	51,240	48,204	28,493

Cash at end of year	$63,837	$51,240	$48,204

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note A – Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. (“DFG”) and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company (“RSLIC”), Safety National Casualty Corporation (“SNCC”), First Reliance Standard Life Insurance Company (“FRSLIC”), Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), Safety First Insurance Company (“SFIC”), SIG Holdings, Inc. (“SIG”) and Matrix Absence Management, Inc. (“Matrix”). The term “Company” shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2007 and 2006 consolidated financial statements to conform with the 2008 presentation. As of December 31, 2008, Mr. Robert Rosenkranz, Chairman of the Board and Chief Executive Officer of DFG, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company’s common stock.
Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related insurance coverages: short-term and long-term disability, primary and excess workers’ compensation, group life, travel accident and dental. The Company’s asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Canada. The Company’s two reportable segments are group employee benefit products and asset accumulation products. The Company’s reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses, losses on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities and before interest and income tax expense. The accounting policies of the Company’s segments are the same as those used in the consolidated financial statements.
Basis of Accounting. In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (“GAAP”). SFAS No. 162 became effective on December 15, 2008, which is ninety days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” on September 16, 2008. SFAS No. 162 identifies the sources of accounting principles that are generally accepted and categorizes them in descending order of authority but does not substantively modify such sources and, accordingly, does not impact the Company’s consolidated financial position or results of operations.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Investments. Fixed maturity securities available for sale, other than hybrid financial instruments, are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Descriptions of the various types of securities included within fixed maturity securities available for sale are contained in Notes B and C. Short-term investments are carried at cost which approximates fair value. Other investments consist primarily of mortgage loans, investments in limited partnerships, equity securities available for sale, trading account securities, investments in limited liability companies and amounts receivable from investment sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2008 and 2007, the Company had investments in mortgage loans in the aggregate amounts of $128.6 million and $177.7 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. At December 31, 2008 and 2007, the Company had investments in limited partnerships of $64.7 million and $357.9 million, respectively. Investments in limited partnerships are reflected on the equity method, with earnings included in net investment income. Equity securities available for sale are carried at fair

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note A – Summary of Significant Accounting Policies – (Continued)
value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. At December 31, 2008 and 2007, the Company had investments in limited liability companies of $52.2 million and $116.7 million, respectively. Investments in limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. At December 31, 2008 and 2007, the Company had investments in trading account securities in the aggregate amounts of $70.9 million and $145.4 million, respectively. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in income.
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
Fair Value Measurements. As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which addresses the manner in which the fair value of companies’ assets and liabilities should be measured under GAAP. SFAS No. 157 provides a common definition of fair value and establishes a framework for conducting fair value measures under GAAP, but this statement does not supersede existing guidance on when fair value measures should be used. This standard also requires companies to disclose the extent to which they measure assets and liabilities at fair value, the methods and assumptions they use to measure fair value, and the effect of fair value measures on their earnings. SFAS No.157 establishes a fair value hierarchy of three levels based upon the transparency and availability of information used in measuring the fair value of assets or liabilities as of the measurement date. The levels are categorized as follows:
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note A – Summary of Significant Accounting Policies – (Continued)
Fair Value Option. As of January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows companies to choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. Upon initial adoption, SFAS No. 159 provided entities with a one-time chance to elect the fair value option for existing eligible items, and any differences between the carrying amount of the selected item and its fair value as of the effective date were included in the cumulative-effect adjustment to beginning retained earnings. All subsequent changes in fair value for the instrument elected are reported in earnings. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition or results of operations.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note A – Summary of Significant Accounting Policies – (Continued)
Reinsurance Receivables. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.
Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the “other” segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2008, 2007, or 2006.
Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. The Company receives a proportionate share of the income or loss of the assets of the separate account, and income is generally reinvested in the separate account. The Company allocates its proportionate interest in the separate account’s assets to the corresponding captions in the Company’s consolidated balance sheet.
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
Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. SNCC utilizes anticipated investment income as a factor in the premium deficiency calculation. At December 31, 2008, disability and excess and primary workers’ compensation reserves with a carrying value of $1,312.0 million have been discounted at a weighted average rate of 5.44%, with the rates ranging from 3.7% to 7.5%.
Policyholder Account Balances. Policyholder account balances are comprised of the Company’s reserves for interest-sensitive insurance products, including annuities. During the first quarter of 2006, the Company issued $100 million of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose entity of funding agreement-backed notes in a corresponding principal amount. On December 31, 2008, The Company adopted FASB Staff Position (“FSP”) SFAS 140-4 and FIN 46(R)-8 “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires public entities to make additional disclosures about transfers of financial assets and their involvement with variable interest entities. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose entity. Reserves for annuity products are equal to the policyholders’ aggregate accumulated value. Reserves for the funding agreements are equal to the outstanding principal amount and accrued interest. At December 31, 2008 and 2007, reserves related to the funding agreements were $101.1 million and $101.2 million, respectively.
Income Taxes. The Company files a life/non-life consolidated federal tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The non-life subgroup includes DFG, SNCC, FRSLIC, SFIC and the other non-insurance subsidiaries of the Company. The Company computes a balance sheet amount for deferred income taxes, which is included in other assets or other liabilities, at the rates expected to be in effect when the underlying differences will be reported in the Company’s income tax return. The Company’s policy is to recognize any accruals for interest and penalties related to unrecognized tax benefits in income tax expense.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note A – Summary of Significant Accounting Policies – (Continued)
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
Stock-Based Compensation. The Company recognizes all share-based payments to employees, including grants of employee stock options, as expense in the income statement based on their fair values. As of January 1, 2008, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 110. SAB No. 110 allows companies to continue using the “simplified method” as prescribed under SAB No. 107 under certain circumstances to estimate the expected term of options granted in accordance with SFAS No. 123 (Revised), “Share-Based Payment”. SAB No. 110 permits use of the simplified method when sufficient historical data is not available to provide a reasonable basis upon which to estimate the expected term of the options granted. The Company’s stock-based compensation plans and related activity are more fully described in Note M.
Statements of Cash Flows. Cash includes deposits on hand in the Company’s bank accounts. At December 31, 2008 and 2007, various client escrow accounts represented $24.6 million and $19.6 million, respectively, of the Company’s total cash balance. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption “short-term investments” in its consolidated balance sheets and consolidated statements of cash flows.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised) (“141R”), “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited specified exceptions. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. Assets and liabilities arising from a business combination having an earlier acquisition date are not to be adjusted upon the effectiveness of this statement.
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
December 31, 2008
Note A – Summary of Significant Accounting Policies – (Continued)
No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Prospective adoption is required with some exceptions. Earlier application of SFAS No. 160 is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. In years after initial adoption, SFAS No. 161 requires comparative disclosures only for periods subsequent to initial adoption. SFAS No. 161 is a disclosure standard and as such will not impact the Company’s consolidated financial position or results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings under SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 provides guidance of calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note B – Investments
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,411,231	$40,489	$(226,796)	$1,224,924
Corporate securities	1,566,748	9,688	(300,263)	1,276,173
U.S. Treasury and other U.S. Government guaranteed securities	51,826	5,905	—	57,731
U.S. Government-sponsored enterprise securities	22,031	3,147	—	25,178
Obligations of U.S. states, municipalities and political subdivisions	1,270,166	19,230	(100,020)	1,189,376

Total fixed maturity securities	$4,322,002	$78,459	$(627,079)	$3,773,382

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,105,518	$16,306	$(55,342)	$1,066,482
Corporate securities	1,533,671	22,985	(52,519)	1,504,137
U.S. Treasury and other U.S. Government guaranteed securities	49,454	2,704	—	52,158
U.S. Government-sponsored enterprise securities	153,138	1,112	—	154,250
Obligations of U.S. states, municipalities and political subdivisions	905,176	16,370	(6,879)	914,667

Total fixed maturity securities	$3,746,957	$59,477	$(114,740)	$3,691,694

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Mortgage-backed securities	$1,411,231	$1,224,924

Other fixed maturity securities:
One year or less	67,337	66,367
Greater than 1, up to 5 years	631,230	567,754
Greater than 5, up to 10 years	849,901	737,284
Greater than 10 years	1,362,303	1,177,053

Total	$4,322,002	$3,773,382

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note B – Investments – (Continued)
Net investment income was attributable to the following:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$183,694	$232,624	$204,287
Mortgage loans	12,529	22,966	19,291
Other	(33,115)	41,626	65,490

	163,108	297,216	289,068
Less: Investment expenses	28,258	26,669	33,197

	$134,850	$270,547	$255,871

Net realized investment (losses) gains arose from the following:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Fixed maturity securities, available for sale	$(71,052)	$(2,603)	$(3,247)
Other investments	(17,125)	706	2,389

	$(88,177)	$(1,897)	$(858)

Proceeds from sales of fixed maturity securities during 2008, 2007 and 2006 were $320.4 million, $524.8 million and $489.7 million, respectively. Gross gains of $4.6 million, $6.0 million and $6.3 million and gross losses of $13.8 million, $5.0 million and $6.1 million, respectively, were realized on those sales. In 2008, 2007 and 2006, the net losses realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain fixed maturity securities of $61.8 million, $3.6 million and $3.4 million, respectively. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income or loss (see Note K). Net unrealized gains (losses) included in net investment income from trading account securities in 2008, 2007 and 2006 were $12.7 million, $(6.7) million and $(4.9) million, respectively.
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$437,827	$(150,361)	$155,182	$(76,435)	$593,009	$(226,796)
Corporate securities	581,598	(130,059)	291,938	(170,204)	873,536	(300,263)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities and political subdivisions	520,492	(61,106)	164,817	(38,914)	685,309	(100,020)

Total fixed maturity securities	$1,539,917	$(341,526)	$611,937	$(285,553)	$2,151,854	$(627,079)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note B – Investments – (Continued)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$285,684	$(26,938)	$240,650	$(28,404)	$526,334	$(55,342)
Corporate securities	449,456	(33,191)	229,845	(19,328)	679,301	(52,519)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities and political subdivisions	264,460	(6,711)	2,586	(168)	267,046	(6,879)

Total fixed maturity securities	$999,600	$(66,840)	$473,081	$(47,900)	$1,472,681	$(114,740)

The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. The gross unrealized losses at December 31, 2008 are attributable to 1,640 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $9.5 million. At December 31, 2008 approximately 8% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations at December 31, 2008 comprised 85% of the aggregate gross unrealized losses, with the remainder of such losses being attributable to non-investment grade fixed maturity securities. For fixed maturity securities, management evaluated, among other things, the financial position and prospects of the issuers, conditions in the issuers’ industries and geographic areas, liquidity of the investments, changes in the amount or timing of expected cash flows from the investment, recent changes in credit ratings by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment has been lower than amortized cost. Based on these evaluations, taking into account the Company’s ability and intent to retain the investments to allow for the anticipated recoveries in their fair values, management concluded that the unrealized losses reflected in the table above were temporary.
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements primarily reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and also serve to fund the interest obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income (loss) of $1.5 million, $(0.7) million and $1.0 million in 2008, 2007 and 2006, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2008 or 2007. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2008 or 2007.
Bonds and short-term investments with amortized costs of $142.6 million and $123.4 million at December 31, 2008 and 2007, respectively, are on deposit with various states’ insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of reinsurance agreements. These agreements provide for the distribution of assets to the reinsured companies covered under the agreements prior to any general distribution to policyholders in the event of the Company’s insolvency or bankruptcy. The amount of assets restricted for this purpose was $210.5 million and $97.9 million at December 31, 2008 and 2007, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note B – Investments – (Continued)
At December 31, 2008 and 2007, approximately 27% and 30%, respectively, of the Company’s total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 26% and 21% of the Company’s total invested assets at December 31, 2008 and 2007, respectively. The Company’s mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or are not rated by any such organizations. Such securities, which are included in fixed maturity securities, had fair values of $254.7 million and $299.8 million at December 31, 2008 and 2007, respectively, and constituted 5.5% and 6.0% of total invested assets at December 31, 2008 and 2007, respectively.
At December 31, 2008, the Company held approximately $886.4 million of insured municipal fixed maturity securities, which represented approximately 19% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at December 31, 2008. For those of such securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $657.8 million at December 31, 2008, the weighted average credit rating at such date by such organizations was “AA”. Insurers of significant portions of the various municipal fixed maturity securities held by the Company at December 31, 2008 included MBIA Insurance Corporation ($309.4 million), Financial Security Assurance Inc. ($160.7 million), Financial Guaranty Insurance Company ($39.9 million) and Ambac Financial Group, Inc. ($122.0 million). At December 31, 2008, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
The fair value of the Company’s investment in the securities of any one issuer or securities backed by a single pool of assets, excluding U.S. Government obligations, whose value represented 10% or more of the Company’s shareholders’ equity at December 31, 2008 was as follows: JPMorgan Chase & Co., Inc. fixed maturity securities — $142.6 million.
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
Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, and obligations of U.S. states, municipalities and political subdivisions. The market liquidity of each security is taken into consideration in the valuation technique used to value such security. For securities where market transactions involving identical or comparable assets generate sufficient relevant information, the Company employs a market approach to valuation. If sufficient information is not generated from market transactions involving identical or comparable assets, the Company uses an income approach to valuation. The majority of the instruments included in fixed maturity securities available for sale are valued utilizing observable inputs; accordingly, they are categorized in either Level l or Level 2 of the fair value hierarchy described in Note A. However, in instances where significant inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.
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
Mortgage-backed securities include U.S. agency securities, collateralized mortgage obligations and commercial mortgage-backed securities. The Company uses various valuation techniques and pricing models to measure the fair value of these instruments, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. A portion of the Company’s investments in mortgage-backed securities

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note C – Fair Value Measurements – (Continued)
are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using varying numbers of non-binding broker quotes or a discount rate adjustment technique based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. Corporate securities also include certain hybrid financial instruments consisting of principal protected notes, the return on which is based upon the return of various investment funds organized as limited partnerships and limited liability companies, which notes are carried at fair value with changes in such fair value, positive or negative, included in net investment income. These hybrid financial instruments had a fair value of $142.6 million at December 31, 2008. The Company uses recently executed transactions, market price quotations, benchmark yields and issuer spreads to arrive at the fair value of its investments in corporate securities. The majority of the corporate securities, other than securities acquired through private placements, are categorized in Level 2 of the fair value hierarchy. Private placement corporate securities, including among others hybrid financial instruments, are valued with cash flow models using yield curves, issuer-provided information and material events as key inputs. As these inputs are generally unobservable, private placement securities are categorized in Level 3 of the fair value hierarchy.
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
Other investments held at fair value primarily consist of equity securities available for sale and trading account securities. These investments are primarily valued at quoted active market prices and are therefore categorized in Level 1 of the fair value hierarchy. For private equity investments, since quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on assessments of each underlying investment, incorporating, among other things, the evaluation of financing and sale transactions with third parties, expected cash flows, material events and market-based information. These investments are included in Level 3 of the fair value hierarchy.
Assets held in the separate account represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. These assets are invested in a limited liability company that invests in entities which trade in various financial instruments. The Company concluded that the value calculated using the equity method of accounting was reflective of the fair market value of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. These investments are included in Level 3 of the fair value hierarchy.
Other liabilities measured at fair value include securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note C – Fair Value Measurements – (Continued)
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Mortgage-backed securities	$1,224,924	$—	$1,036,621	$188,303
Corporate securities	1,276,173	—	843,772	432,401
U.S. Treasury and other U.S. Government guaranteed securities	57,731	26,617	28,506	2,608
U.S. Government-sponsored enterprise securities	25,178	—	25,178	—
Obligations of U.S. states, municipalities and political subdivisions	1,189,376	—	1,189,376	—
Other investments	143,510	122,016	—	21,494
Assets held in separate account	90,573	—	—	90,573

Total	$4,007,465	$148,633	$3,123,453	$735,379

Liabilities:
Other liabilities	$67,299	$67,299	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis.

	Year Ended December 31, 2008
				U.S.
				Treasury and	U.S.
				Other U.S.	Government-		Assets
		Mortgage-		Government	sponsored		held in
		backed	Corporate	Guaranteed	Enterprise	Other	Separate
	Total	Securities	Securities	Securities	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of year	$1,060,154	$302,852	$476,299	$—	$129,993	$27,054	$123,956
Total (losses) gains
Included in earnings	(119,897)	(25,368)	(61,209)	—	42	21	(33,383)
Included in other comprehensive loss	(129,917)	(22,603)	(104,324)	9	(3)	(2,996)	—
Purchases, issuances and settlements	15,915	34,117	108,464	919	(125,000)	(2,585)	—
Net transfer (out) in of Level 3	(90,876)	(100,695)	13,171	1,680	(5,032)	—	—

Balance at end of the period	$735,379	$188,303	$432,401	$2,608	$—	$21,494	$90,573

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at December 31, 2008 (1)	$(108,759)	$(43,707)	$(64,454)	$—	$—	$(598)	$—

(1)	In 2008, net losses of $54.9 million and $53.9 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note C – Fair Value Measurements – (Continued)
The fair values of the Company’s financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are shown below, excluding financial instruments measured at fair value in the consolidated balance sheets on a recurring basis. Because fair values for all balance sheet items are not required to be disclosed by SFAS No. 107, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Assets:
Short-term investments	401,620	401,620	286,033	286,033
Other investments	336,411	336,411	792,470	792,470

Liabilities:
Policyholder account balances	1,214,024	1,160,047	1,007,472	963,914
Corporate debt	350,750	289,168	217,750	210,275
Junior subordinated debentures	175,000	85,400	175,000	129,220
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	20,619	20,619
Advances from Federal Home Loan Bank	55,342	75,861	55,342	67,338
Liabilities related to separate account	90,573	90,573	123,956	123,956
The carrying values for short-term investments approximate fair values based on the nature of the investments. Other invested assets include investment funds organized as limited partnerships and limited liability companies which are reflected in the Company’s financial statements under the equity method of accounting. In determining the fair value of such investments for purposes of this footnote disclosure, the Company concluded that the value calculated using the equity method of accounting was reflective of the fair market value of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The carrying values of all other invested assets and separate account liabilities approximate their fair value.
Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $125.1 million and $63.4 million at December 31, 2008 and 2007, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays variable rates of interest on this debt, which reflect changed market conditions since the time the terms were negotiated. The fair values of the 8.00% Senior Notes due 2033 (“2033 Senior Notes”) and the junior subordinated debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note D – Disability, Accident and Casualty Future Policy Benefits and Unpaid Claims and Claim Expenses
The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Balance at beginning of year, net of reinsurance	$1,749,106	$1,521,829	$1,284,400
Add provisions for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	660,335	620,286	535,973
Prior years	(17,299)	15,497	44,793

Incurred claims and claim expenses during the current year, net of reinsurance	643,036	635,783	580,766

Deduct claims and claim expenses payments, net of reinsurance, occurring during:
Current year	143,290	126,763	99,956
Prior years	271,132	281,743	243,381

	414,422	408,506	343,337

Balance at end of year, net of reinsurance	1,977,720	1,749,106	1,521,829
Reinsurance receivables at end of year	225,687	244,333	247,144

Balance at end of year, gross of reinsurance (1)	$2,203,407	$1,993,439	$1,768,973

Balance Sheets:
Future policy benefits:
Disability and accident	$743,690	$688,023
Unpaid claims and claim expenses:
Disability and accident	398,671	341,442
Casualty (1)	1,061,046	963,974

	$2,203,407	$1,993,439

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See Note R.
In 2008, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves, offset by net favorable claims development and the accrual of additional discount relating to prior years’ reserves. In 2007 and 2006, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note E – Corporate Debt
On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provided for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. On November 8, 2007, the amount of such facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a Supplement to the Amended Credit Agreement. The Company had outstanding borrowings of $207.0 million and $74.0 million under the Amended Credit Agreement at December 31, 2008 and 2007, respectively. Interest on borrowings under the Amended Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or at Bank of America’s prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2008, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.
On May 20, 2003, the Company issued $143.8 million of the 2033 Senior Notes in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company’s previous revolving credit facility and to repay in full the principal amount of $66.5 million of existing 8.00% senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they subject to any sinking fund requirements. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company’s subsidiaries, including the insurance subsidiaries’ obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2008, the Company was in compliance in all material respects with the terms of the related indenture.
To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. At December 31, 2008, 2007 and 2006 the net loss on the treasury rate lock agreement included in accumulated other comprehensive income or loss was $3.5 million, $4.3 million and $5.0 million, respectively, net of an income tax benefit of $1.9 million, $2.3 million and $2.7 million, respectively.
Interest paid by the Company on its corporate debt totaled $16.3 million, $15.4 million and $18.6 million during 2008, 2007 and 2006, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note F – Advances from the Federal Home Loan Bank
The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the “FHLB”). At December 31, 2008 and 2007, the advance from the FHLB, including accrued interest, totaled $55.3 million. Interest expense on the advance is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advance was 7.5% at December 31, 2008 and 2007, respectively. The advance of $55.0 million, which was obtained at a fixed rate, has a remaining term of 11.5 years at December 31, 2008. This advance is collateralized by fixed maturity securities with a fair value of $61.4 million.
Note G – Income Taxes
Income tax (benefit) expense is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax (benefit) expense:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Federal income tax expense at statutory rate	$11,354	$81,396	$72,814
Tax-exempt income and dividends received deduction	(16,027)	(12,781)	(10,179)
Other	430	(568)	403

	$(4,243)	$68,047	$63,038

All of the Company’s current and deferred income tax (benefit) expense is due to federal income taxes as opposed to state income taxes.
Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.
The components of the net deferred tax (asset) liability are as follows:

	December 31,
	2008	2007
	(dollars in thousands)
Cost of business acquired	$80,193	$50,493
Future policy benefits and unpaid claims and claim expenses	105,305	88,992
Other	12,355	11,550

Gross deferred tax liabilities	197,853	151,035

Future policy benefits and unpaid claims and claim expenses	(7,583)	(7,423)
Investments	(252,590)	(17,277)
Other	(53,165)	(38,534)
Net operating loss carryforwards	(10,140)	(962)

Gross deferred tax assets	(323,478)	(64,196)

Net deferred tax (asset) liability	$(125,625)	$86,839

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note G – Income Taxes – (Continued)
Current tax expense, deferred tax (benefit) expense, current tax (recoverable) liability and income taxes paid and refunded are as follows:

	As of or for the Year Ended
	December 31,
	2008	2007	2006
	(dollars in thousands)
Current tax expense	$36,024	$48,361	$32,556
Deferred tax (benefit) expense	(40,267)	19,686	30,482
Current tax (recoverable) liability	(2,151)	24,529	7,427
Income taxes paid	62,563	29,300	23,700
Income tax refunds	—	—	2,682
At December 31, 2008, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $10.1 million, which will begin expiring in 2028. The Company’s federal tax returns are routinely audited by the Internal Revenue Service (“IRS”). Tax years through 2004 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.
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
The interest rate on the 2003 Junior Debentures had reset quarterly to a rate equal to the London interbank offered interest rate, (“LIBOR”), for three-month U.S. dollar deposits, plus 4.10% (not to exceed 12.50%). The 2003 Junior Debentures became redeemable by the Company, in whole or in part, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption, in May 2008.
On August 15, 2008, the Trust redeemed the 2003 Capital Securities in their entirety concurrently with the redemption by the Company of the underlying 2003 Junior Debentures held by the Trust at 100% of the principal amount plus accrued interest. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and interest on the 2003 Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $0.6 million on the redemption. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption. The weighted average interest rates on the 2003 Junior Debentures were 7.36%, 9.45% and 9.15% for the years ended December 31, 2008, 2007 and 2006, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note H – Junior Subordinated Deferrable Interest Debentures underlying the Company-Obligated Mandatorily Redeemable Capital Securities of Unconsolidated Subsidiaries – (Continued)
Interest paid by the Company on the outstanding junior subordinated deferrable interest debentures totaled $1.2 million, $3.6 million and $5.2 million during 2008, 2007 and 2006, respectively.
Note I – Junior Subordinated Debentures
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and, the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time, subject to compliance with a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness (which is currently the 8.00% Senior Notes due 2033). Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined.
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
The Company paid a total of $12.9 million and $6.2 million interest on the 2007 Junior Debentures in 2008 and 2007, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
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
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company’s outstanding Class A and Class B Common Stock. The cash dividend in the first quarter of 2006 was $0.07 per share and in the second quarter of 2006, the Company’s Board of Directors increased the dividend by 14% to $0.08 per share. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend by 12.5% to $0.09 per share. The Company’s Board of Directors further increased the cash dividend by 11% to $0.10 per share during the second quarter of 2008. During 2008, 2007 and 2006, the Company paid cash dividends on its capital stock in the amounts of $18.4 million, $17.2 million and $15.0 million, respectively. Under the Company’s Amended Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long as the Company would be in compliance with the requirements of the agreement after giving effect to the dividend, repurchase or redemption.
The Company’s life insurance subsidiaries had consolidated statutory capital and surplus of $518.2 million and $464.6 million at December 31, 2008 and 2007, respectively. Consolidated statutory net income for the Company’s life insurance subsidiaries was $29.1 million, $61.6 million and $49.6 million, in 2008, 2007 and 2006, respectively. The consolidated statutory net income for the Company’s life insurance subsidiaries for 2008, 2007 and 2006 includes a pre-tax charge of $53.2 million, $2.8 million and $1.3 million, respectively, for the other than temporary decline in the value of certain securities. The Company’s casualty insurance subsidiary had statutory capital and surplus of $530.9 million and $463.0 million at December 31, 2008 and 2007, respectively, and consolidated statutory net income of $46.1 million, $54.6 million and $42.8 million in 2008, 2007 and 2006, respectively. The consolidated statutory net income for the Company’s casualty insurance subsidiary included after-tax loss of $0, $0 and $2.9 million during 2008, 2007 and 2006, respectively, attributable to its non-core property catastrophe reinsurance business that it decided to exit in the fourth quarter of 2005. Payment of dividends by the Company’s insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company’s insurance subsidiaries will be permitted to make dividend payments totaling $104.0 million during 2009 without prior regulatory approval.
On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1.5 million shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. During 2008, 2007 and 2006, the Company purchased 1.5 million shares, 1.7 million shares and 0.5 million shares, respectively, of its Class A Common Stock for a total cost of $42.7 million, $62.4 million, and $16.6 million, respectively, with a volume weighted average price of $27.86 per share, $37.52 per share and $34.47 per share, respectively. At December 31, 2008, the repurchase of 1,000,000 shares remained authorized under the share repurchase program.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note J – Shareholders’ Equity and Restrictions – (Continued)
The following table provides a reconciliation of beginning and ending shares:

	Year Ended December 31,
	2008	2007	2006
	(shares in thousands)
Class A Common Stock:
Beginning balance	48,718	48,011	31,274
Issuance of stock, exercise of stock options and conversion of shares	228	707	890
Three-for-two stock split	—	—	15,847

Ending balance	48,946	48,718	48,011

Class B Common Stock:
Beginning balance	5,934	5,672	3,904
Issuance of stock, exercise of stock options and conversion of shares	47	262	(123)
Three-for-two stock split	—	—	1,891

Ending balance	5,981	5,934	5,672

Class A Treasury Stock:
Beginning balance	6,227	4,566	2,723
Acquisition of treasury stock	1,534	1,661	321
Three-for-two stock split	—	—	1,522

Ending balance	7,761	6,227	4,566

Class B Treasury Stock:
Beginning balance	227	—	—
Acquisition of treasury stock	—	227	—

Ending balance	227	227	—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note K – Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Net
	Unrealized
	Appreciation
	(Depreciation)	Net	Defined
	on Available	Loss on	Benefit
	for Sale	Cash Flow	Pension
	Securities	Hedge	Plans	Total
	(dollars in thousands)
Balance, January 1, 2006	$27,490	$(5,825)	$(1,401)	$20,264

Unrealized appreciation on available for sale securities (1)	2,225	—	—	2,225
Reclassification adjustment for losses included in net income (2)	974	—	—	974

Net change in unrealized appreciation on investments	3,199	—	—	3,199

Reclassification adjustment for losses included in net income(3)	—	785	—	785

Net change in minimum pension liability adjustment (4)	—	—	8	8

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (5)	—	—	357	357
Net loss arising during the period (6)	—	—	(6,104)	(6,104)
Amortization of net loss included in net periodic pension cost (7)	—	—	624	624

Net change in defined benefit pension plans	—	—	(5,123)	(5,123)

Balance, December 31, 2006	$30,689	$(5,040)	$(6,516)	$19,133

Unrealized depreciation on available for sale securities (1)	(66,731)	—	—	(66,731)
Reclassification adjustment for losses included in net income (2)	1,110	—	—	1,110

Net change in unrealized appreciation on investments	(65,621)	—	—	(65,621)

Reclassification adjustment for losses included in net income(3)	—	786	—	786

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (5)	—	—	338	338
Net gain arising during the period (6)	—	—	2,410	2,410
Amortization of net loss included in net periodic pension cost (7)	—	—	457	457

Net change in defined benefit pension plans	—	—	3,205	3,205

Balance, December 31, 2007	$(34,932)	$(4,254)	$(3,311)	$(42,497)

Unrealized depreciation on available for sale securities (1)	(346,974)			(346,974)
Reclassification adjustment for losses included in net income (2)	47,539			47,539

Net change in unrealized depreciation on investments	(299,435)	—	—	(299,435)

Reclassification adjustment for losses included in net income(3)	—	785	—	785

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (5)	—	—	(38)	(38)
Net loss arising during the period (6)	—	—	(10,098)	(10,098)
Amortization of net benefit included in net periodic pension cost (7)	—	—	(427)	(427)

Net change in defined benefit pension plans			(10,563)	(10,563)

Balance, December 31, 2008	$(334,367)	$(3,469)	$(13,874)	$(351,710)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note K – Accumulated Other Comprehensive Income (Loss) – (Continued)

(1)	Net of an income tax expense (benefit) of $1.2 million, $(35.9) million and $(186.8) million for the years ended December 31, 2006, 2007 and 2008, respectively. Also, net of related adjustment to cost of business acquired of $0.3 million, $6.2 million and $46.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(2)	Net of an income tax benefit of $0.5 million, $0.6 million and $25.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(3)	Net of an income tax benefit of $0.4 million for each of the years ended December 31, 2006, 2007 and 2008, respectively.

(4)	Net of an income tax benefit of $4,400 for the year ended December 31, 2006.

(5)	Net of income tax expense of $0.2 million, $0.2 million and $20,500 for the years ended December 31, 2006, 2007 and 2008, respectively.

(6)	Net of an income tax (benefit) expense of $(3.3) million, $1.3 million and $(5.4) million for the years ended December 31, 2006, 2007 and 2008, respectively.

(7)	Net of income tax expense (benefit) of $0.3 million, $0.2 million and $(0.2) million for the years ended December 31, 2006, 2007 and 2008, respectively.
Note L – Commitments and Contingencies
Total rental expense for operating leases, principally for administrative and sales office space, was $11.0 million, $11.0 million and $11.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, future net minimum rental payments under non-cancelable operating leases were approximately $77.6 million, payable as follows: 2009 — $11.5 million, 2010 — $11.1 million, 2011 — $12.2 million, 2012 — $11.1 million, 2013 — $10.3 million and $21.4 million thereafter.
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1975. While this action is in its preliminary stage, the Company believes that it has substantial defenses to this action and intends to defend it vigorously. Although it is not possible to predict the outcome of any litigation matter with certainty, the Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.
In the course of its business, the Company is a party to litigation and other proceedings, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such pending litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note M – Stock-Based Compensation
The Company recognized stock compensation expenses of $8.1 million, $9.3 million and $9.7 million for 2008, 2007 and 2006, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2008 was $19.7 million and the weighted average period of time over which this expense will be recognized is 3.7 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	19.2%	19.2%	24.4%
Expected dividends	1.3%	0.8%	0.9%
Expected lives of options (in years)	6.8	6.5	6.5
Risk-free rate	3.2%	4.6%	4.8%

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note M – Stock-Based Compensation – (Continued)
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” in accordance with SAB No. 110 for options granted in 2008 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The expected life of options granted in 2007 and 2006 were calculated using the “simplified method” in accordance with SAB No. 107. The risk-free rate is derived from public data sources at the time of the grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
The weighted average grant date fair value of options granted during 2008, 2007 and 2006 was $6.27, $11.46, and $8.07, respectively. The cash proceeds from stock options exercised were $0.5 million, $8.3 million and $11.0 million for the year ended 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $6.2 million, $26.3 million and $18.8 million, respectively. The Company’s actual benefits from tax deductions realized in excess of recognized compensation cost were $1.5 million, $8.8 million and $6.7 million in 2008, 2007 and 2006, respectively, and are included as a component of additional paid in capital.
Under the terms of the Company’s stock plans for its employees and outside directors, a total of 15,912,500 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”) provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2009 and 2018.
In 2003, the Company’s Board of Directors approved a long-term incentive and share award plan (the “2003 Employee Award Plan”) for the granting of restricted shares, restricted share units, other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Committee, can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. Under the terms of the 2003 Employee Award Plan, a total of 7,250,000 shares of Class A Common Stock, inclusive of the additional shares of 1,500,000, 1,500,000 and 2,000,000 shares approved at the 2004, 2006 and 2007 Annual Meetings, respectively, have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or another share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual based on such performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.
Restricted Share Units
In February 2008, the Company granted a total of 39,464 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2007. In February 2007, the Company granted a total of 37,349 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to three executive officers of the Company based on their performance during 2006. The Company recognized $1.2 million and $1.5 million of compensation expense in 2007 and 2006, respectively, related to these awards. The fair value of a restricted share unit is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The weighted average grant date fair value of restricted share units awarded during 2007 and 2006 was $40.83 and $31.35, respectively. At December 31, 2008 and 2007, restricted share units of 130,608 and 91,144, respectively, were outstanding with a weighted average grant date fair value of $32.35 and $33.73, respectively. The restricted share units that have been granted to date are subject to vesting provisions similar to those applicable to the deferred shares that may be granted under the long-term performance-based incentive plan for the Company’s chief executive officer.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note M – Stock-Based Compensation – (Continued)
Restricted Shares
In May 2008 and 2007, the Company granted 0 and 1,748 restricted shares of Class A Common Stock, respectively, under the outside director’s stock plan to certain directors of the Company, at such directors’ election, in lieu of the cash retainer for services as a member of the Company’s Board of Directors for the term of service through the Company’s next Annual Meeting of Stockholders subsequent to the respective date of grant and subject to a vesting period of four equal 90-day installments. Compensation expense related to the grants was not material in 2008 and 2007 and is included in the stock-based compensation expense disclosed above. The fair value of a restricted share is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The weighted average grant date fair value of restricted shares awarded was $42.91 for the year ended December 31, 2007. The total fair value of restricted shares having vested during 2008 and 2007 was not material in 2008 and 2007.
Performance-Contingent Incentive Options
In February 2008, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company’s Class A Common Stock to four members of senior executive management of SNCC, and also granted performance-contingent incentive options to purchase 60,000 shares of Class A Common Stock to five members of executive management of SNCC, for a total of 1,200,000 options, under the 2003 Employee Award Plan. In December 2008, the Committee approved an amendment to the performance targets for such options. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC’s parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2008; otherwise, such options will be forfeited. Sixty percent in number of each executive’s options will become exercisable if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the three year performance period is at least $460.7 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $427.6 million, determined by interpolating between zero and sixty percent according to where the SIG PTOI amount falls in the range between $427.6 million and $460.7 million. All of such options will become exercisable if SIG’s aggregate SIG PTOI for the five year performance period is at least $880.7 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $784.7 million, determined by interpolating between zero and the full number of options granted according to where the SIG PTOI amount falls in the range between $784.7 million and $880.7 million, minus the number of any options having become exercisable based upon the results for three year performance period.
In April 2004, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company’s Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,575,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSLIC’s parent company, meets specified cumulative financial performance targets for the three or five year periods beginning with 2004; otherwise, such options will be forfeited. As of December 31, 2006, RSLIC met the specified cumulative performance target for the three-year performance period; therefore, 787,500 options to purchase shares of the Company’s Class A Common Stock became exercisable. Under the options’ terms, 112,500 of each executive’s options were to become exercisable if RSLIC-Texas’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“RSLT PTOI”) for the five year performance period was at least $646.2 million; otherwise, a reduced number of such options was to become exercisable to the extent that RSLT PTOI for such period exceeded $559.9 million, determined by interpolating between zero and 112,500 according to where the RSLT PTOI amount fell in the range between $559.9 million and $646.2 million. One member of executive management of RSLIC retired in 2007 and forfeited his remaining 112,500 unvested options.
In December 2005, the Company granted additional performance-contingent incentive options to purchase 75,000 of the Company’s Class A Common Stock to each of seven members of executive management of RSLIC, for a total of 525,000 options, under the 2003 Employee Award Plan and the Second Amended and Restated Employee Stock Option Plan. One member of executive management of RSLIC retired in 2007 and forfeited his 75,000 unvested options. The options had the same financial performance targets for the five-year performance period as the performance-contingent incentive options described above.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note M – Stock-Based Compensation – (Continued)
Based on the level of the RSLT PTOI achieved for the five-year performance period ending with 2008, which was materially adversely affected by adverse net investment income results for 2008, approximately 65% of the remaining unvested 112,500 options granted to each executive in April 2004 and the 75,000 options granted to each executive in December 2005 became exercisable pursuant to their terms. By action of the Compensation Committee of the Company’s Board of Directors taken on March 2, 2009, the remaining portions of such options were made exercisable in their entirety.
In May 2003, the Company granted performance-contingent incentive options to purchase 337,500 shares of the Company’s Class A Common Stock to each of the five members of senior executive management of SNCC, for a total of 1,687,500 options, under the 2003 Employee Award Plan and, in December 2005, approved the amendment to the performance targets under such options for the five-year performance period. The terms of the options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, provided that they would become exercisable only to the extent that SIG, SNCC’s parent company, met specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options would have been forfeited. The specified cumulative performance target for the three-year performance period ending December 31, 2005 was not satisfied; therefore, no options to purchase shares of the Company’s Class A Common Stock became exercisable for such period. Under the option terms, as amended, 337,500 of each executive’s options were to become exercisable if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the five-year performance period was at least $417.2 million; otherwise, a reduced number of such options would have become exercisable to the extent that SIG PTOI for such period exceeded $370.4 million, determined by interpolating between zero and 337,500 according to where the SIG PTOI amount fell in the range between $370.4 million and $417.2 million. As of December 31, 2007, the SIG PTOI exceeded $417.2 million for the five-year performance period; therefore, 1,687,500 options to purchase shares of the Company’s Class A Common Stock became exercisable.
At December 31, 2008, 4,408,250 performance contingent incentive options were outstanding with a weighted average exercise price of $26.02, a weighted average contractual term of 6.3 years and an intrinsic value of $0. 3,208,250 options with a weighted average exercise price of $24.79, a weighted average contractual term of 5.2 years and an intrinsic value of $0 were exercisable at December 31, 2008.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note M – Stock-Based Compensation – (Continued)
In February 2008 and 2007, the Committee awarded the Company’s chief executive officer 42,896 deferred shares and 73,475 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2007 and 2006, respectively. The Company recognized $1.3 million and $3.0 million of compensation expense relating to such awards in 2007 and 2006, respectively. The weighted average grant date fair value of deferred shares awarded during the year ended December 31, 2008, 2007 and 2006 was $29.14, $40.83 and $31.35, respectively. At January 1, 2008, 862,075 deferred shares were outstanding with a weighted average grant date fair value of $22.60. At December 31, 2008, 904,971 deferred shares were outstanding with a weighted average grant date fair value of $22.91. The fair value of a deferred share is based on the market price of the Company’s Class A Common Stock on the date of grant.
In August 2008 and 2007, the Committee awarded the Company’s chief executive officer 500,000 options and 375,094 options, respectively, under the Amended Performance Plan. Compensation expense related to the grants was not material in 2007 and 2008 and is included in the stock-based compensation expense disclosed above.
Service-Based Stock Options
Option activity with respect to the Company’s share award plans excluding the performance-contingent incentive options was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2008	3,260,251	$27.15
Granted	1,490,231	29.15
Exercised	(607,853)	21.22
Forfeited	(31,220)	33.90
Expired	(18,455)	27.16

Outstanding at December 31, 2008	4,092,954	28.71	6.9	$3,378

Exercisable at December 31, 2008	1,573,950	$22.81	4.1	$3,378

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note N – Computation of Results per Share

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$36,683	$164,512	$145,003
Loss from discontinued operations, net of income tax benefit	—	—	(2,935)

Net income	$36,683	$164,512	$142,068

Denominator:
Weighted average common shares outstanding	48,278	50,269	49,631
Effect of dilutive securities	685	1,310	1,308

Weighted average common shares outstanding, assuming dilution	48,963	51,579	50,939

Basic results per share of common stock:
Income from continuing operations	$0.76	$3.27	$2.92
Loss from discontinued operations, net of income tax benefit	—	—	(0.06)

Net income	$0.76	$3.27	$2.86

Diluted results per share of common stock:
Income from continuing operations	$0.75	$3.19	$2.85
Loss from discontinued operations, net of income tax benefit	—	—	(0.06)

Net income	$0.75	$3.19	$2.79

Note O – Reinsurance
The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance in an effort to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company’s retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies’ financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company’s reinsurance agreements require the reinsurer to set up security arrangements for the Company’s benefit in the event of certain ratings downgrades. As of December 31, 2008, the individual or group ratings of all of the Company’s significant reinsurers were either
“A-” (Excellent) or higher by A.M. Best Company or had supplied collateral in an amount sufficient to support the amounts receivable.
At December 31, 2008 and 2007, the Company had reinsurance receivables of $376.7 million and $402.8 million, respectively. The Company’s reinsurance payables were not material at December 31, 2008 and 2007. A summary of reinsurance activity follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Premium income assumed	$87,243	$91,714	$93,227
Premium income ceded	108,738	114,614	112,020
Benefits, claims and interest credited ceded	89,964	106,845	111,176

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note P – Other Operating Expenses
The Company’s other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $108.7 million, $110.2 million and $91.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Premium taxes, licenses and fees were $39.4 million, $35.4 million and $34.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. All other general and administrative expenses were $62.0 million, $54.3 million and $49.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Note Q — Segment Information

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Revenues:
Group employee benefit products	$1,414,253	$1,431,293	$1,273,473
Asset accumulation products	59,841	101,143	101,290
Other (1)	45,646	42,272	37,686

	1,519,740	1,574,708	1,412,449

Net realized investment losses	(88,177)	(1,897)	(858)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	(2,192)	—

	$1,430,965	$1,570,619	$1,411,591

Operating income:
Group employee benefit products	$176,073	$259,487	$225,409
Asset accumulation products	(3,130)	31,511	30,251
Other (1)	(20,127)	(26,862)	(21,378)

	152,816	264,136	234,282

Net realized investment losses	(88,177)	(1,897)	(858)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	(2,192)	—

	$64,041	$260,047	$233,424

Net investment income (2):
Group employee benefit products	$71,230	$163,701	$149,347
Asset accumulation products	57,923	98,477	97,852
Other (1)	5,697	8,369	8,672

	$134,850	$270,547	$255,871

Amortization of cost of business acquired:
Group employee benefit products	$81,961	$72,725	$70,560
Asset accumulation products	(1,550)	8,497	10,208

	$80,411	$81,222	$80,768

Segment assets (2):
Group employee benefit products	$4,098,540	$4,068,006
Asset accumulation products	1,746,356	1,823,899
Other (1)	108,977	202,905

	$5,953,873	$6,094,810

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
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
Note R – Discontinued Operations
During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. For the years ended December 31, 2008 and 2007, the effect of this line of business on the Company’s results of operations was immaterial. For the year ended December 31 2006, the Company recognized premium income of $1.2 million and incurred losses of $5.8 million from this line of business, resulting in operating losses of $2.9 million net of an income tax benefit of $1.6 million. The assets and liabilities related to the property catastrophe business were not material to the Company’s consolidated financial position at December 31, 2008, 2007 and 2006.

SCHEDULE I
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008
(Dollars in Thousands)

			Amount
			Shown in
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet
Fixed maturity securities, available for sale:

U.S. Government backed mortgage-backed securities	$600,337	$625,650	$625,650
Other mortgage-backed securities	810,894	599,274	599,274
U.S. Treasury and other U.S. Government guaranteed securities	51,826	57,731	57,731
U.S. Government-sponsored enterprise securities	22,031	25,178	25,178
Obligations of U.S. states, municipalities and political subdivisions	1,270,166	1,189,376	1,189,376
Corporate securities	1,566,748	1,276,173	1,276,173

Total fixed maturity securities	4,322,002	3,773,382	3,773,382

Equity securities:
Common stocks	78,228	63,274	63,274
Non-redeemable preferred stocks	16,029	9,328	9,328

Total equity securities	94,257	72,602	72,602

Mortgage loans	128,634	128,634	128,634
Real Estate	18,309	18,309	18,309
Short-term investments	401,620	401,620	401,620
Other investments	268,304	260,376	260,376

Total investments	$5,233,126	$4,654,923	$4,654,923

SCHEDULE II
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2008	2007
Assets:
Fixed maturity securities, available for sale	$7,023	$—
Short-term investments	201	12,786
Other invested assets	4,202	40,736
Investment in operating subsidiaries	1,435,962	1,472,432
Investment in investment subsidiaries	15,675	43,841
Cash	745	—
Other assets	34,596	45,099

Total assets	$1,498,404	$1,614,894

Liabilities:
Corporate debt	$350,750	$217,750
Junior subordinated debentures	175,000	175,000
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	20,619
Amounts due to subsidiaries	15,786	6,896
Other liabilities	25,649	53,239

	567,185	473,504

Shareholders’ Equity:
Class A Common Stock	489	487
Class B Common Stock	60	59
Additional paid-in capital	522,596	509,742
Accumulated other comprehensive loss	(351,710)	(42,497)
Retained earnings	833,927	828,116
Treasury stock	(74,143)	(154,517)

	931,219	1,141,390

Total liabilities and shareholders’ equity	$1,498,404	$1,614,894

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Equity in undistributed earnings of subsidiaries	$79,514	$277,613	$244,983
Dividends from operating subsidiaries	3,600	3,600	3,600
Other (loss) income	(450)	4,373	5,042
Realized investment losses	(3,160)	—	—
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(598)	(2,192)	—

	78,906	283,394	253,625

Expenses:
Operating expenses	14,566	21,460	22,447
Interest expense	31,900	29,375	27,652

	46,466	50,835	50,099

Income before income tax (benefit) expense	32,440	232,559	203,526

Income tax (benefit) expense	(4,243)	68,047	61,458

Net income	$36,683	$164,512	$142,068

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$36,683	$164,512	$142,068
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(67,281)	(193,797)	(169,015)
Change in other assets and other liabilities	(13,493)	5,660	14,693
Change in current and deferred income taxes	5,172	(9,566)	(12,209)
Amortization, principally of investments and debt issuance costs	1,712	772	1,048
Net realized gains on investments	3,160	—	—
Change in amounts due from/to subsidiaries	8,890	2,113	6,706

Net cash used by operating activities	(25,157)	(30,306)	(16,709)

Investing activities:
Purchases of investments and loans made	(10,247)	(2,709)	(3,496)
Sales of investments and receipts from repayment of loans	26,921	5,636	2,073
Net change in short-term investments	12,585	(2,557)	(6,539)
Sales (purchases) of investments in subsidiaries	(60,000)	1,011	1,436

Net cash (used) provided by investing activities	(30,741)	1,381	(6,526)

Financing activities:
Borrowings under revolving credit facility	139,000	112,000	31,000
Principal payments under revolving credit facility	(6,000)	(158,000)	(2,000)
Proceeds from the issuance of 2007 Junior Debentures	—	172,309	—
Redemption of Junior Debentures	(20,619)	(37,728)	—
Purchase of treasury stock	(42,729)	(62,417)	(16,577)
Other financing activities	(13,009)	2,761	10,542

Net cash provided by financing activities	56,643	28,925	22,965

Increase (decrease) in cash	745	—	(270)
Cash at beginning of year	—	—	270

Cash at end of year	$745	$—	$—

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
The Company received cash dividends from subsidiaries of $3.6 million, $3.6 million and $2.6 million in 2008, 2007 and 2006, respectively.

SCHEDULE III
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Thousands)

		Future Policy
		Benefits and
	Cost of	Unpaid Claim		Policyholder
	Business	and Claim	Unearned	Account
	Acquired	Expenses	Premiums	Balances
2008
Group employee benefits products	$139,699	$2,405,518	$124,376	$—
Asset accumulation products	125,078	100,115	—	1,327,502
Other	—	68,417	—	29,430

Total	$264,777	$2,574,050	$124,376	$1,356,932

2007
Group employee benefits products	$110,985	$2,189,961	$118,311	$—
Asset accumulation products	63,445	92,510	—	1,053,221
Other	—	70,904	—	29,900

Total	$174,430	$2,353,375	$118,311	$1,083,121

2006
Group employee benefits products	$209,430	$1,945,215	$124,426	$—
Asset accumulation products	58,490	89,500	—	1,089,051
Other	—	72,929	—	30,167

Total	$267,920	$2,107,644	$124,426	$1,119,218

			Benefits,
			Claims and	Amortization
	Premium	Net	Interest	of Cost of	Other
	and Fee	Investment	Credited to	Business	Operating
	Income (1)	Income (2)	Policyholders	Acquired	Expenses (3)
2008
Group employee benefits products	$1,343,023	$71,230	$933,215	$81,961	$223,004
Asset accumulation products	1,918	57,923	55,285	(1,550)	9,236
Other	39,949	5,697	753	—	65,020

Total	$1,384,890	$134,850	$989,253	$80,411	$297,260

2007
Group employee benefits products	$1,267,592	$163,701	$890,918	$72,725	$208,163
Asset accumulation products	2,666	98,477	52,814	8,497	8,321
Other	33,903	8,369	1,169	—	67,965

Total	$1,304,161	$270,547	$944,901	$81,222	$284,449

2006
Group employee benefits products	$1,124,126	$149,347	$793,303	$70,560	$184,201
Asset accumulation products	3,438	97,852	53,349	10,208	7,482
Other	29,014	8,672	834	—	58,230

Total	$1,156,578	$255,871	$847,486	$80,768	$249,913

(1)	Net written premiums for casualty insurance products totaled $302.9 million, $304.5 million and $312.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment.

(3)	Other operating expenses include commissions.

SCHEDULE IV
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
(Dollars in Thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Life insurance in force as of December 31, 2008	$163,258,702	$11,115,197	$25,456	$152,168,961	—%

Year ended December 31, 2008:
Premium and fee income:
Life insurance and annuity	$431,881	$24,457	$561	$407,985	—%
Accident and health insurance	647,728	59,055	52,068	640,741	8%
Casualty insurance	287,907	25,225	34,579	297,261	12%
Other	38,903	—	—	38,903

Total premium and fee income	$1,406,419	$108,737	$87,208	$1,384,890

Life insurance in force as of December 31, 2007	$159,363,539	$17,358,631	$27,114	$142,032,022	—%

Year ended December 31, 2007:
Premium and fee income:
Life insurance and annuity	$402,457	$32,811	$499	$370,145	—%
Accident and health insurance	593,911	51,442	51,524	593,993	9%
Casualty insurance	300,669	29,099	33,343	304,913	11%
Other	35,115	—	—	35,115

Total premium and fee income	$1,332,152	$113,352	$85,366	$1,304,166

Life insurance in force as of December 31, 2006	$145,990,536	$21,400,901	$28,617	$124,618,252	—%

Year ended December 31, 2006:
Premium and fee income:
Life insurance and annuity	$359,708	$37,629	$1,126	$323,205	—%
Accident and health insurance	498,199	44,135	52,536	506,600	10%
Casualty insurance	291,852	30,256	39,570	301,166	13%
Other	25,607	—	—	25,607

Total premium and fee income	$1,175,366	$112,020	$93,232	$1,156,578

SCHEDULE VI
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS (1)
(Dollars in Thousands)

	December 31,
	2008	2007
Deferred policy acquisition costs	$13,961	$13,169
Reserves for unpaid claims and claim expenses	1,061,046	963,974
Discount, if any, deducted from above (2)	592,940	490,808
Unearned premiums	116,140	110,719

	Year Ended December 31,
	2008	2007	2006
Earned premiums	$297,300	$305,305	$302,373

Net investment income	48,245	84,712	76,602

Claims and claim expenses incurred related to:
Current year	152,069	155,052	136,134
Prior years (3)	27,111	37,443	70,060

Amortization of deferred policy acquisition costs	31,556	32,958	29,896

Paid claims and claim adjustment expenses	78,794	93,914	97,283

Net premiums written	302,979	304,845	312,129

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business.

(2)	Based on discount rates ranging from 3.7% to 7.5%.

(3)	In 2008, 2007 and 2006, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development, partially offset by the accrual of additional discount with respect to prior years’ reserves. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.