Form 10-Q
period 2009-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2009-05-11
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2009, the Registrant had 44,282,194 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Premium and fee income	$357,721	$342,290
Net investment income	62,855	32,337
Net realized investment losses	(21,999)	(6,436)

	398,577	368,191

Benefits and expenses:
Benefits, claims and interest credited to policyholders	255,598	242,912
Commissions	22,704	21,267
Amortization of cost of business acquired	23,293	16,423
Other operating expenses	60,137	52,203

	361,732	332,805

Operating income	36,845	35,386

Interest expense:
Corporate debt	3,985	4,224
Junior subordinated debentures	3,240	3,240
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	—	404

	7,225	7,868

Income before income tax expense	29,620	27,518

Income tax expense	5,136	6,374

Net income	$24,484	$21,144

Basic results per share of common stock:
Net income	$0.51	$0.43

Diluted results per share of common stock:
Net income	$0.51	$0.42

Dividends paid per share of common stock	$0.10	$0.09
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2009	2008
Assets:
Investments:
Fixed maturity securities, available for sale	$3,633,294	$3,773,382
Short-term investments	609,588	401,620
Other investments	542,029	479,921

	4,784,911	4,654,923
Cash	84,289	63,837
Cost of business acquired	286,281	264,777
Reinsurance receivables	379,822	376,731
Goodwill	93,929	93,929
Other assets	433,265	409,103
Assets held in separate account	90,363	90,573

Total assets	$6,152,860	$5,953,873

Liabilities and Equity:
Future policy benefits:
Life	$319,136	$300,567
Disability and accident	757,834	743,690
Unpaid claims and claim expenses:
Life	68,458	70,076
Disability and accident	407,808	398,671
Casualty	1,087,131	1,061,046
Policyholder account balances	1,347,382	1,356,932
Corporate debt	365,750	350,750
Junior subordinated debentures	175,000	175,000
Other liabilities and policyholder funds	670,651	581,954
Liabilities related to separate account	90,363	90,573

Total liabilities	5,289,513	5,129,259

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 49,031,935 and 48,946,432 shares issued and outstanding, respectively	490	489
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	526,177	522,596
Accumulated other comprehensive loss	(335,643)	(351,710)
Retained earnings	865,572	846,390
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	859,410	820,579
Noncontrolling interest	3,937	4,035

Total equity	863,347	824,614

Total liabilities and equity	$6,152,860	$5,953,873

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders'	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390	$30,181	$1,171,571

Net income (loss)	—	—	—	—	21,144	—	21,144	(103)	21,041
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(68,553)	—	—	(68,553)	1,605	(66,948)
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196	—	196
Change in net periodic pension cost	—	—	—	11	—	—	11	—	11

Comprehensive loss							(47,202)		(45,700)
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,115)	(2,115)
Issuance of stock and exercise of stock options	1	—	4,741	—	—	—	4,742	—	4,742
Stock-based compensation	—	—	528	—	—	—	528	—	528
Acquisition of treasury stock	—	—	—	—	—	(17,040)	(17,040)	—	(17,040)
Cash dividends	—	—	—	—	(4,343)	—	(4,343)	—	(4,343)

Balance, March 31, 2008	$488	$59	$515,011	$(110,843)	$844,917	$(171,557)	$1,078,075	$29,568	$1,107,643

Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Net income (loss)	—	—	—	—	24,484	—	24,484	(5)	24,479
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	15,580	—	—	15,580	—	15,580
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196	—	196
Change in net periodic pension cost	—	—	—	291	—	—	291	—	291

Comprehensive Income							40,551		40,546
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(93)	(93)
Issuance of stock and exercise of stock options	1	—	1,450	—	—	—	1,451	—	1,451
Stock-based compensation	—	—	2,131	—	—	—	2,131	—	2,131
Cash dividends	—	—	—	—	(5,302)	—	(5,302)	—	(5,302)

Balance, March 31, 2009	$490	$60	$526,177	$(335,643)	$865,572	$(197,246)	$859,410	$3,937	$863,347

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$24,484	$21,144
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	99,523	92,314
Net change in reinsurance receivables and payables	(7,086)	10,184
Amortization, principally the cost of business acquired and investments	13,543	15,238
Deferred costs of business acquired	(34,392)	(33,115)
Net realized losses on investments	21,999	6,437
Net change in federal income tax liability	4,114	(16,573)
Other	(30,969)	1,899

Net cash provided by operating activities	91,216	97,528

Investing activities:
Purchases of investments and loans made	(207,901)	(298,167)
Sales of investments and receipts from repayment of loans	77,696	254,129
Maturities of investments	261,307	54,442
Net change in short-term investments	(207,968)	(150,914)
Change in deposit in separate account	4,845	790

Net cash used by investing activities	(72,021)	(139,720)

Financing activities:
Deposits to policyholder accounts	61,681	53,843
Withdrawals from policyholder accounts	(70,938)	(27,698)
Borrowings under revolving credit facility	17,000	29,000
Principal payments under revolving credit facility	(2,000)	(3,000)
Acquisition of treasury stock	—	(17,040)
Other financing activities	(4,486)	(2,724)

Net cash provided by financing activities	1,257	32,381

Increase (decrease) in cash	20,452	(9,811)
Cash at beginning of period	63,837	51,240

Cash at end of period	$84,289	$41,429

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the March 31, 2008 consolidated financial statements to conform to the March 31, 2009 presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2008 Form 10-K.
Accounting Changes
Business Combinations. As of January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised) (“141R”), “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited specified exceptions. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Assets and liabilities arising from a business combination having an earlier acquisition date are not to be adjusted upon the effectiveness of this statement. The adoption of SFAS No. 141R did not have an effect on the Company’s consolidated financial position or results of operations.
Noncontrolling Interests. As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which prescribes the accounting for and the financial reporting of a noncontrolling interest in a company’s subsidiary, which is the portion of the equity (residual interest) in the subsidiary attributable to owners thereof other than the parent and the parent’s affiliates. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in a consolidated statement of financial position as a separate component of equity and that changes in ownership interests in a consolidated subsidiary that does not result in a loss of control be recorded as an equity transaction with no gain or loss recognized. For a change in the ownership interests in a consolidated subsidiary that results in a loss of control or a deconsolidation, a gain or loss is recognized in the amount of the difference between the proceeds of that sale and the carrying amount of the interest sold. In the case of a deconsolidation, SFAS No. 160 requires the establishment of a new fair value basis for the remaining noncontrolling ownership interest, with a gain or loss recognized for the difference between that new basis and the historical cost basis of the remaining ownership interest. Upon adoption, the amounts of consolidated net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest must be presented separately on the face of the consolidated financial statements. A detailed reconciliation of the changes in the equity of a noncontrolling interest during the period is also required. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial position or results of operations.
Derivative Instruments. As of January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk-related contingent features in derivative instruments. SFAS No. 161 is a disclosure standard; accordingly, the adoption of SFAS No. 161 did not have any effect on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements are primarily utilized to reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income of $1.4 million during the three months end March 31, 2009 related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at March 31, 2009. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material currency forward contracts outstanding at March 31, 2009.
To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. The Company recognized $0.3 million of such loss into interest expense during the first quarters of 2009 and 2008. The net loss on the treasury rate lock agreement included in accumulated other comprehensive income or loss was $3.3 million (net of an income tax benefit of $1.8 million) at March 31, 2009.
Earnings Per Share. In June 2008, the FASB issued Staff Position (“FSP”) FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings under SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 provides guidance for the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial position or results of operations.
Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for financial statements for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 is a disclosure standard and as such will have no impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances indicating that a transaction is not orderly. Under this FSP, significant decreases in the volume and level of activity of an asset or liability in relation to normal market activity for the asset or liability require companies to further evaluate transactions or quoted prices and exercise significant judgment in arriving at the fair value. FSP FAS 157-4 is effective for financial statements for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact, if any, that the adoption of FSP FAS 157-4 will have on its consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, effective for financial statements for interim and annual periods ending after June 15, 2009. This FSP applies to debt securities and requires companies to recognize in earnings only the credit component of an other than temporary impairment. The remainder of the impairment will continue to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also modifies the existing requirement for a company to assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. In lieu of this requirement, the FSP will only require a company to assert that it does not have the intent to sell the debt security and that it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The Company has not yet determined the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its consolidated financial position or results of operations.
Note B — Investments
At March 31, 2009, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,633.3 million and an amortized cost of $4,170.5 million. At December 31, 2008, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,773.4 million and an amortized cost of $4,322.0 million. Declines in market value relative to such securities’ amortized cost that were determined to be other than temporary pursuant to the Company’s methodology for such determinations, as further discussed below, are reflected as reductions in the amortized cost of such securities.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,417,501	$54,876	$(238,180)	$1,234,197
Corporate securities	1,398,651	8,518	(331,637)	1,075,532
U.S. Treasury and other U.S. Government guaranteed securities	50,844	4,760	—	55,604
U.S. Government-sponsored enterprise securities	7,255	624	—	7,879
Obligations of U.S. states, municipalities and political subdivisions	1,296,287	30,077	(66,282)	1,260,082

Total fixed maturity securities	$4,170,538	$98,855	$(636,099)	$3,633,294

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Mortgage-backed securities	$1,411,231	$40,489	$(226,796)	$1,224,924
Corporate securities	1,566,748	9,688	(300,263)	1,276,173
U.S. Treasury and other U.S. Government guaranteed securities	51,826	5,905	—	57,731
U.S. Government-sponsored enterprise securities	22,031	3,147	—	25,178
Obligations of U.S. states, municipalities and political subdivisions	1,270,166	19,230	(100,020)	1,189,376

Total fixed maturity securities	$4,322,002	$78,459	$(627,079)	$3,773,382

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$318,608	$(118,043)	$204,779	$(120,137)	$523,387	$(238,180)
Corporate securities	425,443	(94,806)	370,708	(236,831)	796,151	(331,637)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	314,976	(21,635)	339,325	(44,647)	654,301	(66,282)

Total fixed maturity securities	$1,059,027	$(234,484)	$914,812	$(401,615)	$1,973,839	$(636,099)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$437,827	$(150,361)	$155,182	$(76,435)	$593,009	$(226,796)
Corporate securities	581,598	(130,059)	291,938	(170,204)	873,536	(300,263)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	520,492	(61,106)	164,817	(38,914)	685,309	(100,020)
	[a]aa[a][a][a][a]
Total fixed maturity securities	$1,539,917	$(341,526)	$611,937	$(285,553)	$2,151,854	$(627,079)

The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. The gross unrealized losses at March 31, 2009 are attributable to over fifteen hundred fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $9.7 million. At March 31, 2009, approximately 6% of the aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations comprised 77% of the aggregate gross unrealized losses at March 31, 2009, with the remainder of such losses being attributable to non-investment grade fixed maturity securities. For fixed maturity securities, management evaluated, among other things, the financial position and prospects of the issuers, conditions in the issuers’ industries and geographic areas, liquidity of the investments, changes in the amount or timing of expected cash flows from the investment, recent changes in credit ratings by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment is lower than amortized cost. Based on these evaluations, and taking into account the Company’s ability and intent to retain the investments to allow for the anticipated recoveries in their fair values, management concluded that the unrealized losses reflected in the table above were temporary.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
At March 31, 2009, the Company held approximately $945.0 million of insured municipal fixed maturity securities, which represented approximately 20% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at March 31, 2009. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $666.8 million at March 31, 2009, the weighted average credit rating at such date by such organizations was also “AA”. Insurers of significant portions of the various municipal fixed maturity securities held by the Company at March 31, 2009 included MBIA Insurance Corporation ($314.7 million), Financial Security Assurance Inc. ($165.8 million), Ambac Financial Group, Inc. ($126.3 million), and Financial Guaranty Insurance Company ($40.2 million) . At March 31, 2009, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
Net investment income was attributable to the following:

	Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$70,484	$44,344
Mortgage loans	1,199	3,973
Short-term investments	248	3,143
Other	(799)	(10,897)

	71,132	40,563
Less: Investment expenses	(8,277)	(8,226)

Total	$62,855	$32,337

Note C — Fair Value Measurements
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
For these purposes, the Company determines the existence of an active market for an asset or liability based on its judgment as to whether transactions for the asset or liability occur in such market with sufficient frequency and volume to provide reliable pricing information. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP FAS 157-3 clarifies the application of FAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset may be determined when the market for that financial asset is inactive. The FSP was effective upon issuance for any period for which financial statements had not then been issued. Accordingly, the Company considered the provisions of this FSP in establishing the fair values of certain securities for which it determined the market was inactive when preparing the financial statements included herein.
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
Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, and obligations of U.S. states, municipalities and political subdivisions. The market liquidity of each security is taken into consideration in the valuation technique used to value such security. For securities where market transactions involving identical or comparable assets generate sufficient relevant information, the Company employs a market approach to valuation. If sufficient information is not generated from market transactions involving identical or comparable assets, the Company uses an income approach to valuation. The majority of the instruments included in fixed maturity securities available for sale are valued utilizing observable inputs; accordingly, they are categorized in either Level l or Level 2 of the fair value hierarchy described above. However, in instances where significant inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.
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
Mortgage-backed securities include U.S. agency securities, collateralized mortgage obligations and commercial mortgage-backed securities. The Company uses various valuation techniques and pricing models to measure the fair value of these instruments, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. A portion of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using varying numbers of non-binding broker quotes or a discount rate adjustment technique based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
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
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	March 31, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Mortgage-backed securities	$1,234,197	$—	$1,071,074	$163,123
Corporate securities	1,075,532	—	818,704	256,828
U.S. Treasury and other U.S. Government guaranteed securities	55,604	25,721	27,592	2,291
U.S. Government-sponsored enterprise securities	7,879	—	7,879	—
Obligations of U.S. states, municipalities and political subdivisions	1,260,082	—	1,260,082	—
Other investments	124,322	107,086	—	17,236
Assets held in separate account	90,363	—	—	90,363

Total	$3,847,979	$132,807	$3,185,331	$529,841

Liabilities:
Other liabilities	$51,275	$51,275	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis.

	Period Ended March 31, 2009
				U.S.
				Treasury and
				Other U.S.		Assets
		Mortgage-		Government		held in
		backed	Corporate	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Investments	Account
			(dollars in thousands)
Balance at beginning of period	$735,379	$188,303	$432,401	$2,608	$21,494	$90,573
Total (losses) gains
Included in earnings	(15,890)	(6,296)	(11,044)	—	1,450	—
Included in other comprehensive loss	(28,057)	(6,777)	(19,681)	19	(1,618)	—
Purchases, issuances and settlements	(155,692)	(6,208)	(144,848)	(336)	(4,090)	(210)
Net transfer out of Level 3	(5,899)	(5,899)	—	—	—	—

Balance at end of the period	$529,841	$163,123	$256,828	$2,291	$17,236	$90,363

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at March 31, 2009 (1)	$(13,757)	$(10,590)	$(1,597)	$—	$(1,570)	$—

(1)	In the first quarter of 2009, net losses of $0.6 million and $13.2 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.
Note D — Segment Information

	Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands)
Revenues:
Group employee benefit products	$381,521	$348,081
Asset accumulation products	27,501	16,516
Other (1)	11,554	10,030

	420,576	374,627
Net realized investment losses	(21,999)	(6,436)

	$398,577	$368,191

Operating income:
Group employee benefit products	$58,835	$44,450
Asset accumulation products	8,038	4,051
Other (1)	(8,029)	(6,679)

	58,844	41,822
Net realized investment losses	(21,999)	(6,436)

	$36,845	$35,386

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note E — Comprehensive Income (Loss)
Total comprehensive income (loss) attributable to common shareholders is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, change in net periodic pension cost and the change in the loss on the cash flow hedge described in Note A. Total comprehensive income (loss) attributable to common shareholders was $40.6 million and $(47.2) million for the first three months of 2009 and 2008, respectively. Net unrealized losses on securities available for sale decreased $15.6 million in the first three months of 2009 and increased $68.6 million in the first three months of 2008. Net periodic pension cost increased $0.3 million and $11,000 in the first three months of 2009 and 2008, respectively. The net loss on the cash flow hedge decreased $0.2 million in the first three months of 2009 and 2008.
Note F — Stock-Based Compensation
The Company recognized stock-based compensation expenses of $2.4 million and $2.6 million in the first quarters of 2009 and 2008, respectively. The remaining unrecognized compensation expense related to unvested awards at March 31, 2009 was $21.5 million and the weighted average period of time over which this expense will be recognized is 3.1 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first quarter of 2009: expected volatility – 37.3%, expected dividends – 3.23%, expected lives of the options – 6.2 years, and the risk free rate – 2.00%. The following weighted average assumptions were used for the first quarter of 2008: expected volatility – 19.3%, expected dividends – 1.24%, expected lives of the options – 7.0 years, and the risk free rate – 3.2%.
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2009 and 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” in accordance with SAB No. 110 for options granted in 2009 and 2008, for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2009	4,092,954	$28.71
Granted	189,148	12.40
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	4,282,102	27.99	6.8	$373

Exercisable at March 31, 2009	1,873,342	$24.24	4.5	$173
The weighted average grant date fair value of options granted during the first quarters of 2009 and 2008 was $3.36 and $6.85, respectively. There were no cash proceeds from stock options exercised in the first quarters of 2009 and 2008. The total intrinsic value of options exercised during the first quarters of 2009 and 2008 was $0 and $3.7 million, respectively.
At March 31, 2009, 4,408,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $26.02, a weighted average contractual term of 6 years and no intrinsic value. Of such options, 3,208,250 options with a weighted average exercise price of $24.98, a weighted average contractual term of 5 years and no intrinsic value were exercisable at March 31, 2009.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$24,484	$21,144

Denominator:
Weighted average common shares outstanding	48,034	49,055
Effect of dilutive securities	89	1,098

Weighted average common shares outstanding, assuming dilution	48,123	50,153

Basic results per share of common stock:
Net income	$0.51	$0.43

Diluted results per share of common stock:
Net income	$0.51	$0.42

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted; in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for these products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and has recently achieved improved levels of new business production for these products. In addition, the Company is presently experiencing more competitive market conditions, particularly as to pricing, for its other group employee benefit products. These conditions, in addition to the downward pressure on employment and wage levels exerted by the current recession, may impact the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes. Also, during the third quarter of 2008, the Company acquired a block of existing SPDA and FPA policies from another insurer through an indemnity assumed reinsurance transaction with such insurer that resulted in the assumption by the Company of policyholder account balances in the amount of $135.0 million. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing through 2008 and into 2009, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility and dramatically widened credit spreads in numerous sectors. At the same time, the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income in 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds, whose present spreads have widened to historically high levels due to the market conditions discussed above. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $609.6 million at March 31, 2009 and $401.6 million at December 31, 2008.
These market conditions may persist or worsen in the future and may continue to result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, the Company has experienced substantial declines in the carrying values of certain portions of its investment portfolio, as well as significantly increased levels of realized investment losses from declines in market value relative to the amortized cost of certain securities that it determined to be other than temporary. In light of the aforementioned market conditions, losses of this type and magnitude may continue or increase in the future.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2008 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2008 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2008 Form 10-K, “Risk Factors”.
Results of Operations
Summary of Results. Net income was $24.5 million, or $0.51 per diluted share, in the first quarter of 2009 as compared to $21.1 million, or $0.42 per diluted share, in the first quarter of 2008. Net income in the first quarter of 2009 and 2008 included net realized investment losses, net of the related income tax benefit, of $14.3 million, or $0.30 per diluted share, and $4.2 million, or $0.09 per diluted share, respectively. Net income in the first quarter of 2009 as compared to the first quarter of 2008 benefited from growth in income from the Company’s core group employee benefit products and a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and was adversely impacted by an increased level of realized investment losses due to the adverse market conditions discussed above. See “Introduction”. Core group employee benefit products include disability, group life, excess workers’ compensation, travel accident and dental insurance. Premiums from these core group employee benefit products increased 4% in the first quarter of 2009. Net investment income in the first quarter of 2009, which increased 95% from the first quarter of 2008, reflects an increase in the tax equivalent weighted average annualized yield to 5.8% from 2.9%. Investment losses in the first quarters of 2009 and 2008 included losses, net of the related income tax benefit, of $11.4 million, or $0.24 per diluted share, and $4.0 million, or $0.08 per diluted share, respectively, due to other than temporary declines in the market values of certain fixed maturity securities and other investments.

Premium and Fee Income. Premium and fee income in the first quarter of 2009 was $357.7 million as compared to $342.3 million in the first quarter of 2008, an increase of 4%. Premiums from core group employee benefit products increased 4% to $337.6 million in the first quarter of 2009 from $324.3 million in the first quarter of 2008. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases, and new business production. Premiums from excess workers’ compensation insurance for self-insured employers were $67.8 million in the first quarter of 2009 as compared to $66.7 million in the first quarter of 2008. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 251% to $15.1 million in the first quarter of 2009 from $4.3 million in the first quarter of 2008. SNCC’s rates for its 2009 renewal policies declined modestly and SIRs on average are up modestly in 2009 new and renewal policies. SNCC’s retention of its existing customers remained strong in the first quarter of 2009.
Premiums from the Company’s other core group employee benefit products increased 5% to $269.8 million in the first quarter of 2009 from $257.6 million in the first quarter of 2008, primarily reflecting increases in premiums from the Company’s group life and group disability products and new business production. During the first quarter of 2009, premiums from the Company’s group life products increased 4% to $103.7 million from $99.5 million in the first quarter of 2008. During the first quarter of 2009, premiums from the Company’s group disability products increased 3% to $146.4 million from $141.6 million in the first quarter of 2008. Premiums from the Company’s turnkey disability business were $15.2 million in the first quarter of 2009 compared to $12.2 million in the first quarter of 2008. New business production for the Company’s other core group employee benefit products was $44.5 million and $61.1 million in the first quarter of 2009 and 2008, respectively. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals), which resulted in an 8.6% increase in production based on the number of cases sold as compared to the first quarter of 2008. The Company continued to implement price increases for certain existing disability and group life customers.
Non-core group employee benefit products include primary workers’ compensation, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from these products were $8.5 million and $8.3 million in the first quarters of 2009 and 2008, respectively.
Deposits from the Company’s asset accumulation products were $59.7 million in the first quarter of 2009 as compared to $52.2 million in the first quarter of 2008. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2009 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the first quarter of 2009 was $62.9 million as compared to $32.3 million in the first quarter of 2008, an increase of 95%. This increase reflects an increase in the tax equivalent weighted average annualized yield on invested assets to 5.8% in the first quarter of 2009 from 2.9% in the first quarter of 2008. The 2008 yield amount reflected adverse performance from investments whose changes in value were included in net investment income. The Company’s holdings of these types of investments in the first quarter of 2009 were substantially lower than in the first quarter of 2008 due to the investment portfolio repositioning effected by the Company. See “Introduction”. Average invested assets were $4,685.9 million and $4,895.7 million in the first quarters of 2009 and 2008, respectively.
Net Realized Investment Losses. Net realized investment losses were $22.0 million in the first quarter of 2009 compared to $6.4 million in the first quarter of 2008. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet, and if management judges the decline to be other than temporary, the decline is reported as a realized investment loss. Due to the adverse market conditions for financial assets described above, the Company recognized $17.6 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities and other investments in the first quarter of 2009 as compared to $6.2 million of such losses in the first quarter of 2008. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2009 and 2008, the Company recognized $4.4 million and $0.2 million, respectively, of net losses on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future, and such losses may be significant, particularly if the adverse financial market conditions described above persist or worsen. The extent of such losses will depend on, among other things, future developments in the global economy, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See the section in the 2008 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments”.
Benefits and Expenses. Policyholder benefits and expenses were $361.7 million in the first quarter of 2009 as compared to $332.8 million in the first quarter of 2008. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products increased to 93.2% in the first quarter of 2009 from 91.3% in the first quarter of 2008. The combined ratio in the first quarter of 2009 was adversely impacted by increased spending on new product development at SNCC. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effect of the first year bonus crediting rate on certain newly issued products, was 4.3% and 4.2% in the first quarters of 2009 and 2008, respectively.
Interest Expense. Interest expense was $7.2 million in the first quarter of 2009 as compared to $7.9 million in the first quarter of 2008, a decrease of $0.7 million. This decrease primarily resulted from the redemption of the redemption of the 2003 Junior Debentures in the third quarter of 2008.
Income Tax Expense. Income tax expense was $5.1 million in the first quarter of 2009 as compared to $6.4 million in the first quarter of 2008. The Company’s effective tax rate was 17.3% in the first quarter of 2009 compared to 23.2% in the first quarter of 2008. This change is primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets in the first quarter of 2009.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under its Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and a group of major banking institutions (the “Amended Credit Agreement”) and interest payments on the 2033 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The 2033 Senior Notes and the 2007 Junior Debentures contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and I to the Consolidated Financial Statements included in the 2008 Form 10-K.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $36.2 million of financial resources available at the holding company level at March 31, 2009, primarily comprised of investments in fixed maturity securities available for sale, short-term investments and investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. A substantial portion of these resources consists of investments having significantly limited liquidity. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $100.1 million during 2009, of which $1.8 million has been paid to the Company during the first three months of 2009. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.

In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of March 31, 2009, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At March 31, 2009, the Company had $222.0 million of outstanding borrowings and $128.0 million of borrowings remaining available under the Amended Credit Agreement.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. On December 31, 2008, the Company adopted FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires public entities to make additional disclosures about transfers of financial assets and their involvement with variable interest entities. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first quarter of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. At March 31, 2009 and 2008, reserves related to the funding agreements were $65.2 million and $100.2 million, respectively.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc., as underwriter. The proceeds to the Company from the offering were $50.7 million, net of related underwriting discounts, commissions and estimated expenses. The Company intends to use the proceeds from this offering for general corporate purposes.
On May 6, 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on June 3, 2009.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $4,784.9 million at March 31, 2009, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $243.0 million at March 31, 2009. At March 31, 2009, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities managed on the Company’s behalf by D.B. Zwirn & Co., L.P. was $155.9 million.
During the first three months of 2009, the market value of the Company’s investment portfolio, in relation to its amortized cost, increased by $13.6 million from year-end 2008, before related increases in the cost of business acquired of $10.4 million and a decrease in the federal income tax provision of $8.4 million. At March 31, 2009, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $98.9 million (of which $97.4 million was attributable to investment grade securities) and $636.1 million (of which $492.9 million was attributable to investment grade securities), respectively. During the first three months of 2009, the Company recognized pre-tax net investment losses of $22.0 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “AA” at March 31, 2009. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.

See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2008 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence, 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence and 30% of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence. In addition, the Company currently cedes through indemnity reinsurance up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. The Company also currently cedes through indemnity reinsurance risks in excess of $300,000 per individual and type of coverage for new and existing employer-paid group life insurance policies. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $91.2 million and $97.5 million in the first three months of 2009 and 2008, respectively. Net investing activities used $72.0 million and $139.7 million of cash during the first three months of 2009 and 2008, respectively, primarily for the purchase of securities. Financing activities provided $1.3 million of cash during the first three months of 2009, principally from deposits to policyholder accounts, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. During the first three months of 2008, financing activities provided $32.4 million of cash, principally from deposits to policyholder accounts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2008.
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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2008 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in the significant factors that may affect the Company’s business and operations as described in Part I, Item 1A of the 2008 Form 10-K, “Risk Factors.”
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

Date: May 11, 2009