Form 10-K/A
period 2008-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2009-07-30
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

TABLE OF CONTENTS

Item 6. Selected Financial Data
SIGNATURES
Explanatory Note
The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009 (the “2008 Form 10-K”), for the sole purpose of correcting calculation errors relating to certain of the diluted book value per share amounts set forth under the “Other Data” heading in the table contained in Part II, Item 6 (Selected Financial Data). These errors did not affect any financial information other than diluted book value per share. The remainder of Part II, as well as Parts I, III and IV, have not changed and can be found in the 2008 Form 10-K. This Form 10-K/A does not reflect events occurring after the 2008 Form 10-K, nor does it modify or update the disclosures and information contained in the 2008 Form 10-K in any way other than described in this Explanatory Note.

Item 6. Selected Financial Data
The selected financial data below should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars and shares in thousands, except per share data)
Income Statement Data(1):
Insurance premiums and fee income:
Core group employee benefit products	$1,310,007	$1,227,934	$1,081,671	$936,244	$784,990
Non-core group employee benefit products(2)	33,016	39,658	42,455	24,918	16,066
Asset accumulation products	1,918	2,666	3,438	3,220	3,335
Other	39,949	33,903	29,014	25,829	23,686

	1,384,890	1,304,161	1,156,578	990,211	828,077
Net investment income(3)	134,850	270,547	255,871	223,569	202,444
Net realized investment (losses) gains(4)	(88,177)	(1,897)	(858)	9,003	15,460
Loss on redemption of junior subordinated deferrable interest debentures (5)	(598)	(2,192)	—	—	—

Total revenue	1,430,965	1,570,619	1,411,591	1,222,783	1,045,981

Income from continuing operations (6)	36,683	164,512	145,003	126,684	121,400

Net income (6)	36,683	164,512	142,068	113,334	123,543

Basic Results Per Share(1) (6):
Income from continuing operations	$0.76	$3.27	$2.92	$2.58	$2.53
Net income	0.76	3.27	2.86	2.31	2.58
Weighted average shares outstanding	48,278	50,269	49,631	49,008	47,928

Diluted Results Per Share(1) (6):
Income from continuing operations	$0.75	$3.19	$2.85	$2.52	$2.46
Net income	0.75	3.19	2.79	2.25	2.50
Weighted average shares outstanding	48,963	51,579	50,939	50,267	49,412

Other Data:
Cash dividends paid per share(7)	$0.39	$0.35	$0.31	$0.24	$0.20
Diluted book value per share(8)	17.05	23.28	23.70	20.96	19.57

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance Sheet Data:
Total investments	$4,654,923	$4,987,868	$4,483,380	$3,912,604	$3,541,076
Total assets	5,953,873	6,094,810	5,670,475	5,276,170	4,829,467
Corporate debt	350,750	217,750	263,750	234,750	157,750
Junior subordinated debentures (9)	175,000	175,000	—	—	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	20,619	59,762	59,762	59,762
Shareholders’ equity (10)	820,579	1,141,390	1,174,808	1,033,039	939,848
Corporate debt to total capitalization ratio (11)	26.1%	14.0%	17.6%	17.7%	13.6%

(1)	During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired prior to the end of the third quarter of 2006; however, the Company remains liable for certain risks assumed under such contracts prior to their expiration. The Company has classified the operating results of this business as discontinued operations. See “Other Transactions” in Part I, Item 1 - Business and Note R to the Consolidated Financial Statements.

Net income includes (loss) income from discontinued operations, net of federal income tax (benefit) expense, as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
(Loss) income from discontinued operations, net of income tax (benefit) expense	$—	$—	$(2,935)	$(13,350)	$2,143
Basic per share amount	—	—	(0.06)	(0.27)	0.05
Diluted per share amount	—	—	(0.06)	(0.27)	0.04

(2)	Non-core group employee benefit products include LPTs, primary workers’ compensation insurance, bail bond insurance, workers’ compensation reinsurance and reinsurance facilities. Premiums from non-core group employee benefit products include premiums from LPTs, which are episodic in nature, of $3.3 million, $14.7 million, $20.9 million, $10.4 million and $5.3 million in 2008, 2007, 2006, 2005 and 2004, respectively. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1- Business.

(3)	Extraordinary volatility in the investment markets in 2008 resulted in a significant decrease in net investment income. See “Introduction” in Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	In 2008, 2007, 2006, 2005 and 2004, the Company recognized pre-tax losses of $78.6 million, $4.1 million, $4.2 million, $4.2 million and $3.9 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.

(5)	In the first quarter of 2007, the Company redeemed $36.0 million of junior subordinated deferrable interest debentures and recognized a pre-tax loss of $2.2 million in connection with this redemption. During the third quarter of 2008, the Company redeemed $20.6 million of floating rate junior subordinated deferrable interest debentures and recognized a pre-tax loss of $0.6 million in connection with this redemption.

(6)	During the second half of 2004, the Company’s income taxes payable was reduced by $6.6 million primarily from the favorable resolution of Internal Revenue Service (“IRS”) audits of the 1998 through 2002 tax years. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and the further refinement of existing tax exposures.

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

Item 15. Exhibits

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

Delphi Financial Group, Inc.
By:	/s/ ROBERT ROSENKRANZ
Chairman of the Board and
Chief Executive Officer

By:	/s/ THOMAS W. BURGHART
Thomas W. Burghart
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)

Date: July 30, 2009