Form 10-Q
period 2009-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2009-08-10
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, the Registrant had 44,556,797 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Premium and fee income	$352,445	$340,774	$710,166	$683,064
Net investment income	92,023	60,750	154,878	93,087
Net realized investment losses:
Total other than temporary impairment losses	(45,628)	(18,131)	(63,236)	(24,306)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	20,719	—	20,719	—

Net impairment losses recognized in earnings	(24,909)	(18,131)	(42,517)	(24,306)
Other net realized investment losses	(2,562)	(1,368)	(6,953)	(1,629)

	(27,471)	(19,499)	(49,470)	(25,935)

Total revenues	416,997	382,025	815,574	750,216

Benefits and expenses:
Benefits, claims and interest credited to policyholders	251,807	243,755	507,405	486,667
Commissions	22,456	20,853	45,160	42,120
Amortization of cost of business acquired	26,184	20,222	49,477	36,645
Other operating expenses	60,622	53,608	120,759	105,811

	361,069	338,438	722,801	671,243

Operating income	55,928	43,587	92,773	78,973

Interest expense:
Corporate debt	3,876	4,289	7,861	8,513
Junior subordinated debentures	3,241	3,246	6,481	6,486
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	—	353	—	757

	7,117	7,888	14,342	15,756

Income before income tax expense	48,811	35,699	78,431	63,217

Income tax expense	11,804	8,824	16,940	15,198

Net income	$37,007	$26,875	$61,491	$48,019

Basic results per share of common stock:
Net income	$0.74	$0.56	$1.25	$0.99

Diluted results per share of common stock:
Net income	$0.74	$0.55	$1.25	$0.97

Dividends paid per share of common stock	$0.10	$0.10	$0.20	$0.19
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30,	December 31,
	2009	2008
Assets:
Investments:
Fixed maturity securities, available for sale	$4,037,088	$3,773,382
Short-term investments	626,774	401,620
Other investments	542,965	479,921

	5,206,827	4,654,923
Cash	79,194	63,837
Cost of business acquired	241,055	264,777
Reinsurance receivables	375,871	376,731
Goodwill	93,929	93,929
Other assets	364,935	409,103
Assets held in separate account	100,189	90,573

Total assets	$6,462,000	$5,953,873

Liabilities and Equity:
Future policy benefits:
Life	$327,365	$300,567
Disability and accident	767,231	743,690
Unpaid claims and claim expenses:
Life	64,681	70,076
Disability and accident	415,971	398,671
Casualty	1,129,802	1,061,046
Policyholder account balances	1,435,319	1,356,932
Corporate debt	365,750	350,750
Junior subordinated debentures	175,000	175,000
Other liabilities and policyholder funds	624,473	581,954
Liabilities related to separate account	100,189	90,573

Total liabilities	5,405,781	5,129,259

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 52,195,142 and 48,946,432 shares issued, respectively	522	489
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued	60	60
Additional paid-in capital	582,219	522,596
Accumulated other comprehensive loss	(232,753)	(351,710)
Retained earnings	899,331	846,390
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,052,133	820,579
Noncontrolling interest	4,086	4,035

Total equity	1,056,219	824,614

Total liabilities and equity	$6,462,000	$5,953,873

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390	$30,181	$1,171,571

Net income	—	—	—	—	48,019	—	48,019	445	48,464
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(113,848)	—	—	(113,848)	(272)	(114,120)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392	—	392
Change in net periodic pension cost	—	—	—	24	—	—	24	—	24

Comprehensive loss							(65,413)		(65,240)
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	1,022	1,022
Exercise of stock options	2	—	5,145	—	—	—	5,147	—	5,147
Stock-based compensation	—	—	3,222	—	—	—	3,222	—	3,222
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)	—	(42,729)
Cash dividends	—	—	—	—	(9,022)	—	(9,022)	—	(9,022)

Balance, June 30, 2008	$489	$59	$518,109	$(155,929)	$867,113	$(197,246)	$1,032,595	$31,376	$1,063,971

Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—

Net income	—	—	—	—	61,491	—	61,491	115	61,606
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	132,393	—	—	132,393	—	132,393
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(12,038)	—	—	(12,038)	—	(12,038)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392	—	392
Change in net periodic pension cost	—	—	—	582	—	—	582	—	582

Comprehensive income							182,820	—	182,935
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(64)	(64)
Issuance of common stock	30	—	51,017	—	—	—	51,047	—	51,047
Exercise of stock options	3		4,014	—	—	—	4,017	—	4,017
Stock-based compensation	—	—	4,592	—	—	—	4,592	—	4,592
Cash dividends	—	—	—	—	(10,922)	—	(10,922)	—	(10,922)

Balance, June 30, 2009	$522	$60	$582,219	$(232,753)	$899,331	$(197,246)	$1,052,133	$4,086	$1,056,219

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$61,491	$48,019
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	137,172	108,256
Net change in reinsurance receivables and payables	(6,663)	16,881
Amortization, principally the cost of business acquired and investments	24,842	33,010
Deferred costs of business acquired	(64,079)	(60,481)
Net realized losses on investments	49,470	25,935
Net change in federal income tax liability	5,228	(24,913)
Other	(15,428)	15,866

Net cash provided by operating activities	192,033	162,573

Investing activities:
Purchases of investments and loans made	(668,972)	(706,313)
Sales of investments and receipts from repayment of loans	130,226	148,589
Maturities of investments	446,734	317,518
Net change in short-term investments	(225,154)	(39,683)
Change in deposit in separate account	4,845	3,430

Net cash used by investing activities	(312,321)	(276,459)

Financing activities:
Deposits to policyholder accounts	180,624	154,302
Withdrawals from policyholder accounts	(102,969)	(53,226)
Borrowings under revolving credit facility	17,000	58,000
Principal payments under revolving credit facility	(2,000)	(3,000)
Proceeds from issuance of common stock	51,017	—
Acquisition of treasury stock	—	(42,729)
Other financing activities	(8,027)	(7,157)

Net cash provided by financing activities	135,645	106,190

Increase (decrease) in cash	15,357	(7,696)
Cash at beginning of period	63,837	51,240

Cash at end of period	$79,194	$43,544

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the June 30, 2008 consolidated financial statements to conform to the June 30, 2009 presentation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto on Form 10-K/A (the “2008 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2008 Form 10-K.
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
In April 2009, the FASB issued Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies SFAS No. 141R with respect to the application issues relating to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP requires an acquirer to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, a contingency shall be recognized if information available before the end of the measurement period indicates that it is probable that an asset existed or liability had been incurred at the acquisition date and the amount there of can be reasonably estimated. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have any effect on the Company’s consolidated financial position or results of operations.
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
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements are primarily utilized to reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income of $1.8 million during the six months ended June 30, 2009 related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at June 30, 2009. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material currency forward contracts outstanding at June 30, 2009.
To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. The Company recognized $0.6 million of such loss into interest expense during the first half of 2009 and 2008. The net loss on the treasury rate lock agreement included in accumulated other comprehensive loss was $3.1 million (net of an income tax benefit of $1.6 million) at June 30, 2009.
Earnings Per Share. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings under SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 provides guidance for the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial position or results of operations.
Fair Value Measurements. Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is a disclosure standard and as such had no impact on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
Effective April 1, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances indicating that a transaction is not orderly. Under this FSP, significant decreases in the volume and level of activity of an asset or liability in relation to normal market activity for the asset or liability require a company to further evaluate transactions or quoted prices and exercise significant judgment in arriving at the fair value. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial position or results of operations
Other Than Temporary Impairments. Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP applies to debt securities and requires companies to recognize in earnings only the credit component of an other than temporary impairment. The remainder of the impairment will continue to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also modifies the existing requirement for a company to assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. In lieu of this requirement, this FSP will only require a company to assert that it does not have the intent to sell the debt security and that it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. Upon its adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded an after-tax increase of $2.4 million in retained earnings and a decrease in the same amount in other comprehensive income to reclassify the non-credit related portion of previously recognized other than temporary impairments on fixed maturity securities held as of April 1, 2009.
Subsequent events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes principles for accounting and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires an entity to (a) recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (b) disclose the nature and financial effect of subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but must be disclosed to keep the financial statements from being misleading, and (c) evaluate subsequent events for recognition and disclosure through the date the financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for financial statements for interim and annual periods ending after June 15, 2009. Accordingly, the Company evaluated subsequent events for recognition and disclosure through the filing date of this Form 10-Q. The adoption of SFAS No. 165 did not have any effect on the Company’s consolidated financial position or results of operations.
Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, which amends SFAS No. 140 with the objective of improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about transfers of financial assets, the effects of a transfer of financial assets on its financial position, financial performance, and cash flows and a transferor’s continuing involvement in transferred financial assets. This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R) to variable interest entities that are qualifying special-purpose entities. SFAS No. 166 is effective for financial statements for interim and annual periods ending after November 15, 2009 and the transfers occurring on or after the effective date. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 166 will have on its consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which amends Interpretation 46(R) to require ongoing assessments of whether an enterprise is a primary beneficiary of a variable interest entity. SFAS No. 167 also changes the analyses required to determine whether an entity is a variable interest entity and whether an enterprise’s variable interest in an entity gives it a controlling financial interest and makes it the primary beneficiary of the variable interest entity. SFAS No. 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for financial statements for interim and annual periods ending after November 15, 2009. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 167 will have on its consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, with certain exceptions for nonpublic nongovernmental entities. Since SFAS No. 168 primarily identifies the sources of authoritative accounting principles that are generally accepted and does not modify any accounting principles, adoption of SFAS No. 168 is not expected to impact the Company’s consolidated financial position or results of operations.
Note B — Investments
At June 30, 2009, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $4,037.1 million and an amortized cost of $4,375.4 million. At December 31, 2008, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,773.4 million and an amortized cost of $4,322.0 million. Declines in market value relative to such securities’ amortized cost determined to be other than temporary pursuant to the Company’s methodology for such determinations, as further discussed below, are reflected as reductions in the amortized cost of such securities.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	June 30, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,385,132	$59,675	$(148,252)	$(22,169)	$1,274,386
Commercial mortgage-backed securities	39,881	—	(21,145)	—	18,736
Corporate securities	1,186,843	19,722	(94,358)	—	1,112,207
Collateralized debt obligations	224,091	—	(120,592)	—	103,499
U.S. Treasury and other U.S. Government guaranteed securities	100,732	4,058	(20)	—	104,770
U.S. Government-sponsored enterprise securities	6,753	531	—	—	7,284
Obligations of U.S. states, municipalities and political subdivisions	1,431,952	33,273	(49,019)	—	1,416,206

Total fixed maturity securities	$4,375,384	$117,259	$(433,386)	$(22,169)	$4,037,088

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	December 31, 2008
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
		(dollars in thousands)
Residential mortgage-backed securities	$1,367,041	$40,489	$(207,905)	$—	$1,199,625
Commercial mortgage-backed securities	44,190	—	(18,891)	—	25,299
Corporate securities	1,339,519	9,688	(183,995)	—	1,165,212
Collateralized debt obligations	227,229	—	(116,268)	—	110,961
U.S. Treasury and other U.S. Government guaranteed securities	51,826	5,905	—	—	57,731
U.S. Government-sponsored enterprise securities	22,031	3,147	—	—	25,178
Obligations of U.S. states, municipalities and political subdivisions	1,270,166	19,230	(100,020)	—	1,189,376

Total fixed maturity securities	$4,322,002	$78,459	$(627,079)	$—	$3,773,382

The amortized cost and fair value of fixed maturity securities available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,385,132	$1,274,386
Commercial mortgage-backed securities	39,881	18,736

Other fixed maturity securities:
One year or less	61,879	61,327
Greater than 1, up to 5 years	512,094	502,932
Greater than 5, up to 10 years	783,592	715,714
Greater than 10 years	1,592,806	1,463,993

Total	$4,375,384	$4,037,088

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Residential mortgage-backed securities	$261,929	$(66,089)	$262,179	$(104,332)	$524,108	$(170,421)
Commercial mortgage-backed securities	5,831	(1,190)	12,905	(19,955)	18,736	(21,145)
Corporate securities	138,821	(14,218)	450,601	(80,140)	589,422	(94,358)
Collateralized debt obligations	41,378	(27,650)	62,122	(92,942)	103,500	(120,592)
U.S. Treasury and other U.S. Government guaranteed securities	4,082	(20)	—	—	4,082	(20)
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	289,223	(7,064)	400,387	(41,955)	689,610	(49,019)

Total fixed maturity securities	$741,264	$(116,231)	$1,188,194	$(339,324)	$1,929,458	$(455,555)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Residential mortgage-backed securities	$415,738	$(140,542)	$151,971	$(67,363)	$567,709	$(207,905)
Commercial mortgage-backed securities	22,089	(9,819)	3,211	(9,072)	25,300	(18,891)
Corporate securities	505,595	(67,205)	256,980	(116,790)	762,575	(183,995)
Collateralized debt obligations	76,003	(62,854)	34,958	(53,414)	110,961	(116,268)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	520,492	(61,106)	164,817	(38,914)	685,309	(100,020)

Total fixed maturity securities	$1,539,917	$(341,526)	$611,937	$(285,553)	$2,151,854	$(627,079)

Net realized investment (losses) gains arose from the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Fixed maturity securities, available for sale	$(25,553)	$(11,245)	$(44,010)	$(17,195)
Other investments	(1,918)	(8,254)	(5,460)	(8,740)

	$(27,471)	$(19,499)	$(49,470)	$(25,935)

Proceeds from sales of fixed maturity securities during the first half of 2009 and 2008 were $317.9 million and $21.9 million, respectively. Gross gains of $13.7 million and gross losses of $(22.6) million were realized on the 2009 sales and gross gains of $2.3 million and gross losses of $(4.3) million were realized on the 2008 sales. Proceeds from sales of fixed maturity securities during the second quarters of 2009 and 2008 were $94.8 million and $16.5 million, respectively. Gross gains of $5.8 million and gross losses of $(8.5) million were realized on the 2009 sales and $1.5 million of gross gains and gross losses of $(2.8) million were realized on the 2008 sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. In the first half of 2009 and 2008 the net losses realized on fixed maturity securities also include provisions for the other than temporary declines in the values of certain fixed maturity securities of $(35.1) million and $(15.2) million, respectively. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. Under this methodology, management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment and recent changes in credit ratings of the issuer by nationally recognized rating agencies to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. Management also considers the length of time and extent to which the fair value of the investment is lower than its amortized cost and evaluates whether the Company intends to, or will more likely than not be required to, sell the investment before the anticipated recovery in the investment’s fair value. In addition, the Company evaluates loan to collateral value ratios, current levels of subordination and vintages of its residential and commercial mortgage-backed securities.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell or determines that it will more likely than not be required to sell the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security, determines that it is not more likely than not that it will not be required to do so, declines in the fair value that are considered in the judgment of management to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all other investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses.
During the first half of 2009, the Company recognized $41.1 million of after-tax other than temporary impairment losses, of which $27.6 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $13.5 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit.
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Balance at the beginning of period	$43,045	$—
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	14,870	57,915
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	1,505	1,505

Balance at the end of the period	$59,420	$59,420

The gross unrealized losses at June 30, 2009 are attributable to over thirteen hundred fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $10.7 million. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 66% of the aggregate gross unrealized losses at June 30, 2009, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At June 30, 2009, the Company held approximately $1,035.9 million of insured municipal fixed maturity securities, which represented approximately 20% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at June 30, 2009. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $678.7 million at June 30, 2009, the weighted average credit rating at such date by such organizations was also “AA”. Insurers of significant portions of the various municipal fixed maturity securities held by the Company at June 30, 2009 included National Public Finance Guarantee Corp. ($315.3 million), Financial Security Assurance Inc. ($164.3 million), Ambac Financial Group, Inc. ($126.1 million), and Financial Guaranty Insurance Company ($40.1 million). At June 30, 2009, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
Net investment income was attributable to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$77,222	$62,743	$147,706	$107,087
Mortgage loans	207	3,229	1,406	7,202
Short-term investments	74	1,981	322	5,124
Other	22,875	62	22,076	(10,835)

	100,378	68,015	171,510	108,578
Less: Investment expenses	(8,355)	(7,265)	(16,632)	(15,491)

	$92,023	$60,750	$154,878	$93,087

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
Level 1— Valuation is based upon quoted prices for identical assets or liabilities in active markets. Level 1 fair value is not subject to valuation adjustments or block discounts.
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
For these purposes, the Company determines the existence of an active market for an asset or liability based on its judgment as to whether transactions for the asset or liability occur in such market with sufficient frequency and volume to provide reliable pricing information. If the Company concludes that there has been a significant decrease in the volume and level of activity for an investment in relation to normal market activity for such investment, adjustments to transactions and quoted prices are made to estimate fair value.
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
Residential mortgage-backed securities and commercial mortgage-backed securities include U.S. agency securities and collateralized mortgage obligations. The Company uses various valuation techniques and pricing models to measure the fair value of these instruments, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. A portion of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using varying numbers of non-binding broker quotes or a discount rate adjustment technique based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. The Company uses recently executed transactions, market price quotations, benchmark yields and issuer spreads to arrive at the fair value of its investments in corporate securities and collateralized debt obligations. The majority of the corporate securities, other than securities acquired through private placements, are categorized in Level 2 of the fair value hierarchy. Collateralized debt obligations and private placement corporate securities are valued with cash flow models using yield curves, issuer-provided information and material events as key inputs. As these inputs are generally unobservable, collateralized debt obligations and private placement securities are categorized in Level 3 of the fair value hierarchy.
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
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Residential mortgage-backed securities	$1,274,386	$—	$1,094,030	$180,356
Commercial mortgage-backed securities	18,736	—	—	18,736
Corporate securities	1,112,207	—	980,462	131,745
Collateralized debt obligations	103,499	—	—	103,499
U.S. Treasury and other U.S. Government guaranteed securities	104,770	73,441	29,144	2,185
U.S. Government-sponsored enterprise securities	7,284	—	7,284	—
Obligations of U.S. states, municipalities and political subdivisions	1,416,206	—	1,416,206	—
Other investments	130,874	113,564	—	17,310
Assets held in separate account	100,189	—	—	100,189

Total	$4,268,151	$187,005	$3,527,126	$554,020

Liabilities:
Other liabilities	$57,437	$57,437	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended June 30, 2009
						U.S.
						Treasury and
		Residential	Commercial			Other U.S.		Assets
		Mortgage-	Mortgage-		Collateralized	Gov’t		held in
		backed	backed	Corporate	Debt	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Obligations	Securities	Investments	Account
				(dollars in thousands)
Balance at beginning of quarter	$529,841	$145,409	$17,714	$159,488	$97,340	$2,291	$17,236	$90,363
Total (losses) gains
Included in earnings	(15,895)	(15,624)	91	1,540	(1,905)	—	3	—
Included in other comprehensive income	33,717	17,497	1,053	6,864	8,234	(31)	100	—
Purchases, issuances and settlements	11,733	10,669	(122)	(8,366)	(170)	(75)	(29)	9,826
Net transfer (out of) in to Level 3	(5,376)	22,405	—	(27,781)	—	—	—	—

Balance at end of the period	$554,020	$180,356	$18,736	$131,745	$103,499	$2,185	$17,310	$100,189

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at June 30, 2009 (1)	$(15,830)	$(12,641)	$—	$—	$(3,176)	$—	$(13)	$—

(1)	In the second quarter of 2009, net losses of $13,000 and $15.8 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.

	Six Months Ended June 30, 2009
						U.S.
						Treasury and
		Residential	Commercial			Other U.S.		Assets
		Mortgage-	Mortgage-		Collateralized	Gov’t		held in
		backed	backed	Corporate	Debt	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Obligations	Securities	Investments	Account
				(dollars in thousands)
Balance at beginning of period	$735,379	$163,004	$25,299	$323,043	$109,358	$2,608	$21,494	$90,573
Total (losses) gains
Included in earnings	(31,785)	(22,318)	489	(10,511)	(898)	—	1,453	—
Included in other comprehensive income	5,660	14,027	(2,254)	505	(5,088)	(12)	(1,518)	—
Purchases, issuances and settlements	(143,959)	9,137	(4,798)	(153,511)	127	(411)	(4,119)	9,616
Net transfer (out of) in to Level 3	(11,275)	16,506	—	(27,781)	—	—	—	—

Balance at end of the period	$554,020	$180,356	$18,736	$131,745	$103,499	$2,185	$17,310	$100,189

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at June 30, 2009 (1)	$(29,587)	$(23,231)	$—	$(1,597)	$(3,176)	$—	$(1,583)	$—

(1)	In the first half of 2009, net losses of $0.6 million and $29.0 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.

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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Assets:
Short-term investments	626,774	626,774	401,620	401,620
Other investments	412,091	412,091	336,411	336,411
Liabilities:
Policyholder account balances	1,327,584	1,365,313	1,214,024	1,160,047
Corporate debt	365,750	327,340	350,750	289,168
Junior subordinated debentures	175,000	106,750	175,000	85,400
Advances from Federal Home Loan Bank	55,342	67,606	55,342	75,861
Liabilities related to separate account	100,189	100,189	90,573	90,573
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
Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $92.7 million and $125.1 million at June 30, 2009 and December 31, 2008, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays variable rates of interest on this debt, which are reflective of market conditions in effect from time to time. The fair values of the 8.00% Senior Notes due 2033 (“2033 Senior Notes”) and the junior subordinated debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Revenues:
Group employee benefit products	$396,536	$366,949	$778,057	$715,030
Asset accumulation products	35,464	23,384	62,965	39,900
Other (1)	12,468	11,191	24,022	21,221

	444,468	401,524	865,044	776,151
Net realized investment losses	(27,471)	(19,499)	(49,470)	(25,935)

	$416,997	$382,025	$815,574	$750,216

Operating income:
Group employee benefit products	$78,771	$63,342	$137,606	$107,792
Asset accumulation products	13,667	6,699	21,705	10,750
Other (1)	(9,039)	(6,955)	(17,068)	(13,634)

	83,399	63,086	142,243	104,908
Net realized investment losses	(27,471)	(19,499)	(49,470)	(25,935)

	$55,928	$43,587	$92,773	$78,973

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E — Comprehensive Income (Loss)
Total comprehensive income (loss) attributable to common shareholders is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income, the change in net periodic pension cost and the change in the loss on the cash flow hedge described in Note A. Total comprehensive income (loss) attributable to common shareholders was $182.8 million and $(65.4) million for the first six months of 2009 and 2008, respectively, and $142.3 million and $(18.2) million for the second quarters of 2009 and 2008, respectively. Net unrealized losses on securities available for sale decreased $118.0 million in the first six months of 2009 and $102.4 million in the second quarter of 2009.
Note F — Stock-Based Compensation
The Company recognized stock-based compensation expenses of $4.9 million and $5.3 million in the first six months of 2009 and 2008, respectively, of which $2.5 million and $2.7 million was recognized in the second quarter of 2009 and 2008, respectively. The remaining unrecognized compensation expense related to unvested awards at June 30, 2009 was $19.9 million and the weighted average period of time over which this expense will be recognized is 3.3 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first half of 2009: expected volatility — 39.3%, expected dividends — 2.8%, expected lives of the options — 6.1 years, and the risk free rate — 2.1%. The following weighted average assumptions were used for the first half of 2008: expected volatility — 19.2%, expected dividends — 1.3%, expected lives of the options — 6.9 years, and the risk free rate — 3.2%.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F — Stock-Based Compensation — (Continued)
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2009	4,092,954	$28.71
Granted	315,170	15.27
Exercised	(163,207)	13.52
Forfeited	(15,620)	31.19

Outstanding at June 30, 2009	4,229,297	28.29	6.9	$4,494

Exercisable at June 30, 2009	1,826,869	$25.75	4.7	$3,179
The weighted average grant date fair value of options granted during the first half of 2009 and 2008 was $4.78 and $6.75, respectively and during the second quarter of 2009 and 2008 was $6.91 and $5.49, respectively. The cash proceeds from stock options exercised in the first half of 2009 and 2008 were $2.2 million and $0.4 million, respectively. The total intrinsic value of options exercised during the first half of 2009 and 2008 was $1.1 million and $3.8 million, respectively.
At June 30, 2009, 4,408,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $26.02, a weighted average contractual term of 5.8 years and no intrinsic value. Of such options, 3,208,250 options with a weighted average exercise price of $24.84, a weighted average contractual term of 4.7 years and no intrinsic value were exercisable at June 30, 2009.
At the Company’s 2009 Annual Meeting of Stockholders held on May 5, 2009, a proposal to approve an employee option exchange program and related amendments to the Company’s employee stock plans was approved; however, the Company has not taken action to implement the option exchange program.
Note G — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(amounts in thousands, except per share data)
Numerator:
Net income	$37,007	$26,875	$61,491	$48,019

Denominator:
Weighted average common shares outstanding	50,148	48,146	49,091	48,600
Effect of dilutive securities	195	854	142	976

Weighted average common shares outstanding, assuming dilution	50,343	49,000	49,233	49,576

Basic results per share of common stock:
Net income	$0.74	$0.56	$1.25	$0.99

Diluted results per share of common stock:
Net income	$0.74	$0.55	$1.25	$0.97

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily disability, group life and excess workers’ compensation insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted, in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products; however, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for these products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and has achieved improved levels of new business production for these products in the current year. In addition, the Company is presently experiencing more competitive market conditions, particularly as to pricing, for its other group employee benefit products. These conditions, in addition to the downward pressure on employment and wage levels exerted by the current recession, are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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
The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing through 2008 and into 2009, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility and dramatically widened credit spreads in numerous sectors. At the same time, the overall level of risk-free interest rates declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income in 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds, whose present spreads have widened to historically high levels due to the market conditions discussed above. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $626.8 million at June 30, 2009 and $401.6 million at December 31, 2008.
The Company achieved improved levels of investment income in its repositioned investment portfolio in the second quarter of 2009, during which more favorable market conditions prevailed. However, these market conditions may worsen in the future and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. While the total carrying value of the Company’s portfolio increased $119.0 million during the first six months of 2009, the Company experienced substantial declines in the carrying values of certain portions of its investment portfolio in 2008, as well as significantly increased levels of realized investment losses from declines in market value relative to the amortized cost of certain securities that it determined to be other than temporary. In light of the aforementioned market conditions, losses of this type and magnitude may continue or increase in the future.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2008 as amended by Amendment No. 1 thereto on Form 10-K/A (the “2008 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2008 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2008 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2008 Form 10-K, “Risk Factors”.
Results of Operations
Six Months Ended June 30, 2009 Compared to
Six Months Ended June 30, 2008
Summary of Results. Net income was $61.5 million, or $1.25 per diluted share, in the first half of 2009 as compared to $48.0 million, or $0.97 per diluted share, in the first half of 2008. Net income in the first half of 2009 and 2008 included realized investment losses (net of the related income tax benefit) of $32.2 million, or $0.65 per diluted share, and $16.9 million, or $0.34 per diluted share, respectively. Net income in the first half of 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and was adversely impacted by an increased level of realized investment losses due to the adverse market conditions discussed above. See “Introduction”. Net investment income in the first half of 2009, which increased 66% from the first half of 2008, reflects an increase in the tax equivalent weighted average annualized yield to 6.9% from 4.2%. Realized investment losses in the first six months of 2009 and 2008 included losses, net of the related income tax benefit, of $27.6 million, or $0.56 per diluted share, and $15.8 million, or $0.32 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities and other investments.

Premium and Fee Income. Premium and fee income in the first half of 2009 was $710.2 million as compared to $683.1 million in the first half of 2008, an increase of 4%. Premiums from core group employee benefit products, which include disability, group life, excess workers’ compensation, travel accident and dental insurance, increased 3% to $668.5 million in the first half of 2009 from $648.3 million in the first half of 2008. Premiums from excess workers’ compensation insurance for self-insured employers were $136.8 million in the first half of 2009 as compared to $130.7 million in the first half of 2008, an increase of 5%. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 216% to $25.3 million in the first half of 2009 from $8.0 million in the first half of 2008. In its important July 2009 renewal season, the results of which are not reflected in the Company’s results for the first half of 2009, SNCC’s rates declined modestly and SIRs were on average up modestly on new and renewal policies. SNCC’s retention of its existing customers in the first half of 2009 remained strong.
Premiums from the Company’s other core group employee benefit products increased 3% to $531.7 million in the first half of 2009 from $517.6 million in the first half of 2008, primarily reflecting modest increases in premiums from the Company’s group life and group disability products and new business production. During the first half of 2009 and 2008, premiums from the Company’s group life products were $204.3 million and $201.0 million, respectively, and premiums from the Company’s group disability products were $287.2 million and $282.8 million, respectively. In the first half of 2009, premiums from the Company’s turnkey disability business increased 16% to $28.0 million from $24.1 million in the first half of 2008. New business production for the Company’s other core group employee benefit products was $88.3 million and $111.7 million in the first half of 2009 and 2008, respectively. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals), which resulted in a 3% increase in production based on the number of cases sold as compared to the first half of 2009. The Company continues to implement price increases for certain existing group disability and group life insurance customers.
Non-core group employee benefit products include workers’ compensation reinsurance, primary workers’ compensation, bail bond insurance and reinsurance facilities. Premiums from non-core group employee benefit products were $19.0 million in the first half of 2009 as compared to $14.8 million in the first half of 2008.
Deposits from the Company’s asset accumulation products were $174.7 million in the first half of 2009 as compared to $151.8 million in the first half of 2008. This increase in deposits is primarily due to the decrease in short-term interest rates, which has caused fixed annuity products to be an attractive alternative to competing investment products such as certificates of deposit. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2009 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the first half of 2009 was $154.9 million as compared to $93.1 million in the first half of 2008, an increase of 66%. This increase reflects an increase in the tax equivalent weighted average annualized yield on invested assets to 6.9% for the first half of 2009 from 4.2% for the first half of 2008, primarily attributable to the improved performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. Average invested assets were $4,799.3 million and $4,815.3 million in the first half of 2009 and 2008, respectively.
Net Realized Investment Losses. Net realized investment losses were $49.5 million in the first half of 2009 compared to $25.9 million in the first half of 2008. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. If management judges the decline to be other than temporary, the portion of the decline related to credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. Due to the adverse market conditions for financial assets described above, the Company recognized $63.2 million of losses in the first half of 2009 due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $42.5 million was recognized as credit-related realized investment losses and $20.7 million remained as a component of accumulated other comprehensive income. The Company recognized $24.3 million of realized losses due to other than temporary impairments in the first half of 2008. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2009 and 2008, the Company recognized $7.0 million and $1.6 million, respectively, of net losses on the sales of securities.

The Company may continue to recognize losses due to other than temporary declines in security market values in the future, particularly in light of the ongoing volatility in the financial markets, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the global economy, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2008 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”
Benefits and Expenses. Policyholder benefits and expenses were $722.8 million in the first half of 2009 as compared to $671.2 million in the first half of 2008. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.2% and 91.6% in the first half of 2009 and 2008, respectively. The increase in the combined ratio in the first half of 2009 resulted primarily from increased spending on new product development at SNCC. Amortization of cost of business acquired was accelerated by $1.2 million during the first half of 2009 primarily due to the increase in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products was 4.2% in the first half of 2009 and 2008.
Interest Expense. Interest expense was $14.3 million in the first half of 2009 as compared to $15.8 million in the first half of 2008, a decrease of $1.5 million. This decrease resulted primarily from the redemption of the 2003 Junior Debentures in the third quarter of 2008.
Income Tax Expense. Income tax expense was $16.9 million in the first half of 2009 as compared to $15.2 million in the first half of 2008 primarily due to the higher level of operating income. The Company’s effective tax rate decreased to 21.6% in the first half of 2009 from 24.0% in the first half of 2008 primarily due to the proportionately higher level of tax-exempt interest income earned on invested assets.
Three Months Ended June 30, 2009 Compared to
Three Months Ended June 30, 2008
Summary of Results. Net income was $37.0 million, or $0.74 per diluted share, for the second quarter of 2009 as compared to $26.9 million, or $0.55 per diluted share, for the second quarter of 2008. Net income in the second quarter of 2009 and 2008 included realized investment losses (net of the related income tax benefit) of $17.9 million, or $0.35 per diluted share, and $12.7 million, or $0.26 per diluted share, respectively. Net income in the second quarter of 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and was adversely impacted by realized investment losses due to the continuing effects of the adverse market conditions discussed above. See “Introduction”. Net investment income in the second quarter of 2009, which increased 51% from the second quarter of 2008, reflects an increase in the tax equivalent weighted average annualized yield to 7.9% from 5.4%. Investment losses in the second quarter of 2009 and 2008 included losses, net of the related income tax benefit, of $16.2 million, or $0.32 per diluted share, and $11.8 million, or $0.24 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities and other investments.
Premium and Fee Income. Premium and fee income for the second quarter of 2009 was $352.4 million as compared to $340.8 million for the second quarter of 2008, an increase of 3%. Premiums from core group employee benefit products increased 2% to $330.9 million in the second quarter of 2009 from $324.0 million in the second quarter of 2008. Premiums from excess workers’ compensation insurance for self-insured employers increased 8% to $69.0 million in the second quarter of 2009 from $64.1 million in the second quarter of 2008. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 176% to $10.2 million in the second quarter of 2009 from $3.7 million in the second quarter of 2008. SNCC’s rates increased modestly and SIRs on average are up 5% for second quarter 2009 new and renewal policies. SNCC’s retention of its existing customers in the second quarter of 2009 remained strong.

Premiums from the Company’s other core group employee benefit products were $261.9 million and $260.0 million in the second quarters of 2009 and 2008, respectively. During the second quarter of 2009 and 2008 premiums from the Company’s group life products were $100.7 million and $101.5 million, respectively, and premiums from the Company’s group disability products were $140.8 million and $141.1 million, respectively. Premiums from the Company’s turnkey disability business were $12.8 million during the second quarter of 2009 compared to $11.9 million during the second quarter of 2008. New business production for the Company’s other core group employee benefit products was $43.8 million and $50.6 million in the second quarters of 2009 and 2008, respectively. New business production includes only directly written business, and does not include premiums from the Company’s turnkey disability business. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers.
Deposits from the Company’s asset accumulation products increased 15% to $115.0 million in the second quarter of 2009 from $99.6 million in the second quarter of 2008. This increase in deposits is primarily attributable to the decrease in short-term interest rates, which has caused fixed annuity products to be an attractive alternative to other competing investment products such as certificates of deposit. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the second quarter of 2009 was $92.0 million as compared to $60.8 million in the second quarter of 2008, an increase of 51%. This increase reflects an increase in the tax equivalent weighted average annualized yield on invested assets to 7.9% for the second quarter of 2009 from 5.4% for the second quarter of 2008, primarily attributable to the improved performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. Average invested assets were $4,947.0 million and $4,771.9 million in the second quarters of 2009 and 2008, respectively.
Net Realized Investment Losses. Net realized investment losses were $27.5 million in the second quarter of 2009 compared to $19.5 million in the second quarter of 2008. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. If management judges the decline to be other than temporary, the portion of the decline related to credit losses is reported as a realized investment loss in the Company’s income statement and the remaining portion of the decline related to other factors continues to be included as a component of additional other comprehensive income or loss. Due to the adverse market condition for financial assets noted above, the Company recognized $45.6 million of losses in the second quarter of 2009 due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $24.9 million was recognized as realized investment losses related to credit losses and $20.7 million remained as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses. The Company recognized $18.1 million of realized losses due to other than temporary impairments in the second quarter of 2008. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2009 and 2008, the Company recognized $2.6 million and $1.4 million, respectively, of net losses on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future, and such losses may be significant. See “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Net Realized Investment Losses.”
Benefits and Expenses. Policyholder benefits and expenses were $361.1 million in the second quarter of 2009 as compared to $338.4 million in the second quarter of 2008. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.1% and 91.8% in the second quarters of 2009 and 2008, respectively. The increase in the combined ratio in the second quarter of 2009 primarily resulted from increased spending on new product development at SNCC. Amortization of cost of business acquired was accelerated (decelerated) by $1.2 million and $(1.1) million during the second quarters of 2009 and 2008, respectively, primarily due to fluctuations in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products was 4.2% and 4.3% in the second quarters of 2009 and 2008, respectively.

Interest Expense. Interest expense was $7.1 million in the second quarter of 2009 as compared to $7.9 million in the second quarter of 2008, a decrease of $0.8 million. This decrease primarily resulted from the redemption of the 2003 Junior Debentures in the third quarter of 2008.
Income Tax Expense. Income tax expense was $11.8 million in the second quarter of 2009 as compared to $8.8 million in the second quarter of 2008, primarily due to the increased level of operating income. The Company’s effective tax rates were 24.2% and 24.7% in the second quarters of 2009 and 2008, respectively.
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
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $66.1 million of financial resources available at the holding company level at June 30, 2009, primarily comprised of investments in fixed maturity securities available for sale, short-term investments and investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies; however, a substantial portion of these resources consists of investments having significantly limited liquidity. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $100.1 million during 2009, of which $1.8 million has been paid to the Company during the first six months of 2009. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ risk-based capital and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of June 30, 2009, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At June 30, 2009, the Company had $222.0 million of outstanding borrowings and $128.0 million of borrowings remaining available under the Amended Credit Agreement.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. On December 31, 2008, the Company adopted FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires public entities to make additional disclosures about transfers of financial assets and their involvement with variable interest entities. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first half of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. At June 30, 2009 and 2008, the reserves related to the funding agreements were $66.1 million and $101.1 million, respectively.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc., as underwriter. The proceeds to the Company from the offering were $50.7 million, net of related underwriting discounts, commissions and expenses. The Company intends to use the proceeds from this offering for general corporate purposes.
On August 5, 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share on the Company’s Class A Common Stock and Class B Common Stock, which will be paid on September 2, 2009.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $5,206.8 million at June 30, 2009, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $262.5 million at June 30, 2009. At June 30, 2009, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities (the “Portfolio”) formerly managed on the Company’s behalf by D.B. Zwirn & Co., L.P. (“Zwirn”) was $151.8 million. In connection with the assumption by Fortress Investment Group LLC of Zwirn’s investment management functions with respect to the investment funds formerly managed by Zwirn, the Company has terminated its investment management arrangements with Zwirn and entered into new investment management arrangements with Fortress relating to the Portfolio.
During the first six months of 2009, the market value of the Company’s investment portfolio, in relation to its amortized cost, increased by $219.8 million from year-end 2008, before related decreases in the cost of business acquired of $38.3 million and a decrease in the federal income tax provision of $63.5 million. At June 30, 2009, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $117.3 million (of which $108.5 million was attributable to investment grade securities) and $455.6 million (of which $296.0 million was attributable to investment grade securities), respectively. During the first six months of 2009, the Company recognized pre-tax net investment losses of $49.5 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “AA” at June 30, 2009. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2008 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence, 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence. Effective July 1, 2009, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 30% previously) of its excess workers’ compensation risks between $150.0 million and $200.0 million, per occurrence. In addition, effective July 1, 2009, the Company entered into a new reinsurance agreement under which it cedes 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million, per occurrence. The Company also currently cedes through indemnity reinsurance up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events.

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
Cash Flows. Operating activities increased cash by $192.0 million and $162.6 million in the first six months of 2009 and 2008, respectively. Net investing activities used $312.3 million and $276.5 million of cash during the first six months of 2009 and 2008, respectively, primarily for the purchase of securities. Financing activities provided $135.6 million of cash during the first half of 2009, principally from deposits to policyholder accounts and proceeds from the issuance of 3.0 million shares of its Class A Common Stock in a public offering, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. During the first half of 2008, financing activities provided $106.2 million of cash, principally from deposits to policyholder accounts.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2008 Form 10-K, “Risk Factors,” updates and supersedes the discussion contained therein under the heading “The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings”:
     The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings.
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of August 2009 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of August 2009 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the risk-based capital ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In June 2009, Moody’s revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. In April 2009, Fitch Ratings downgraded its current ratings relating to RSLIC and SNCC to A- (Good) from A (Good), the Company’s senior unsecured debt to BBB- from BBB and the Company’s 2007 Junior Debentures to BB+ from BBB. In December 2008, A.M. Best revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. In October 2008, Standard & Poor’s revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. The Company’s senior unsecured debt ratings as of August 2009 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB+, respectively. The ratings for the Company’s 2007 Junior Debentures as of August 2009 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB+, Ba1 and BBB-, respectively. The ratings for RSLIC’s funding agreements as of August 2009 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 5, 2009. The directors elected at the meeting will serve for a term ending on the date of the 2010 Annual Meeting of Stockholders. The directors elected at the meeting were Philip R. O’Connor, Robert Rosenkranz, Donald A. Sherman, Kevin R. Brine, Edward A. Fox, Steven A. Hirsh, Harold F. Ilg, James M. Litvack, James N. Meehan, Robert M. Smith, Jr. and Robert F. Wright. In accordance with the Company’s Restated Certificate of Incorporation, Mr. O’Connor’s election was acted upon by the holders of the Company’s Class A Common Stock, voting separately as a class.
The voting results for all matters at the meeting were as follows:
1)	Election of Directors

	VOTES
		Withhold
	For	Authority
Class A Director:
Philip R. O’Connor	30,852,063	6,904,146
Directors:
Robert Rosenkranz	73,987,032	4,875,142
Donald A. Sherman	73,863,280	4,998,894
Kevin R. Brine	74,811,353	4,050,821
Edward A. Fox	74,958,423	3,903,751
Steven A. Hirsh	74,814,249	4,047,925
Harold F. Ilg	73,866,027	4,996,147
James M. Litvack	74,807,034	4,055,140
James N. Meehan	68,330,748	10,531,426
Robert M. Smith, Jr.	73,865,224	4,996,950
Robert F. Wright	71,665,508	7,206,666
2)	All Other Matters — The proposal to re-approve Annual Incentive Compensation Plan received 67,444,975 votes for approval and 8,845,259 votes against approval, with 9,127 votes abstaining and 2,562,813 broker non-votes . The proposal to amend the 2003 Employee Long-Term Incentive and Share Award Plan to increase the number of authorized shares of Class A Common Stock available thereunder from 7,250,000 shares to 9,750,000 shares received 48,006,752 votes for approval and 28,287,997 votes against approval, with 4,611 votes abstaining and 2,562,814 broker non-votes. The proposal to approve an option exchange program and related amendments to the 2003 Employee Long-Term Incentive and Share Award Plan, Second Amended and Restated Employee Stock Option Plan and Second Amended and Restated Long-Term Performance-Based Incentive Plan received 45,561,485 votes for approval and 30,730,639 votes against approval, with 7,237 votes abstaining and 2,562,813 broker non-votes.
Item 6. Exhibits
11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 10, 2009