Form 10-Q
period 2009-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2009-11-09
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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
Yes ☐       No ☑
As of November 2, 2009, the Registrant had 48,161,591 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Premium and fee income	$342,610	$345,028	$1,052,776	$1,028,092
Net investment income	88,682	19,407	243,560	112,494
Net realized investment losses:
Total other than temporary impairment losses	(73,771)	(28,173)	(137,007)	(52,479)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	21,748	—	42,467	—

Net impairment losses recognized in earnings	(52,023)	(28,173)	(94,540)	(52,479)
Other net realized investment gains (losses)	1,564	(5,567)	(5,389)	(7,196)

	(50,459)	(33,740)	(99,929)	(59,675)

Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	—	(598)

Total revenues	380,833	330,097	1,196,407	1,080,313

Benefits and expenses:
Benefits, claims and interest credited to policyholders	240,956	244,042	748,361	730,709
Commissions	21,886	22,254	67,046	64,374
Amortization of cost of business acquired	26,740	21,814	76,217	58,459
Other operating expenses	61,054	55,756	181,813	161,567

	350,636	343,866	1,073,437	1,015,109

Operating income (loss)	30,197	(13,769)	122,970	65,204

Interest expense:
Corporate debt	3,806	4,427	11,667	12,940
Junior subordinated debentures	3,247	3,240	9,728	9,726
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	—	177	—	934

	7,053	7,844	21,395	23,600

Income (loss) before income tax expense (benefit)	23,144	(21,613)	101,575	41,604

Income tax expense (benefit)	2,321	(11,803)	19,261	3,395

Net income (loss)	$20,823	$(9,810)	$82,314	$38,209

Basic results per share of common stock:
Net income (loss)	$0.39	$(0.20)	$1.63	$0.79

Diluted results per share of common stock:
Net income (loss)	$0.39	$(0.20)	$1.63	$0.78

Dividends paid per share of common stock	$0.10	$0.10	$0.30	$0.29
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2009	2008
Assets:
Investments:
Fixed maturity securities, available for sale	$4,608,184	$3,773,382
Short-term investments	572,802	401,620
Other investments	542,047	479,921

	5,723,033	4,654,923
Cash	82,269	63,837
Cost of business acquired	244,930	264,777
Reinsurance receivables	378,277	376,731
Goodwill	93,929	93,929
Other assets	320,428	409,103
Assets held in separate account	109,016	90,573

Total assets	$6,951,882	$5,953,873

Liabilities and Equity:
Future policy benefits:
Life	$346,716	$300,567
Disability and accident	775,320	743,690
Unpaid claims and claim expenses:
Life	64,110	70,076
Disability and accident	426,802	398,671
Casualty	1,158,937	1,061,046
Policyholder account balances	1,452,332	1,356,932
Corporate debt	365,750	350,750
Junior subordinated debentures	175,000	175,000
Other liabilities and policyholder funds	740,539	581,954
Liabilities related to separate account	109,016	90,573

Total liabilities	5,614,522	5,129,259

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 55,922,807 and 48,946,432 shares issued, respectively	559	489
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued	60	60
Additional paid-in capital	659,683	522,596
Accumulated other comprehensive loss	(46,303)	(351,710)
Retained earnings	916,309	846,390
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,333,062	820,579
Noncontrolling interest	4,298	4,035

Total equity	1,337,360	824,614

Total liabilities and equity	$6,951,882	$5,953,873

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390	$30,181	$1,171,571

Net income	—	—	—	—	38,209	—	38,209	1,697	39,906
Other comprehensive loss:
Increase in net unrealized depreciation on investments	—	—	—	(246,781)	—	—	(246,781)	(1,032)	(247,813)
Decrease in net loss on cash flow hedge	—	—	—	589	—	—	589	—	589
Change in net periodic pension cost	—	—	—	35	—	—	35	—	35

Comprehensive loss							(207,948)	665	(207,283)
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(491)	(491)
Exercise of stock options	2	1	7,197	—	—	—	7,200	—	7,200
Stock-based compensation	—	—	4,880	—	—	—	4,880	—	4,880
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)	—	(42,729)
Cash dividends	—	—	—	—	(13,716)	—	(13,716)	—	(13,716)

Balance, September 30, 2008	$489	$60	$521,819	$(288,654)	$852,609	$(197,246)	$889,077`	$30,355	$919,432

Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—

Net income	—	—	—	—	82,314	—	82,314	226	82,540
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	325,660	—	—	325,660	—	325,660
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(19,343)	—	—	(19,343)	—	(19,343)
Decrease in net loss on cash flow hedge	—	—	—	589	—	—	589	—	589
Change in net periodic pension cost	—	—	—	873	—	—	873	—	873

Comprehensive income	—	—	—		—	—	390,093	226	390,319
Net contribution from noncontrolling interest	—	—	—	—	—	—	—	37	37
Issuance of common stock	65	—	121,056	—	—	—	121,121	—	121,121
Exercise of stock options	5	—	9,189	—	—	—	9,194	—	9,194
Stock-based compensation	—	—	6,842	—	—	—	6,842	—	6,842
Cash dividends	—	—	—	—	(14,767)		(14,767)	—	(14,767)

Balance, September 30, 2009	$559	$60	$659,683	$(46,303)	$916,309	$(197,246)	$1,333,062	$4,298	$1,337,360

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$82,314	$38,209
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	225,538	194,967
Net change in reinsurance receivables and payables	(4,613)	18,901
Amortization, principally the cost of business acquired and investments	38,295	46,601
Deferred costs of business acquired	(97,936)	(94,043)
Net realized losses on investments	99,929	59,675
Net change in federal income tax liability	6,632	(53,654)
Other	(14,101)	(56,828)

Net cash provided by operating activities	336,058	267,484

Investing activities:
Purchases of investments and loans made	(1,206,214)	(1,012,307)
Sales of investments and receipts from repayment of loans	177,957	348,569
Maturities of investments	637,166	311,840
Net change in short-term investments	(171,162)	(158,961)
Change in deposit in separate account	4,845	10,547

Net cash used by investing activities	(557,408)	(500,312)

Financing activities:
Deposits to policyholder accounts	242,614	335,082
Withdrawals from policyholder accounts	(131,337)	(83,382)
Borrowings under revolving credit facility	17,000	79,000
Principal payments under revolving credit facility	(2,000)	(6,000)
Redemption of junior subordinated deferrable interest debentures	—	(20,619)
Proceeds from the issuance of common stock	121,121	—
Acquisition of treasury stock	—	(42,729)
Cash dividends paid on common stock	(14,767)	(13,715)
Other financing activities	7,151	3,200

Net cash provided by financing activities	239,782	250,837

Increase in cash	18,432	18,009
Cash at beginning of period	63,837	51,240

Cash at end of period	$82,269	$69,249

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the September 30, 2008 consolidated financial statements to conform to the September 30, 2009 presentation. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto on Form 10-K/A (the “2008 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2008 Form 10-K.
Accounting Changes
Basis of Accounting. In June 2009, the Financial Accounting Standards Board (“FASB”) adopted the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB for application by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for the SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, with certain exceptions for nonpublic nongovernmental entities. Since the Codification primarily identifies the sources of authoritative accounting principles that are generally accepted and does not modify any accounting principles, its adoption did not have a material effect on the Company’s consolidated financial position or results of operations.
Business Combinations. As of January 1, 2009, the Company adopted new guidance issued by the FASB on business combinations. This new guidance establishes principles and requirements for how the acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with specified limited exceptions. The new guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Assets and liabilities arising from a business combination having an earlier acquisition date are not to be adjusted upon the effectiveness of this statement. The adoption of the new guidance did not have any effect on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued new guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance addresses application issues relating to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Acquirers are now required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, a contingency shall be recognized if information available before the end of the measurement period indicates that it is probable that an asset existed or liability had been incurred at the acquisition date and the amount thereof can be reasonably estimated. The new guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the new guidance did not have any effect on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
Noncontrolling Interests. As of January 1, 2009, the Company adopted new guidance issued by the FASB on noncontrolling interests. This new guidance prescribes the accounting for and the financial reporting of a noncontrolling interest in a company’s subsidiary, which is the portion of the equity (residual interest) in the subsidiary attributable to owners thereof other than the parent and the parent’s affiliates. The new guidance requires that a noncontrolling interest in a consolidated subsidiary be presented in a consolidated statement of financial position as a separate component of equity and that changes in ownership interests in a consolidated subsidiary that does not result in a loss of control be recorded as an equity transaction with no gain or loss recognized. For a change in the ownership interests in a consolidated subsidiary that results in a loss of control or a deconsolidation, a gain or loss is recognized in the amount of the difference between the proceeds of that sale and the carrying amount of the interest sold. In the case of a deconsolidation, the new guidance requires the establishment of a new fair value basis for the remaining noncontrolling ownership interest, with a gain or loss recognized for the difference between that new basis and the historical cost basis of the remaining ownership interest. Upon adoption, the amounts of consolidated net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest must be presented separately on the face of the consolidated financial statements. A detailed reconciliation of the changes in the equity of a noncontrolling interest during the period is also required. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Derivative Instruments. As of January 1, 2009, the Company adopted new guidance issued by the FASB concerning disclosures about derivative instruments and hedging activities. This new guidance requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk-related contingent features in derivative instruments. The adoption of the new guidance did not have any effect on the Company’s consolidated financial position or results of operations.
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements are primarily utilized to reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income of $1.6 million during the nine months ended September 30, 2009 related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at September 30, 2009. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material currency forward contracts outstanding at September 30, 2009.
To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge; accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. The Company recognized $0.9 million of such loss into interest expense during the first nine months of 2009 and 2008. The net loss on the treasury rate lock agreement included in accumulated other comprehensive loss was $2.9 million (net of an income tax benefit of $1.6 million) at September 30, 2009.
Earnings Per Share. As of January 1, 2009, the Company adopted new guidance issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether unvested instruments granted in share-based payment transactions are participating

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
securities which must be included in the earnings allocation in computing earnings per share. The new guidance provides guidance for the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Fair Value Measurements. Effective April 1, 2009, the Company adopted new guidance issued by the FASB on interim disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Effective April 1, 2009, the Company adopted new guidance issued by the FASB on determining fair value which provides additional guidance for estimating fair value of financial instruments when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances indicating that a transaction is not orderly, and indicates that significant decreases in the volume and level of activity of an asset or liability in relation to normal market activity for the asset or liability require a company to further evaluate transactions or quoted prices and exercise significant judgment in arriving at the fair value. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations
Other Than Temporary Impairments. Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of other than temporary impairments. Under this new guidance, which applies only to debt securities, companies are required to recognize in earnings only the credit component of an other than temporary impairment. The remainder of the impairment will continue to be recognized in other comprehensive income. The new guidance also modifies the existing requirement for a company to assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. In lieu of this requirement, a company is only required to assert that it does not have the intent to sell the debt security and that it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. Upon its adoption of the new guidance, the Company recorded an after-tax increase of $2.4 million in retained earnings and a decrease in the same amount in other comprehensive income to reclassify the non-credit related portion of previously recognized other than temporary impairments on fixed maturity securities held as of April 1, 2009.
Subsequent events. In May 2009, the FASB issued new guidance on subsequent events. This new guidance establishes principles for accounting and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires an entity to (a) recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (b) disclose the nature and financial effect of subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but must be disclosed to keep the financial statements from being misleading, and (c) evaluate subsequent events for recognition and disclosure through the date the financial statements are issued or are available to be issued. The new guidance also requires entities to disclose the date through which subsequent events have been evaluated. The new guidance is effective for financial statements for interim and annual periods ending after June 15, 2009. Accordingly, the Company evaluated subsequent events for recognition and disclosure through the filing date of this Form 10-Q. The adoption of this new guidance did not have any effect on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A — Significant Accounting Policies — (Continued)
Recently Issued Accounting Standards
In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. This new guidance aims to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about transfers of financial assets, the effects of a transfer of financial assets on its financial position, financial performance, and cash flows and a transferor’s continuing involvement in transferred financial assets. This new guidance removes the concept of a qualifying special-purpose entity from the existing guidance and removes the exception from applying applicable consolidation guidance to variable interest entities that were considered qualifying special-purpose entities. The new guidance is effective for financial statements for interim and annual periods ending after November 15, 2009 and the transfers occurring on or after the effective date. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 166 will have on its consolidated financial position and results of operations.
In June 2009, the FASB issued new guidance on the accounting for variable interest entities (“VIEs”). This new guidance requires ongoing assessments of whether an enterprise is a primary beneficiary of a VIE and replaces the quantitative approach to identifying variable interest entities and determining a variable interest entity’s primary beneficiary with a qualitative method. The qualitative method is based on an enterprise’s (a) power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) obligation to absorb losses or right to receive benefits that could be potentially material to the VIE. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The new guidance is effective for financial statements for interim and annual periods ending after November 15, 2009. The Company has not yet determined the impact, if any, that the adoption of the new guidance will have on its consolidated financial position and results of operations.
In August 2009, the FASB issued guidance clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of a liability using techniques such as referring to the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities, the quoted price of similar liabilities when traded as assets or a present value technique. The fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The new guidance is effective for financial statements for interim and annual periods beginning after August 26, 2009, with early adoption permitted under certain conditions. The Company has not yet determined the impact, if any, that the adoption of the new guidance will have on its consolidated financial position and results of operations.
In September 2009, the FASB issued guidance on determining fair value for investments in certain entities that calculate net asset value per share or its equivalent. This new guidance permits the fair value of an investment in such an entity to be measured on the basis of the entity’s reported net asset value per share if the net asset value is calculated in a manner consistent with the measurement principles of GAAP for investment companies and requires enhanced disclosures about the nature and risks of investments in such entities. The standard is effective for interim and annual periods ending after December 15, 2009. The Company has not yet determined the impact, if any, that the adoption of the new guidance will have on its consolidated financial position and results of operations.
Note B — Investments
At September 30, 2009, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $4,608.2 million and an amortized cost of $4,666.8 million. At December 31, 2008, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $3,773.4 million and an amortized cost of $4,322.0 million. Declines in market value relative to such securities’ amortized cost determined to be other than temporary pursuant to the Company’s methodology for such determinations, as further discussed below, are reflected as reductions in the amortized cost of such securities.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	September 30, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,493,735	$88,050	$(86,710)	$(31,048)	$1,464,027
Commercial mortgage-backed securities	34,962	164	(6,656)	(785)	27,685
Corporate securities	1,244,356	49,595	(40,421)	—	1,253,530
Collateralized debt obligations	220,587	384	(100,130)	(1,573)	119,268
U.S. Treasury and other U.S. Government guaranteed securities	100,107	5,875	—	—	105,982
U.S. Government-sponsored enterprise securities	6,752	599	—	—	7,351
Obligations of U.S. states, municipalities and political subdivisions	1,566,295	75,085	(11,039)	—	1,630,341

Total fixed maturity securities	$4,666,794	$219,752	$(244,956)	$(33,406)	$4,608,184

	December 31, 2008
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,367,041	$40,489	$(207,905)	$—	$1,199,625
Commercial mortgage-backed securities	44,190	—	(18,891)	—	25,299
Corporate securities	1,339,519	9,688	(183,995)	—	1,165,212
Collateralized debt obligations	227,229	—	(116,268)	—	110,961
U.S. Treasury and other U.S. Government guaranteed securities	51,826	5,905	—	—	57,731
U.S. Government-sponsored enterprise securities	22,031	3,147	—	—	25,178
Obligations of U.S. states, municipalities and political subdivisions	1,270,166	19,230	(100,020)	—	1,189,376

Total fixed maturity securities	$4,322,002	$78,459	$(627,079)	$—	$3,773,382

The amortized cost and fair value of fixed maturity securities available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,493,735	$1,464,027
Commercial mortgage-backed securities	34,962	27,685

Other fixed maturity securities:
One year or less	57,017	57,097
Greater than 1, up to 5 years	493,228	495,930
Greater than 5, up to 10 years	851,477	830,221
Greater than 10 years	1,736,375	1,733,224

Total	$4,666,794	$4,608,184

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Residential mortgage-backed securities	$36,605	$(139)	$446,865	$(117,619)	$483,470	$(117,758)
Commercial mortgage-backed securities	—	—	24,111	(7,441)	24,111	(7,441)
Corporate securities	20,419	(180)	313,002	(40,241)	333,421	(40,421)
Collateralized debt obligations	—	—	112,854	(101,703)	112,854	(101,703)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	37,128	(196)	142,204	(10,843)	179,332	(11,039)

Total fixed maturity securities	$94,152	$(515)	$1,039,036	$(277,847)	$1,133,188	$(278,362)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Residential mortgage-backed securities	$415,738	$(140,542)	$151,971	$(67,363)	$567,709	$(207,905)
Commercial mortgage-backed securities	22,089	(9,819)	3,211	(9,072)	25,300	(18,891)
Corporate securities	505,595	(67,205)	256,980	(116,790)	762,575	(183,995)
Collateralized debt obligations	76,003	(62,854)	34,958	(53,414)	110,961	(116,268)
U.S. Treasury and other U.S. Government guaranteed securities	—	—	—	—	—	—
U.S. Government-sponsored enterprise securities	—	—	—	—	—	—
Obligations of U.S. states, municipalities & political subdivisions	520,492	(61,106)	164,817	(38,914)	685,309	(100,020)

Total fixed maturity securities	$1,539,917	$(341,526)	$611,937	$(285,553)	$2,151,854	$(627,079)

Net realized investment losses arose from the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Fixed maturity securities, available for sale	$(41,918)	$(31,444)	$(85,929)	$(48,639)
Other investments	(8,541)	(2,296)	(14,000)	(11,036)

	$(50,459)	$(33,740)	$(99,929)	$(59,675)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
Proceeds from sales of fixed maturity securities during the first nine months of 2009 and 2008 were $394.2 million and $196.8 million, respectively. Gross gains of $17.4 million and gross losses of $(25.6) million were realized on the 2009 sales and gross gains of $2.6 million and gross losses of $(9.9) million were realized on the 2008 sales. Proceeds from sales of fixed maturity securities during the third quarters of 2009 and 2008 were $76.2 million and $90.7 million, respectively. Gross gains of $3.7 million and gross losses of $(3.1) million were realized on sales during the third quarter of 2009 and gross gains of $0.4 million and gross losses of $(5.6) million were realized on sales during the third quarter of 2008. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. In the first nine months of 2009 and 2008 the net losses realized on fixed maturity securities also include provisions for the other than temporary declines in the values of certain fixed maturity securities of $(77.7) million and $(41.4) million, respectively. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
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
If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell or determines that it will more likely than not be required to sell the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will not be required to do so, declines in the fair value that are considered in the judgment of management to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all other investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses.
During the first nine months of 2009, the Company recognized $89.1 million of after-tax other than temporary impairment losses, of which $61.5 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $27.6 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Balance at the beginning of period	$59,420	$—
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	17,775	77,384
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	2,332	2,143
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(9,454)	(9,454)

Balance at the end of the period	$70,073	$70,073

The gross unrealized losses at September 30, 2009 are attributable to over eight hundred fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $6.1 million. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 51% of the aggregate gross unrealized losses at September 30, 2009, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At September 30, 2009, the Company held approximately $1,145.6 million of insured municipal fixed maturity securities, which represented approximately 20% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at September 30, 2009. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $817.2 million at September 30, 2009, the weighted average credit rating at such date by such organizations was also “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at September 30, 2009 included National Public Finance Guarantee Corp. ($322.9 million), Financial Security Assurance Inc. ($171.2 million), Ambac Financial Group, Inc. ($146.1 million), and Financial Guaranty Insurance Company ($40.9 million). At September 30, 2009, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
Net investment income was attributable to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$77,648	$35,476	$225,354	$142,526
Mortgage loans	1,121	3,072	2,527	10,274
Short-term investments	26	1,953	348	7,114
Other	16,510	(14,042)	38,586	(24,877)

	95,305	26,459	266,815	135,037
Less: Investment expenses	(6,623)	(7,052)	(23,255)	(22,543)

	$88,682	$19,407	$243,560	$112,494

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements
The Company measures its assets and liabilities recorded at fair value in the consolidated balance sheet based on the framework set forth in the GAAP fair value accounting guidance. This framework establishes a fair value hierarchy of three levels based upon the transparency and availability of information used in measuring the fair value of assets or liabilities as of the measurement date. The levels are categorized as follows:
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
The Company’s investments in fixed maturity securities available for sale, equity securities available for sale, trading account securities, assets held in the separate account and securities sold, not yet purchased are carried at fair value. The methodologies and valuation techniques used by the Company to value its assets and liabilities measured at fair value are described below.
Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, and obligations of U.S. states, municipalities and political subdivisions. The market liquidity of each security is taken into consideration in the valuation technique used to value such security. For securities where market transactions involving identical or comparable assets generate sufficient relevant information, the Company employs a market approach to valuation. If sufficient information is not generated from market transactions involving identical or comparable assets, the Company uses an income approach to valuation. The majority of the instruments included in fixed maturity securities available for sale are valued utilizing observable inputs; accordingly, they are categorized in either Level 1 or Level 2 of the fair value hierarchy described above. However, in instances where significant inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Residential mortgage-backed securities	$1,464,027	$761	$1,303,745	$159,521
Commercial mortgage-backed securities	27,685	—	—	27,685
Corporate securities	1,253,530	2,958	1,131,255	119,317
Collateralized debt obligations	119,268	—	—	119,268
U.S. Treasury and other U.S. Government guaranteed securities	105,982	74,135	29,110	2,737
U.S. Government-sponsored enterprise securities	7,351	—	7,351	—
Obligations of U.S. states, municipalities and political subdivisions	1,630,341	—	1,630,341	—
Other investments	128,041	111,574	—	16,467
Assets held in separate account	109,016	—	—	109,016

Total	$4,845,241	$189,428	$4,101,802	$554,011

Liabilities:
Other liabilities	$58,695	$58,695	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30, 2009
						U.S.
						Treasury and
		Residential	Commercial			Other U.S.		Assets
		Mortgage-	Mortgage-		Collateralized	Gov’t		held in
		backed	backed	Corporate	Debt	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Obligations	Securities	Investments	Account
				(dollars in thousands)
Balance at beginning of quarter	$554,020	$180,356	$18,736	$131,745	$103,499	$2,185	$17,310	$100,189
Total (losses) gains
Included in earnings	(29,829)	(1,077)	(4,794)	(19,917)	(3,095)	—	(946)	—
Included in other comprehensive income	37,839	1,764	13,868	2,740	19,273	59	135	—
Purchases, issuances and settlements	26,326	10,307	(125)	7,265	(409)	493	(32)	8,827
Net transfer (out of) in to Level 3	(34,345)	(31,829)	—	(2,516)	—	—	—	—

Balance at end of the period	$554,011	$159,521	$27,685	$119,317	$119,268	$2,737	$16,467	$109,016

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at September 30, 2009 (1)	$(38,893)	$(8,826)	$(4,887)	$(19,933)	$(4,295)	$—	$(952)	$—

(1)	In the third quarter of 2009, net losses of $0.5 million and $38.4 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)

	Nine months Ended September 30, 2009
						U.S.
						Treasury and
		Residential	Commercial			Other U.S.		Assets
		Mortgage-	Mortgage-		Collateralized	Gov’t		held in
		backed	backed	Corporate	Debt	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Obligations	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of period	$735,379	$163,004	$25,299	$323,043	$109,358	$2,608	$21,494	$90,573
Total (losses) gains
Included in earnings	(61,614)	(23,395)	(4,305)	(30,428)	(3,993)	—	507	—
Included in other comprehensive income	43,499	15,791	11,614	3,245	14,185	47	(1,383)	—
Purchases, issuances and settlements	(117,633)	19,444	(4,923)	(146,246)	(282)	82	(4,151)	18,443
Net transfer (out of) in to Level 3	(45,620)	(15,323)	—	(30,297)	—	—	—	—

Balance at end of the period	$554,011	$159,521	$27,685	$119,317	$119,268	$2,737	$16,467	$109,016

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at September 30, 2009 (1)	$(68,480)	$(32,057)	$(4,887)	$(21,530)	$(7,471)	$—	$(2,535)	$—

(1)	In the first nine months of 2009, net losses of $1.1 million and $67.4 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.
The carrying value and estimated fair value of certain of the Company’s financial instruments which are not recorded at fair value on the consolidated balance sheets are shown below, excluding financial instruments measured at fair value in the consolidated balance sheets on a recurring basis. Because fair values for all balance sheet items are not included, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Assets:
Short-term investments	572,802	572,802	401,620	401,620
Other investments	414,006	414,006	336,411	336,411

Liabilities:
Policyholder account balances	1,348,748	1,504,396	1,214,024	1,160,047
Corporate debt	365,750	351,375	350,750	289,168
Junior subordinated debentures	175,000	119,000	175,000	85,400
Advances from Federal Home Loan Bank	55,342	72,378	55,342	75,861
Liabilities related to separate account	109,016	109,016	90,573	90,573
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
Policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $90.5 million and $125.1 million at September 30, 2009 and December 31, 2008, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
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
Note D — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Revenues:
Group employee benefit products	$385,809	$341,978	$1,163,866	$1,057,008
Asset accumulation products	32,775	10,518	95,740	50,418
Other (1)	12,708	11,939	36,730	33,160

	431,292	364,435	1,296,336	1,140,586

Net realized investment losses	(50,459)	(33,740)	(99,929)	(59,675)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	—	(598)

	$380,833	$330,097	$1,196,407	$1,080,313

Operating income (loss):
Group employee benefit products	$74,678	$32,979	$212,284	$140,771
Asset accumulation products	13,792	(6,246)	35,497	4,504
Other (1)	(7,814)	(6,164)	(24,882)	(19,798)

	80,656	20,569	222,899	125,477

Net realized investment losses	(50,459)	(33,740)	(99,929)	(59,675)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	—	(598)

	$30,197	$(13,769)	$122,970	$65,204

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E – Comprehensive Income (Loss)
Total comprehensive income (loss) attributable to common shareholders is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income, the change in net periodic pension cost and the change in the loss on the cash flow hedge described in Note A. Total comprehensive income (loss) attributable to common shareholders was $390.1 million and $(207.9) million for the first nine months of 2009 and 2008, respectively, and $207.3 million and $(142.5) million for the third quarters of 2009 and 2008, respectively. Net unrealized losses on securities available for sale decreased $303.9 million in the first nine months of 2009 and $186.0 million in the third quarter of 2009.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F – Stock-Based Compensation
The Company recognized stock-based compensation expenses of $7.7 million and $7.4 million in the first nine months of 2009 and 2008, respectively, of which $2.8 million and $2.1 million was recognized in the third quarters of 2009 and 2008, respectively. The remaining unrecognized compensation expense related to unvested awards at September 30, 2009 was $27.6 million and the weighted average period of time over which this expense will be recognized is 3.6 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2009: expected volatility – 39.4%, expected dividends – 1.82%, expected lives of the options – 7.3 years, and the risk free rate – 3.0%. The following weighted average assumptions were used for the first nine months of 2008: expected volatility – 19.2%, expected dividends – 1.31%, expected lives of the options – 6.8 years, and the risk free rate – 3.2%.
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2009 and 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” for options granted in 2009 and 2008, for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2009	4,092,954	$28.71
Granted	315,170	15.27
Exercised	(317,363)	13.36
Forfeited	(65,014)	32.36

Outstanding at September 30, 2009	4,025,747	28.81	6.9	$6,204

Exercisable at September 30, 2009	1,834,937	$27.54	5.2	$3,927
The weighted average grant date fair value of options granted during the first nine months of 2009 and 2008 was $8.89 and $6.27, respectively and during the third quarter of 2009 and 2008 was $9.81 and $4.07, respectively. The cash proceeds from stock options exercised in the first nine months of 2009 and 2008 were $4.2 million and $0.5 million, respectively, and $2.0 million and $0.1 million for the third quarter of 2009 and 2008, respectively. The total intrinsic value of options exercised during the first nine months of 2009 and 2008 was $2.8 million and $6.2 million, respectively.
At September 30, 2009, 5,808,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.76, a weighted average contractual term of 6.6 years and an intrinsic value of $4.5 million. Of such options, 3,208,250 options with a weighted average exercise price of $24.84, a weighted average contractual term of 4.5 years and an intrinsic value of $4.5 million were exercisable at September 30, 2009.
At the Company’s 2009 Annual Meeting of Stockholders held on May 5, 2009, a proposal to approve an employee option exchange program and related amendments to the Company’s employee stock plans was approved; however, the Company has not taken action to implement the option exchange program.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G - Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(amounts in thousands, except per share data)
Numerator:
Net income (loss)	$20,823	$(9,810)	$82,314	$38,209

Denominator:
Weighted average common shares outstanding	52,947	47,936	50,376	48,379
Effect of dilutive securities	438	—	241	880

Weighted average common shares outstanding, assuming dilution	53,385	47,936	50,617	49,259

Basic results per share of common stock:
Net income (loss)	$0.39	$(0.20)	$1.63	$0.79

Diluted results per share of common stock:
Net income (loss)	$0.39	$(0.20)	$1.63	$0.78

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
The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products. However, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for the Company’s excess workers’ compensation products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and has achieved significantly improved levels of new business production for these products in the current year. In addition, based on the growth and development of the Company’s assumed workers’ compensation and casualty reinsurance product, the Company is including this product in its core products beginning with the third quarter of 2009.
For its other group employee benefit products, the Company is presently experiencing more competitive market conditions, particularly as to pricing. These conditions, in addition to the downward pressure on employment and wage levels exerted by the current recession, are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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

The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing through 2008 and into 2009, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility and dramatically widened credit spreads in numerous sectors. At the same time, the overall level of risk-free interest rates declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income in 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $572.8 million at September 30, 2009 and $401.6 million at December 31, 2008.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in the second and third quarters of 2009, during which more favorable market conditions prevailed. However, these market conditions may worsen in the future and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the total carrying value of the Company’s portfolio increased by $509.2 million during the first nine months of 2009, the Company’s realized investment losses during this period from declines in market value relative to the amortized cost of certain securities that it determined to be other than temporary increased significantly. In light of the continuing effects of the market conditions discussed above, losses of this type and magnitude may continue or increase in the future.
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
Results of Operations
Nine Months Ended September 30, 2009 Compared to
Nine Months Ended September 30, 2008
Summary of Results. Net income was $82.3 million, or $1.63 per diluted share, in the first nine months of 2009 as compared to $38.2 million, or $0.78 per diluted share, in the first nine months of 2008. Net income in the first nine months of 2009 and 2008 included realized investment losses (net of the related income tax benefit) of $65.0 million, or $1.28 per diluted share, and $38.8 million, or $0.78 per diluted share, respectively. Net income in the first nine months of 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and was adversely impacted by an increased level of realized investment losses due to the continuing effects of the adverse market conditions discussed above. See “Introduction”. Net investment income in the first nine months of 2009 reflects an increase in the tax equivalent weighted average annualized yield to 7.0% from 3.5%. Realized investment losses in the first nine months of 2009 and 2008 included losses, net of the related income tax benefit, of $61.5 million, or $1.21 per diluted share, and $34.1 million, or $0.69 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities and other investments.
Premium and Fee Income. Premium and fee income in the first nine months of 2009 was $1,052.8 million as compared to $1,028.1 million in the first nine months of 2008, an increase of 2%. Premiums from core group employee benefit products, which include disability, group life, excess workers’ compensation, travel accident and dental insurance and assumed workers’ compensation and casualty reinsurance, increased 2% to $1,013.4 million in the first nine months of 2009 from $991.4 million in the first nine months of 2008. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have also been included in premiums from core group employee benefit products for prior periods. Premiums from excess workers’ compensation insurance for self-insured employers were $205.5 million in the first nine months of 2009 as compared to $196.9 million in the first nine months of 2008, an increase of 4%. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 111% to $41.0 million in the first nine months of 2009 from $19.4 million in the first nine months of 2008. Premiums from assumed workers’ compensation and casualty reinsurance increased 59% to $25.4 million in the first nine months of 2009 from $16.0 million in the first nine months of 2008. SNCC’s retention of its existing customers in the first nine months of 2009 remained strong.
Premiums from the Company’s other core group employee benefit products were $782.5 million and $778.5 million in the first nine months of 2009 and 2008, respectively. During the first nine months of 2009 and 2008, premiums from the Company’s group life products were $300.1 million and $301.7 million, respectively, and premiums from the Company’s group disability products were $422.8 million and $425.5 million, respectively. In the first nine months of 2009, premiums from the Company’s turnkey disability business increased 12% to $41.0 million from $36.7 million in the first nine months of 2008. New business production for the Company’s other core group employee benefit products declined to $141.0 million in the first nine months of 2009 as compared to $178.7 million in the first nine months of 2008. Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from turnkey disability product has also been included in core production for prior periods. The level of production achieved from the Company’s other core group employee benefit products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing group disability and group life insurance customers during the first nine months of 2009. The Company’s deposits from LPT’s, which are recorded as liabilities rather than as premiums, were $30.9 million in the first nine months of 2009 as compared to $1.2 million in the first nine months of 2008.
Deposits from the Company’s asset accumulation products were $232.2 million in the first nine months of 2009 as compared to $195.8 million in the first nine months of 2008. This increase in deposits is primarily due to the decrease in short-term interest rates, which has caused fixed annuity products to be an attractive alternative to competing investment products such as certificates of deposit. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2009 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the first nine months of 2009 was $243.6 million as compared to $112.5 million in the first nine months of 2008. This increase reflects an increase in the tax equivalent weighted average annualized yield on invested assets to 7.0% for the first nine months of 2009 from 3.5% for the first nine months of 2008, primarily attributable to the improved performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and a higher level of investment income from the Company’s fixed maturity security portfolio . Average invested assets were $4,962.3 million and $4,778.8 million in the first nine months of 2009 and 2008, respectively.
Net Realized Investment Losses. Net realized investment losses were $99.9 million in the first nine months of 2009 compared to $59.7 million in the first nine months of 2008. The Company monitors its investments on an ongoing basis. When the market value of a security classified as available for sale declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. If management judges the decline to be other than temporary, the portion of the decline related to credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $137.0 million of losses in the first nine months of 2009 due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $94.5 million was recognized as credit-related realized investment losses and $42.5 million remained as a component of accumulated other comprehensive income. The Company recognized $52.5 million of realized losses due to other than temporary impairments in the first nine months of 2008. See

“Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2009 and 2008, the Company recognized $5.4 million and $7.2 million, respectively, of net losses on the sales of securities.
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
Benefits and Expenses. Policyholder benefits and expenses were $1,073.4 million in the first nine months of 2009 as compared to $1,015.1 million in the first nine months of 2008. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.3% and 91.8% in the first nine months of 2009 and 2008, respectively. The increase in the combined ratio in the first nine months of 2009 resulted primarily from increased spending on new product development at SNCC. Amortization of cost of business acquired was accelerated by $1.2 million during the first nine months of 2009 primarily due to the increase in the Company’s tax equivalent weighted average annualized yield on invested assets. The weighted average annualized crediting rate on the Company’s asset accumulation products was 4.3% and 4.2% in the first nine months of 2009 and 2008, respectively.
Income Tax Expense. Income tax expense was $19.3 million in the first nine months of 2009 as compared to $3.4 million in the first nine months of 2008, primarily due to the higher level of operating income. The Company’s effective tax rate increased to 19.0% in the first nine months of 2009 from 8.2% in the first nine months of 2008 primarily due to the proportionately lower level of tax-exempt interest income earned on invested assets.
Three Months Ended September 30, 2009 Compared to
Three Months Ended September 30, 2008
Summary of Results. For the third quarter of 2009, net income was $20.8 million, or $0.39 per diluted share, as compared to a net loss of $(9.8) million, or $(0.20) per diluted share, for the third quarter of 2008. Net income (loss) in the third quarters of 2009 and 2008 included realized investment losses (net of the related income tax benefit) of $32.8 million, or $0.61 per diluted share, and $21.9 million, or $0.45 per diluted share, respectively. Net income in the third quarter of 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and was adversely impacted by realized investment losses due to the continuing effects of the adverse market conditions discussed above. See “Introduction”. Net investment income in the third quarter of 2009, which increased 357% from the third quarter of 2008, reflects an increase in the tax equivalent weighted average annualized yield to 7.0% from 2.0%. Investment losses in the third quarter of 2009 and 2008 included losses, net of the related income tax benefit, of $33.8 million, or $0.63 per diluted share, and $18.3 million, or $0.38 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities and other investments.
Premium and Fee Income. Premium and fee income for the third quarter of 2009 was $342.6 million and $345.0 million for the third quarters of 2009 and 2008, respectively. Premiums from core group employee benefit products were $329.8 million and $333.1 million in the third quarters of 2009 and 2008, respectively. Premiums from excess workers’ compensation insurance for self-insured employers increased 4% to $68.7 million in the third quarter of 2009 from $66.2 million in the third quarter of 2008. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 37% to $15.7 million in the third quarter of 2009 from $11.4 million in the third quarter of 2008. Premium from the assumed workers’ compensation and casualty reinsurance product increased 72% to $10.4 million in the third quarter of 2009 from $6.0 million in the third quarter of 2008. SNCC’s rates declined modestly on its third quarter 2009 renewals and SIRs are up modestly for third quarter 2009 new and renewal policies. SNCC’s retention of its existing customers in the third quarter of 2009 remained strong.

Premiums from the Company’s other core group employee benefit products were $250.8 million and $260.9 million in the third quarters of 2009 and 2008, respectively. During the third quarter of 2009 and 2008 premiums from the Company’s group life products were $95.8 million and $100.8 million, respectively, and premiums from the Company’s group disability products were $135.6 million and $142.7 million, respectively. Premiums from the Company’s turnkey disability business were $13.0 million during the third quarter of 2009 compared to $12.6 million during the third quarter of 2008. New business production for the Company’s other core group employee benefit products was $48.8 million and $62.7 million in the third quarters of 2009 and 2008, respectively. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continued to implement price increases for certain existing disability and group life customers. The Company’s deposits from LPT’s, which are recorded as liabilities rather than as premiums, were $7.2 million in the third quarter of 2009. The Company had no deposits from LPT’s in the third quarter of 2008.
Deposits from the Company’s asset accumulation products increased 31% to $57.5 million in the third quarter of 2009 from $44.0 million in the third quarter of 2008. This increase in deposits is primarily attributable to the decrease in short-term interest rates, which has caused fixed annuity products to be an attractive alternative to other competing investment products such as certificates of deposit. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums.
Net Investment Income. Net investment income in the third quarter of 2009 was $88.7 million as compared to $19.4 million in the third quarter of 2008, an increase of 357%. This increase reflects an increase in the tax equivalent weighted average annualized yield on invested assets to 7.0% for the third quarter of 2009 from 2.0% for the third quarter of 2008, primarily attributable to the improved performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. Average invested assets increased 14% to $5,417.7 million in the third quarter of 2009 from $4,756.2 million in the third quarter of 2008.
Net Realized Investment Losses. Net realized investment losses were $50.5 million in the third quarter of 2009 compared to $33.7 million in the third quarter of 2008. The Company monitors its investments on an ongoing basis. When the market value of a security classified as available for sale declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. If management judges the decline to be other than temporary, the portion of the decline related to credit losses is reported as a realized investment loss in the Company’s income statement and the remaining portion of the decline related to other factors continues to be included as a component of additional other comprehensive income or loss. Due to the continuing effects of the adverse market conditions for financial assets discussed above, the Company recognized $73.8 million of losses in the third quarter of 2009 due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $52.0 million was recognized as realized investment losses related to credit losses and $21.7 million remained as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses. The Company recognized $28.2 million of realized losses due to other than temporary impairments in the third quarter of 2008. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2009 and 2008, the Company recognized $1.6 million and $(5.5) million, respectively, of net gains (losses) on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future, and such losses may be significant. See “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 — Net Realized Investment Losses.”
Benefits and Expenses. Policyholder benefits and expenses were $350.6 million in the third quarter of 2009 as compared to $343.9 million in the third quarter of 2008. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.7% and 92.3% in the third quarters of 2009 and 2008, respectively. The increase in the combined ratio in the third quarter of 2009 primarily resulted from increased spending on new product development at SNCC. The weighted average annualized crediting rate on the Company’s asset accumulation products was 4.5% and 4.1% in the third quarters of 2009 and 2008, respectively.
Income Tax Expense (Benefit). Income tax expense (benefit) was $2.3 million in the third quarter of 2009 as compared to $(11.8) million in the third quarter of 2008, primarily due to the increased level of operating income. The Company’s effective tax rate was 10.0% in the third quarter of 2009 as compared to 54.6% in the third quarter of 2008.

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
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $94.7 million of financial resources available at the holding company level at September 30, 2009, primarily comprised of short-term investments and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $100.1 million during 2009, of which $3.6 million has been paid to the Company during the first nine months of 2009. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ risk-based capital and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of September 30, 2009, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At September 30, 2009, the Company had $222.0 million of outstanding borrowings and $128.0 million of borrowings remaining available under the Amended Credit Agreement.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first nine months of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. At September 30, 2009 and 2008, the Company’s reserves related to the funding agreements were $65.2 million and $100.2 million, respectively.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc., as underwriter. On August 21, 2009, the Company sold an additional 3.5 million shares of its Class A Common Stock in a public offering at a price to the public of $21.00 per share pursuant to an underwriting agreement dated August 18, 2009 also with Barclays Capital Inc., as underwriter. The total proceeds to the Company from these two offerings was $120.6 million, net of related underwriting discounts, commissions and expenses. The Company intends to use the proceeds from these offerings for general corporate purposes.

On November 4, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share on the Company’s Class A Common Stock and Class B Common Stock, which will be paid on December 2, 2009.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $5,723.0 million at September 30, 2009, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $268.7 million at September 30, 2009. At September 30, 2009, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities formerly managed on the Company’s behalf by D.B. Zwirn & Co., L.P. was $113.1 million. In connection with the assumption by Fortress Investment Group LLC of D.B. Zwirn’s investment management functions with respect to the investment funds formerly managed by D.B. Zwirn, the Company has terminated its investment management arrangements with D.B. Zwirn and entered into new investment management arrangements with Fortress relating to such portfolio.
During the first nine months of 2009, the market value of the Company’s investment portfolio, in relation to its amortized cost, increased by $509.2 million from year-end 2008, before related decreases in the cost of business acquired of $41.6 million and the federal income tax provision of $163.7 million. At September 30, 2009, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $219.8 million (of which $197.5 million was attributable to investment grade securities) and $278.4 million (of which $142.1 million was attributable to investment grade securities), respectively. During the first nine months of 2009, the Company recognized pre-tax net investment losses of $99.9 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “A” at September 30, 2009. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2008 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence and 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence. Effective July 1, 2009, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 30% previously) of its excess workers’ compensation risks between $150.0 million and $200.0 million, per occurrence. In addition, effective July 1, 2009, the Company entered into a new reinsurance agreement under which it cedes 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million, per occurrence. The Company also currently cedes through indemnity reinsurance up to $10 million of coverage with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $336.1 million and $267.5 million in the first nine months of 2009 and 2008, respectively. Net investing activities used $557.4 million and $500.3 million of cash during the first nine months of 2009 and 2008, respectively, primarily for purchases of securities. Financing activities provided $239.8 million of cash during the first nine months of 2009, principally from deposits to policyholder accounts and proceeds from the issuance of 6.5 million shares of its Class A Common Stock in two separate public offerings, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. During the first nine months of 2008, financing activities provided $250.8 million of cash, principally from deposits to policyholder accounts.

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
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of August 2009 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of August 2009 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the risk-based capital ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In June 2009, Moody’s revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. In April 2009, Fitch Ratings downgraded its current ratings relating to RSLIC and SNCC to A- (Good) from A (Good), the Company’s senior unsecured debt to BBB- from BBB and the Company’s 2007 Junior Debentures to BB+ from BBB. In December 2008, A.M. Best revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. In October 2008, Standard & Poor’s revised the outlook on its ratings relating to RSLIC and SNCC, as well as the Company, to negative from stable. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. The Company’s senior unsecured debt ratings as of November 2009 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB+, respectively. The ratings for the Company’s 2007 Junior Debentures as of November 2009 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB+, Ba1 and BBB-, respectively. The ratings for RSLIC’s funding agreements as of November 2009 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.

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

Date: November 9, 2009