Form 10-K
period 2009-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2010-03-01
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $860,996,810.
As of February 12, 2010, the Registrant had 48,333,508 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DELPHI FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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
PART I
Item 1. Business
Delphi Financial Group, Inc. (the “Company” or “Delphi,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) is a holding company whose subsidiaries provide integrated employee benefit services. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related group insurance coverages: long-term and short-term disability, life, excess workers’ compensation for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. The Company’s asset accumulation business emphasizes individual fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company’s two reportable segments are group employee benefit products and asset accumulation products. See Notes A and P to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company’s segments.
The Company makes available free of charge on its website at www.delphifin.com/financial/secfilings.html its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably possible after such material has been filed with or furnished to the Securities and Exchange Commission. Additional copies of the Company’s annual reports on Form 10-K may be obtained without charge by submitting a written request to the Investor Relations Department, Delphi Financial Group, Inc., 1105 North Market Street, Suite 1230, P.O. Box 8985, Wilmington, Delaware 19899.
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
The Company’s primary operating subsidiaries are as follows:
Reliance Standard Life Insurance Company (“RSLIC”), founded in 1907 and having administrative offices headquartered in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company (“FRSLIC”), underwrite a diverse portfolio of disability, group life, travel accident, dental and limited benefit health insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2010 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. The Company, through Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), acquired RSLIC and FRSLIC in 1987.

Safety National Casualty Corporation (“SNCC”) focuses primarily on providing excess workers’ compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers’ compensation insurance in the United States. The financial strength rating of SNCC as of February 2010 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. (“SIG”), acquired SNCC in 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers’ compensation products to the self-insured market.
Matrix Absence Management, Inc. (“Matrix”), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in 1998.
Group Employee Benefit Products
The Company is a leading provider of disability, group life and excess workers’ compensation insurance products to small and mid-sized employers, with more than 35,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment, group dental and limited benefit health insurance products, as well as assumed workers’ compensation and casualty reinsurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its group employee benefit products to large employers. In addition, the Company offers a suite of voluntary disability, group life and accidental death and dismemberment insurance products that are purchased by employees on an elective basis at their worksite. These products allow the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area; however, no assurance can be given that such efforts will be successful.
The Company’s group employee benefit products are primarily sold to employers and groups through independent brokers and agents. The Company’s products are marketed to brokers and agents by 144 sales representatives and managers. RSLIC had 114 group sales representatives and managers located in 30 sales offices nationwide at December 31, 2009. In addition, RSLIC had 13 sales representatives and managers devoted to its limited benefit health insurance product at December 31, 2009. At December 31, 2009, SNCC had 16 sales representatives and managers. The Company’s 7 administrative offices and 30 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company’s group employee benefit products:

		Year Ended December 31,
	2009		2008		2007
		(dollars in thousands)
Insurance premiums:
Core Products:
Disability income	$560,361	41.6%	$572,630	43.0%	$527,500	42.4%
Life	393,173	29.2	402,928	30.2	364,771	29.3
Excess workers’ compensation	277,485	20.7	264,244	19.8	276,252	22.1
Assumed workers’ compensation and casualty reinsurance (1)	34,168	2.5	22,369	1.7	17,614	1.4
Limited benefit health insurance	31,987	2.4	24,698	1.9	16,276	1.3
Accident and dental	49,029	3.6	45,507	3.4	43,135	3.5

	$1,346,203	100.0%	$1,332,376	100.0%	$1,245,548	100.0%

Non-Core Products:
Loss portfolio transfers (2)	$—		$3,304		$14,697
Other (1)	8,464		7,343		7,347

	8,464		10,647		22,044

Total insurance premiums	$1,354,667		$1,343,023		$1,267,592

Sales (new annualized gross premiums):
Core Products:
Disability income (3)	$109,409	37.4%	$134,215	42.8%	$135,375	44.7%
Life	70,526	24.1	94,681	30.2	87,210	28.8
Excess workers’ compensation	45,251	15.4	25,832	8.1	30,092	9.9
Assumed workers’ compensation and casualty reinsurance (1)	17,226	5.9	12,103	3.9	6,742	2.2
Limited benefit health insurance	20,141	6.9	12,530	4.0	17,779	5.9
Accident and dental	30,282	10.3	34,415	11.0	25,883	8.5

	$292,835	100%	$313,776	100.0%	$303,081	100.0%

Non-Core Products:
Loss portfolio transfers (2)	$—		$3,305		$3,800
Other (1)	6,468		6,955		6,025

	6,468		10,260		9,825

Total sales	$299,303		$324,036		$312,906

(1)	Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premium and production from this product have been reclassified to core products from other non-core products for prior periods. Effective for the fourth quarter of 2009, production for this product is determined by reference to the inception of a reinsurance assumed arrangement with a third party with which the Company previously had no such arrangements. Production for this product was previously determined by reference to the effectuation of a reinsurance assumed treaty with a third party, whether or not other reinsurance assumed arrangements were already in place with such third party. Prior period results have been restated to conform to the new method.

(2)	Beginning in the first quarter of 2009, the Company’s deposits from loss portfolio transfers are recorded as liabilities rather than as premiums.

(3)	Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included with disability income products in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from this product has also been included in core production for prior periods. The production from the Company’s turnkey disability products was $12.3 million, $12.7 million and $3.6 million in 2009, 2008 and 2007, respectively.
The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer assumes a specified portion of the Company’s losses and loss adjustment expenses in exchange for a specified portion of policy premiums. All insurance related revenue is reported by the Company net of the reinsurance premiums paid by the Company under its reinsurance ceded arrangements. The profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. See “Reinsurance”. The profitability of those group employee benefit products for which reserves are discounted, in particular, the Company’s disability and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.
The table below shows the loss and expense ratios as a percent of premium income for the Company’s group employee benefit products for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Loss ratio	68.5%	69.5%	70.3%
Expense ratio	24.8	22.7	22.1

Combined ratio	93.3%	92.2%	92.4%

The loss and expense ratios are affected by, among other things, claims development related to insurance policies written in prior years, changes in the Company’s mix of products and the results with respect to the Company’s non-core group employee benefit products. The increase in the combined ratio in 2009 resulted primarily from increased spending on new product development at SNCC.
Group disability insurance products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits for a specified term, typically to the insured’s normal retirement age, to a member of the insured group who, because of a medical condition or injury, is unable to work. The Company’s group long-term disability coverages are spread across many industries. Typically, long-term disability benefits are paid monthly and are limited for any one insured to two-thirds of the insured’s pre-disability earned income up to a specified maximum benefit. Long-term disability benefits are generally offset by income the claimant is entitled to receive from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants in an effort to assist them in returning to work as quickly as possible. When claimants’ disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for a group disability insurance policy and are based upon expected morbidity and mortality and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, Custom Disability Solutions (“CDS”). In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market, while also continuing to service existing clients from an indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. The Company cedes through indemnity reinsurance risks in excess of $7,500 in long-term disability benefits per individual per month. See “Reinsurance” and “Liquidity and Capital Resources – Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Excess workers’ compensation insurance products provide coverage against workers’ compensation risks to employers and groups who self-insure such risks. The coverage applies to losses in excess of the applicable self-insured retentions (“SIRs” or deductibles) of employers and groups, whose workers’ compensation claims are generally handled by third-party administrators (“TPAs”). These products are principally targeted to mid-sized employers, particularly small municipalities, hospitals and schools. These employers are believed to be less prone to catastrophic workers’ compensation exposures and less price sensitive than larger account business. Since claim payments under the Company’s excess workers’ compensation products do not begin until the self-insured’s total loss payments exceed the SIR, these payments are frequently made over long periods of time, although catastrophic claims can entail payments by the Company in shorter time frames. On average, over half of the Company’s total payments with respect to claims under these products are made during the period beginning with the sixteenth year following the incurrence of the claim. During this period, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be relatively more stable and predictable in nature than at the inception of the workers’ compensation claim. This family of products also includes large deductible workers’ compensation insurance, which provides coverage similar to excess workers’ compensation insurance, and complementary products, including commercial auto and general liability insurance and workers’ compensation self-insurance bonds.
The pricing environment and demand for excess workers’ compensation insurance improved substantially beginning in 2001 and the demand for excess workers’ compensation insurance products and the rates for such products increased significantly through 2004. The cumulative effect of these rate increases during 2002 through 2004 was an increase of 57%. SNCC was able to maintain its pricing in its renewals of insurance coverage in 2005 and 2006 and also obtained significant improvements in contract terms in new and renewal policies written in those years, in particular higher SIR levels. On average, SIRs increased 6% in 2006, with further modest increases in 2007, 2008 and 2009. The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms. However, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to growth in premiums and new business production, which represents the amount of new annualized premium sold, for these products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and achieved significantly improved levels of new business production for these products in 2009. Excess workers’ compensation new business production for the important January renewal season was $10.6 million in 2010 compared to $11.5 million in 2009. For the January 2010 season, retention of existing customers remained strong, SIR levels on average increased modestly for new and renewal policies and rates declined slightly. For 2009, 2008 and 2007, new business production for excess workers’ compensation products was $45.3 million, $25.8 million and $30.1 million, respectively, and the retention of existing customers was strong. New business production for 2007 included $3.4 million from a renewal rights agreement into which SNCC entered in July 2005 (the “Renewal Rights Agreement”). Under the Renewal Rights Agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers’ compensation policies of a former competitor.
The Company assumes certain workers’ compensation and casualty risks through reinsurance. In these arrangements, the Company provides coverage for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of nuclear, biological, chemical and radiological terrorism is excluded from these reinsurance treaties. The loss amounts at which the Company’s payment obligations attach under these arrangements range from $50,000 to $1.5 billion, with an average attachment point on a premium-weighted basis of $30.2 million and a median attachment point of $5.0 million. Aggregate exposures assumed by the Company under individual workers’ compensation and casualty reinsurance treaties generally range from $250,000 to $10 million, and the Company’s average per-treaty net exposure on a premium-weighted basis is equal to $3.6 million. The Company underwrites assumed workers’ compensation and casualty reinsurance pursuant to procedures similar to those utilized in connection with its directly written excess workers’ compensation products.
The Company from time to time replaces or modifies its existing reinsurance ceded arrangements for its excess workers’ compensation insurance products based on changing reinsurance market conditions. The Company presently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% on a quota share basis of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence and 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence. In addition, effective July 1, 2009, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 30% previously) of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence and 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million per occurrence. The Company also cedes through indemnity reinsurance up to $10 million of excess workers’ compensation and certain other losses resulting from certain naturally occurring catastrophic events. See “Reinsurance” and “Liquidity and Capital Resources – Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A number of the Company’s reinsurance ceded arrangements exclude coverage for losses resulting from terrorism. However, the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) applies to certain of the lines of property and casualty insurance directly written by SNCC (as opposed to business assumed by SNCC through reinsurance), including excess workers’ compensation. The Terrorism Act is presently scheduled to remain in effect through December 31, 2014. SNCC’s surety and commercial auto lines of business are not covered under the Terrorism Act. Under the Terrorism Act, the federal government would pay 85% of each loss from a covered act of terrorism and the insurer would pay the remaining 15%. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is 20% of the insurer’s direct earned premiums from the previous calendar year. The maximum after-tax loss to the Company for 2010 within the Terrorism Act deductible from property and casualty products is equal to approximately 2.8% of the Company’s shareholders’ equity as of December 31, 2009. Any payments made by the federal government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company’s life insurance subsidiaries.
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
The Company’s suite of voluntary disability, group life, accidental death and dismemberment, and limited benefit health insurance products are sold to employees on an elective basis at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company’s suite of voluntary products allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company’s group limited benefit health insurance product provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. Because the Company’s voluntary products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these products complement the Company’s core group employee benefit products and represent a significant growth opportunity.
Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as loss portfolio transfers (“LPTs”). Pursuant to an LPT, the Company, in exchange for a specified one-time payment to the Company, assumes responsibility for making ongoing payments with respect to an existing block of disability or self-insured workers’ compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company’s disability and excess workers’ compensation products. Non-core group employee benefit products also include primary workers’ compensation insurance products, for which the Company primarily receives fee income since a significant portion of the risks relating to these products is ceded by the Company to third parties through indemnity reinsurance. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $1.0 million, $8.0 million and $9.0 million in 2009, 2008 and 2007, respectively. In addition, non-core group employee benefit products include bail bond insurance.

Asset Accumulation Products
The Company’s asset accumulation products consist mainly of fixed annuities, primarily single premium deferred annuities (“SPDAs”) and flexible premium annuities (“FPAs”). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead is added to the annuity contract’s value and accumulates. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 1.5% to 5.5% per annum. For most of the Company’s fixed annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary date. The Company’s fixed annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years. Such periods range from three to seven years. At December 31, 2009, the weighted average crediting rate on the Company’s fixed annuity products was 4.2%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but withdrawals during the applicable surrender charge period in a single year that exceed 10% of the annuity value will result in the assessment of surrender charges, and withdrawals may also result in taxes and/or tax penalties to the holder on the withdrawn amount. In addition, for annuity products containing a market value adjustment (“MVA”) provision, the accumulated value of the annuity may be increased or decreased under such provision as a function of decreases or increases, respectively, in crediting rates for the Company’s newly issued annuities if it is surrendered during the surrender charge period. Under this MVA provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate.
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
These fixed annuity products are sold predominantly to individuals through networks of independent insurance agents. In 2009, the Company’s SPDA products accounted for $186.7 million of asset accumulation product deposits, of which $133.6 million was attributable to the MVA annuity and $39.0 million was attributable to the indexed annuity. The Company’s FPA products accounted for $18.9 million of asset accumulation product deposits in 2009, substantially all of which had an MVA feature. No single network of independent agents accounted for over 10% of the deposits from these SPDA and FPA products during 2009. The Company believes that it has a good relationship with these networks.
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

The following table sets forth for the periods indicated selected financial data concerning the Company’s asset accumulation products:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Asset accumulation product deposits (sales)	$248,595	$245,117	$107,145
Funds under management (at period end)	1,425,442	1,327,502	1,053,221
At December 31, 2009, funds under management consisted of $1,127.0 million of SPDA liabilities, $232.3 million of FPA liabilities and $66.1 million of funding agreements. Of the SPDA and FPA liabilities, $907.2 million were subject to surrender charges averaging 6.7% at December 31, 2009, with the balance of these liabilities not subject to surrender charges having been in force, on average, for 18 years. $178.2 million of the SPDA and FPA liabilities have been assumed by the Company under various indemnity reinsurance transactions, including the 2009 transaction discussed above. The Company’s funding agreements cannot be redeemed prior to maturity.
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
In 1991, the Company introduced a variable flexible premium universal life insurance policy under which the related assets are segregated in a separate account not subject to claims of general creditors. Policyholders may elect to deposit amounts in the account from time to time, subject to underwriting limits and a minimum initial deposit of $1.0 million. Both the cash values and death benefits of these policies fluctuate according to the investment experience of the assets in the separate account; accordingly, the investment risk with respect to these assets is borne by the policyholders. The Company earns fee income from the separate account in the form of charges for management and other administrative fees. The Company is not presently actively marketing this product. The Company reinsures risks in excess of $200,000 per individual under indemnity reinsurance arrangements with various reinsurance companies. See “Reinsurance”.

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
Investments
The Company’s management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company’s other products for which reserves are discounted, the discount rate used to calculate the related reserves. The Company’s overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. Beginning in the second half of 2007 and continuing into 2010, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility. See Part I, Item 1A – Risk Factors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions have resulted in significant volatility in the carrying values of certain portions of the Company’s investment portfolio, as well as a significant decrease in its level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $406.8 million and $401.6 million at December 31, 2009 and 2008, respectively. The Company achieved improved levels of net investment income in its repositioned investment portfolio in 2009, during which more favorable market conditions emerged. However, these market conditions may deteriorate in the future and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the total carrying value of the Company’s available for sale investment portfolio recovered significantly during 2009, the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary increased significantly during this period. In light of the continuing effects of the market conditions discussed above, investment losses of this type and magnitude may continue or increase in the future.
For information regarding the composition and diversification of the Company’s investment portfolio and asset/liability management, see “Liquidity and Capital Resources” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A, B and C to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company’s pretax investment results:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Average invested assets (1)	$5,053,304	$4,728,126	$4,555,225
Net investment income (2)	318,187	134,850	270,547
Tax equivalent weighted average annual yield (3)	6.7%	3.2%	6.2%

(1)	Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income.

(2)	Consists principally of interest and dividend income less investment expenses, along with the changes in value, positive or negative, of the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments.

(3)	The tax equivalent weighted average annual yield on the Company’s investment portfolio for each period is computed by dividing net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income, by average invested assets for the period. See “Results of Operations” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which management believes are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company’s retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See “Group Employee Benefit Products” and Note N to the Consolidated Financial Statements. A number of the Company’s reinsurance ceded arrangements exclude coverage for losses resulting from terrorism. See “The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance” in Item 1A — Risk Factors.
In 2004, RSLIC entered into an indemnity reinsurance arrangement under which it assumed certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, RSLIC is responsible to the ceding companies for underwriting and claims management with respect to the reinsured policies and provides coverage primarily on a quota share basis up to a maximum of $7,500 in benefits per individual per month. In 2006, RSLIC purchased substantially all of the assets of the third-party administrator which had been administering this arrangement for RSLIC and contributed them to CDS. In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market while also continuing to service existing clients from the indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies that would not otherwise have the capability of providing to their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to

RSLIC’s directly written group disability insurance policies. Premium income and fees from the Company’s turnkey disability business and the arrangement were $55.8 million, $52.2 million and $53.6 million in 2009, 2008 and 2007, respectively, and incurred losses were $44.2 million, $42.6 million and $36.0 million in 2009, 2008 and 2007, respectively.
The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. Premiums from these reinsurance facilities were $(1,000), $(1,000) and $2,000 in 2009, 2008 and 2007, respectively, and incurred losses from these facilities were $3.7 million, $2.6 million and $8.1 million in 2009, 2008 and 2007, respectively.
Life, Annuity, Disability and Accident Reserves
The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the anticipated experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company’s ultimate liability for future policy benefits and unpaid claims and claim expenses could deviate significantly from the amounts of the reserves currently reflected in the Consolidated Financial Statements. Under United States generally accepted accounting principles (“GAAP”), the Company’s policy and claim reserves are permitted to be discounted to reflect the time value of money, since the payments to which such reserves relate will be made in future periods. Such reserve discounting, which is common industry practice, is based on interest rate assumptions reflecting projected portfolio yield rates for the assets supporting the liabilities. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding assumptions made by the Company in connection with the establishment of its insurance reserves. The assets selected to support the Company’s insurance liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Differences between actual and expected claims experience are reflected currently in earnings for each period.
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
The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance, beginning of period	$951,342	$850,956	$752,375
Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	163,642	152,069	155,052
Prior years	21,556	27,111	37,443

	185,198	179,180	192,495
Add provision for assumed retroactive reinsurance claims and claim expenses incurred, net of reinsurance, occurring during the current year	38,346	—	—

Incurred claims and claim expenses, net of reinsurance, during the current year	223,544	179,180	192,495

Deduct claims and claim expense payments, net of reinsurance, occurring during:
Current year	2,432	1,625	2,950
Prior years	90,047	77,169	90,964

	92,479	78,794	93,914
Deduct assumed retroactive reinsurance claims and claim expenses paid, occurring during the current year	3,829	—	—

Total paid	96,308	78,794	93,914

Unpaid claims and claim expenses, net of reinsurance, end of period	1,078,578	951,342	850,956
Reinsurance receivables, end of period	109,236	109,704	113,018

Unpaid claims and claim expenses, gross of reinsurance, end of period (1)	$1,187,814	$1,061,046	$963,974

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business. See “Other Transactions.”

Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the discount amounts previously established with respect to the claims reserves relating to the Company’s excess workers’ compensation line of business. During 2009, 2008 and 2007, $44.1 million, $38.6 million and $25.2 million, respectively, of such discount was accreted. Accordingly, of the Company’s provisions for prior years’ claims and claim expenses incurred, net of reinsurance, in 2009, 2008 and 2007, $(22.7) million, $(11.5) million and $12.2 million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. In both 2009 and 2008, the reduction of such provisions arose primarily from the accrual of additional discount with respect to prior years’ excess workers’ compensation claims reserves. In 2008, the accrual was based on a change to its assumptions regarding the payment pattern for such claims to reflect lengthening in the time periods over which such claims are paid, and the 2009 accrual reflected further lengthening in such time periods. In both years, the changes were made in light of emerging claim payment experience, and the Company believes that such experience is due in part to the increases in the average SIR having occurred in recent years. These reductions more than offset the additional provisions for the years. In both 2009 and 2007, the additional provisions arose primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods. Such adverse loss experience related to policies written during the 2000 to 2002 years. In 2008, the additional provisions related primarily to adverse development on a limited number of large prior year claims. The additional provision did not result from specific changes in the Company’s key assumptions used to estimate the reserves since the preceding period end. Rather, they resulted from the Company’s application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The effects of the accretion and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2009, 2008 and 2007, $46.6 million, $41.5 million and $25.2 million, respectively, of discount was accreted, and $142.0 million, $143.6 million and $92.4 million, respectively, of discount was accrued. The effects of accretions and accruals of discount are not reflected for these or any of the other years shown in the following table.
The loss development table below illustrates the development of reserves and is net of reinsurance.

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
						(dollars in thousands)
Reserve for unpaid claims and claim expenses, net of reinsurance	$434,512	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282	$1,766,862
Cumulative amount of liability paid:
One year later	40,660	(29,990)	61,954	57,235	64,170	81,847	92,760	90,963	77,170	90,055
Two years later	4,020	26,398	112,639	118,685	134,981	149,983	175,852	163,149	164,107
Three years later	54,846	71,938	169,890	187,303	198,133	222,440	241,235	246,895
Four years later	94,899	123,330	231,870	247,487	266,834	283,820	319,465
Five years later	139,949	178,852	283,783	311,350	323,461	357,611
Six years later	187,952	221,817	341,035	361,095	391,116
Seven years later	223,920	270,792	382,757	423,250
Eight years later	266,415	304,964	435,326
Nine years later	298,579	350,770
Ten years later	338,683
Liability reestimated as of:
One year later	424,187	442,624	636,123	678,535	766,886	908,162	1,072,990	1,198,719	1,366,919	1,561,749
Two years later	420,419	442,807	634,576	714,303	838,458	1,007,198	1,122,567	1,264,493	1,445,876
Three years later	417,868	446,948	678,009	790,941	939,254	1,057,913	1,192,300	1,361,739
Four years later	423,425	502,140	754,717	881,073	991,103	1,120,868	1,299,511
Five years later	466,975	568,993	832,968	933,259	1,036,718	1,226,238
Six years later	522,592	636,007	878,948	975,524	1,137,342
Seven years later	582,364	670,762	914,362	1,064,638
Eight years later	611,869	696,812	977,152
Nine years later	633,617	746,544
Ten years later	665,983
Cumulative deficiency(1)	$(231,471)	$(302,483)	$(338,963)	$(383,803)	$(392,582)	$(372,723)	$(287,812)	$(185,760)	$(104,112)	$(17,467)

(1)	Full years 2000 through 2009 include the results from the Company’s discontinued non-core property catastrophe reinsurance business.

The “Reserve for unpaid claims and claim expenses, net of reinsurance” line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The “Cumulative amount of liability paid” lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The “Liability reestimated” lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate may be either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Cumulative deficiency” line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2009.
The table below is gross of reinsurance and illustrates the effects of the accretion and accrual of discount, as applicable, to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
				(dollars in thousands)
Reserve for unpaid claims and claim expenses before discount:
Net of reinsurance	$434,512	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282	$1,766,862
Add reinsurance recoverable	179,180	206,704	92,828	95,709	93,030	104,266	103,014	105,287	113,018	109,704	109,236
Deduct discount for time value of money	192,220	203,710	224,241	241,688	265,100	311,833	368,234	423,604	490,808	592,940	688,284

Unpaid claims and claim expenses as reported on balance sheets	421,472	447,055	506,776	534,856	572,690	645,948	746,479	857,662	963,974	1,061,046	1,187,814

Reestimated unpaid claims and claim expenses, gross of reinsurance, net of discount, as of December 31, 2008	791,165	884,496	973,743	1,013,682	1,019,438	1,043,654	1,054,749	1,051,892	1,059,004	1,083,984

Discounted cumulative deficiency, gross of reinsurance	(369,693)	(437,441)	(466,967)	(478,826)	(446,748)	(397,706)	(308,270)	(194,230)	(95,030)	(22,938)
Add accretion of discount and change in reinsurance recoverable	138,222	134,958	128,004	95,023	54,166	24,983	20,458	8,470	(9,082)	5,471

Cumulative deficiency, before discount, net of reinsurance	$(231,471)	$(302,483)	$(338,963)	$(383,803)	$(392,582)	$(372,723)	$(287,812)	$(185,760)	$(104,112)	$(17,467)

The excess workers’ compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $303.0 million less than those reported by the Company for statutory financial statement purposes at December 31, 2009. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

Competition
The financial services industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and integrated disability and absence management services and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger sales operations. Competition in asset accumulation product markets is also encountered from banks, securities brokerage firms and other financial intermediaries marketing alternative savings products, such as mutual funds, traditional bank investments such as certificates of deposit and retirement funding alternatives.
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
Furthermore, while the federal government generally does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, securities and financial services regulation and federal taxation, can significantly affect the insurance business. In January 2009, the Securities and Exchange Commission (“SEC”) adopted Rule 151A under the Securities Act of 1933, which would require indexed SPDAs of the type presently marketed by the Company (see “Asset Accumulation Products”) to be registered as securities under the Securities Act and be sold exclusively through federally registered broker-dealers. In July 2009, a federal court held that while it was reasonable for the SEC to have adopted this rule, the SEC had not conducted an adequate analysis as to the rule’s impact on competition, efficiency and capital formation and remanded the rule to the SEC for reconsideration. It is not possible to predict what actions the SEC will take in response to this ruling or their timing. A majority of the Company’s distribution network for its indexed SPDAs consists of insurance agents rather than registered broker-dealers. Accordingly, if the SEC conducts an analysis satisfying the court’s ruling and proceeds with the rule as previously adopted, the Company would be required to establish an alternative distribution network for these products, and there can be no assurance that the Company will be successful in doing so. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.
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
The Company’s insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer’s financial strength and, in most instances, may be offset against future state premium taxes. SNCC’s expenses for these types of assessments were not material in 2009, 2008 or 2007. None of the Company’s life insurance subsidiaries has ever incurred any significant costs of this nature.
Employees
The Company and its subsidiaries employed approximately 1,800 persons at December 31, 2009. The Company believes that it enjoys good relations with its employees.
Other Subsidiaries
The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. (“DCM”), and makes certain investments through other wholly-owned non-insurance subsidiaries.
Other Transactions
During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired during the third quarter of 2006. The Company has classified the operating results of this business as discontinued operations. For the years ended December 31, 2009, 2008 and 2007, the effect of this line of business on the Company’s results of operations was not material. The remaining assets and liabilities related to the property catastrophe reinsurance business are not material to the Company’s consolidated financial position.
On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provides for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. On November 8, 2007, the amount of such facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. The Company had outstanding borrowings of $222.0 million, $207.0 million and $74.0 million at December 31, 2009, 2008 and 2007, respectively, under the Amended Credit Agreement. Interest on borrowings under the Amended Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or at Bank of America’s prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. The weighted average interest rate on the outstanding borrowings under the Amended Credit Agreement was 1.0%, 3.4% and 6.0% for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement.
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
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange under the symbol DFP. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined in the indenture governing the 2007 Junior Debentures. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time, subject to compliance with a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness, which is currently the 8.00% Senior Notes due 2033 (“2033 Senior Notes”). Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used primarily to repay the then outstanding borrowings under the Amended Credit Agreement and for other general corporate purposes. See Note H to the Consolidated Financial Statements.
On August 15, 2008, Delphi Financial Statutory Trust I (the “Trust”) redeemed the $20.0 million liquidation amount of Floating Rate Capital Securities (the “2003 Capital Securities”) in their entirety concurrently with the redemption by the Company of the underlying $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the “2003 Junior Debentures”) held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and interest on the 2003 Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $0.6 million in the third quarter of 2008 as a result of the redemption. The Company utilized borrowings under its Amended Credit Agreement and cash on hand to fund such redemption. The weighted average interest rates on the 2003 Junior Debentures were 7.36% and 9.45% for the years ended December 31, 2008 and 2007, respectively.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc., as underwriter. On August 21, 2009, the Company sold an additional 3.5 million shares of its Class A Common Stock in a public offering at a price to the public of $21.00 per share pursuant to an underwriting agreement dated August 18, 2009 also with Barclays Capital Inc., as underwriter. The total proceeds to the Company from these two offerings were $120.7 million, net of related underwriting discounts, commissions and expenses, and were used for general corporate purposes.
On January 20, 2010, the Company issued $250.0 million in aggregate principal amount of 7.875% senior notes with a maturity date of January 31, 2020 (the “2020 Senior Notes”) pursuant to an effective registration statement. The interest on the 2020 Senior Notes will be paid semi-annually in arrears on January 31 and July 31, commencing on July 31, 2010. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Amended Credit Agreement and for general corporate purposes.

Item 1A. Risk Factors.
The Company’s business faces various risks and uncertainties, which include those discussed below and elsewhere in this document. These risks and uncertainties could have a material adverse effect on the Company’s results of operations, liquidity and financial condition. However, these risks and uncertainties are not necessarily the only ones the Company faces. Other risks and uncertainties of which the Company is not presently aware, or that it does not now believe are significant, may adversely impact its business or the trading price of its securities. Investing in the Company’s securities involves risk and the following risk factors, together with the other information contained in this report and the other reports and documents filed by the Company with the SEC, should be considered carefully.
     The recent financial crisis has resulted in highly adverse conditions in the capital markets.
Markets in the United States and elsewhere have been experiencing extreme volatility and disruption, due in part to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally. These conditions have also exerted significant downward pressure on global stock prices, including the Company’s stock price, and reduced access to the capital markets for certain issuers. As a result, the market for virtually all fixed income instruments other than U.S. government-backed securities has experienced significant price volatility and decreased liquidity, and many of such instruments have experienced credit downgrade events and increased probability of credit loss. Further discussions of the impact of these conditions on the Company’s investment portfolio in 2008 and 2009, and of certain of the potential future impacts of these conditions, are contained in the following risk factors and elsewhere in this report.
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
     The recent recession in the United States economy could adversely affect the Company’s ability to achieve premium growth, as well as its claims experience.
The United States and global economies are presently experiencing a recession that is particularly severe in terms of its magnitude and anticipated duration. The Company’s insurance products are marketed substantially entirely in the United States. Because the customer base for the Company’s group employee benefit products consists primarily of employers and employer associations and the premiums for these products are a function of, among other things, employee headcount and wage levels for covered employees, the Company’s ability to achieve growth in the premiums for these products has been, and is likely to continue to be, adversely affected by the downward pressure on employment and wage levels in the recent recession. In addition, these economic conditions may give rise to a higher incidence of claims on the Company’s insurance products; in particular, its disability products. As a result, the Company’s results of operations, in addition to its liquidity and financial condition, may be materially adversely affected.
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
The market values of the Company’s investments vary depending on economic and market conditions, including among other things, credit spreads and interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest yields available on U.S. government-backed securities and other types of fixed maturity securities, such as corporate and municipal fixed maturity securities and non-agency mortgage-backed securities, will typically have an adverse impact on the market values of a substantial portion of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called, mature or are otherwise repaid, in whole or in part, including, in the case of mortgage-backed securities, through prepayments, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required to, or determine to, sell certain investments, whether to meet contractual obligations to its policyholders or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company. In addition, the Company is exposed to interest rate and market risks associated with the investments of its pension plans. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses in the income statement. See “Critical Accounting Policies and Estimates — Investments” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of management’s evaluation process in this regard. Declines that are considered to be temporary are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In 2008 and 2009, the Company experienced significantly increased levels of losses from declines in security values that it determined to be other than temporary and the market conditions discussed above have substantially increased the likelihood of additional future losses of this type, which losses may be significant. See “Introduction”, “Results of Operations — 2009 Compared to 2008” and “Liquidity and Capital Resources — Investments” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition, although the Company has reduced the level of its investments in investment funds organized as limited partnerships and limited liability companies, hybrid financial instruments whose return is based upon the return of similar types of limited partnerships and limited liability companies and trading account securities, the Company continues to maintain a substantial level of investments of this type. The total carrying value of such investments, at December 31, 2009, was $243.3 million. Investments in such limited partnerships and limited liability companies are reflected in the Company’s financial statements under the equity method, and such hybrid financial instruments and trading account securities are carried in the financial statements at fair value. In all of these cases, positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these investments were to experience losses in their values.
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
The Company is subject to the risk of, among other things, defaults on principal and interest payments under the corporate and municipal fixed maturity securities and mortgage loans in the Company’s investment portfolio. The recent recession in the United States and in the global economy or any of the various other factors that affect corporate, municipal and governmental issuers’ abilities to pay or, in the case of structured securities such as mortgage-backed securities, the performance and value of the underlying collateral, could result in defaults and, as a result, losses on such investments. Because the Company’s investments consist primarily of fixed maturity securities, mortgage loans and short-term investments, such defaults could materially adversely affect the Company’s results of operations, liquidity and financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited; however, there can be no assurance that such efforts will be successful.

The Company’s investment portfolio includes a program in which it participated in a diversified portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities formerly managed on its behalf by an independent investment manager, D.B. Zwirn & Co., L.P. Due to certain alleged accounting irregularities relating to investment funds formerly managed by Zwirn and the resulting high levels of investor withdrawals from such funds, the investments of these funds and of the Company’s portfolio have been placed into liquidation. In connection with the assumption by Fortress Investment Group LLC of Zwirn’s investment management functions with respect to the investment funds formerly managed by Zwirn, the Company during the third quarter of 2009 terminated its investment management arrangements with Zwirn and entered into new investment management arrangements with Fortress relating to such portfolio. The total carrying value of such portfolio, at December 31, 2009, was $80.1 million. In light of the limited liquidity of the investments in this portfolio, which has been exacerbated by the market conditions discussed above, the period over which the Company will realize the proceeds of such liquidation is likely to extend over a period of years. The Company has experienced a significant level of losses with respect to this portfolio, and such losses may continue in the future and could materially adversely affect the Company’s results of operations, liquidity and financial condition.
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
The Company transfers its exposure to some risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under the Company’s reinsurance ceded arrangements, another insurer assumes a specified portion of the Company’s risks under certain of its insurance policies in exchange for a specified portion of the premiums received by the Company under such policies. At December 31, 2009 and 2008, the Company had reinsurance receivables of $355.0 million and $376.7 million, respectively. The availability, amount, cost and terms of reinsurance varies significantly based on market conditions. Any decrease in the amount of the Company’s reinsurance ceded will increase the Company’s risk of loss and premium income, and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company’s premium income. Furthermore, the Company is subject to credit risk with respect to reinsurance ceded. The Company’s reinsurance ceded arrangements generally consist of indemnity reinsurance transactions in which the Company is liable for the transferred risks whether or not the reinsurers meet their financial obligations to the Company. Any failures on the part of such reinsurers to meet such obligations could materially affect the Company’s results of operations, in addition to its liquidity and financial condition.
Since the terrorist events of September 11, 2001, due to various factors, higher prices and less favorable terms and conditions have been offered in the reinsurance market. These market conditions are reflected in the terms of the reinsurance arrangements in effect for the Company’s excess workers’ compensation and long-term disability products. See “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the future, the Company’s reinsurers may seek price increases or other unfavorable modifications to the terms, conditions or amounts of their reinsurance coverages, although the extent of any such actions cannot currently be predicted. In recent years, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. As a result, the Company has not been able to obtain such coverages on acceptable terms, and it appears unlikely that the availability of such coverages will significantly improve in the future. The absence of these coverages would result in the Company bearing a higher portion of losses from such events if they occur. However, under the Terrorism Act, the federal government will pay 85% of the Company’s covered losses through 2014, relating to acts of domestic and international terrorism from certain property and casualty products directly written by SNCC above the Company’s annual deductible. See “Group Employee Benefit Products” in Item 1 — Business. The occurrence of a significant terrorist or catastrophic event could have a material adverse effect on the Company’s results of operations, in addition to its liquidity and financial condition.

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
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2010 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2010 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the RBC ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In December 2009, A.M. Best revised the outlook on its rating relating to SNCC to stable from negative. In June 2009, Moody’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to negative from stable. In April 2009, Fitch Ratings downgraded its ratings relating to RSLIC and SNCC to A- (Good) from A (Good). In December 2008, A.M. Best revised the outlook on its ratings relating to RSLIC, SNCC and the Company to negative from stable. In October 2008, Standard & Poor’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to negative from stable. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. In January 2010, Fitch Ratings downgraded its rating relating to the Company’s 2007 Junior Debentures to BB from BB+, and Standard & Poor’s downgraded its ratings relating to the Company’s senior unsecured debt to BBB from BBB+ and the Company’s 2007 Junior Debentures to BB+ from BBB-. In April 2009, Fitch Ratings downgraded its ratings relating to the Company’s senior unsecured debt to BBB- from BBB and to the Company’s 2007 Junior Debentures to BB+ from BBB. The Company’s senior unsecured debt ratings as of February 2010 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB, respectively. The ratings for the Company’s 2007 Junior Debentures as of February 2010 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB, Ba1 and BB+, respectively. The ratings for RSLIC’s funding agreements as of February 2010 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.
     Robert Rosenkranz has the power to vote all of Delphi’s Class B Common Stock, and his interests may differ from those of other Delphi securityholders.
Each share of Delphi’s Class A Common Stock entitles the holder to one vote per share and each share of Delphi’s Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of February 12, 2010, Mr. Robert Rosenkranz, Delphi’s Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Mr. Rosenkranz also beneficially owned or had the power to vote 321,172 shares of Class A Common Stock on such date. Holders of a majority of the aggregate voting power of our Class A Common Stock and Class B Common Stock have the power to elect all of the members of our Board of Directors (other than a single director separately elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of our assets. Mr. Rosenkranz is party to an agreement with Delphi not to vote or cause to be voted certain shares of Class A or Class B Common Stock, as applicable, if and to the extent that such shares would cause him and Rosenkranz & Company, L.P., collectively, to have more than 49.9% of the combined voting power of Delphi’s stockholders. The Company is a party to consulting and other arrangements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms. As such, his interests may differ from those of other securityholders of Delphi.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in July 2016. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 1832 Schuetz Road, St. Louis, Missouri, which consists of approximately 140,000 square feet. SNCC also owns land located at 1832 Schuetz Road, St. Louis, Missouri. DCM and FRSLIC leases its administrative office at 590 Madison Avenue, New York, New York on the 29th and 30th floors under an operating lease expiring in November 2016. Matrix leases its principal office at 5225 Hellyer Avenue, Suite 210, San Jose, California under an operating lease expiring in December 2010. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business. The Company believes that its properties and facilitates are suitable and adequate for current operations.

Item 3. Legal Proceedings
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. While this action is in its preliminary stage, the Company believes that it has substantial defenses to this action. Although it is not possible to predict the outcome of any litigation matter with certainty, the Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.
In addition to this action, the Company is a party to various other litigation and proceedings in the course of its business, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Company
The table below presents certain information concerning each of the executive officers of the Company:

Name	Age	Position

Robert Rosenkranz	67	Director of the Company; Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of RSLIC
Donald A. Sherman	59	Director and President and Chief Operating Officer of the Company
Robert M. Smith, Jr.	58	Director and Executive Vice President of the Company
Chad W. Coulter	47	Senior Vice President, Secretary and General Counsel of the Company; Vice President, General Counsel and Assistant Secretary of RSLIC
Thomas W. Burghart	51	Senior Vice President and Treasurer of the Company and Senior Vice President and Treasurer of RSLIC
Lawrence E. Daurelle	58	President and Chief Executive Officer of RSLIC
Mark A. Wilhelm	57	Chief Executive Officer of SNCC
Mr. Rosenkranz has served as Chief Executive Officer of the Company since May 1987 and as Chairman of the Board of Directors of the Company since April 1989. He served as President of the Company from May 1987 to April 2006. He also serves as Chairman of the Board or as a Director of the Company’s principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company’s common stock as of February 12, 2010.
Mr. Sherman has served as the President and Chief Operating Officer of the Company and DCM since April 2006 and has served as a Director of the Company since August 2002. Mr. Sherman also serves as a Director of the Company’s principal subsidiaries. Mr. Sherman served as Chairman and Chief Executive Officer of Waterfield Mortgage Company, Inc. (“Waterfield”) from 1999 to 2006 and as President of Waterfield from 1989 to 1999. Prior to his service at Waterfield, Mr. Sherman served as President of Hyponex Corporation and was previously a partner in the public accounting firm of Coopers and Lybrand.
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
Mr. Daurelle has served as President and Chief Executive Officer of RSLIC, FRSLIC and RSLIC-Texas since October 2000. He also served as a Director of the Company from August 2002 to May 2009. He served as Vice President and Treasurer of the Company from August 1998 to April 2001. He also serves on the Board of Directors of RSLIC, FRSLIC and RSLIC-Texas. From May 1995 to October 2000, Mr. Daurelle was Vice President and Treasurer of RSLIC, FRSLIC and RSLIC-Texas.

Mr. Wilhelm was appointed as Chief Executive Officer of SNCC effective January 1, 2010. He served as President of SNCC from April 2008 to December 2009 and as Chief Underwriting Officer of SNCC from July 2007 to December 2009. Prior to July 2007, he served as Executive Vice President of Underwriting of SNCC, where he has been employed in various capacities since 1977.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.
The closing price of the Company’s Class A Common Stock was $20.87 on February 12, 2010. There were approximately 2,500 holders of record of the Company’s Class A Common Stock as of February 12, 2010.
The Company’s Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock and the cash dividends paid per share for the Company’s Class A and Class B Common Stock.

		High	Low	Dividends
2008:	First Quarter	$35.15	$25.92	$0.09
	Second Quarter	30.95	22.26	0.10
	Third Quarter	38.50	20.17	0.10
	Fourth Quarter	31.00	7.58	0.10

2009:	First Quarter	$18.75	$9.05	$0.10
	Second Quarter	22.14	13.84	0.10
	Third Quarter	24.91	17.46	0.10
	Fourth Quarter	24.40	21.15	0.10
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s Class A Common Stock and Class B Common Stock. Since then the Company has paid dividends in each quarter. During the second quarter of 2008, the Company’s Board of Directors further increased the cash dividend by 11% to $0.10 per share, which continued at such level during 2009. In the first quarter of 2010, the cash dividend declared by the Company’s Board of Directors was $0.10 per share, and will be paid on the Company’s Class A Common Stock and Class B Common Stock on March 11, 2010. The continuing declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company’s consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Amended Credit Agreement, the 2007 Junior Debentures and the 2033 Senior Notes.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc., as underwriter. On August 21, 2009, the Company sold an additional 3.5 million shares of its Class A Common Stock in a public offering at a price to the public of $21.00 per share pursuant to an underwriting agreement dated August 18, 2009 also with Barclays Capital Inc., as underwriter. The total proceeds to the Company from these two offerings were $120.7 million, net of related underwriting discounts, commissions and expenses. These proceeds were used for general corporate purposes.
In addition, dividend payments by the Company’s insurance subsidiaries to the Company are subject to certain regulatory restrictions. See “Liquidity and Capital Resources” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Regulation” in Part I, Item 1 — Business.

Performance Graph
In order to assist stockholders in analyzing the performance of Company’s cumulative return on Class A Common Stock, a graph comparing the total return on the Company’s Class A Common Stock to the total return on the common stock of the companies included in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Insurance Index (“S&P Insurance Index”) has been provided. The S&P 500 Insurance Index includes companies in the life/health, multi-line and property-casualty insurance businesses, and insurance brokers. The graph reflects a $100 investment in the Company’s Class A Common Stock and the indices reflected therein as of December 31, 2004, and reflects the value of that investment, assuming the reinvestment of all dividends, on various dates through December 31, 2009. The historical information set forth below is not necessarily indicative of future performance.

	2004	2005	2006	2007	2008	2009
Delphi	100	100	134	117	63	78
S&P 500 Index	100	105	121	128	81	102
S&P Insurance Index	100	114	127	119	50	57

Item 6. Selected Financial Data
The selected financial data below should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data(1):	(dollars and shares in thousands, except per share data)
Insurance premiums and fee income:
Core group employee benefit products(2)	$1,346,203	$1,332,376	$1,245,548	$1,093,992	$940,833
Non-core group employee benefit products(2) (3)	8,464	10,647	22,044	30,134	20,329
Asset accumulation products	1,641	1,918	2,666	3,438	3,220
Other	44,733	39,949	33,903	29,014	25,829

	1,401,041	1,384,890	1,304,161	1,156,578	990,211
Net investment income(4)	318,187	134,850	270,547	255,871	223,569
Net realized investment (losses) gains(5)	(147,543)	(88,177)	(1,897)	(858)	9,003
Loss on redemption of junior subordinated deferrable interest debentures(6)	—	(598)	(2,192)	—	—

Total revenue	1,571,685	1,430,965	1,570,619	1,411,591	1,222,783
Income from continuing operations(7)	99,104	36,683	164,512	145,003	126,684
Net income(7)	99,104	36,683	164,512	142,068	113,334
Basic Results Per Share(1) (7):
Income from continuing operations	$1.92	$0.76	$3.27	$2.92	$2.58
Net income	1.92	0.76	3.27	2.86	2.31
Weighted average shares outstanding	51,532	48,278	50,269	49,631	49,008
Diluted Results Per Share(1) (7):
Income from continuing operations	$1.91	$0.75	$3.19	$2.85	$2.52
Net income	1.91	0.75	3.19	2.79	2.25
Weighted average shares outstanding	51,811	48,963	51,579	50,939	50,267
Other Data:
Operating earnings(8)	$195,007	$94,387	$167,170	$145,561	$120,832
Operating earnings per share(8)	3.76	1.93	3.24	2.86	2.40
Cash dividends paid per share(9)	0.40	0.39	0.35	0.31	0.24
Diluted book value per share(10)	24.42	17.05	23.28	23.70	20.96

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:	(dollars in thousands)
Total investments	$5,749,318	$4,654,923	$4,987,868	$4,483,380	$3,912,604
Total assets	6,921,375	5,953,873	6,094,810	5,670,475	5,276,170
Corporate debt	365,750	350,750	217,750	263,750	234,750
Junior subordinated debentures(11)	175,000	175,000	175,000	—	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	—	20,619	59,762	59,762
Shareholders’ equity(12)	1,359,019	820,579	1,141,390	1,174,808	1,033,039
Corporate debt to total capitalization ratio(13)	19.3%	26.1%	14.0%	17.6%	17.7%

(1)	During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired prior to the end of the third quarter of 2006. The Company has classified the operating results of this business as discontinued operations. See “Other Transactions” in Part I, Item 1 — Business.

Net income includes loss from discontinued operations, net of federal income tax benefit, as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Loss from discontinued operations, net of income tax benefit	$—	$—	$—	$(2,935)	$(13,350)
Basic per share amount	—	—	—	(0.06)	(0.27)
Diluted per share amount	—	—	—	(0.06)	(0.27)
(2)	Beginning with third quarter of 2009, assumed workers’ compensation and casualty reinsurance is included in the Company’s core products. Accordingly, to assist in comparability with prior periods, premium and production from this product have been reclassified to core products from non-core products.

(3)	Non-core group employee benefit products include LPTs, primary workers’ compensation insurance, bail bond insurance and reinsurance facilities, among others. Beginning in 2009, the payments received by the Company in connection with LPTs, which are episodic in nature, are recorded as liabilities rather than as premiums. In prior years, premiums from non-core group employee benefit products included deposits from LPTs, of $3.3 million, $14.7 million, $20.9 million and $10.4 million in 2008, 2007, 2006 and 2005, respectively. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1- Business.

(4)	Extraordinary volatility in the investment markets resulted in a significant decrease in net investment income in 2008. See “Introduction” in Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	In 2009, the Company recognized $180.2 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $144.7 million was recognized as credit-related realized investment losses in its earnings and $35.5 million remained as a component of accumulated other comprehensive income. In 2008, 2007, 2006 and 2005, the Company recognized in its earnings pre-tax losses of $78.6 million, $4.1 million, $4.2 million and $4.2 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.

(6)	In the first quarter of 2007, the Company redeemed $36.0 million of junior subordinated deferrable interest debentures and recognized a pre-tax loss of $2.2 million in connection with this redemption. During the third quarter of 2008, the Company redeemed $20.6 million of floating rate junior subordinated deferrable interest debentures and recognized a pre-tax loss of $0.6 million in connection with this redemption.

(7)	Income from continuing operations and net income include realized investment (losses) gains, net of federal income tax (benefit) expense and the loss on redemption of junior subordinated deferrable interest debentures, net of federal income tax benefit, as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Net realized investment losses, net of income tax benefit	$(95,903)	$(57,315)	$(1,233)	$(558)	$5,852
Basic per share amount	(1.86)	(1.19)	(0.03)	(0.01)	0.11
Diluted per share amount	(1.85)	(1.17)	(0.02)	(0.01)	0.12

Loss on redemption of junior subordinated deferrable interest debentures, net of income tax benefit	$—	$(389)	$(1,425)	$—	$—
Basic per share amount	—	(0.01)	(0.03)	—	—
Diluted per share amount	—	(0.01)	(0.03)	—	—

(8)	Operating earnings, which is a non-GAAP financial measure, consist of income from continuing operations excluding after-tax realized investment gains and losses, and the loss on redemption of junior subordinated deferrable interest debentures, as applicable. The Company believes that because realized investment gains and losses, redemptions of junior subordinated deferrable interest debentures and discontinued operations arise from events that, to a significant extent, are within management’s discretion and can fluctuate significantly, thus distorting comparisons between periods, a measure excluding their impacts is useful in analyzing the Company’s operating trends. Redemptions of junior subordinated deferrable interest debentures occur based on management’s decision to exercise its ability to redeem the outstanding debentures. Investment gains or losses may be realized based on management’s decision to dispose of an investment, and investment losses may be realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Discontinued operations occur based on management’s decision to exit or sell a particular business. Thus, realized investment gains and losses, losses on redemptions of junior subordinated deferrable interest debentures and results from discontinued operations are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects of these items. For these reasons, management uses the measure of operating earnings to assess performance, including, in certain cases, in connection with the performance goals under its incentive compensation plans, and to make operating plans and decisions. The Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of the financial performance of insurers. However, gains and losses of these types, particularly as to investments, occur regularly and should not be considered as non-recurring items. Further, operating earnings should not be considered a substitute for net income, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts for the indicated periods, see the table captioned “Non-GAAP Financial Measures — Reconciliation to GAAP” which follows. All per share amounts are on a diluted basis.

Non-GAAP Financial Measures — Reconciliation to GAAP

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Operating Earnings	$195,007	$94,387	$167,170	$145,561	$120,832
Net realized investment (losses) gains, net of taxes(A)	(95,903)	(57,315)	(1,233)	(558)	5,852
Loss on redemption of junior subordinated deferrable interest debentures, net of taxes(B)	—	(389)	(1,425)	—	—

Income from continuing operations	99,104	36,683	164,512	145,003	126,684
Discontinued operations, net of taxes	—	—	—	(2,935)	(13,350)

Net income	$99,104	$36,683	$164,512	$142,068	$113,334

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Diluted results per share of common stock

Operating Earnings	$3.76	$1.93	$3.24	$2.86	$2.40
Net realized investment (losses) gains, net of taxes(A)	(1.85)	(1.17)	(0.02)	(0.01)	0.12
Loss on redemption of junior subordinated deferrable interest debentures, net of taxes(B)	—	(0.01)	(0.03)	—	—

Income from continuing operations	1.91	0.75	3.19	2.85	2.52
Discontinued operations, net of taxes	—	—	—	(0.06)	(0.27)

Net income	$1.91	$0.75	$3.19	$2.79	$2.25

(A)	Net of an income tax (benefit) expense of $(51.6) million, $(30.9) million, $(0.7) million, $(0.3) million and $3.2 million, or $(1.00) per diluted share, $(0.63) per diluted share, $(0.01) per diluted share, $(0.01) per diluted share and $0.06 per diluted share for 2009, 2008, 2007, 2006 and 2005, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(B)	Net of an income tax benefit of $0.2 million and $0.8 million, or $0.00 per diluted share and $0.01 per diluted share for 2008 and 2007, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.
(9)	In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s outstanding Class A and Class B Common Stock and has subsequently increased the dividend rate from time to time. The quarterly cash dividend was $0.06 per share during 2005. In the first quarter of 2006, the Company’s Board of Directors increased the cash dividend to $0.07 per share and subsequently increased it to $0.08 per share in the second quarter of 2006. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend to $0.09 per share. During the second quarter of 2008, the Company’s Board of Directors further increased the cash dividend to $0.10 per share. During 2009, 2008, 2007, 2006 and 2005, the Company paid cash dividends on its outstanding capital stock in the amount of $20.2 million, $18.4 million, $17.2 million, $15.0 million and $11.6 million, respectively. See Note I to the Consolidated Financial Statements.

(10)	Diluted book value per share is calculated by dividing shareholders’ equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(11)	In May 2007, the Company issued $175.0 million of 2007 Junior Debentures. See “Other Transactions” in Part I, Item 1 — Business and Note H to the Consolidated Financial Statements.

(12)	Due to the adoption of new guidance relating to the accounting for deferred policy acquisition costs in connection with internal replacements, the Company made a reduction to its retained earnings at January 1, 2007 in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet. See Note A to the Consolidated Financial Statements under the caption “Cost of Business Acquired”.

(13)	The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company’s long-term corporate debt, junior subordinated debentures, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily long-term and short-term disability, life, excess workers’ compensation insurance for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted, in particular, the Company’s disability and primary and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.
The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products. However, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for the Company’s excess workers’ compensation products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and achieved significantly improved levels of new business production for these products in 2009. In addition, based on the growth and development of the Company’s assumed workers’ compensation and casualty reinsurance product, the Company has included this product in its core products beginning with the third quarter of 2009.
For its other group employee benefit products, the Company is presently experiencing challenging market conditions from a competitive standpoint, particularly as to pricing. These conditions, in addition to the downward pressure on employment and wage levels exerted by the recent recession, are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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

As noted above and elsewhere in this report, the management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing into early 2010, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility. See Part I, Item 1A - Risk Factors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $406.8 million and $401.6 million at December 31, 2009 and 2008, respectively.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2009, during which more favorable market conditions emerged, as compared to 2008. However, these market conditions may worsen in the future and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the total carrying value of the Company’s available for sale investment portfolio recovered significantly during 2009, the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary increased significantly during this period. In light of the continuing effects of the market conditions discussed above, investment losses of this type and magnitude may continue or increase in the future.
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
Results of Operations
2009 Compared to 2008
Summary of Results. Net income was $99.1 million, or $1.91 per diluted share, in 2009 as compared to $36.7 million, or $0.75 per diluted share, in 2008. Net income in 2009 and 2008 included net realized investment losses, net of the related income tax benefit, of $95.9 million, or $1.85 per diluted share, and $57.3 million, or $1.17 per diluted share, respectively. Net income in 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and growth in income from the Company’s core group employee benefit products, and was adversely impacted by an increased level of realized investment losses due to the continuing effects of the adverse market conditions discussed above. See “Introduction”. Net investment income in 2009 reflects an increase in the tax equivalent weighted average annual yield on invested assets to 6.7% from 3.2% in 2008. Realized investment losses in 2009 and 2008 included losses, net of the related income tax benefit, of $94.1 million, or $1.82 per diluted share, and $51.1 million, or $1.04 per diluted share, respectively, due to the other than temporary declines in the market values of various fixed maturity and other securities.

The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of income from continuing operations excluding after-tax realized investment gains and losses, and the loss on redemption of junior subordinated deferrable interest debentures, as applicable. The Company believes that because realized investment gains and losses, redemption of junior subordinated deferrable interest debentures and discontinued operations arise from events that, to a significant extent, are within management’s discretion and can fluctuate significantly, thus distorting comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Redemptions of junior subordinated deferrable interest debentures occur based on management’s decision to exercise its ability to redeem the outstanding debentures. Investment gains or losses may be realized based on management’s decision to dispose of an investment, and investment losses may be realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Discontinued operations occur based on management’s decision to exit or sell a particular business. Thus, realized investment gains and losses, losses on redemption of junior subordinated deferrable interest debentures and results from discontinued operations are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects of these items. For these reasons, management uses the measure of operating earnings to assess performance, including in connection with certain of the performance goals under its incentive compensation plans, and to make operating plans and decisions. The Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains and losses of these types, particularly as to investments, occur regularly and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts for the indicated periods, see the table on page 31 captioned “Non-GAAP Financial Measures — Reconciliation to GAAP” which can be found in Part II, Item 6 — Selected Financial Data.
Operating earnings for the Company were $195.0 million, or $3.76 per diluted share, in 2009 as compared to $94.4 million, or $1.93 per diluted share, in 2008. This increase is primarily attributable to a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and growth in income from the Company’s core group employee benefit products.
Premium and Fee Income. Premium and fee income was $1,401.0 million and $1,384.9 million in 2009 and 2008, respectively. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and assumed workers’ compensation and casualty reinsurance, was $1,346.2 million and $1,332.4 million in 2009 and 2008, respectively. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have also been included in premiums from core group employee benefit products for prior periods. See “Group Employee Benefit Products” in Part I, Item 1 — Business. Premiums from excess workers’ compensation insurance for self-insured employers were $277.5 million in 2009 as compared to $264.2 million in 2008, an increase of 5%. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 75% to $45.3 million in 2009 from $25.8 million in 2008. Premiums from assumed workers’ compensation and casualty reinsurance increased 53% to $34.2 million in 2009 from $22.4 million in 2008. Assumed workers’ compensation and casualty reinsurance production increased 42% to $17.2 million in 2009 from $12.1 million in 2008. The retention of existing excess workers’ compensation customers in 2009 remained strong. SNCC’s rates declined modestly in its January 2010 renewals and SIRs on average are up modestly in 2010 for new and renewal policies. Excess workers’ compensation new business production for the January 2010 renewal season was $10.6 million as compared to $11.5 million for the January 2009 season.
Premiums from the Company’s other core group employee benefit products were $1,034.6 million and $1,045.8 million in 2009 and 2008, respectively. During 2009 and 2008, premiums from the Company’s group life products were $393.2 million and $402.9 million, respectively, and premiums from the Company’s group disability products were $560.4 million and $572.6 million, respectively. Premiums from the Company’s turnkey disability business increased 7% to $54.0 million in 2009 from $50.3 million in 2008. New business production for the Company’s other core group employee benefit products decreased to $230.4 million in 2009 from $275.8 million in 2008. Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from turnkey disability product has also been included in core production for prior periods. The level of production achieved from these other core group employee products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals).

The Company continues to implement price increases for certain existing group disability and group life insurance customers. The payments received by the Company in connection with LPT’s, which are recorded as liabilities rather than as premiums, were $40.0 million in 2009 as compared to $3.3 million in 2008.
Deposits from the Company’s asset accumulation products were $248.6 million in 2009 as compared to $245.1 million in 2008. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2010 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in 2009 was $318.2 million as compared to $134.9 million in 2008. This increase reflects an increase in the tax equivalent weighted average annual yield on invested assets to 6.7% in 2009 from 3.2% in 2008, primarily attributable to the improved performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. The level of net investment income in the 2009 period also reflects a 7% increase in average invested assets to $5,053.3 million in 2009 from $4,728.1 million in 2008.
Net Realized Investment Losses. Net realized investment losses were $147.5 million in 2009 as compared to $88.2 million in 2008. The Company monitors its investments on an ongoing basis. When the market value of a security classified as available for sale declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. If management judges the decline to be other than temporary, the portion of the decline related to credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $180.2 million of losses in 2009 due to the other than temporary declines in the market values of certain fixed maturity and other investments, of which $144.7 million was recognized as credit-related realized investment losses and $35.5 million remained as a component of accumulated other comprehensive income. The Company recognized $78.6 million of realized losses due to other than temporary impairments in 2008. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2009 and 2008, the Company recognized $2.8 million and $9.6 million, respectively, of net losses on the sales of securities.
The Company may continue to recognize losses due to other than temporary declines in security market values in the future, particularly in light of the ongoing volatility in the financial markets, and such losses may be significant. See Part I, Item 1A — Risk Factors and “Introduction”. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources — Investments”.
Benefits and Expenses. Policyholder benefits and expenses were $1,424.9 million in 2009 as compared to $1,366.9 million in 2008. This increase reflects the increase in premiums from the Company’s group employee benefit products discussed above and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefits products was 93.3% and 92.2% in 2009 and 2008, respectively. The increase in the combined ratio in 2009 resulted primarily from increased spending on new product development at SNCC. Amortization of cost of business acquired was accelerated by $1.8 million during 2009, primarily due to the increase in the Company’s tax equivalent weighted average annual yield on invested assets. See “Critical Accounting Policies and Estimates — Deferred Acquisition Costs”. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% in both 2009 and 2008.

Interest Expense. Interest expense was $28.5 million in 2009 as compared to $31.6 million in 2008, a decrease of $3.1 million. This decrease primarily resulted from a decrease in the interest rate on the weighted average borrowings under the Amended Credit Agreement and from the redemption of the 2003 Junior Debentures in the third quarter of 2008.
Income Tax Expense (Benefit). Income tax expense (benefit) was $19.3 million in 2009 as compared to $(4.2) million in 2008 primarily due to the higher level of the Company’s operating income. The Company’s effective tax rate increased to 16.3% in 2009 from 13.1% in 2008.
2008 Compared to 2007
Summary of Results. Net income was $36.7 million, or $0.75 per diluted share, in 2008 as compared to $164.5 million, or $3.19 per diluted share, in 2007. Net income in 2008 and 2007 included net realized investment losses, net of the related income tax benefit, of $57.3 million, or $1.17 per diluted share, and $1.2 million, or $0.02 per diluted share, respectively. Net income in 2008 benefited from growth in income from the Company’s core group employee benefit products and was adversely impacted by realized investment losses and a significant decrease in net investment income. See “Introduction”. Core group employee benefit products include disability, group life, excess workers’ compensation, assumed workers’ compensation and casualty reinsurance, travel accident and dental insurance. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have also been included in premiums from core group employee benefit products for prior periods. See “Group Employee Benefit Products” in Part I, Item 1 — Business. Premiums from these core group employee benefit products increased 7% in 2008 and the combined ratio (loss ratio plus expense ratio) for group employee benefit products was 92.2% in 2008 and 92.4% in 2007. Realized investment losses in 2008 and 2007 included losses, net of the related income tax benefit, of $51.1 million, or $1.04 per diluted share, and $2.6 million, or $0.05 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. Net investment income decreased in 2008 from 2007 due to a lower tax equivalent weighted average annual yield on invested assets of 3.2% in 2008 as compared to 6.2% in 2007.
Premium and Fee Income. Premium and fee income in 2008 was $1,384.9 million as compared to $1,304.2 million in 2007, an increase of 6%. Premiums from core group employee benefit products increased 7% to $1,332.4 million in 2008 from $1,245.5 million in 2007. This increase reflects normal growth in employment and salary levels for the Company’s existing customer base, price increases and new business production. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have also been included in premiums from core group employee benefit products for prior periods. Premiums from excess workers’ compensation insurance for self-insured employers were $264.2 million in 2008 as compared to $276.2 million in 2007. Excess workers’ compensation premiums in 2007 included $3.5 million of 2006 policy year premiums from Canadian policies assumed by SNCC in the first quarter of 2007 under the renewal rights agreement into which SNCC entered in 2005 (the “Renewal Rights Agreement”), pursuant to Canadian regulatory approval received in the first quarter of 2007. Under the Renewal Rights Agreement, SNCC acquired, among other things, the right to offer renewal quotes to expiring excess workers’ compensation policies of a former competitor. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $25.8 million in 2008 as compared to $30.1 million in 2007, which included new business production of $3.4 million from the Renewal Rights Agreement. The retention of existing excess workers’ compensation customers in 2008 remained strong.
Premiums from the Company’s other core group employee benefit products increased 10% to $1,045.8 million in 2008 from $951.7 million in 2007, primarily reflecting a 9% increase in premiums from the Company’s group disability products, a 10% increase in premiums from the Company’s group life products, new business production, and a decrease in premiums ceded by the Company to reinsurers for these products. During 2008, premiums from the Company’s group life products increased to $402.9 million from $364.8 million in 2007, primarily reflecting new business production and a decrease in premiums ceded by the Company to reinsurers. During 2008, premiums from the Company’s group disability products increased to $572.6 million from $527.5 million in 2007, primarily reflecting new business production. Premiums from the Company’s turnkey disability business were $50.3 million and $49.8 million in 2008 and 2007, respectively. New business production for the Company’s other core group employee benefit products was $275.8 million in 2008 as compared to $266.2 million in 2007. Beginning with the third quarter of 2009, production from the Company’s turnkey disability product is included in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from turnkey disability product has also been included in core production for prior periods. The level of production achieved from these other core group employee products also reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals) which resulted in a 7% increase in production based on the number of cases sold as compared to 2007.
Premiums from non-core group employee benefit products were $10.6 million in 2008 as compared to $22.0 million in 2007, primarily due to a lower level of LPTs, which are episodic in nature. Beginning in the first quarter of 2009, the Company recorded payments received in connection with LPTs as liabilities rather than as premiums.
Deposits from the Company’s asset accumulation products were $245.1 million in 2008 as compared to $107.1 million in 2007. This increase in deposits is primarily due to increased sales of the Company’s multi-year rate guarantee products. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements are recorded as liabilities rather than as premiums.
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
Benefits and Expenses. Policyholder benefits and expenses were $1,366.9 million in 2008 as compared to $1,310.6 million in 2007. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefits products decreased to 92.2% in 2008 from 92.4% in 2007. Amortization of cost of business acquired was decelerated by $10.9 million during 2008, primarily due to the decrease in the Company’s tax equivalent weighted average annual yield on invested assets. See “Critical Accounting Policies and Estimates — Deferred Acquisition Costs”. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% in 2008 and 2007.

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
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under the Amended Credit Agreement and interest payments on the 2020 Senior Notes, the 2033 Senior Notes and the 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. During the first quarter of 2010, the Company issued the 2020 Senior Notes, which will mature in January 2020 and pay interest semi-annually in arrears on January 31 and July 31, commencing on July 31, 2010. The 2033 Senior Notes, 2020 Senior Notes and 2007 Junior Debentures contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions of the 2033 Senior Notes and the 2007 Junior Debentures, see Notes E and H, respectively, to the Consolidated Financial Statements included in this Form 10-K.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $84.3 million of financial resources at the holding company level at December 31, 2009, primarily comprised of short-term investments and in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. During 2010, the Company anticipates that its insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $113.8 million. See “Regulation” in Part I, Item 1 — Business. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2009, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At December 31, 2009, the Company had $222.0 million of outstanding borrowings and $128.0 million of borrowings remaining available under the Amended Credit Agreement. The Company used the proceeds from the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Amended Credit Agreement during January 2010 and for general corporate purposes.

During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. At December 31, 2009 and 2008, the Company’s reserves related to the funding agreements were $66.1 million and $101.1 million, respectively.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc. as underwriter. On August 21, 2009, the Company sold an additional 3.5 million shares of its Class A Common Stock in a public offering at a price to the public of $21.00 per share pursuant to an underwriting agreement dated August 18, 2009 also with Barclays Capital Inc., as underwriter. The total proceeds to the Company from these two offerings was $120.7 million, net of related underwriting discounts, commissions and expenses.
On February 11, 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share on the Company’s Class A Common Stock and Class B Common Stock, which will be paid on March 11, 2010.
The following table summarizes the Company’s significant contractual obligations at December 31, 2009 and the future periods in which such obligations are expected to be settled in cash. The 2033 Senior Notes and 2007 Junior Debentures are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the Consolidated Financial Statements, as referenced in the table:
Contractual Obligations

	Payments Due by Period
		Less than	1 -3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Other long-term liabilities(1)
Life	$1,535,562	$351,264	$318,809	$209,768	$655,721
Casualty	1,876,098	123,745	199,780	176,635	1,375,938
Annuity	1,992,625	211,899	457,942	464,731	858,053
Corporate debt (Note E)	365,750	222,000	—	—	143,750
Interest on corporate debt (Note E)(2)	271,139	12,087	23,334	23,000	212,718
Advances from Federal Home Loan Bank (Note F)	55,000	—	—	—	55,000
Interest on advances from Federal Home Loan Bank (Note F)	42,848	4,106	8,211	8,211	22,320
Junior subordinated debentures (Note H)	175,000	—	—	—	175,000
Interest on junior subordinated debentures (Note H)(3)	354,898	12,908	25,816	25,816	290,358
Operating lease obligations (Note K)	71,761	12,690	25,664	20,257	13,150

Total contractual obligations	$6,740,681	$950,699	$1,059,556	$928,418	$3,802,008

(1)	Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company’s insurance products, as well as policyholder account balances. Substantially all of the amounts reflected in this table with respect to such liabilities consist of estimates by the Company’s management based on various actuarial and other assumptions relating to the Company’s insurance products and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company’s insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table and such differences are likely to be significant. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses”.

(2)	Primarily includes interest on the 2033 Senior Notes.

(3)	Interest on the 2007 Junior Debentures is fixed at 7.376% until May 15, 2017.

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
The principal liquidity requirements of the Company’s insurance subsidiaries are their contractual obligations to policyholders and other financing sources and operating expenses. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio in an effort to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See “Asset/Liability Management and Market Risk.” Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy on both a short-term and long-term basis these contractual obligations throughout their estimated or stated period. However, if such contractual obligations were to arise more rapidly or in greater amounts than anticipated in the Company’s asset/liability matching analysis, the Company could be required to sell securities earlier than anticipated, potentially resulting in the realization of capital losses, or to borrow funds from available credit sources, in order to fund the payment of such obligations. In any of such events, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.
Cash Flows. Operating activities increased cash by $460.5 million, $396.3 million and $383.3 million in 2009, 2008 and 2007, respectively. Net investing activities used $686.0 million of cash during 2009 primarily for the purchase of securities. Financing activities provided $227.0 million of cash during 2009, principally from deposits to policyholder accounts and proceeds from the issuance of 6.5 million shares of its Class A Common Stock in two separate public offerings, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $5,749.3 million at December 31, 2009, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $243.3 million at December 31, 2009. At December 31, 2009, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities formerly managed on the Company’s behalf by Zwirn was $80.1 million. In connection with the assumption by Fortress of Zwirn’s investment management functions with respect to the investment funds formerly managed by Zwirn, the Company has terminated its investment management arrangements with Zwirn and entered into new investment management arrangements with Fortress relating to such portfolio. See Part I, Item 1A — Risk Factors.
During 2009, the fair value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $508.9 million from year-end 2008, before the related decrease in the cost of business acquired of $36.2 million and a decrease in the income tax provision of $165.5 million. At December 31, 2009, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $194.7 million (of which $173.2 million was attributable to investment grade securities) and $252.5 million (of which $117.2 million was attributable to investment grade securities), respectively. In addition, the Company recognized pre-tax net investment losses of $147.5 million in 2009. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “A” at December 31, 2009. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks, which are discussed below. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results” and Part I, Item 1A — Risk Factors for a discussion of various risks relating to the Company’s investment portfolio.
At December 31, 2009, approximately 22% of the Company’s total invested assets were comprised of corporate fixed maturity securities. Eighty-five percent of the Company’s corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA — 7%, AA — 8%, A — 27%, and

BBB — 42%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To manage its exposure to corporate credit risk, the Company attempts to diversify its investments across economic sectors, industry classes and issuers.
Mortgage-backed securities comprised 27% of the Company’s total invested assets at December 31, 2009. Seventy-seven percent of the Company’s mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. These ratings do not take into account the diminished probability of losses in those instances where the securities were purchased at discounts to their face values, as was a substantial portion of the Company’s mortgage-backed securities portfolio. In the process recently initiated by the NAIC for 2009 in which, among other things, such discounts are taken into account along with modeling of potential losses with respect to the securities’ underlying collateral, the percentage of the Company’s mortgage-backed securities portfolio having received an NAIC rating equivalent to an investment grade rating, based on fair values, was 95%. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security’s underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure, and can subject the Company to credit risk, depending on the nature of the underlying collateral, the characteristics of the underlying borrowers and such repayment priority. The Company seeks to manage this risk by emphasizing the more predictable payment classes and securities with stable collateral. See Part I, Item 1A — Risk Factors and “Introduction”. At December 31, 2009, the market value of this portfolio was $1,555.4 million, as compared with a total amortized cost of $1,572.0 million.
At December 31, 2009, municipal fixed maturity securities represented approximately 32% of the Company’s total invested assets, of which approximately 66% were insured by third-party financial guarantors. See Note B to the Consolidated Financial Statements included herein. As part of its investment portfolio repositioning discussed above, the Company has increased the portfolio’s allocation to municipal securities. See “Introduction”. Due in particular to the impacts that the recent economic recession has had and may in the future have on the finances of state and local governments, and the uncertainties associated with the abilities of the financial guarantors to meet their insurance obligations, these securities subject the Company to a degree of credit risk. The extent of this risk may increase in the future if the recessionary environment continues or worsens. The Company’s municipal securities had a weighted average credit rating of “AA” at December 31, 2009. For insured municipal fixed maturity securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance the weighted average credit rating at December 31, 2009 by such organizations was “AA”.
The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2009, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 10.5 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.
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
Asset/Liability Management and Market Risk. Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company’s other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the “duration gap,” remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which relate to its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2009, the Company maintained these duration gaps within these maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements, primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2009, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in foreign currency denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts. The Company’s investment in foreign currency denominated fixed maturity securities during 2009 was less than 0.6% of total invested assets.
The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses assist the Company in estimating the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company’s interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $79.6 million at December 31, 2009 as compared to a decline of approximately $68.0 million at December 31, 2008. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company’s investment portfolio in reaction to such interest rate changes. Consequently, the results indicated by these analyses will likely be materially different from the actual changes in the value of the Company’s assets that will be experienced under given interest rate scenarios.
The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, its and its insurance subsidiaries’ current and future capital requirements, the interest rate environment and other market conditions. At December 31, 2009, a hypothetical 10% decrease in market interest rates would cause a corresponding $7.8 million increase in the fair value of the 2033 Senior Notes as compared to an increase of $1.5 million at December 31, 2008. Because interest expense on borrowings under the Amended Credit Agreement that were outstanding at December 31, 2009 would have fluctuated as prevailing interest rates changed, changes in market rates would not have materially affected their fair value. At December 31, 2009, a hypothetical 10% decrease in market interest rates would cause a corresponding $5.7 million increase in the fair value of the 2007 Junior Debentures as compared to an increase of $1.5 million at December 31, 2008.
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
Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $2,803.2 million at December 31, 2009, represent management’s best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company’s property and casualty reserve methodologies, assumptions and the resulting reserves. The Company’s projected ultimate insurance liabilities and associated reserves are estimates, which are subject to variability. This variability arises because the factors and events affecting the ultimate liability for claims have not all taken place, and thus cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company’s insurance reserves are based upon management’s informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company’s insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company’s results of operations for the periods in which such revisions are made. As discussed above, the Company assumptions with regard to the claims payment pattern for its excess workers’ compensation insurance products were modified in 2008. No material changes in the current year in the actuarial methods and/or assumptions from those used in the previous periods were made. See “Property and Casualty Insurance Reserves” in Part I, Item 1 — Business.
The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company’s disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant’s age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent increase or decrease in the group long-term disability claim termination rate established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2009 by approximately $0.9 million, which would in turn have increased or decreased, respectively, its 2009 net income by $0.6 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company’s discount rate assumptions are discussed in further detail below.
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

The following table summarizes the composition of the Company’s total reserves for disability, accident and property and casualty claims and claim expenses, split between case and IBNR reserves, as of December 31, 2009 (dollars in millions):

Balance, net of reinsurance:
Case reserves:
Disability and accident	$887.2
Property and casualty	333.1

IBNR reserves:
Disability and accident	227.9
Property and casualty	745.5

Total reserves	2,193.7

Reinsurance receivables	209.1

Balance, gross of reinsurance	$2,402.8

Balance Sheets:
Future policy benefits:
Disability and accident	$781.7

Unpaid claims and claim expenses:
Disability and accident	433.3
Property and casualty	1,187.8

$2,402.8

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company’s property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, the expected timing of claims payments, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year in which the claim is incurred. At December 31, 2009, disability and primary and excess workers’ compensation reserves for unpaid claims and claim expenses with a carrying value of $1,519.1 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 1.5% to 7.5%. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess and primary workers’ compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers’ compensation claims incurred in 2009 would have decreased the amount of the reserves it established with respect to such claims by approximately $5.1 million, and a 25 basis point decrease in such rates would have increased the amount of such reserves by the same amount. In both cases, discount rate changes of this type and magnitude would be intended to reasonably reflect corresponding changes in market interest rates. These levels of change to the Company’s discount rate would have increased, in the first case, or decreased, in the second, its 2009 net income by $3.3 million.
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
For the Company’s property and casualty insurance products, a review of the ten most recent years’ historical loss development variation reflects an annual range of —3.4% to + 6.6%. The average annual increase reflected in such review was +3.7% and the average decrease was —1.7%. If the Company were to assume subsequent loss development of +3.7% or —1.7%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2009 would be increased by $40.2 million in the first case, which would have decreased its 2009 net income by $26.1 million, or decreased by $18.7 million in the second, which would have increased its 2009 net income by $12.2 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company’s results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company’s unpaid claims and claim expenses could be changed by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
For the reasons described above, if the Company’s actual loss experience from its current or discontinued products is less favorable than the Company’s assumptions or estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.
Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting, and certain sales support expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet. Due to the adoption of new guidance relating to the accounting for deferred policy acquisition costs in connection with internal replacements, the Company made an after-tax reduction to its retained earnings at January 1, 2007 in the amount of $82.6 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet at December 31, 2006. See Note A to the Consolidated Financial Statements.
Deferred acquisition costs related to group life, disability and accident products, which totaled $141.6 million at December 31, 2009, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Persistency, which measures the rate at which the Company’s policyholders elect to renew their insurance policies, was the sole key assumption used in calculating the amortization of deferred acquisition costs for the Company’s group life, disability and accident products in 2009, 2008 and 2007. The actual persistency of these products has not fluctuated significantly in recent years, nor has the level of future persistency of these products assumed by the Company for purposes of such calculations. Deferred acquisition costs related to casualty insurance products, which totaled $14.7 million at December 31, 2009, are amortized ratably over the period in which the related premium is earned, which is generally one year.
Deferred acquisition costs related to annuity products, which totaled $94.0 million at December 31, 2009, are amortized over the anticipated lives of the annuity policies in relation to the expense margins. The amortization is a constant percentage of estimated future gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated future gross profits. The key assumptions utilized in the Company’s estimates of future gross profits in 2009, 2008 and 2007 relate to the underlying annuity policies’ future crediting rates and persistency, the Company’s future yield on investments supporting the policies and level of expense necessary to maintain the policies over their entire lives. Adjustments are made, generally on an annual basis, to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. As a result of this process, known as “unlocking”, the Company records an adjustment to its deferred acquisition costs balance, which may be positive or negative, in order to reflect any changes in the amounts reflected in its key assumptions. A negative adjustment results in a corresponding benefit to the Company’s net income, while a positive adjustment results in a corresponding charge to net income. Changes in the Company’s deferred acquisition cost balance due to unlocking were

$(1.8) million, $10.9 million and $1.5 million for the 2009, 2008 and 2007 years. If significant changes in the levels of the Company’s key assumptions relating to its deferred acquisition costs balance were to occur in the future, such changes could result in a large unlocking event that would materially affect the Company’s results of operations and financial condition. If estimated gross profits for all future years on business in force at December 31, 2009 were to increase or decrease by 10%, the deferred policy acquisition costs balance at December 31, 2009 would increase, in the first case, by $5.9 million or decrease, in the second case, by $7.9 million.
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
Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $100.8 million, $79.9 million and $80.7 million in 2009, 2008 and 2007, respectively. These amounts represented 48%, 49% and 59% of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods.
Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income or loss in shareholders’ equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Ninety-four percent of the Company’s fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. Investments acquired through private placements which are not actively traded in a liquid market and do not have other mechanisms for their liquidation totaled $163.0 million at December 31, 2009. The Company estimates the fair value for these securities primarily by comparison to similar securities with quoted market prices. If quotes are not available on similar securities, the Company estimates fair value based on recent purchases or sales of similar securities or other internally prepared valuations. Key assumptions used in this process include the level of risk-free interest rates, risk premiums, and performance of underlying collateral, if applicable. In certain cases, estimates of the fair value of investments managed by third party investment managers are based on values provided to the Company by such managers. In addition, due to the market conditions described above (see Part I, Item 1A — Risk Factors and “Introduction”), market trading activity relating to securities of the type contained within certain portions of the Company’s mortgage-backed securities and collateralized loan obligation portfolios has substantially declined or ceased or exist. Accordingly, fair values for these investments have been determined based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. See Note C to the Consolidated Financial Statements included in this Form 10-K. The total amount of these investments was $237.6 million at December 31, 2009. All of these investments, as well as the Company’s private placement investments, are classified as available for sale. The Company’s ability to liquidate these investments in a timely manner, if necessary, may be limited by the lack of an actively traded market. The Company believes that its estimates reasonably reflect the fair value of these securities; however, had there been an active market for these securities during the applicable reporting period, the market prices may have been materially different from the amounts reported.
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
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. Under this methodology, management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, recent changes in credit ratings of the issuer by nationally recognized rating agencies, and loan to collateral value ratios and current levels of subordination and vintages of its residential and commercial mortgage-backed securities to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. Management also considers the length of time and extent to which the fair value of the investment is lower than its amortized cost and evaluates whether the Company intends to, or will more likely than not be required to, sell the investment before the anticipated recovery in the investment’s fair value.

If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell, or determines that it will more likely than not be required to sell, the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will not be required to do so, declines in the security’s fair value that management judges to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all investments other than fixed maturity securities that are considered in the judgment of management to be other than temporary are reported as realized investment losses. In 2009, the Company recognized $117.2 million of after-tax other than temporary impairment losses, of which $94.1 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $23.1 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit. In 2008 and 2007, the Company recognized after-tax realized investment losses totaling $51.1 million and $2.6 million, respectively, for the other than temporary decline in the value of various fixed maturity and other securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer’s credit ratings, deteriorating financial results of issuers, adverse changes in the estimated amount and timing of future security cash flows and the impact of adverse economic conditions on issuers’ financial positions. Investment grade and non-investment grade fixed maturity securities comprised 74% and 11%, respectively, of the Company’s total investment portfolio at December 31, 2009. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $173.2 million and $117.2 million, respectively, at December 31, 2009. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $21.5 million and $135.3 million, respectively, at December 31, 2009. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company’s balance sheet as a component of accumulated other comprehensive income or loss. The Company may recognize additional losses due to other than temporary declines in security market values in the future, particularly if the adverse market conditions described above (see Part I, Item 1A — Risk Factors and “Introduction”) were to persist or worsen. The extent of any such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. While it is not possible to predict the extent of any future changes in value or the results of the future application of these procedures with respect to these securities, current market conditions have substantially increased the likelihood of additional future losses due to impairments of this type and such losses may be significant. There can be no assurance that the Company will realize investment gains in the future that would ameliorate the effect of any such losses.
The Company also invests in certain investment funds organized as limited partnerships and limited liability companies which invest in various financial instruments. For a discussion of the Company’s repositioning of its investment portfolio to reduce the level of investments of this type, see “Introduction”. These investments are reflected in the Company’s financial statements under the equity method; accordingly, positive or negative changes in the value of the investees’ underlying investments are included in net investment income. For this purpose, the Company estimates the values of its investments in these entities based on values provided by their managers. The Company believes that its estimates reasonably reflect the values of its investments in these fund entities; however, there can be no assurance that such values will ultimately be realized upon liquidation of such investments, which generally can occur only through a redemption or withdrawal from the various fund entities, since no trading market exists for these investments. Such redemptions and withdrawals are generally available only at specified intervals upon the giving of specified prior notice to the applicable entity.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by Item 7A is included in this Form 10-K under the heading “Liquidity and Capital Resources — Asset/Liability Management and Market Risk.” beginning on page 41 of this Form 10-K.
Item 8. Financial Statements and Supplementary Data
The information required by Item 8 is included in this Form 10-K beginning on page 56 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Senior Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.
Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm’s report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Delphi Financial Group, Inc.
We have audited Delphi Financial Group, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 1, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference, and in Item 4 in Part I of this Form 10-K.
On May 20, 2009, Robert Rosenkranz, the Company’s Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.
Item 11. Executive Compensation
The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 57 of this Form 10-K.

(b)	The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp., and SIG Holdings, Inc. (5)

2.2	Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (7)

3.1	Amendment to Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2) (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (6)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1) (15)

3.4	Amended and Restated By-laws of Delphi Financial Group, Inc., as amended (Exhibit 3.1) (17)

4.1	Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a)) (11)

4.2	First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b)) (11)

4.3	Amended and Restated Declaration of Delphi Financial Statutory Trust I, dated as of May 15, 2003, by and among U.S. Bank National Association, as Institutional Trustee, Delphi Financial Group, Inc., as Sponsor, and the Administrators named therein (Exhibit 4.1) (12)

4.4	Indenture, dated as of May 15, 2003, between Delphi Financial Group, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2) (12)

4.5	Guarantee Agreement, dated as of May 15, 2003, by and between Delphi Financial Group, Inc., as Guarantor, and U.S. Bank National Association, as Trustee (Exhibit 4.3) (12)

4.6	Junior Subordinated Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.1) (21)

4.7	First Supplemental Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.2) (21)

4.8	Form of Junior Subordinated Debentures (Exhibit 4.3) (21)

4.9	Senior Notes Indenture, dated January 20, 2010, between the Company and U.S. Bank National Association, as trustee (Exhibit 4.1) (22)

4.10	First Supplemental Indenture, dated as of January 20, 2010, between the Company and U.S. Bank National Association, as trustee (Exhibit 4.2) (22)

4.11	Form of 7.875% Senior Note due 2020 (Exhibit 4.3) (22)

10.1	Amended and Restated Credit Agreement, dated as of October 25, 2006, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (19)

10.2	Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1) (8)

10.3	The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (1)

10.4	Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2) (9)

10.5	Investment Consulting Agreement, dated as of November 10, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and the Company (Exhibit 10.8) (2)

10.6	Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9) (2)

10.7	2003 Bonus Criteria for Chairman, President and Chief Executive Officer of Delphi Financial Group, Inc. (Exhibit 10.1) (10)

10.8	SIG Holdings, Inc. 1992 Long-Term Incentive Plan (Exhibit 10.12) (4)

10.9	Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30) (5)

10.10	Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(5)

10.11	Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15) (5)

10.12	Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.2) (20)

10.13	2007 Exhibits to the Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.3) (20)

10.14	Stock Option Award Agreement, dated July 8, 2003, for Harold F. Ilg (Exhibit 10.5) (12)

10.15	Amendment of Stock Option Award Agreement, dated January 4, 2006, for Harold F. Ilg (Exhibit 10.17) (16)

10.16	Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1) (13)

10.17	Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (Exhibit 10.19) (16)

10.18	Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Plan (Exhibit 10.1) (20)

10.19	Employment Agreement, dated March 18, 1994, for Robert M. Smith, Jr. (Exhibit 10.31) (3)

10.20	Employment Agreement, dated July 8, 2003, between Safety National Casualty Corporation and Harold F. Ilg (Exhibit 10.6) (12)

10.21	Employment letter, dated April 19, 2006, for Donald A. Sherman (Exhibit 10.1) (18)

10.22	Form of Restricted Share Unit Award Agreement (Exhibit 99.1) (14)

10.23	SIG Holdings, Inc. Note Agreement, dated as of May 20, 1994 (8.5% Senior Secured Notes due 2003) (Exhibit 10.25) (4)

10.24	Borrower Pledge Agreement, dated as of May 20, 1994, between SIG Holdings, Inc. and the Chase Manhattan Bank, N.A., as collateral agent (Exhibit 10.26) (4)

10.25	Restricted Share Unit Amendment and Consolidation Agreement for Robert M. Smith, Jr. (Exhibit 10.1) (24)

10.26	Delphi Financial Group, Inc. Second Amended and Restated Long-Term Performance Based Incentive Plan (Exhibit 10.1)(23)

10.27	Supplement to Credit Agreement dated November 8, 2007, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (Exhibit 10.1) (25)

10.28	Amendment and Consolidation of Prior Stock Option Award Agreements for Lawrence E. Daurelle dated May 12, 2008 (Exhibit 10.1) (26)

10.29	Amendment and Consolidation of Prior Stock Option Award Agreements for Thomas W. Burghart dated May 12, 2008 (Exhibit 10.2) (26)

10.30	Amendment to Second Amended and Restated Employee Stock Option Plan dated May 7, 2008 (Exhibit 10.4) (26)

10.31	Amendment to Employee Stock Purchase Plan dated May 7, 2008 (Exhibit 10.5) (25)

10.32	Restated Investment Consulting Agreement, dated as of August 14, 2008, between Rosenkranz Asset Managers, LLC and the Registrant (Exhibit 10.1) (27)

10.33	Amendment to the Registrant’s Second Amended and Restated Long-Term Performance-Based Incentive Plan dated August 12, 2008 (Exhibit 10.2) (27)

10.34	Stock Option Award Agreement for Robert Rosenkranz dated August 14, 2008 (Exhibit 10.3) (27)

10.35	Amended and Restated Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan dated August 14, 2008 (Exhibit 10.4) (27)

10.36	Amended and Restated Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan dated August 14, 2008 (Exhibit 10.5) (27)

10.37	Amended and Restated Pension Plan for Robert Rosenkranz dated December 18, 2008 (Exhibit 10.1) (28)

10.38	Amended and Restated Nonqualified Deferred Compensation Plan — Reliance Standard Life Insurance Company dated December 18, 2008 (Exhibit 10.2) (28)

10.39	Amendment, Restatement and Consolidation of Prior Award Agreements for Robert Rosenkranz dated December 22, 2008 (Exhibit 10.3) (28)

10.40	Amendment and Restatement of Restricted Share Unit Award Agreement for Donald A. Sherman dated December 22, 2008 (Exhibit 10.4) (28)

10.41	Amendment to Safety National Casualty Corporation Stock Option Award Agreement dated December 19, 2008 (Exhibit 10.5) (28)

10.42	Underwriting Agreement dated April 28, 2009 between Delphi Financial Group, Inc. and Barclays Capital Inc. (Exhibit 10.1) (29)

10.43	Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1) (30)

10.44	Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2) (30)

10.45	General Form of RSL Performance-Contingent Incentive Option Award Agreement (Exhibit 10.1) (31)

10.46	Underwriting Agreement dated August 18, 2009 between Delphi Financial Group, Inc. and Barclays Capital Inc (Exhibit 10.1) (32)

10.47	Amendment 2009-1 to the Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.1) (33)

10.48	Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.1) (33)

10.49	Amendment 2009-1 to the Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.1) (33)

10.50	Underwriting Agreement, dated January 14, 2010, among the Company and Banc of America Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein (Exhibit 1.1)(22)

11.1	Computation of Results per Share of Common Stock (34)

21.1	List of Subsidiaries of the Company (35)

23.1	Consent of Ernst & Young LLP (35)

24.1	Powers of Attorney (35)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (35)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (35)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

(1)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1992.

(2)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).

(3)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1994.

(4)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1995.

(5)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).

(6)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1998.

(8)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002.

(10)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2003.

(11)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 20, 2003.

(12)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003.

(13)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.

(14)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated February 9, 2005.

(15)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

(17)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006.

(18)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.

(19)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated October 25, 2006.

(20)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2007

(21)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 23, 2007.

(22)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated January 14, 2010.

(23)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 23, 2007.

(24)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007.

(25)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated November 7, 2007.

(26)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 7, 2008.

(27)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 12, 2008.

(28)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 17, 2008.

(29)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 28, 2009

(30)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated June 15, 2009

(31)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 11, 2009

(32)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 18, 2009

(33)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 31, 2009

(34)	Incorporated herein by reference to Note M to the Consolidated Financial Statements included elsewhere herein.

(35)	Filed herewith.
(c)	The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 57 of this Form 10-K are included under Item 8 and are presented beginning on page 90 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name	Capacity	Date

/s/ ROBERT ROSENKRANZ (Robert Rosenkranz)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

* (Kevin R. Brine)	Director	March 1, 2010

* (Edward A. Fox)	Director	March 1, 2010

*	Director	March 1, 2010

(Steven A. Hirsh)

* (Harold F. Ilg)	Director and Executive Vice President	March 1, 2010

*	Director	March 1, 2010

(James M. Litvack)

*	Director	March 1, 2010

(James N. Meehan)

*	Director	March 1, 2010

(Philip R. O’Connor)

/s/ DONALD A. SHERMAN (Donald A. Sherman)	Director, President and Chief Operating Officer	March 1, 2010

* (Robert M. Smith, Jr.)	Director and Executive Vice President	March 1, 2010

*	Director	March 1, 2010

(Robert F. Wright)

* (Thomas W. Burghart)	Senior Vice President and Treasurer (Principal Accounting and Financial Officer)	March 1, 2010

* BY:	/s/ ROBERT ROSENKRANZ
Attorney-in-Fact

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment losses	$420,576	$444,468	$431,292	$422,892
Net realized investment losses	(21,999)	(27,471)	(50,459)	(47,614)

Total revenues	398,577	416,997	380,833	375,278
Operating income	36,845	55,928	30,197	23,850
Net income	24,484	37,007	20,823	16,790

Basic results per share of common stock:
Net income	$0.51	$0.74	$0.39	$0.31
Diluted results per share of common stock:
Net income	$0.51	$0.74	$0.39	$0.30

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment losses and loss on redemption of debentures	$374,627	$401,524	$364,435	$379,154
Net realized investment losses	(6,436)	(19,499)	(33,740)	(28,502)
Loss on redemption of junior subordinated deferrable interest debentures	—	—	(598)	—

Total revenues	368,191	382,025	330,097	350,652
Operating income (loss)	35,386	43,587	(13,769)	(1,163)
Net income (loss)	21,144	26,875	(9,810)	(1,526)

Basic results per share of common stock:
Net income (loss)	$0.43	$0.56	$(0.20)	$(0.03)
Diluted results per share of common stock:
Net income (loss)	$0.42	$0.55	$(0.20)	$(0.03)
Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.
Results for the first quarter of 2009 include net realized investment losses of $17.6 million due to the other than temporary declines in the market values of various fixed maturity securities. Results for the second, third and fourth quarters of 2009 include credit-related realized investment losses of $24.9 million, $52.0 million and $50.2 million, respectively, due to the other than temporary declines in the market values of various fixed maturity securities. Results for the first, second, third and fourth quarters of 2008 include net realized investment losses of $6.2 million, $18.1 million, $28.2 million and $26.1 million, respectively, due to the other than temporary declines in the market values of certain fixed maturity and other securities. See “Results of Operations” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Delphi Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other than temporary impairments. Also as discussed in Note A to the consolidated financial statements, in 2007 the Company changed its method of accounting for cost of business acquired.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Financial Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 1, 2010

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Premium and fee income	$1,401,041	$1,384,890	$1,304,161
Net investment income	318,187	134,850	270,547
Net realized investment losses:
Total other than temporary impairment losses	(180,191)	(78,626)	(4,058)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	35,480	—	—

Net impairment losses recognized in earnings	(144,711)	(78,626)	(4,058)
Other net realized investment (losses) gains	(2,832)	(9,551)	2,161

	(147,543)	(88,177)	(1,897)
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	(2,192)

	1,571,685	1,430,965	1,570,619

Benefits and expenses:
Benefits, claims and interest credited to policyholders	990,802	989,253	944,901
Commissions	92,988	87,206	84,526
Amortization of cost of business acquired	101,406	80,411	81,222
Other operating expenses	239,669	210,054	199,923

	1,424,865	1,366,924	1,310,572

Operating income	146,820	64,041	260,047

Interest expense:
Corporate debt	15,485	17,701	16,870
Junior subordinated debentures	12,968	12,966	7,891
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	—	934	2,727

	28,453	31,601	27,488

Income before income tax expense (benefit)	118,367	32,440	232,559

Income tax expense (benefit)	19,263	(4,243)	68,047

Net income	$99,104	$36,683	$164,512

Basic results per share of common stock:
Net income	1.92	0.76	3.27

Diluted results per share of common stock:
Net income	1.91	0.75	3.19

Dividends paid per share of common stock	$0.40	$0.39	$0.35
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2009	2008
Assets:
Investments:
Fixed maturity securities, available for sale	$4,875,681	$3,773,382
Short-term investments	406,782	401,620
Other investments	466,855	479,921

	5,749,318	4,654,923
Cash	65,464	63,837
Cost of business acquired	250,311	264,777
Reinsurance receivables	355,030	376,731
Goodwill	93,929	93,929
Other assets	293,835	409,103
Assets held in separate account	113,488	90,573

Total assets	$6,921,375	$5,953,873

Liabilities and Equity:
Future policy benefits:
Life	$341,736	$300,567
Disability and accident	781,701	743,690
Unpaid claims and claim expenses:
Life	58,665	70,076
Disability and accident	433,273	398,671
Casualty	1,187,814	1,061,046
Policyholder account balances	1,454,114	1,356,932
Corporate debt	365,750	350,750
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Other liabilities and policyholder funds	591,927	526,612
Liabilities related to separate account	113,488	90,573

Total liabilities	5,558,810	5,129,259

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 55,995,995 and 48,946,432 shares issued and outstanding, respectively	560	489
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	661,895	522,596
Accumulated other comprehensive loss	(33,956)	(351,710)
Retained earnings	927,706	846,390
Treasury stock, at cost; 7,761,216 shares of Class A
Common Stock, and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,359,019	820,579
Noncontrolling interest	3,546	4,035

Total equity	1,362,565	824,614

Total liabilities and equity	$6,921,375	$5,953,873

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2006	$480	$57	$474,722	$19,133	$763,386	$(82,970)	$1,174,808	$30,056	$1,204,864
Cumulative effect adjustment	—	—	—	—	(82,553)	—	(82,553)	—	(82,553)

Adjusted balance, January 1, 2007	480	57	474,722	19,133	680,833	(82,970)	1,092,255	30,056	1,122,311

Net income	—	—	—	—	164,512	—	164,512	845	165,357
Other comprehensive income:
Increase in net unrealized depreciation on investments	—	—	—	(65,621)	—	—	(65,621)	(257)	(65,878)
Decrease in net loss on cash flow hedge	—	—	—	786	—	—	786	—	786
Change in net periodic pension cost	—	—	—	3,205	—	—	3,205	—	3,205

Comprehensive income							102,882	588	103,470
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(463)	(463)
Exercise of stock options	7	2	27,438	—	—	—	27,447	—	27,447
Stock-based compensation	—	—	7,582	—	—	—	7,582	—	7,582
Acquisition of treasury stock	—	—	—	—	—	(71,547)	(71,547)	—	(71,547)
Cash dividends	—	—	—	—	(17,229)	—	(17,229)	—	(17,229)

Balance, December 31, 2007	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390	$30,181	$1,171,571

Net income	—	—	—	—	36,683	—	36,683	2,474	39,157
Other comprehensive loss:
(Increase) decrease in net unrealized depreciation on investments	—	—	—	(299,435)	—	—	(299,435)	448	(298,987)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785	—	785
Change in net periodic pension cost	—	—	—	(10,563)	—	—	(10,563)	—	(10,563)

Comprehensive loss							(272,530)	2,922	(269,608)
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(29,068)	(29,068)
Exercise of stock options	2	1	7,197	—	—	—	7,200	—	7,200
Stock-based compensation	—	—	5,657	—	—	—	5,657	—	5,657
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)	—	(42,729)
Cash dividends	—	—	—	—	(18,409)	—	(18,409)	—	(18,409)

Balance, December 31, 2008	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—

Net income	—	—	—	—	99,104	—	99,104	280	99,384
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	328,833	—	—	328,833	—	328,833
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(19,196)	—	—	(19,196)	—	(19,196)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785	—	785
Change in net periodic pension cost	—	—	—	9,704	—	—	9,704	—	9,704

Comprehensive income							419,230	280	419,510
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(769)	(769)
Issuance of common stock	65	—	120,631	—	—	—	120,696	—	120,696
Exercise of stock options	6	—	10,406	—	—	—	10,412	—	10,412
Stock-based compensation	—	—	8,262	—	—	—	8,262	—	8,262
Cash dividends	—	—	—	—	(20,160)	—	(20,160)	—	(20,160)

Balance, December 31, 2009	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$99,104	$36,683	$164,512
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	234,615	233,116	245,031
Net change in reinsurance receivables and payables	18,513	30,746	5,335
Amortization, principally the cost of business acquired and investments	53,914	63,438	73,084
Deferred costs of business acquired	(123,152)	(124,529)	(108,574)
Net realized losses on investments	147,543	88,177	1,897
Net change in federal income tax liability	(11,347)	(68,689)	23,757
Other	41,357	137,390	(21,723)

Net cash provided by operating activities	460,547	396,332	383,319

Investing activities:
Purchases of investments and loans made	(1,859,365)	(1,474,661)	(1,210,252)
Sales of investments and receipts from repayment of loans	1,014,200	537,328	550,991
Maturities of investments	159,525	336,417	171,927
Net change in short-term investments	(5,162)	(115,587)	114,206
Change in deposit in separate account	4,845	12,429	8,948

Net cash used by investing activities	(685,957)	(704,074)	(364,180)

Financing activities:
Deposits to policyholder accounts	267,499	388,419	116,729
Withdrawals from policyholder accounts	(162,494)	(120,984)	(159,035)
Borrowings under revolving credit facility	17,000	139,000	112,000
Principal payments under revolving credit facility	(2,000)	(6,000)	(158,000)
Proceeds from the issuance of 2007 Junior Debentures	—	—	172,309
Redemption of junior subordinated deferrable interest debentures	—	(20,619)	(37,728)
Proceeds from the issuance of common stock	120,696	—	—
Acquisition of treasury stock	—	(42,729)	(62,417)
Cash dividends paid on common stock	(20,160)	(18,409)	(17,229)
Other financing activities	6,496	1,661	17,268

Net cash provided (used) by financing activities	227,037	320,339	(16,103)

Increase in cash	1,627	12,597	3,036
Cash at beginning of year	63,837	51,240	48,204

Cash at end of year	$65,464	$63,837	$51,240

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note A — Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. (“DFG”) and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company (“RSLIC”), Safety National Casualty Corporation (“SNCC”), First Reliance Standard Life Insurance Company (“FRSLIC”), Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), Safety First Insurance Company (“SFIC”), SIG Holdings, Inc. (“SIG”) and Matrix Absence Management, Inc. (“Matrix”). The term “Company” shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2008 and 2007 consolidated financial statements to conform with the 2009 presentation. As of December 31, 2009, Mr. Robert Rosenkranz, Chairman of the Board and Chief Executive Officer of DFG, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company’s common stock.
Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related group insurance coverages: long-term and short-term disability, life, excess workers’ compensation for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. The Company’s asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia. The Company’s two reportable segments are group employee benefit products and asset accumulation products. The Company’s reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses, losses on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities and before interest and income tax expense. The accounting policies of the Company’s segments are the same as those used in the consolidated financial statements.
Basis of Accounting. In June 2009, the Financial Accounting Standards Board (“FASB”) adopted the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB for application by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for the SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, with certain exceptions for nonpublic nongovernmental entities. Since the Codification primarily identifies the sources of authoritative accounting principles that are generally accepted and does not modify any accounting principles, its adoption did not have any effect on the Company’s consolidated financial position or results of operations.
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
Business Combinations. As of January 1, 2009, the Company adopted new guidance issued by the FASB on business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with specified limited exceptions. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Assets and liabilities arising from a business combination having an earlier acquisition date are not to be adjusted upon the effectiveness of this statement. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note A — Summary of Significant Accounting Policies — (Continued)
In April 2009, the FASB issued new guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance addresses application issues relating to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Acquirers are now required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, a contingency shall be recognized if information available before the end of the measurement period indicates that it is probable that an asset existed or liability had been incurred at the acquisition date and the amount thereof can be reasonably estimated. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
Noncontrolling Interests. As of January 1, 2009, the Company adopted new guidance issued by the FASB on noncontrolling interests. This guidance prescribes the accounting for and the financial reporting of a noncontrolling interest in a company’s subsidiary, which is the portion of the equity (residual interest) in the subsidiary attributable to owners thereof other than the parent and the parent’s affiliates. The guidance requires that a noncontrolling interest in a consolidated subsidiary be presented in a consolidated statement of financial position as a separate component of equity and that changes in ownership interests in a consolidated subsidiary that do not result in a loss of control be recorded as an equity transaction with no gain or loss recognized. For a change in the ownership interests in a consolidated subsidiary that results in a loss of control or a deconsolidation, a gain or loss is recognized in the amount of the difference between the proceeds of that sale and the carrying amount of the interest sold. In the case of a deconsolidation, the new guidance requires the establishment of a new fair value basis for the remaining noncontrolling ownership interest, with a gain or loss recognized for the difference between that new basis and the historical cost basis of the remaining ownership interest. Upon adoption, the amounts of consolidated net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest must be presented separately on the face of the consolidated financial statements. A detailed reconciliation of the changes in the equity of a noncontrolling interest during the period is also required. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Derivative Instruments. As of January 1, 2009, the Company adopted new guidance issued by the FASB concerning disclosures about derivative instruments and hedging activities. This new guidance requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk-related contingent features in derivative instruments. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
Earnings Per Share. As of January 1, 2009, the Company adopted new guidance issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether unvested instruments granted in share-based payment transactions are participating securities which must be included in the earnings allocation in computing earnings per share. It also provides guidance for the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Subsequent events. In May 2009, the FASB issued new guidance on subsequent events. This guidance establishes principles for accounting and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires an entity to (a) recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (b) disclose the nature and financial effect of subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but must be disclosed to keep the financial statements from being misleading, and (c) evaluate subsequent events for recognition and disclosure through the date the financial statements are issued or are available to be

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note A — Summary of Significant Accounting Policies — (Continued)
issued. The guidance is effective for financial statements for interim and annual periods ending after June 15, 2009. See Note Q. The adoption of this new guidance did not have any effect on the Company’s consolidated financial position or results of operations.
Investments. Fixed maturity securities available for sale, other than hybrid financial instruments, are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Descriptions of the various types of securities included within fixed maturity securities available for sale are contained in Notes B and C. Short-term investments are carried at cost, which approximates fair value. Other investments consist primarily of mortgage loans, investments in investment funds organized as limited partnerships, equity securities available for sale, trading account securities, investments in investment funds organized as limited liability companies, real estate investments held by limited liability companies and amounts receivable from investment sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2009 and 2008, the Company had investments in mortgage loans in the aggregate amounts of $75.7 million and $128.6 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. If management determines that a loan has been other than temporarily impaired, the loan is carried net of a valuation allowance for credit losses. At December 31, 2009 and 2008, the Company had investments in investment funds organized as limited partnerships of $124.4 million and $64.7 million, respectively. Investments in investment funds organized as limited partnerships are reflected on the equity method, with earnings included in income. Equity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. At December 31, 2009 and 2008, the Company had investments in investment funds organized as limited liability companies of $51.3 million and $52.2 million, respectively. Investments in investment funds organized as limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. Real estate investments held by limited liability companies are primarily reflected on the equity method, with earnings included in income. At December 31, 2009 and 2008, the Company had investments in trading account securities in the aggregate amounts of $67.6 million and $70.9 million, respectively. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in net investment income.
Other Than Temporary Impairments. Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of other than temporary impairments. Under this new guidance, which applies only to debt securities, only the credit loss-related portion of an other than temporary impairment is recognized in earnings. The remainder of the impairment continues to be recognized in other comprehensive income. The new guidance also modifies, as to debt securities only, the existing requirement for a company to assert that it has both the intent and the ability to hold an impaired security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. In lieu of this requirement, a company is only required to assert that it does not have the intent to sell a debt security and that it is more likely than not that it will not be required to sell such security before its anticipated recovery. Upon its adoption of this guidance on April 1, 2009, the Company recorded an after-tax increase of $2.4 million in retained earnings, and a decrease of the same amount in other comprehensive income, to reclassify the non-credit related portions of other than temporary impairments that it had recognized in earnings prior to such date on fixed maturity securities which it held on such date.
Fair Value Measurements. The Company measures its assets and liabilities recorded at fair value in its consolidated balance sheet based on the framework set forth in the GAAP fair value accounting guidance. This framework establishes a fair value hierarchy of three levels based upon the transparency and availability of information used in measuring the fair value of assets or liabilities as of the measurement date. The levels are categorized as follows:
Level 1- Valuation is based upon quoted prices for identical assets or liabilities in active markets. Level 1 fair value is not subject to valuation adjustments or block discounts.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note A — Summary of Significant Accounting Policies — (Continued)
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
Effective April 1, 2009, the Company adopted new guidance issued by the FASB on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of the new guidance did not have any effect on the Company’s consolidated financial position or results of operations.
Effective April 1, 2009, the Company adopted new guidance issued by the FASB for estimating fair value of financial instruments when the volume and level of trade activity for the asset or liability have significantly decreased and for identifying circumstances indicating that a transaction is not orderly. The guidance indicates that significant decreases in the volume and level of trade activity of an asset or liability in relation to normal market activity for the asset or liability require a company to further evaluate transactions or quoted prices and exercise significant judgment in arriving at the fair value. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
For these purposes, the Company determines the existence of an active market for an asset or liability based on its judgment as to whether transactions for the asset or liability occur in such market with sufficient frequency and volume to provide reliable pricing information. If, in the Company’s judgment, there has been a significant decrease in the volume and level of activity for an investment in relation to normal market activity for such investment, adjustments to quoted prices are made to estimate fair value.
Effective October 1, 2009, the Company adopted new guidance issued by the FASB clarifying that where a reporting entity is required to measure fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available, techniques such as referring to the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities, the quoted price of similar liabilities when traded as assets or a present value technique are to be utilized. The fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Effective October 1, 2009, the Company adopted new guidance issued by the FASB on determining fair value for investments in certain entities that calculate net asset value per share or its equivalent. This guidance permits the fair value of an investment in such an entity to be measured on the basis of the entity’s reported net asset value per share if the net asset value is calculated in a manner consistent with the measurement principles of GAAP for investment companies and requires enhanced disclosures about the nature and risks of investments in such entities. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note A — Summary of Significant Accounting Policies — (Continued)
Effective January 1, 2007, the Company adopted guidance relating to the accounting for deferred policy acquisition costs in connection with internal replacements. This guidance defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement transactions that are determined to result in substantial changes to the replaced contracts are accounted for as extinguishments of the replaced contracts, and any unamortized deferred acquisition costs and other balances related to the replaced contracts are immediately recognized as expense in the income statement. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs and unearned revenue liabilities related to the replaced contract continue to be deferred and amortized in connection with the replacement contracts. Any costs associated with the issuance of the replacement contracts are characterized as maintenance costs and expensed as incurred. Upon adoption of this guidance, the Company made an after-tax reduction to its retained earnings at January 1, 2007 in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet.
Reinsurance Receivables. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.
Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the “other” segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2009, 2008, or 2007.
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
Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. SNCC utilizes anticipated investment income as a factor in the premium deficiency calculation. At December 31, 2009, disability and excess and primary workers’ compensation reserves with a carrying value of $1,519.1 million have been discounted at a weighted average rate of 5.42%, with the rates ranging from 1.5% to 7.5%.
Policyholder Account Balances. Policyholder account balances are comprised of the Company’s reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the aggregate accumulated values of the annuity contracts and funding agreements. During the first quarter of 2006, the Company issued $100 million of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose entity of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose entity. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes. Reserves for the funding agreements are equal to the outstanding principal amount and accrued interest. At December 31, 2009 and 2008, reserves related to the funding agreements were $66.1 million and $101.1 million, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note A — Summary of Significant Accounting Policies — (Continued)
Effective October 1, 2009, the Company adopted new guidance issued by the FASB on the accounting for the transfers of financial assets. This guidance aims to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about transfers of financial assets, the effects of a transfer of financial assets on its financial position, financial performance, and cash flows and a transferor’s continuing involvement in transferred financial assets. This new guidance removes the concept of a qualifying special-purpose entity from the existing guidance and removes the exception from applying applicable consolidation guidance to variable interest entities (“VIEs”) that were considered qualifying special-purpose entities. The new guidance is effective for the transfers occurring on or after November 15, 2009. The adoption of this new guidance did not have any effect on the Company’s financial condition or results of operations.
Effective October 1, 2009, the Company adopted new guidance issued by the FASB on the accounting for VIEs. This new guidance requires ongoing assessments of whether an enterprise is a primary beneficiary of a VIE and replaces the quantitative approach to identifying variable interest entities and determining a variable interest entity’s primary beneficiary with a qualitative method. The qualitative method is based on an enterprise’s power to direct the activities of a VIE that most significantly impact the entity’s economic performance and obligation to absorb losses or right to receive benefits that could be potentially material to the VIE. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this new guidance did not have any effect on the Company’s financial condition or results of operations.
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
Premium Recognition. The Company’s group life, disability and accident insurance products consist primarily of long-duration contracts, and, accordingly, premiums for these products are recognized as revenue when due from policyholders. The Company’s casualty insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period and recognized in proportion to the amount of insurance protection provided. Payments received in connection with LPT’s are recorded as liabilities rather than as premiums. All insurance-related revenue is reported net of premiums ceded under reinsurance arrangements. A reserve is provided for the portion of premiums written which relates to unexpired contract terms. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk. Revenue from asset accumulation products consists of policy charges for the cost of insurance, policy administration charges and surrender charges assessed against the policyholder account balances during the period.
Statements of Cash Flows. Cash includes deposits on hand in the Company’s bank accounts. At December 31, 2009 and 2008, various client escrow accounts represented $24.7 million and $24.6 million, respectively, of the Company’s total cash balance. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption “short-term investments” in its consolidated balance sheets and consolidated statements of cash flows.
Recently Issued Accounting Standards
In January 2010, the FASB issued new guidance requiring additional disclosures regarding fair value measurements. This guidance requires entities to disclose (1) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the reasons for any transfers in or out of Level 3 of the fair value hierarchy and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies existing fair value measurement disclosure requirements concerning the level of disaggregation and the description of valuation inputs and techniques. Except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis, this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note B — Investments
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	December 31, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
		(dollars in thousands)
Residential mortgage-backed securities	$1,542,204	$81,652	$(65,029)	$(29,450)	$1,529,377
Commercial mortgage-backed securities	29,773	206	(3,682)	(288)	26,009
Corporate securities	1,219,711	49,373	(30,918)	—	1,238,166
Collateralized debt obligations	215,301	868	(98,281)	(3,444)	114,444
U.S. Treasury and other U.S. Government guaranteed securities	108,114	3,036	(344)	—	110,806
U.S. Government-sponsored enterprise securities	16,750	483	(231)	—	17,002
Obligations of U.S. states, municipalities and political subdivisions	1,801,595	59,108	(20,826)	—	1,839,877

Total fixed maturity securities	$4,933,448	$194,726	$(219,311)	$(33,182)	$4,875,681

	December 31, 2008
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
			(dollars in thousands)
Residential mortgage-backed securities	$1,367,041	$40,489	$(207,905)	$—	$1,199,625
Commercial mortgage-backed securities	44,190	—	(18,891)	—	25,299
Corporate securities	1,339,519	9,688	(183,995)	—	1,165,212
Collateralized debt obligations	227,229	—	(116,268)	—	110,961
U.S. Treasury and other U.S. Government guaranteed securities	51,826	5,905	—	—	57,731
U.S. Government-sponsored enterprise securities	22,031	3,147	—	—	25,178
Obligations of U.S. states, municipalities and political subdivisions	1,270,166	19,230	(100,020)	—	1,189,376

Total fixed maturity securities	$4,322,002	$78,459	$(627,079)	$—	$3,773,382

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,542,204	$1,529,377
Commercial mortgage-backed securities	29,773	26,009

Other fixed maturity securities:
One year or less	49,787	49,845
Greater than 1, up to 5 years	505,431	514,798
Greater than 5, up to 10 years	818,886	786,910
Greater than 10 years	1,987,367	1,968,742

Total	$4,933,448	$4,875,681

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note B — Investments — (Continued)
Net investment income was attributable to the following:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$304,367	$183,694	$232,624
Mortgage loans	3,346	12,529	22,966
Other	47,413	(33,115)	41,626

	355,126	163,108	297,216
Less: Investment expenses	36,939	28,258	26,669

	$318,187	$134,850	$270,547

Net realized investment (losses) gains arose from the following:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Fixed maturity securities, available for sale	$(115,093)	$(71,052)	$(2,603)
Mortgage loans	(16,019)	(9,268)	—
Other investments	(16,431)	(7,857)	706

	$(147,543)	$(88,177)	$(1,897)

Proceeds from sales of fixed maturity securities during 2009, 2008 and 2007 were $553.2 million, $320.4 million and $524.8 million, respectively. Gross gains of $25.4 million, $4.6 million and $6.0 million and gross losses of $29.3 million, $13.8 million and $5.0 million, respectively, were realized on those sales. In 2009, 2008 and 2007, the net losses realized on fixed maturity securities also include a provision for the other than temporary decline in the value of certain fixed maturity securities of $111.2 million, $61.8 million and $3.6 million, respectively. In 2009 and 2008, the net losses realized on mortgage loans include a provision for the other than temporary decline in the value of certain mortgage loans of $16.1 million and $9.5 million, respectively. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income or loss (see Note J). Net unrealized (losses) gains included in net investment income from trading account securities in 2009, 2008 and 2007 were $(7.8) million, $12.7 million and $(6.7) million, respectively.
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Residential mortgage-backed securities	$235,605	$(6,783)	$312,760	$(87,696)	$548,365	$(94,479)
Commercial mortgage-backed securities	3,484	(17)	18,466	(3,953)	21,950	(3,970)
Corporate securities	111,656	(3,739)	200,186	(27,179)	311,842	(30,918)
Collateralized debt obligations	9,097	(4,179)	95,651	(97,546)	104,748	(101,725)
U.S. Treasury and other U.S. Government guaranteed securities	56,693	(344)	—	—	56,693	(344)
U.S. Government-sponsored enterprise securities	9,769	(231)	—	—	9,769	(231)
Obligations of U.S. states, municipalities and political subdivisions	331,027	(5,128)	160,359	(15,698)	491,386	(20,826)

Total fixed maturity securities	$757,331	$(20,421)	$787,422	$(232,072)	$1,544,753	$(252,493)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
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

The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. Under this methodology, management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, recent changes in credit ratings of the issuer by nationally recognized rating agencies, and, in the case of its residential and commercial mortgage-backed securities, loan to collateral value ratios, vintages and current levels of subordination of to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. Management also considers the length of time and extent to which the fair value of the investment is lower than its amortized cost and evaluates whether the Company intends to, or will more likely than not be required to, sell the investment before the anticipated recovery in the investment’s fair value.
If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell or determines that it will more likely than not be required to sell the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will not be required to do so, declines in the security’s fair value that management judges to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all investments other than fixed maturity securities that are considered in the judgment of management to be other than temporary are reported as realized investment losses.
During 2009, the Company recognized $117.2 million of after-tax other than temporary impairment losses, of which $94.1 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $23.1 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note B — Investments — (Continued)
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

Year Ended
December 31, 2009
Balance at the beginning of period	$—
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	84,990
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	20,467
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(15,799)

Balance at the end of the period	$89,658

The gross unrealized losses at December 31, 2009 are attributable to 975 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $5.2 million. At December 31, 2009 approximately 11% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations at December 31, 2009 comprised 46% of the aggregate gross unrealized losses, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements primarily reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income (loss) of $1.9 million, $1.5 million and $(0.7) million in 2009, 2008 and 2007, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2009 or 2008. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2009 or 2008.
Bonds and short-term investments with amortized costs of $166.1 million and $142.6 million at December 31, 2009 and 2008, respectively, are on deposit with various states’ insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of its reinsurance assumed agreements. These agreements provide for the distribution of assets to the ceding companies covered under the agreements prior to any general distribution to policyholders in the event of the Company’s insolvency or bankruptcy. The amount of assets restricted for this purpose was $197.7 million and $210.5 million at December 31, 2009 and 2008, respectively.
At December 31, 2009 and 2008, approximately 22%, of the Company’s total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 27% and 26% of the Company’s total invested assets at December 31, 2009 and 2008, respectively. The Company’s mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or are not rated by any such organizations. Such securities, which are included in fixed maturity securities, had fair values of $606.5 million and $254.7 million at December 31, 2009 and 2008, respectively, and constituted 10.5% and 5.5% of total invested assets at December 31, 2009 and 2008, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note B — Investments — (Continued)
At December 31, 2009, the Company held approximately $1,205.4 million of insured municipal fixed maturity securities, which represented approximately 21% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at December 31, 2009. For those of such securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $852.2 million at December 31, 2009, the weighted average credit rating at such date by such organizations was “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at December 31, 2009 included National Public Finance Guarantee Corp. ($333.5 million), Assured Guaranty ($215.5 million), Ambac Financial Group, Inc. ($146.5 million), Financial Guaranty Insurance Company ($42.2 million) and Radian ($32.3 million). At December 31, 2009, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
Note C — Fair Value Measurements
The Company’s investments in fixed maturity securities available for sale, equity securities available for sale, trading account securities, assets held in the separate account and securities sold, not yet purchased are carried at fair value. The methodologies and valuation techniques used by the Company to value its assets and liabilities measured at fair value are described below. For a discussion of the fair value framework, see Note A.
Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, and obligations of U.S. states, municipalities and political subdivisions. The market liquidity of each security is taken into consideration in the valuation technique used to value such security. For securities where market transactions involving identical or comparable assets generate sufficient relevant information, the Company employs a market approach to valuation. If sufficient information is not generated from market transactions involving identical or comparable assets, the Company uses an income approach to valuation. The majority of the instruments included in fixed maturity securities available for sale are valued utilizing observable inputs; accordingly, they are categorized in either Level l or Level 2 of the fair value hierarchy described in Note A. However, in instances inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.
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
The Company uses various valuation techniques and pricing models to measure the fair value of its investments in residential mortgage-backed securities and commercial mortgage-backed securities, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. Residential mortgage-backed securities include U.S. agency securities and collateralized mortgage obligations. A portion of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using varying numbers of non-binding broker quotes or a discount rate adjustment technique based on internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. The Company uses recently executed transactions, market price quotations, benchmark yields, issuer spreads and cash flow models to arrive at the fair value of its investments in corporate securities and collateralized debt obligations. The majority of the corporate securities, other than securities acquired through private placements, are categorized in Level 2 of the fair value hierarchy. Collateralized debt obligations and private placement corporate securities are valued with cash flow models using yield curves, issuer-provided information and material events as key inputs. As these inputs are generally unobservable, collateralized debt obligations and private placement securities are categorized in Level 3 of the fair value hierarchy.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note C — Fair Value Measurements — (Continued)
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
Assets held in the separate account represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. These assets are invested in interests in a limited liability company that invests in funds which trade in various financial instruments. This limited liability company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The Company concluded that the value calculated using the equity method of accounting on its investment in this limited liability company was reflective of the fair market value of such investment. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. These investments are included in Level 3 of the fair value hierarchy.
Other liabilities measured at fair value include securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note C — Fair Value Measurements — (Continued)
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Residential mortgage-backed securities	$1,529,377	$—	$1,385,864	$143,513
Commercial mortgage-backed securities	26,009	—	—	26,009
Corporate securities	1,238,166	—	1,142,246	95,920
Collateralized debt obligations	114,444	—	—	114,444
U.S. Treasury and other U.S. Government guaranteed securities	110,806	71,612	27,827	11,367
U.S. Government-sponsored enterprise securities	17,002	—	17,002	—
Obligations of U.S. states, municipalities and political subdivisions	1,839,877	—	1,839,877	—
Other investments	96,290	86,583	—	9,707
Assets held in separate account	113,488	—	—	113,488

Total	$5,085,459	$158,195	$4,412,816	$514,448

Liabilities:
Other liabilities	$66,969	$66,969	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis.

	Year Ended December 31, 2009
						U.S.
						Treasury and
		Residential	Commercial			Other U.S.		Assets
		Mortgage-	Mortgage-		Collateralized	Gov’t		held in
		backed	backed	Corporate	Debt	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Obligations	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of period	$735,379	$163,004	$25,299	$321,440	$110,961	$2,608	$21,494	$90,573
Total (losses) gains
Included in earnings	(90,667)	(41,088)	(9,367)	(32,784)	(7,410)	(1)	(17)	—
Included in other comprehensive income	60,164	29,869	15,128	3,733	14,646	41	(3,253)	—
Purchases, issuances and settlements	(119,175)	25,047	(5,051)	(158,535)	(3,753)	8,719	(8,517)	22,915
Net transfer out of Level 3	(71,253)	(33,319)	—	(37,934)	—	—	—	—

Balance at end of the period	$514,448	$143,513	$26,009	$95,920	$114,444	$11,367	$9,707	$113,488

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at December 31, 2009 (1)	$(99,118)	$(48,783)	$(10,026)	$(25,692)	$(11,503)	$—	$(3,114)	$—

(1)	In 2009, net losses of $1.6 million and $97.5 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note C — Fair Value Measurements — (Continued)
The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Assets:
Short-term investments	406,782	406,782	401,620	401,620
Other investments	370,565	370,565	336,411	336,411

Liabilities:
Policyholder account balances	1,351,565	1,471,669	1,214,024	1,160,047
Corporate debt	365,750	361,754	350,750	289,168
Junior subordinated debentures	175,000	124,600	175,000	85,400
Advances from Federal Home Loan Bank	55,342	68,320	55,342	75,861
Liabilities related to separate account	113,488	113,488	90,573	90,573
The carrying values for short-term investments approximate fair values based on the nature of the investments. Other invested assets include investment funds organized as limited partnerships and limited liability companies and real estate investments held by limited liability companies which are reflected in the Company’s financial statements under the equity method of accounting. In determining the fair value of such investments for purposes of this footnote disclosure, the Company concluded that the value calculated using the equity method of accounting was reflective of the fair market value of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The carrying values of all other invested assets and separate account liabilities approximate their fair value.
The fair value of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $94.0 million and $125.1 million at December 31, 2009 and 2008, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays variable rates of interest on this debt, which reflective of market conditions in effect from time to time. The fair values of the 8.00% Senior Notes due 2033 (“2033 Senior Notes”) and the junior subordinated debentures are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note D — Disability, Accident and Casualty Future Policy Benefits and Unpaid Claims and Claim Expenses
The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Balance at beginning of year, net of reinsurance	$1,977,720	$1,749,106	$1,521,829
Add provisions for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	707,266	660,335	620,286
Prior years	(24,697)	(17,299)	15,497

Incurred claims and claim expenses during the current year, net of reinsurance	682,569	643,036	635,783

Deduct claims and claim expenses payments, net of reinsurance, occurring during:
Current year	154,651	143,290	126,763
Prior years	311,993	271,132	281,743

	466,644	414,422	408,506

Balance at end of year, net of reinsurance	2,193,645	1,977,720	1,749,106
Reinsurance receivables at end of year	209,143	225,687	244,333

Balance at end of year, gross of reinsurance	$2,402,788	$2,203,407	$1,993,439

Balance Sheets:
Future policy benefits:
Disability and accident	$781,701	$743,690

Unpaid claims and claim expenses:
Disability and accident	433,273	398,671
Casualty (1)	1,187,814	1,061,046

	$2,402,788	$2,203,407

In 2009 and 2008, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves, offset by net favorable claims development and the accrual of additional discount relating to prior years’ reserves. In 2007, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.
Note E — Corporate Debt
On October 25, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s $200 million revolving credit facility dated as of May 26, 2005. The Amended Credit Agreement provided for a revolving credit facility in an amount of $250 million with a maturity date of October 25, 2011. On November 8, 2007, the amount of such facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a Supplement to the Amended Credit Agreement. The Company had outstanding borrowings of $222.0 million and $207.0 million under the Amended Credit Agreement at December 31, 2009 and 2008, respectively. Interest on borrowings under the Amended Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or at Bank of America’s prime rate. Certain commitment and utilization fees are also payable under the Amended Credit Agreement. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of December 31, 2009, the Company was in compliance in all material respects with the

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note E — Corporate Debt — (Continued)
financial and various other affirmative and negative covenants in the Amended Credit Agreement. The weighted average interest rate on the outstanding borrowings under Amended Credit Agreement was 1.0% and 3.4% at December 31, 2009 and 2008, respectively.
On May 20, 2003, the Company issued $143.8 million of the 2033 Senior Notes in a public offering. The proceeds from the 2033 Senior Notes were used to repay the outstanding borrowings under the Company’s previous revolving credit facility and to repay in full the principal amount of $66.5 million of existing 8.00% senior notes at their maturity on October 1, 2003. The 2033 Senior Notes, which were issued at par value, will mature on May 15, 2033 and are redeemable at par at the option of the Company, in whole or in part, at any time on or after May 15, 2008. The 2033 Senior Notes are not redeemable at the option of any holder of the notes prior to maturity nor are they subject to any sinking fund requirements. Interest on the 2033 Senior Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2033 Senior Notes are senior unsecured obligations of the Company and, as such, are effectively subordinated to all claims of secured creditors of the Company and its subsidiaries and to claims of unsecured creditors of the Company’s subsidiaries, including the insurance subsidiaries’ obligations to policyholders. The 2033 Senior Notes were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange. As of December 31, 2009, the Company was in compliance in all material respects with the terms of the related indenture.
To mitigate the risk of interest rates rising before the issuance of the 2033 Senior Notes could be completed, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million, and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge; accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. At December 31, 2009, 2008 and 2007 the net loss on the treasury rate lock agreement included in accumulated other comprehensive income or loss was $2.7 million, $3.5 million and $4.3 million, respectively, net of an income tax benefit of $1.4 million, $1.9 million and $2.3 million, respectively.
Interest paid by the Company on its corporate debt totaled $14.1 million, $16.3 million and $15.4 million during 2009, 2008 and 2007, respectively.
Note F — Advances from the Federal Home Loan Bank
The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the “FHLB”). At December 31, 2009 and 2008, the advance from the FHLB, including accrued interest, totaled $55.3 million. Interest expense on the advance is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advance was 7.5% at December 31, 2009 and 2008. The advance of $55.0 million, which was obtained at a fixed rate, has a remaining term of 10.5 years at December 31, 2009. This advance is collateralized by fixed maturity securities with a fair value of $57.9 million.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2009
Note G – Income Taxes
Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense (benefit):

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Federal income tax expense at statutory rate	$41,428	$11,354	$81,396
Tax-exempt income and dividends received deduction	(22,809)	(16,027)	(12,781)
Other	644	430	(568)

	$19,263	$(4,243)	$68,047

All of the Company’s current and deferred income tax expense (benefit) is due to federal income taxes as opposed to state income taxes.
Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.
The components of the net deferred tax liability (asset) are as follows:

	December 31,
	2009	2008
	(dollars in thousands)
Cost of business acquired	$72,688	$80,193
Future policy benefits and unpaid claims and claim expenses	114,900	105,305
Investments	2,264	—
Other	19,900	12,355

Gross deferred tax liabilities	209,752	197,853

Future policy benefits and unpaid claims and claim expenses	(7,097)	(7,583)
Investments	(93,086)	(252,590)
Other	(57,727)	(53,165)
Net operating loss carryforwards	(8,190)	(10,140)

Gross deferred tax assets	(166,100)	(323,478)

Net deferred tax liability (asset)	$43,652	$(125,625)

Current tax expense, deferred tax (benefit) expense, current tax (recoverable) liability and income taxes paid and refunded are as follows:

	As of or for the Year Ended
		December 31,
	2009	2008	2007
	(dollars in thousands)
Current tax expense	$21,841	$36,024	$48,361
Deferred tax (benefit) expense	(2,578)	(40,267)	19,686
Current tax (recoverable) liability	(9,910)	(2,151)	24,529
Income taxes paid	29,404	62,563	29,300
Income tax refunds	736	—	—
At December 31, 2009, DFG, SNCC and the other non-life insurance subsidiaries have net operating loss carryforwards of $23.4 million, which will begin expiring in 2021. The Company’s federal tax returns are periodically audited by the Internal Revenue Service (“IRS”). Tax years through 2005 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note H – Junior Subordinated Debentures
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and, the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time, subject to compliance with a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness (which is currently the 8.00% Senior Notes due 2033). Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined in such covenant.
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
The Company paid a total of $12.9 million, $12.9 million and $6.2 million interest on the 2007 Junior Debentures in 2009, 2008 and 2007, respectively.
Note I – Shareholders’ Equity and Restrictions
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
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company’s outstanding Class A and Class B Common Stock. The cash dividend in the first quarter of 2006 was $0.07 per share and in the second quarter of 2006, the Company’s Board of Directors increased the dividend by 14% to $0.08 per share. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend by 12.5% to $0.09 per share. The Company’s Board of Directors further increased the cash dividend by 11% to $0.10 per share during the second quarter of 2008. During 2009, 2008 and 2007, the Company paid cash dividends on its capital stock in the amounts of $20.2 million, $18.4 million and $17.2 million, respectively. Under the Company’s Amended Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long as the Company would be in compliance with the requirements of the agreement after giving effect to the dividend, repurchase or redemption.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note I – Shareholders’ Equity and Restrictions– (Continued)
The Company’s life insurance subsidiaries had consolidated statutory capital and surplus of $593.5 million and $519.2 million at December 31, 2009 and 2008, respectively. Consolidated statutory net (loss) income for the Company’s life insurance subsidiaries was $(23.6) million, $29.1 million and $61.6 million, in 2009, 2008 and 2007, respectively. The consolidated statutory net income for the Company’s life insurance subsidiaries for 2009, 2008 and 2007 includes a pre-tax charge of $113.5 million, $53.2 million and $2.8 million, respectively, for the other than temporary decline in the value of certain securities. The Company’s casualty insurance subsidiary had statutory capital and surplus of $626.1 million and $530.9 million at December 31, 2009 and 2008, respectively, and consolidated statutory net income of $19.7 million, $46.1 million and $54.6 million in 2009, 2008 and 2007, respectively. Payment of dividends by the Company’s insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company’s insurance subsidiaries will be permitted to make dividend payments totaling $112.8 million during 2010 without prior regulatory approval.
On November 7, 2007, the Company’s Board of Directors authorized a new share repurchase program under which up to 1.5 million shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. During 2008 and 2007, the Company purchased 1.5 million shares and 1.7 million shares, respectively, of its Class A Common Stock for a total cost of $42.7 million, and $62.4 million, respectively, with a volume weighted average price of $27.86 per share and $37.52 per share, respectively. At December 31, 2009, the repurchase of 1,000,000 shares remained authorized under the share repurchase program.
On May 1, 2009, the Company sold 3.0 million shares of its Class A Common Stock in a public offering at a price to the public of $17.50 per share pursuant to an underwriting agreement dated April 28, 2009 with Barclays Capital Inc., as underwriter. On August 21, 2009, the Company sold an additional 3.5 million shares of its Class A Common Stock in a public offering at a price to the public of $21.00 per share pursuant to an underwriting agreement dated August 18, 2009 also with Barclays Capital Inc., as underwriter. The total proceeds to the Company from these two offerings were $120.7 million, net of related underwriting discounts, commissions and expenses.
The following table provides a reconciliation of beginning and ending shares:

	Year Ended December 31,
	2009	2008	2007
	(shares in thousands)
Class A Common Stock:
Beginning balance	48,946	48,718	48,011
Issuance of stock	6,450	—	—
Exercise of stock options and conversion of shares	600	228	707

Ending balance	55,996	48,946	48,718

Class B Common Stock:
Beginning balance	5,981	5,934	5,672
Exercise of stock options and
conversion of shares	—	47	262

Ending balance	5,981	5,981	5,934

Class A Treasury Stock:
Beginning balance	7,761	6,227	4,566
Acquisition of treasury stock	—	1,534	1,661

Ending balance	7,761	7,761	6,227

Class B Treasury Stock:
Beginning balance	227	227	—
Acquisition of treasury stock	—	—	227

Ending balance	227	227	227

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note J – Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

		Net Increase
	Net	in Other Than
	Unrealized	Temporary
	(Depreciation)	Impairment
	Appreciation	Losses in	Net	Defined
	on Available	Other	Loss on	Benefit
	for Sale	Comprehensive	Cash Flow	Pension
	Securities	Income	Hedge	Plans	Total
	(dollars in thousands)
Balance, January 1, 2007	$30,689	$—	$(5,040)	$(6,516)	$19,133

Unrealized depreciation on available for sale securities (1)	(66,731)	—	—	—	(66,731)
Reclassification adjustment for losses included in net income (2)	1,110	—	—	—	1,110

Net change in unrealized appreciation on investments	(65,621)	—	—	—	(65,621)

Reclassification adjustment for losses included in net income(3)	—	—	786	—	786

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (4)	—	—	—	338	338
Net gain arising during the period (5)	—	—	—	2,410	2,410
Amortization of net loss included in net periodic pension cost (6)	—	—	—	457	457

Net change in defined benefit pension plans	—	—	—	3,205	3,205

Balance, December 31, 2007	$(34,932)	$—	$(4,254)	$(3,311)	$(42,497)

Unrealized depreciation on available for sale securities (1)	(346,974)	—	—	—	(346,974)
Reclassification adjustment for losses included in net income (2)	47,539	—	—	—	47,539

Net change in unrealized depreciation on investments	(299,435)	—	—	—	(299,435)

Reclassification adjustment for losses included in net income(3)	—	—	785	—	785

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (4)	—	—	—	38	38
Net loss arising during the period (5)	—	—	—	(11,028)	(11,028)
Amortization of net benefit included in net periodic pension cost (6)	—	—	—	427	427

Net change in defined benefit pension plans		—	—	(10,563)	(10,563)

Balance, December 31, 2008	$(334,367)	$—	$(3,469)	$(13,874)	$(351,710)

Unrealized appreciation on available for sale securities (1)	259,616	—	—	—	259,616
Reclassification adjustment for losses included in net income (2)	69,217	—	—	—	69,217

Net change in unrealized depreciation on investments	328,833	—	—	—	328,833

Cumulative effect adjustment (7)	—	(2,372)	—	—	(2,372)
Other than temporary impairment losses recognized in other comprehensive income (8)	—	(26,868)	—	—	(26,868)
Reclassification adjustment for losses included in net income (9)	—	7,672	—	—	7,672

Net change in other than temporary impairment losses recognized in other comprehensive income	—	(21,568)	—	—	(21,568)

Reclassification adjustment for losses included in net income(3)	—	—	785	—	785

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (4)	—	—	—	22	22
Net gain arising during the period (5)	—	—	—	8,699	8,699
Amortization of net loss included in net periodic pension cost (6)	—	—	—	983	983

Net change in defined benefit pension plans	—	—	—	9,704	9,704

Balance, December 31, 2009	$(5,534)	$(21,568)	$(2,684)	$(4,170)	$(33,956)

(1)	Net of an income tax benefit (expense) of $35.9 million, $186.8 million and $(139.8) million for the years ended December 31, 2007, 2008 and 2009, respectively. Also, net of the related adjustment to cost of business acquired of $6.2 million, $46.2 million and $(36.2) million for the years ended December 31, 2007, 2008 and 2009, respectively.

(2)	Net of an income tax expense of $0.6 million, $25.6 million and $37.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(3)	Net of an income tax expense of $0.4 million for each of the years ended December 31, 2007, 2008 and 2009, respectively.

(4)	Net of income tax expense of $0.2 million, $20,500 and $12,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note J – Accumulated Other Comprehensive Income (Loss) – (Continued)

(5)	Net of an income tax (expense) benefit of $(1.3) million, $5.4 million and $(4.7) million for the years ended December 31, 2007, 2008 and 2009, respectively.

(6)	Net of income tax expense of $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(7)	Net of an income tax benefit of $1.3 million for the year ended December 31, 2009.

(8)	Net of an income tax benefit of $14.5 million for the year ended December 31, 2009.

(9)	Net of an income tax expense of $2.7 million for the year ended December 31, 2009.
Note K – Commitments and Contingencies
Total rental expense for operating leases, principally for administrative and sales office space, was $12.7 million, $11.0 million and $11.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, future net minimum rental payments under non-cancelable operating leases were approximately $71.8 million, payable as follows: 2010 — $12.7 million, 2011 — $13.6 million, 2012 — $12.1 million, 2013 — $11.1 million, 2014 — $9.1 million and $13.2 million thereafter.
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1975. While this action is in its preliminary stage, the Company believes that it has substantial defenses to this action. Although it is not possible to predict the outcome of any litigation matter with certainty, the Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition.
In addition to this action, the Company is a party to various other litigation and proceedings in the course of its business, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note L – Stock-Based Compensation
The Company recognized stock compensation expenses of $9.1 million, $8.1 million and $9.3 million for 2009, 2008 and 2007, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2009 was $20.7 million and the weighted average period of time over which this expense will be recognized is 3.3 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	39.4%	19.2%	19.2%
Expected dividends	1.8%	1.3%	0.8%
Expected lives of options (in years)	7.3	6.8	6.5
Risk-free rate	3.0%	3.2%	4.6%
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2009 and 2008 for which the Company had sufficient historical exercise data. The Company used the “simplified method” for options granted in 2009 and 2008 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The expected life of all options granted in 2007 were calculated using the “simplified method”. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note L – Stock-Based Compensation – (Continued)
The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $8.89, $6.27, and $11.46, respectively. The cash proceeds from stock options exercised were $5.2 million, $0.5 million and $8.3 million for the years ended 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $3.5 million, $6.2 million and $26.3 million, respectively. The Company’s actual benefits from tax deductions realized in excess of recognized compensation cost were $1.3 million, $1.5 million and $8.8 million in 2009, 2008 and 2007, respectively, and are included as a component of additional paid in capital.
At the Company’s 2009 Annual Meeting of Stockholders held on May 5, 2009, a proposal to approve an employee option exchange program and related amendments to the Company’s employee stock plans was approved; however, the Company has not taken action to implement the option exchange program.
Under the terms of the Company’s stock plans for its employees and outside directors, a total of 18,412,500 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”) provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2010 and 2019.
In 2003, the Company’s Board of Directors approved a long-term incentive and share award plan (the “2003 Employee Award Plan”) for the granting of restricted shares, restricted share units, other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Committee, can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. Under the terms of the 2003 Employee Award Plan, a total of 9,750,000 shares of Class A Common Stock, inclusive of the additional shares of 1,500,000, 1,500,000, 2,000,000 and 2,500,000 shares approved at the 2004, 2006, 2007 and 2009 Annual Meetings, respectively, have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or another share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual based on such performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.
Restricted Share Units
In February 2010, the Company granted a total of 52,965 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2009. In February 2008, the Company granted a total of 39,464 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2007. In February 2007, the Company granted a total of 37,349 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2006. The Company recognized $1.1 million and $1.2 million of compensation expense in 2009 and 2007, respectively, related to these awards. The fair value of a restricted share unit is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The weighted average grant date fair value per unit of the restricted share units awarded during 2008 and 2007 was $29.14 and $40.83, respectively. At December 31, 2009 and 2008, restricted share units of 114,543 and 130,608, respectively, were outstanding with a weighted average grant date fair value of $32.42 and $32.35, respectively. The restricted share units that have been granted to date are subject to vesting provisions similar to those applicable to the deferred shares that may be granted under the long-term performance-based incentive plan for the Company’s chief executive officer.
Restricted Shares
In May 2009, the Company granted 2,554 restricted shares of Class A Common Stock under the outside directors’ stock plan to certain directors of the Company, at such directors’ election, in lieu of the cash retainer for services as a member of the Company’s Board of Directors for the term of service through the Company’s next Annual Meeting of Stockholders subsequent to the respective date of grant and subject to a vesting period of four equal 90-day installments. Compensation

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note L – Stock-Based Compensation – (Continued)
expense related to the grants was not material in 2009 and 2008 and is included in the stock-based compensation expense disclosed above. The fair value of a restricted share is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The total fair value of restricted shares having vested during 2009 and 2008 was not material in 2009 and 2008.
Performance-Contingent Incentive Options
In August 2009, the Company granted performance-contingent incentive options to purchase 200,000 shares of the Company’s Class A Common Stock to seven members of executive management of RSLIC, for a total of 1,400,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that RSLIC-Texas, RSL’s parent company, meets specified cumulative financial performance targets for the four or six fiscal year periods beginning with 2009; otherwise, such options will be forfeited. Fifty percent in number of each executive’s options will become exercisable if RSLIC-Texas’s aggregate consolidated Adjusted Pre-Tax Operating Income, as defined and computed under the related option agreements (“RSLT APTOI”), for the four year performance period is at least $782.8 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT APTOI for such period exceeds $738.3 million, determined by interpolating between zero and fifty percent according to where the RSLT APTOI amount falls in the range between $738.3 million and $782.8 million. All of such options will become exercisable if RSL Texas’s aggregate RSLT APTOI for the six year performance period is at least $1,350.7 million; otherwise, a reduced number of such options will become exercisable to the extent that RSLT APTOI for such period exceeds $1,221.0 million, determined by interpolating between zero and the full number of options granted according to where the RSLT APTOI amount falls in the range between $1,221.0 million and $1,350.7 million, minus the number of any options having become exercisable based upon the results for four year performance period.
In February 2008, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company’s Class A Common Stock to four members of executive management of SNCC, and also granted performance-contingent incentive options to purchase 60,000 shares of Class A Common Stock to five members of senior management of SNCC, for a total of 1,200,000 options, under the 2003 Employee Award Plan. In December 2008, the Committee approved an amendment to the performance targets for such options. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, will become exercisable only to the extent that SIG, SNCC’s parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2008; otherwise, such options will be forfeited. Sixty percent in number of each executive’s options will become exercisable if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the three year performance period is at least $460.7 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $427.6 million, determined by interpolating between zero and sixty percent according to where the SIG PTOI amount falls in the range between $427.6 million and $460.7 million. All of such options will become exercisable if SIG’s aggregate SIG PTOI for the five year performance period is at least $880.7 million; otherwise, a reduced number of such options will become exercisable to the extent that SIG PTOI for such period exceeds $784.7 million, determined by interpolating between zero and the full number of options granted according to where the SIG PTOI amount falls in the range between $784.7 million and $880.7 million, minus the number of any options having become exercisable based upon the results for three year performance period. One member of executive management of SNCC retired at the end of 2009 and, as a result, up to 90,000 of such executive’s options will become exercisable following the conclusion of the three year performance period depending on the extent to which SIG meets its cumulative financial performance target for such period described above.
In April 2004, the Company granted performance-contingent incentive options to purchase 225,000 shares of the Company’s Class A Common Stock to each of the seven members of executive management of RSLIC, for a total of 1,575,000 options, under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, were to become exercisable only to the extent that RSLIC-Texas, RSLIC’s parent company, met specified cumulative financial performance targets for the three or five year periods beginning with 2004; otherwise, such options would be forfeited. As of December 31, 2006, RSLIC met the specified cumulative performance target for the three-year performance period; therefore, 787,500 options to purchase shares of the Company’s Class A Common Stock became exercisable. Under the options’ terms, 112,500 of

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note L – Stock-Based Compensation – (Continued)
each executive’s options were to become exercisable if RSLIC-Texas’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“RSLT PTOI”) for the five year performance period was at least $646.2 million; otherwise, a reduced number of such options was to become exercisable to the extent that RSLT PTOI for such period exceeded $559.9 million, determined by interpolating between zero and 112,500 according to where the RSLT PTOI amount fell in the range between $559.9 million and $646.2 million. One member of executive management of RSLIC retired in 2007 and forfeited his remaining 112,500 unvested options.
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
At December 31, 2009, 5,673,250 performance contingent incentive options were outstanding with a weighted average exercise price of $25.67, a weighted average contractual term of 6.3 years and an intrinsic value of $4.1 million. 3,208,250 options with a weighted average exercise price of $24.84, a weighted average contractual term of 4.2 years and an intrinsic value of $4.1 million were exercisable at December 31, 2009.
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
December 31, 2009
Note L – Stock-Based Compensation – (Continued)
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
In February 2010 and 2008, the Committee awarded the Company’s chief executive officer 58,851 deferred shares and 42,896 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2009 and 2007, respectively. The Company recognized $1.3 million and $1.3 million of compensation expense relating to such awards in 2009 and 2007, respectively. The weighted average grant date fair value of deferred shares awarded during the year ended December 31, 2008 and 2007 was $29.14 and $40.83, respectively. At December 31, 2009, and 2008 904,971 deferred shares were outstanding with a weighted average grant date fair value of $22.91. The fair value of a deferred share is based on the market price of the Company’s Class A Common Stock on the date of grant.
In August 2008 and 2007, the Committee awarded the Company’s chief executive officer 500,000 options and 375,094 options, respectively, under the Amended Performance Plan. Compensation expense related to the grants was not material in 2007 and 2008 and is included in the stock-based compensation expense disclosed above.
Service-Based Stock Options
Option activity with respect to the Company’s share award plans excluding the performance-contingent incentive options was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2009	4,092,954	$28.71
Granted	315,170	15.27
Exercised	(389,912)	13.41
Forfeited	(49,972)	30.00
Expired	(40,482)	32.32

Outstanding at December 31, 2009	3,927,758	29.10	6.7	$5,289

Exercisable at December 31, 2009	1,755,029	$28.06	5.2	$3,164

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note M — Computation of Results per Share

	Year Ended December 31,
	2009	2008	2007
	(amounts in thousands, except per share data)
Numerator:
Net income	$99,104	$36,683	$164,512

Denominator:
Weighted average common shares outstanding	51,532	48,278	50,269
Effect of dilutive securities	279	685	1,310

Weighted average common shares outstanding, assuming dilution	51,811	48,963	51,579

Basic results per share of common stock:
Net income	$1.92	$0.76	$3.27

Diluted results per share of common stock:
Net income	$1.91	$0.75	$3.19

Note N — Reinsurance
The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance in an effort to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company’s retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies’ financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company’s reinsurance agreements require the reinsurer to set up security arrangements for the Company’s benefit in the event of certain ratings downgrades. As of December 31, 2009, an insignificant portion of the Company’s amounts receivable from reinsurers were backed by reinsurers who had individual or group ratings less than “A-” by A.M. Best Company or had not supplied collateral in an amount sufficient to support the amounts receivable.
At December 31, 2009 and 2008, the Company had reinsurance receivables of $355.0 million and $376.7 million, respectively. The Company’s reinsurance payables were not material at December 31, 2009 and 2008. A summary of reinsurance activity follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Premium income assumed	$100,438	$87,243	$91,714
Premium income ceded	114,815	108,738	114,614
Benefits, claims and interest credited ceded	102,506	89,964	106,845
Note O — Other Operating Expenses
The Company’s other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $129.9 million, $108.7 million and $110.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Premium taxes, licenses and fees were $39.8 million, $39.4 million and $35.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. All other general and administrative expenses were $70.0 million, $62.0 million and $54.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note P — Segment Information

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Revenues:
Group employee benefit products	$1,543,524	$1,414,253	$1,431,293
Asset accumulation products	124,738	59,841	101,143
Other (1)	50,966	45,646	42,272

	1,719,228	1,519,740	1,574,708

Net realized investment losses	(147,543)	(88,177)	(1,897)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	(2,192)

	$1,571,685	$1,430,965	$1,570,619

Operating income:
Group employee benefit products	$279,848	$176,073	$259,487
Asset accumulation products	42,262	(3,130)	31,511
Other (1)	(27,747)	(20,127)	(26,862)

	294,363	152,816	264,136

Net realized investment losses	(147,543)	(88,177)	(1,897)
Loss on redemption of junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	(2,192)

	$146,820	$64,041	$260,047

Net investment income (2):
Group employee benefit products	$188,857	$71,230	$163,701
Asset accumulation products	123,097	57,923	98,477
Other (1)	6,233	5,697	8,369

	$318,187	$134,850	$270,547

Amortization of cost of business acquired:
Group employee benefit products	$90,792	$81,961	$72,725
Asset accumulation products	10,614	(1,550)	8,497

	$101,406	$80,411	$81,222

Segment assets (2):
Group employee benefit products	$4,691,063	$4,098,540
Asset accumulation products	2,071,632	1,746,356
Other (1)	158,680	108,977

	$6,921,375	$5,953,873

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment. Segment assets include assets of the insurance companies as well as the assets of the holding company, which are allocated across business lines in proportion to average reserves and the capital placed at risk for each segment.
Note Q — Subsequent Events
On January 20, 2010, the Company issued $250.0 million in aggregate principal amount of 7.875% senior notes with a maturity date of January 31, 2020 (the “2020 Senior Notes”) pursuant to an effective registration statement. The interest on the 2020 Senior Notes will be paid semi-annually in arrears on January 31 and July 31, commencing on July 31, 2010. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Amended Credit Agreement and for general corporate purposes.

SCHEDULE I
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2009
(Dollars in Thousands)

			Amount
			Shown in
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet
Fixed maturity securities, available for sale:

U.S. Government backed mortgage-backed securities	$699,257	$730,049	$730,049
Residential mortgage-backed securities	842,947	799,328	799,328
Commercial mortgage-backed securities	29,773	26,009	26,009
Corporate securities	1,219,711	1,238,166	1,238,166
Collateralized debt obligations	215,301	114,444	114,444
U.S. Treasury and other U.S. Government guaranteed securities	108,114	110,806	110,806
U.S. Government-sponsored enterprise securities	16,750	17,002	17,002
Obligations of U.S. states, municipalities and political subdivisions	1,801,595	1,839,877	1,839,877

Total fixed maturity securities	4,933,448	4,875,681	4,875,681

Equity securities:
Common stocks	17,265	17,219	17,219
Non-redeemable preferred stocks	13,500	11,450	11,450

Total equity securities	30,765	28,669	28,669

Mortgage loans	75,701	75,701	75,701
Real Estate acquired in satisfaction of debt	39,003	39,003	39,003
Short-term investments	406,782	406,782	406,782
Other investments	322,096	323,482	323,482

Total investments	$5,807,795	$5,749,318	$5,749,318

SCHEDULE II
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2009	2008
Assets:
Fixed maturity securities, available for sale	$1,497	$7,023
Short-term investments	70,583	201
Other invested assets	404	4,202
Investment in operating subsidiaries	1,934,047	1,435,962
Investment in investment subsidiaries	33,668	15,675
Cash	—	745
Other assets	16,892	34,596

Total assets	$2,057,091	$1,498,404

Liabilities:
Corporate debt	$365,750	$350,750
Junior subordinated debentures	175,000	175,000
Short-term payables due to subsidiaries	21,812	15,786
Other liabilities	24,870	25,649

	587,432	567,185

Shareholders’ Equity:
Class A Common Stock	560	489
Class B Common Stock	60	60
Additional paid-in capital	661,895	522,596
Accumulated other comprehensive loss	(33,956)	(351,710)
Retained earnings	915,243	833,927
Treasury stock	(74,143)	(74,143)

	1,469,659	931,219

Total liabilities and shareholders’ equity	$2,057,091	$1,498,404

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Equity in undistributed earnings of subsidiaries	$165,007	$79,514	$277,613
Dividends from operating subsidiaries	3,600	3,600	3,600
Other income (loss)	1,897	(450)	4,373
Realized investment losses	(4,412)	(3,160)	—
Loss on redemption of junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	—	(598)	(2,192)

	166,092	78,906	283,394

Expenses:
Operating expenses	19,272	14,566	21,460
Interest expense	28,453	31,900	29,375

	47,725	46,466	50,835

Income before income tax expense (benefit)	118,367	32,440	232,559

Income tax expense (benefit)	19,263	(4,243)	68,047

Net income	$99,104	$36,683	$164,512

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$99,104	$36,683	$164,512
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(129,420)	(67,281)	(193,797)
Change in other assets and other liabilities	36,226	(13,493)	5,660
Change in current and deferred income taxes	(14,743)	5,172	(9,566)
Amortization, principally of investments and debt issuance costs	1,125	1,712	772
Net realized losses on investments	4,412	3,160	—
Change in amounts due from/to subsidiaries	6,026	8,890	2,113

Net cash provided (used) by operating activities	2,730	(25,157)	(30,306)

Investing activities:
Purchases of investments and loans made	(258)	(10,247)	(2,709)
Sales of investments and receipts from repayment of loans	2,419	26,921	5,636
Net change in short-term investments	(70,382)	12,585	(2,557)
(Purchases) sales of investments in subsidiaries	(61,692)	(60,000)	1,011

Net cash (used) provided by investing activities	(129,913)	(30,741)	1,381

Financing activities:
Borrowings under revolving credit facility	17,000	139,000	112,000
Principal payments under revolving credit facility	(2,000)	(6,000)	(158,000)
Proceeds from the issuance of 2007 Junior Debentures	—	—	172,309
Redemption of Junior Debentures	—	(20,619)	(37,728)
Proceeds from the issuance of common stock	120,696	—	—
Acquisition of treasury stock	—	(42,729)	(62,417)
Cash dividends paid on common stock	(22,559)	(18,409)	(17,229)
Other financing activities	13,301	5,400	19,990

Net cash provided by financing activities	126,438	56,643	28,925

(Decrease) increase in cash	(745)	745	—
Cash at beginning of year	745	—	—

Cash at end of year	$—	$745	$—

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
The Company received cash dividends from subsidiaries of $3.6 million in 2009, 2008 and 2007.

SCHEDULE III
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Thousands)

		Future Policy
		Benefits and
	Cost of	Unpaid Claim		Policyholder
	Business	and Claim	Unearned	Account
	Acquired	Expenses	Premiums	Balances
2009
Group employee benefits products	$156,334	$2,607,233	$135,837	$—
Asset accumulation products	93,977	127,590	—	1,425,442
Other	—	68,366	—	28,672

Total	$250,311	$2,803,189	$135,837	$1,454,114

2008
Group employee benefits products	$139,699	$2,405,518	$124,376	$—
Asset accumulation products	125,078	100,115	—	1,327,502
Other	—	68,417	—	29,430

Total	$264,777	$2,574,050	$124,376	$1,356,932

2007
Group employee benefits products	$110,985	$2,189,961	$118,311	$—
Asset accumulation products	63,445	92,510	—	1,053,221
Other	—	70,904	—	29,900

Total	$174,430	$2,353,375	$118,311	$1,083,121

			Benefits,
			Claims and	Amortization
	Premium	Net	Interest	of Cost of	Other
	and Fee	Investment	Credited to	Business	Operating
	Income (1)	Income (2)	Policyholders	Acquired	Expenses (3)
2009
Group employee benefits products	$1,354,667	$188,857	$927,875	$90,792	$245,009
Asset accumulation products	1,641	123,097	61,422	10,614	10,440
Other	44,733	6,233	1,505	—	77,208

Total	$1,401,041	$318,187	$990,802	$101,406	$332,657

2008
Group employee benefits products	$1,343,023	$71,230	$933,215	$81,961	$223,004
Asset accumulation products	1,918	57,923	55,285	(1,550)	9,236
Other	39,949	5,697	753	—	65,020

Total	$1,384,890	$134,850	$989,253	$80,411	$297,260

2007
Group employee benefits products	$1,267,592	$163,701	$890,918	$72,725	$208,163
Asset accumulation products	2,666	98,477	52,814	8,497	8,321
Other	33,903	8,369	1,169	—	67,965

Total	$1,304,161	$270,547	$944,901	$81,222	$284,449

(1)	Net written premiums for casualty insurance products totaled $331.6 million, $302.9 million and $304.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment.

(3)	Other operating expenses include commissions.

SCHEDULE IV
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
(Dollars in Thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Life insurance in force as of December 31, 2009	$154,019,475	$10,043,187	$24,259	$144,000,547	—%

Year ended December 31, 2009:
Premium and fee income:
Life insurance and annuity	$422,239	$25,312	$465	$397,392	—%
Accident and health insurance	647,015	63,636	55,946	639,325	9%
Casualty insurance	302,073	25,867	43,910	320,116	14%
Other	44,208	—	—	44,208

Total premium and fee income	$1,415,535	$114,815	$100,321	$1,401,041

Life insurance in force as of December 31, 2008	$163,258,702	$11,115,197	$25,456	$152,168,961	—%

Year ended December 31, 2008:
Premium and fee income:
Life insurance and annuity	$431,881	$24,457	$561	$407,985	—%
Accident and health insurance	647,728	59,055	52,068	640,741	8%
Casualty insurance	287,907	25,225	34,579	297,261	12%
Other	38,903	—	—	38,903

Total premium and fee income	$1,406,419	$108,737	$87,208	$1,384,890

Life insurance in force as of December 31, 2007	$159,363,539	$17,358,631	$27,114	$142,032,022	—%

Year ended December 31, 2007:
Premium and fee income:
Life insurance and annuity	$402,457	$32,811	$499	$370,145	—%
Accident and health insurance	593,911	51,442	51,524	593,993	9%
Casualty insurance	300,669	29,099	33,343	304,913	11%
Other	35,115	—	—	35,115

Total premium and fee income	$1,332,152	$113,352	$85,366	$1,304,166

SCHEDULE VI
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(Dollars in Thousands)

	December 31,
	2009	2008
Deferred policy acquisition costs	$14,747	$13,961
Reserves for unpaid claims and claim expenses	1,187,814	1,061,046
Discount, if any, deducted from above (1)	688,284	592,940
Unearned premiums	127,567	116,140

	Year Ended December 31,
	2009	2008	2007
Earned premiums	$320,237	$297,300	$305,305
Net investment income	94,650	48,245	84,712
Claims and claim expenses incurred related to:
Current year	163,642	152,069	155,052
Prior years (2)	21,556	27,111	37,443
Amortization of deferred policy acquisition costs	34,459	31,556	32,958
Paid claims and claim adjustment expenses	92,479	78,794	93,914
Net premiums written	331,679	302,979	304,845

(1)	Based on discount rates ranging from 1.5% to 7.5%.

(2)	In 2009, 2008 and 2007, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development, partially offset by the accrual of additional discount with respect to prior years’ reserves. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.