Form 10-Q
period 2010-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2010-05-10
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting entity. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of May 5, 2010, the Registrant had 48,382,337 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

Page
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009	3
Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	4
Consolidated Statements of Equity for the Three Months Ended March 31, 2010 and 2009	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	25
Signatures	25
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Premium and fee income	$347,763	$357,721
Net investment income	84,050	62,855
Net realized investment losses:
Total other than temporary impairment losses	(27,273)	(17,608)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	4,275	—

Net impairment losses recognized in earnings	(22,998)	(17,608)
Other net realized investment gains (losses)	7,892	(4,391)

Net realized investment losses	(15,106)	(21,999)

Total revenues	416,707	398,577

Benefits and expenses:
Benefits, claims and interest credited to policyholders	246,321	255,598
Commissions	21,396	22,704
Amortization of cost of business acquired	25,570	23,293
Other operating expenses	64,664	60,137

	357,951	361,732

Operating income	58,756	36,845

Interest expense:
Corporate debt	7,323	3,985
Junior subordinated debentures	3,241	3,240

	10,564	7,225

Income before income tax expense	48,192	29,620

Income tax expense	10,529	5,136

Net income	$37,663	$24,484

Basic results per share of common stock:
Net income	$0.68	$0.51

Diluted results per share of common stock:
Net income	$0.68	$0.51

Dividends paid per share of common stock	$0.10	$0.10
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Investments:
Fixed maturity securities, available for sale	$5,107,812	$4,875,681
Short-term investments	420,292	406,782
Other investments	441,613	466,855

	5,969,717	5,749,318
Cash	61,783	65,464
Cost of business acquired	238,437	250,311
Reinsurance receivables	360,429	355,030
Goodwill	93,929	93,929
Other assets	304,899	293,835
Assets held in separate account	115,277	113,488

Total assets	$7,144,471	$6,921,375

Liabilities and Equity:
Future policy benefits:
Life	$347,674	$341,736
Disability and accident	789,332	781,701
Unpaid claims and claim expenses:
Life	60,022	58,665
Disability and accident	439,410	433,273
Casualty	1,222,165	1,187,814
Policyholder account balances	1,469,397	1,454,114
Corporate debt	393,750	365,750
Junior subordinated debentures	175,000	175,000
Other liabilities and policyholder funds	711,035	647,269
Liabilities related to separate account	115,277	113,488

Total liabilities	5,723,062	5,558,810

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,122,682 and 55,995,995 shares issued and outstanding, respectively	561	560
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	667,727	661,895
Accumulated other comprehensive loss	(11,096)	(33,956)
Retained earnings	959,845	927,706
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock, and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,419,851	1,359,019
Noncontrolling interest	1,558	3,546

Total equity	1,421,409	1,362,565

Total liabilities and equity	$7,144,471	$6,921,375

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Net income	—	—	—	—	24,484	—	24,484	(5)	24,479
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	15,580	—	—	15,580	—	15,580
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196	—	196
Change in net periodic pension cost	—	—	—	291	—	—	291	—	291

Comprehensive income	—	—	—		—	—	40,551	(5)	40,546

Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(93)	(93)
Exercise of stock options	1	—	1,450	—	—	—	1,451	—	1,451
Stock-based compensation	—	—	2,131	—	—	—	2,131	—	2,131
Cash dividends	—	—	—	—	(5,302)		(5,302)	—	(5,302)

Balance, March 31, 2009	$490	$60	$526,177	$(335,643)	$865,572	$(197,246)	$859,410	$3,937	$863,347

Balance, January 1, 2010	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565

Net income	—	—	—	—	37,663	—	37,663	65	37,728
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	24,050	—	—	24,050	—	24,050
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(1,437)	—	—	(1,437)	—	(1,437)
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196	—	196
Change in net periodic pension cost	—	—	—	51	—	—	51	—	51

Comprehensive income							60,523	65	60,588
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(2,053)	(2,053)
Exercise of stock options	1	—	4,044	—	—	—	4,045	—	4,045
Stock-based compensation	—	—	1,788	—	—	—	1,788	—	1,788
Cash dividends	—	—	—	—	(5,524)	—	(5,524)	—	(5,524)

Balance, March 31, 2010	$561	$60	$667,727	$(11,096)	$959,845	$(197,246)	$1,419,851	$1,558	$1,421,409

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$37,663	$24,484
Adjustments to reconcile net income to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	94,640	99,523
Net change in reinsurance receivables and payables	(7,428)	(7,086)
Amortization, principally the cost of business acquired and investments	15,413	13,543
Deferred costs of business acquired	(30,901)	(34,392)
Net realized losses on investments	15,106	21,999
Net change in federal income tax asset/liability	9,755	4,114
Other	(32,743)	(30,969)

Net cash provided by operating activities	101,505	91,216

Investing activities:
Purchases of investments and loans made	(435,672)	(207,901)
Sales of investments and receipts from repayment of loans	165,711	77,696
Maturities of investments	139,323	261,307
Net change in short-term investments	(13,510)	(207,968)
Change in deposit in separate account	—	4,845

Net cash used by investing activities	(144,148)	(72,021)

Financing activities:
Deposits to policyholder accounts	40,332	61,681
Withdrawals from policyholder accounts	(26,138)	(70,938)
Proceeds from issuance of 2020 Senior Notes	250,000	—
Borrowings under revolving credit facility	—	17,000
Principal payments under revolving credit facility	(222,000)	(2,000)
Cash dividends paid on common stock	(5,524)	(5,302)
Other financing activities	2,292	816

Net cash provided by financing activities	38,962	1,257

(Decrease) increase in cash	(3,681)	20,452
Cash at beginning of period	65,464	63,837

Cash at end of period	$61,783	$84,289

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A –Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the March 31, 2009 consolidated financial statements to conform to the March 31, 2010 presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2009 Form 10-K.
Accounting Changes
Fair Value Measurements. As of January 1, 2010, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) requiring additional disclosures regarding fair value measurements. This guidance requires entities to disclose (1) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the reasons for any transfers into or out of Level 3 of the fair value hierarchy and (3) additional information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies existing fair value measurement disclosure requirements concerning the level of disaggregation and the disclosure of valuation inputs and techniques. Except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements, this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
Recently Issued Accounting Standards
In April 2010, the FASB issued guidance clarifying that an insurance company should not consider any separate account interests in an investment held for the benefit of policy holders to be the insurer’s own interests and should not combine those interests with any interest of its general account in the same investment when assessing the investment for consolidation. Insurance companies are also required to consider a separate account a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
Note B – Investments
At March 31, 2010, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $5,107.8 million and an amortized cost of $5,114.2 million. At December 31, 2009, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $4,875.7 million and an amortized cost of $4,933.4 million. Declines in market value relative to such securities’ amortized cost determined to be other than temporary pursuant to the Company’s methodology for such determinations, as further discussed below, are reflected as reductions in the amortized cost of such securities.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	March 31, 2010
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,561,252	$93,481	$(53,357)	$(33,531)	$1,567,845
Commercial mortgage-backed securities	28,007	514	(1,982)	(243)	26,296
Corporate securities	1,216,195	61,323	(20,789)	—	1,256,729
Collateralized debt obligations	208,240	94	(91,686)	(1,619)	115,029
U.S. Treasury and other U.S. Government guaranteed securities	196,671	3,245	(664)	—	199,252
U.S. Government-sponsored enterprise securities	45,115	155	(20)	—	45,250
Obligations of U.S. states, municipalities and political subdivisions	1,858,706	57,249	(18,544)	—	1,897,411

Total fixed maturity securities	$5,114,186	$216,061	$(187,042)	$(35,393)	$5,107,812

	December 31, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,542,204	$81,652	$(65,029)	$(29,450)	$1,529,377
Commercial mortgage-backed securities	29,773	206	(3,682)	(288)	26,009
Corporate securities	1,219,711	49,373	(30,918)	—	1,238,166
Collateralized debt obligations	215,301	868	(98,281)	(3,444)	114,444
U.S. Treasury and other U.S. Government guaranteed securities	108,114	3,036	(344)	—	110,806
U.S. Government-sponsored enterprise securities	16,750	483	(231)	—	17,002
Obligations of U.S. states, municipalities and political subdivisions	1,801,595	59,108	(20,826)	—	1,839,877

Total fixed maturity securities	$4,933,448	$194,726	$(219,311)	$(33,182)	$4,875,681

The amortized cost and fair value of fixed maturity securities available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Residential mortgage-backed securities	$1,561,252	$1,567,845
Commercial mortgage-backed securities	28,007	26,296

Other fixed maturity securities:
One year or less	68,462	67,826
Greater than 1, up to 5 years	550,585	566,397
Greater than 5, up to 10 years	855,932	831,402
Greater than 10 years	2,049,948	2,048,046

Total	$5,114,186	$5,107,812

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Residential mortgage-backed securities	$174,733	$(7,811)	$304,112	$(79,077)	$478,845	$(86,888)
Commercial mortgage-backed securities	—	—	15,489	(2,225)	15,489	(2,225)
Corporate securities	95,995	(3,460)	160,783	(17,329)	256,778	(20,789)
Collateralized debt obligations	15,986	(5,796)	98,330	(87,509)	114,316	(93,305)
U.S. Treasury and other U.S. Government guaranteed securities	142,660	(664)	—	—	142,660	(664)
U.S. Government-sponsored enterprise securities	10,980	(20)	—	—	10,980	(20)
Obligations of U.S. states, municipalities & political subdivisions	313,694	(5,246)	159,053	(13,298)	472,747	(18,544)

Total fixed maturity securities	$754,048	$(22,997)	$737,767	$(199,438)	$1,491,815	$(222,435)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Residential mortgage-backed securities	$235,605	$(6,783)	$312,760	$(87,696)	$548,365	$(94,479)
Commercial mortgage-backed securities	3,484	(17)	18,466	(3,953)	21,950	(3,970)
Corporate securities	111,656	(3,739)	200,186	(27,179)	311,842	(30,918)
Collateralized debt obligations	9,097	(4,179)	95,651	(97,546)	104,748	(101,725)
U.S. Treasury and other U.S. Government guaranteed securities	56,693	(344)	—	—	56,693	(344)
U.S. Government-sponsored enterprise securities	9,769	(231)	—	—	9,769	(231)
Obligations of U.S. states, municipalities & political subdivisions	331,027	(5,128)	160,359	(15,698)	491,386	(20,826)

Total fixed maturity securities	$757,331	$(20,421)	$787,422	$(232,072)	$1,544,753	$(252,493)

Net investment income was attributable to the following:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$81,118	$70,484
Mortgage loans	1,913	1,199
Short-term investments	20	248
Other	8,817	(799)

	91,868	71,132
Less: Investment expenses	(7,818)	(8,277)

	$84,050	$62,855

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
Net realized investment losses arose from the following:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Fixed maturity securities, available for sale	$(11,449)	$(18,457)
Mortgage loans	(4,817)	(3,376)
Other investments	1,160	(166)

	$(15,106)	$(21,999)

Proceeds from sales of fixed maturity securities during the first three months of 2010 and 2009 were $105.4 million and $223.1 million, respectively. Gross gains of $9.5 million and gross losses of $3.3 million were realized on the 2010 sales and gross gains of $7.8 million and gross losses of $14.1 million were realized on the 2009 sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. In the first quarters of 2010 and 2009, the net losses realized on fixed maturity securities also include provisions for the other than temporary declines in the values of certain fixed maturity securities of $17.6 million and $12.2 million, respectively. In the first quarters of 2010 and 2009, the net losses realized on mortgage loans include a provision for the decline in the value of certain mortgage loans of $4.9 million and $3.4 million, respectively. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments are other than temporary. Under this methodology, management evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment and recent changes in credit ratings of the issuer by nationally recognized rating agencies to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. Management also considers the length of time and extent to which the fair value of the investment is lower than its amortized cost and evaluates whether the Company intends to, or will more likely than not be required to, sell the investment before the anticipated recovery in the investment’s fair value. In addition, the Company evaluates loan to collateral value ratios, current levels of subordination and vintages of the residential and commercial mortgage-backed securities in its investment portfolio.
If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell, or determines that it will more likely than not be required to sell, the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will be required to do so, declines in the fair value that are considered in the judgment of management to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all other investments that are considered in the judgment of management to be other than temporary are reported as realized investment losses.
During the first three months of 2010, the Company recognized $17.7 million of after-tax other than temporary impairment losses, of which $14.9 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $2.8 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

Three months ended
March 31, 2010
Balance at the beginning of period	$89,658
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	6,987
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	7,501
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(18,054)

Balance at the end of the period	$86,092

The gross unrealized losses at March 31, 2010 are attributable to 900 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $4.6 million. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 42% of the aggregate gross unrealized losses at March 31, 2010, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At March 31, 2010, the Company held approximately $1,220.8 million of insured municipal fixed maturity securities, which represented approximately 20% of the Company’s total invested assets. These securities had a weighted average credit rating of “AA” by nationally recognized statistical rating organizations at March 31, 2010. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $848.0 million at March 31, 2010, the weighted average credit rating at such date by such organizations was also “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at March 31, 2010 included National Public Finance Guarantee Corp. ($326.7 million), Assured Guaranty ($218.6 million), Ambac Financial Group, Inc. ($145.5 million), Financial Guaranty Insurance Company ($51.3 million) and Radian ($32.2 million). At March 31, 2010, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements are primarily utilized to reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income of $0.5 million during the three months ended March 31, 2010 related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at March 31, 2010. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material currency forward contracts outstanding at March 31, 2010.
To mitigate the risk of interest rates rising before the issuance of the 8.00% Senior Notes due 2033 (“2033 Senior Notes”) in May 2003, the Company entered into a treasury rate lock agreement in September 2002, with a notional amount of $150.0 million and an anticipated debt term of 10 years. The Company paid $13.8 million upon the issuance of the 2033 Senior Notes in May 2003 to settle the treasury rate lock agreement, of which $12.1 million was recorded in accumulated other comprehensive income and the remaining loss was deemed ineffective and recognized as a reduction of net investment income. This transaction was accounted for as a cash flow hedge; accordingly, $12.1 million of the loss on the treasury rate lock agreement is being amortized into interest expense ratably over 10 years. The Company will amortize $1.2 million of such loss into interest expense over the next twelve months. The Company recognized $0.3 million of such loss into interest expense during the first quarters of 2010 and 2009. The net loss on the treasury rate lock agreement included in accumulated other comprehensive loss was $2.5 million (net of an income tax benefit of $1.3 million) at March 31, 2010.

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
The Company’s investments in fixed maturity securities available for sale, equity securities available for sale, trading account securities, assets held in the separate account and its liabilities for securities sold, not yet purchased are carried at fair value. The methodologies and valuation techniques used by the Company to value its assets and liabilities measured at fair value are described below.
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
Obligations of U.S. states, municipalities and other political subdivisions primarily include bonds or notes issued by U.S municipalities. The Company values these securities using recently executed transactions, spreads, benchmark curves including treasury benchmarks, and trustee reports. These inputs are generally observable and these securities are generally categorized in Level 2 of the fair value hierarchy.
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
Other liabilities measured at fair value consist of securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	March 31, 2010
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Residential mortgage-backed securities	$1,567,845	$—	$1,413,632	$154,213
Commercial mortgage-backed securities	26,296	—	—	26,296
Corporate securities	1,256,729	5,382	1,162,879	88,468
Collateralized debt obligations	115,029	—	—	115,029
U.S. Treasury and other U.S. Government guaranteed securities	199,252	166,549	27,264	5,439
U.S. Government-sponsored enterprise securities	45,250	—	45,250	—
Obligations of U.S. states, municipalities and political subdivisions	1,897,411	—	1,897,411	—
Other investments	95,686	86,322	—	9,364
Assets held in separate account	115,277	—	—	115,277

Total	$5,318,775	$258,253	$4,546,436	$514,086

Liabilities:
Other liabilities	$66,596	$66,596	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into Level 3 are recognized as of the end of the period.

	Three Months Ended March 31, 2010
						U.S.
		Residential	Commercial			Treasury and		Assets
		Mortgage-	Mortgage-	Collateralized	Gov’t	Other U.S.		held in
		backed	backed	Corporate	Debt	Guaranteed	Other	Separate
	Total	Securities	Securities	Securities	Obligations	Securities	Investments	Account
	(dollars in thousands)
Balance at beginning of quarter	$514,448	$143,513	$26,009	$95,920	$114,444	$11,367	$9,707	$113,488
Total (losses) gains
Included in earnings	(16,846)	(9,952)	(1,197)	(2,232)	(3,265)	(22)	(178)	—
Included in other comprehensive income	11,440	2,076	2,053	(161)	7,647	(7)	(168)	—
Purchases, issuances and settlements	4,950	18,576	(569)	(5,153)	(3,797)	(5,899)	3	1,789
Transfers into Level 3	3,825	—	—	3,825	—	—	—	—
Transfer out of Level 3	(3,731)	—	—	(3,731)	—	—	—	—

Balance at end of the period	$514,086	$154,213	$26,296	$88,468	$115,029	$5,439	$9,364	$115,277

Net losses for the period included in earnings attributable to the net change in unrealized gains and losses of assets measured at fair value using unobservable inputs and held at March 31, 2010 (1)	$(16,640)	$(9,948)	$(1,153)	$(3,168)	$(2,193)	$—	$(178)	$—

(1)	In the first quarter of 2010, net losses of $0.2 million and $16.4 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
The carrying value and estimated fair value of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not included, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Assets:
Short-term investments	420,292	420,292	406,782	406,782
Other investments	345,927	345,927	370,565	370,565

Liabilities:
Policyholder account balances	1,384,568	1,510,737	1,351,565	1,471,669
Corporate debt	393,750	405,329	365,750	361,754
Junior subordinated debentures	175,000	146,860	175,000	124,600
Advances from Federal Home Loan Bank	55,342	69,425	55,342	68,320
Liabilities related to separate account	115,277	115,277	113,488	113,488
The carrying values for short-term investments approximate fair values based on the nature of the investments. Other investments primarily include investment funds organized as limited partnerships and limited liability companies and real estate investment held by limited liability companies which are reflected in the Company’s financial statements under the equity method of accounting. In determining the fair value of such investments for purposes of this footnote disclosure, the Company concluded that the value calculated using the equity method of accounting was reflective of the fair market value of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The carrying values of all other invested assets and separate account liabilities approximate their fair value.
The fair value of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $76.8 million and $94.0 million at March 31, 2010 and December 31, 2009, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays variable rates of interest on this debt, which are reflective of market conditions in effect from time to time. The fair values of the 2033 Senior Notes, 7.875% Senior Notes due 2020 (“2020 Senior Notes”) and the 7.376% fixed-to-floating rate junior subordinated debentures due 2067 (“Junior Subordinated Debentures”) are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note D – Corporate Debt
On January 20, 2010, the Company issued the 2020 Senior Notes pursuant to an effective registration statement. The 2020 Senior Notes were issued in an aggregate principal amount of $250 million with an interest rate of 7.875% and a maturity date of January 31, 2020. The interest on the 2020 Senior Notes will be paid semi-annually in arrears on January 31 and July 31, commencing on July 31, 2010. The 2020 Senior Notes may be redeemed in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of the 2020 Senior Notes being redeemed and the applicable make-whole amount (which, in general, would consist of the sum of the present values of the remaining scheduled payments of principal and interest on the 2020 Senior Notes being redeemed discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Amended Credit Agreement and for general corporate purposes.
Note E — Segment Information

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Revenues:
Group employee benefit products	$386,291	$381,521
Asset accumulation products	31,597	27,501
Other (1)	13,925	11,554

	431,813	420,576
Net realized investment losses	(15,106)	(21,999)

	$416,707	$398,577

Operating income (loss):
Group employee benefit products	$70,832	$58,835
Asset accumulation products	10,412	8,038
Other (1)	(7,382)	(8,029)

	73,862	58,844
Net realized investment losses	(15,106)	(21,999)

	$58,756	$36,845

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note F – Comprehensive Income
Total comprehensive income attributable to common shareholders is comprised of net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income, the change in net periodic pension cost and the change in the loss on the cash flow hedge described in Note B. Total comprehensive income attributable to common shareholders was $60.5 million and $40.6 million for the first three months of 2010 and 2009, respectively. Net unrealized losses on securities available for sale decreased $24.1 million and $15.6 million in the first three months of 2010 and 2009, respectively.
Note G – Stock-Based Compensation
The Company recognized stock-based compensation expenses of $2.1 million and $2.4 million in the first quarters of 2010 and 2009, respectively. The remaining unrecognized compensation expense related to unvested awards at March 31, 2010 was $21.3 million and the weighted average period of time over which this expense will be recognized is 3.4 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first quarter of 2010: expected volatility – 42.8%, expected dividends – 1.9%, expected lives of the options – 6.1 years, and the risk free rate – 2.7%. The following weighted average assumptions were used for the first quarter of 2009: expected volatility – 37.3%, expected dividends – 3.2%, expected lives of the options – 6.2 years, and the risk free rate – 2.0%.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G — Stock-Based Compensation — (Continued)
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options for which the Company had sufficient historical exercise data. The Company used the “simplified method” to estimate the expected life of options for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2010	3,927,758	$29.10
Granted	499,919	21.24
Exercised	(164,938)	13.18
Forfeited	(12,350)	25.77
Expired	(750)	33.43

Outstanding at March 31, 2010	4,249,639	28.80	7.1	$7,387

Exercisable at March 31, 2010	1,897,213	$29.62	5.7	$3,007
The weighted average grant date fair value of options granted during the first quarters of 2010 and 2009 was $7.89 and $3.36, respectively. The cash proceeds from stock options exercised were $0.3 million and $0 in the first quarters of 2010 and 2009, respectively. The total intrinsic value of options exercised during the first quarters of 2010 and 2009 was $1.6 million and $0, respectively.
At March 31, 2010, 5,673,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.67, a weighted average contractual term of 6.0 years and an intrinsic value of $8.2 million. Of such options, 3,208,250 options with a weighted average exercise price of $24.84, a weighted average contractual term of 4.0 years and an intrinsic value of $7.9 million were exercisable at March 31, 2010.
Note H — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$37,663	$24,484

Denominator:
Weighted average common shares outstanding	55,160	48,034
Effect of dilutive securities	297	89

Weighted average common shares outstanding, assuming dilution	55,457	48,123

Basic results per share of common stock:
Net income	$0.68	$0.51

Diluted results per share of common stock:
Net income	$0.68	$0.51

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
The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products. However, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for the Company’s excess workers’ compensation products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and has recently achieved significantly improved levels of new business production for these products. In addition, based on the growth and development of the Company’s assumed workers’ compensation and casualty reinsurance product, the Company has included this product in its core products beginning with the third quarter of 2009.
For its other group employee benefit products, the Company is presently experiencing challenging market conditions from a competitive standpoint, particularly as to pricing. These conditions, in addition to the downward pressure on employment and wage levels exerted by the recent recession, are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company is presently reviewing the continuing viability of this product in light of the new requirements imposed by the recently adopted federal health care reform legislation, which remains subject to implementing agency regulations and future legislative action and no assurance can be given as to the timing of such review’s completion or its outcome. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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
The management of the Company’s investment portfolio is an important component of its profitability. Over the second half of 2007 and continuing into early 2010, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of these market conditions, the Company has been maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $420.3 million and $406.8 million at March 31, 2010 and December 31, 2009, respectively. The Company is presently engaged in efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields; however, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2009 and in the first quarter of 2010, during which more favorable market conditions emerged, as compared to 2008. However, these market conditions may worsen in the future and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the total carrying value of the Company’s available for sale investment portfolio has increased in recent quarters, the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary increased significantly during 2009. Investment losses of this type moderated during the first quarter of 2010; however, in light of the continuing effects of the market conditions discussed above, such investment losses may continue or increase in the future and it is not possible to predict the timing or magnitude of such losses.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2009 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2009 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2009 Form 10-K, “Risk Factors”.
Results of Operations
Summary of Results. Net income was $37.7 million, or $0.68 per diluted share, in the first quarter of 2010 as compared to $24.5 million, or $0.51 per diluted share, in the first quarter of 2009. Net income in the first quarters of 2010 and 2009 included net realized investment losses, net of the related income tax benefit, of $9.8 million, or $0.18 per diluted share, and $14.3 million, or $0.30 per diluted share, respectively. Net income in the first quarter of 2010 as compared to the first quarter of 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and growth in income from the Company’s core group employee benefit products, and, on a per-share basis, was adversely impacted by the Company’s two Class A Common Stock offerings completed during 2009. Net investment income in the first quarter of 2010, which increased 34% from the first quarter of 2009, reflects an increase in the tax equivalent weighted average annualized yield to 6.2% from 5.8%.

The Company believes that the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of income from continuing operations excluding after-tax realized investment gains and losses, and the loss on redemption of junior subordinated deferrable interest debentures, as applicable. The Company believes that because realized investment gains and losses, redemption of junior subordinated deferrable interest debentures and discontinued operations arise from events whose occurrence is, to a significant extent, within management’s discretion and can fluctuate significantly, thus distorting comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Redemptions of junior subordinated deferrable interest debentures occur based on management’s decision to redeem such debentures. Investment gains or losses may be realized based on management’s decision to dispose of an investment, and investment losses may be realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Discontinued operations occur based on management’s decision to exit or sell a particular business. Thus, realized investment gains and losses, losses on redemption of junior subordinated deferrable interest debentures and results from discontinued operations are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified by removing the effects of these items. For these reasons, management uses the measure of operating earnings to assess performance, including in connection with certain of the performance goals under its incentive compensation plans, and to make operating plans and decisions. The Company believes that analysts and investors typically find measures of this type to be useful as part of their evaluations of insurers’ financial performance. However, gains and losses of these types, particularly as to investments, occur regularly and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.
Operating earnings for the Company increased 22% to $47.5 million, or $0.86 per diluted share, in the first quarter of 2010 from $38.8 million, or $0.81 per diluted share, in the first quarter of 2009. This increase is primarily attributable to a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and growth in income from the Company’s core group employee benefit products, which, on a per-share basis, more than offset the impact of the Company’s two Class A Common Stock offerings completed during 2009.
The following table reconciles the respective operating earnings amounts to the corresponding net income amounts for the indicated periods:

	Three Months Ended
	March 31,
	2010	2009
Operating earnings	$47,482	$38,783
Net realized investment losses, net of taxes (A)	(9,819)	(14,299)

Net income	$37,663	$24,484

Diluted results per share of common stock Operating earnings	$0.86	$0.81
Net realized investment losses, net of taxes (A)	(0.18)	(0.30)

Net income	$0.68	$0.51

(A)	Net of an income tax benefit of $5.3 million and $7.7 million, or $0.10 per diluted share and $0.16 per diluted share, for the three months ended March 31, 2010 and 2009, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income in the first quarter of 2010 was $347.8 million as compared to $357.7 million in the first quarter of 2009. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and assumed workers’ compensation and casualty reinsurance, were $333.3 million and $344.2 million in first quarters of 2010 and 2009, respectively. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have also been included in premiums from core group employee benefit products for prior periods. Premiums from excess workers’ compensation insurance for self-insured employers were $68.0 million and $67.8 million in the first quarters of 2010 and 2009, respectively. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, was $13.4 million in the first quarter of 2010 compared to $15.1 million in the first quarter of 2009. Premiums from assumed workers’ compensation and casualty reinsurance increased 73% to $11.4 million in the first quarter of 2010 from $6.6 million in the first quarter of 2009. Assumed workers’ compensation and casualty reinsurance production was $5.1 million in the first quarter of 2010 compared to $6.9 million in the first quarter of 2009. SNCC’s rates for its 2010 renewal policies declined modestly and SIRs on average are up modestly in 2010 new and renewal policies for its excess workers’ compensation products. SNCC’s retention of its existing excess workers’ compensation customers remained strong in the first quarter of 2010.
Premiums from the Company’s other core group employee benefit products were $253.9 million and $269.8 million in the first quarter of 2010 and 2009, respectively. During the first quarter of 2010 and 2009, premiums from the Company’s group life products were $97.9 million and $103.7 million, respectively, and premiums from the Company’s group disability products were $134.4 million and $146.4 million, respectively. Premiums from the Company’s turnkey disability business were $13.3 million in the first quarter of 2010 compared to $15.2 million in the first quarter of 2009. New business production for the Company’s other core group employee benefit products was $40.0 million and $46.6 million in the first quarters of 2010 and 2009, respectively. Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from turnkey disability product has also been included in core production for prior periods. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The payments received by the Company in connection with loss portfolio transfers, which are recorded as liabilities rather than as premiums, increased to $5.1 million in the first quarter of 2010 from $3.7 million in the first quarter of 2009.
Deposits from the Company’s asset accumulation products were $38.8 million in the first quarter of 2010 as compared to $59.7 million in the first quarter of 2009. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2010 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the first quarter of 2010 was $84.1 million as compared to $62.9 million in the first quarter of 2009, an increase of 34%. This increase reflects an increase in the tax equivalent weighted average annualized yield on invested assets to 6.2% in the first quarter of 2010 from 5.8% in the first quarter of 2009, primarily attributable to the improved performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. The level of net investment income in the first quarter of 2010 period also reflects a 24% increase in average invested assets to $5,814.3 million in 2010 from $4,685.9 million in the first quarter of 2009.
Net Realized Investment Losses. Net realized investment losses decreased to $15.1 million in the first quarter of 2010 from $22.0 million in the first quarter of 2009. The Company monitors its investments on an ongoing basis. When the market value of a security classified as available for sale declines below its cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. If management judges the decline to be other than temporary, the portion of the decline related to credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $27.3 million of losses in the first quarter of 2010 due to the other than temporary declines in the market values of certain fixed maturity and other investments, of which $23.0 million was recognized as credit-related realized investment losses and $4.3 million remained as a component of accumulated other comprehensive income. The Company recognized $17.6 million of realized losses due to other than temporary impairments in the first quarter of 2009. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2010 and 2009, the Company recognized $7.9 million and $(4.4) million, respectively, of net gains (losses) on the sales of securities.
The Company may continue to recognize losses due to other than temporary declines in security market values in the future, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2009 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources — Investments”.

Benefits and Expenses. Policyholder benefits and expenses were $358.0 million in the first quarter of 2010 as compared to $361.7 million in the first quarter of 2009. This decrease primarily reflects the decrease in premiums from the Company’s group employee benefit products and does not include additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for the Company’s group employee benefit products increased to 94.1% in the first quarter of 2010 from 93.2% in the first quarter of 2009 primarily resulting from the lower level of premiums from the Company’s group employee benefit products in the current period, as well as expenses associated with new product development at SNCC. The weighted average annualized crediting rate on the Company’s asset accumulation products, which reflects the effect of the first year bonus crediting rate on certain newly issued products was 4.2% and 4.3% in the first quarters of 2010 and 2009, respectively.
Interest Expense. Interest expense was $10.6 million in the first quarter of 2010 as compared to $7.2 million in the first quarter of 2009. This increase primarily reflects interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, partially offset by a decrease in the weighted average borrowings under the Amended Credit Agreement.
Income Tax Expense. Income tax expense was $10.5 million in the first quarter of 2010 as compared to $5.1 million in the first quarter of 2009, primarily due to the higher level of operating income. The Company’s effective tax rate was 21.8% in the first quarter of 2010 compared to 17.3% in the first quarter of 2009.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on any outstanding borrowings under its Amended Credit Agreement and interest payments on the 2020 Senior Notes, 2033 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. During the first quarter of 2010, the Company issued the 2020 Senior Notes, which will mature in January 2020 and pay interest semi-annually in arrears on January 31 and July 31, commencing on July 31, 2010. The 2020 Senior Notes are not subject to any sinking fund requirements and contain certain provisions permitting their early redemption by the Company. See Note D to the Consolidated Financial Statements. The 2033 Senior Notes and the 2007 Junior Debentures also contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H to the Consolidated Financial Statements included in the 2009 Form 10-K.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $112.0 million of financial resources available at the holding company level at March 31, 2010, primarily comprised of short-term investments and in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $112.8 million during 2010, of which $1.8 million has been paid to the Company during the first three months of 2010. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of March 31, 2010, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At March 31, 2010, the Company had no outstanding borrowings and had $350.0 million of borrowings available under the Amended Credit Agreement.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first quarter of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. The reserves related to the funding agreements were $65.2 million at March 31, 2010 and 2009.
On May 5, 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on June 2, 2010.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $5,969.7 million at March 31, 2010, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $274.0 million at March 31, 2010. At March 31, 2010, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities managed on the Company’s behalf by Fortress Investment Group LLC was $57.9 million.
During the first three months of 2010, the market value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $52.0 million from year-end 2009, before the related decrease in the cost of business acquired of $17.2 million and a decrease in the federal income tax provision of $12.2 million. At March 31, 2010, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $216.1 million (of which $187.1 million was attributable to investment grade securities) and $222.4 million (of which $93.7 million was attributable to investment grade securities), respectively. During the first three months of 2010, the Company recognized pre-tax net investment losses of $15.1 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations was “A” at March 31, 2010. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2009 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 85% of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence, 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence, 50% of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence and 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million, per occurrence. In addition, effective March 17, 2010, the Company currently cedes through indemnity reinsurance up to $20 million of coverage (compared to $10 million previously) with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. The Company also currently cedes through indemnity reinsurance risks in excess of $300,000 per individual and type of coverage for new and existing employer-paid group life insurance policies. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.

Cash Flows. Operating activities increased cash by $101.5 million and $91.2 million in the first three months of 2010 and 2009, respectively. Net investing activities used $144.1 million and $72.0 million of cash during the first three months of 2010 and 2009, respectively, primarily for the purchase of securities. Financing activities provided $39.0 million of cash during the first three months of 2010, principally from the issuance of the 2020 Senior Notes, partially offset by the full repayment of the then outstanding borrowings under the Amended Credit Agreement. During the first three months of 2009, financing activities provided $1.3 million of cash, principally from deposits to policyholder accounts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2009.
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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2009 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.

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
Item 1A. Risk Factors
There have been no material changes in the significant factors that may affect the Company’s business and operations as described in Part I, Item 1A of the 2009 Form 10-K, “Risk Factors.”

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

DELPHI FINANCIAL GROUP, INC.
/s/ ROBERT ROSENKRANZ
Robert Rosenkranz
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/THOMAS W. BURGHART
Thomas W.Burghart
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)

Date: May 10, 2010