Form 10-Q
period 2010-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2010-08-09
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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
As of July 30, 2010, the Registrant had 48,510,975 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Premium and fee income	$352,566	$352,445	$700,329	$710,166
Net investment income	78,234	92,023	162,284	154,878
Net realized investment losses:
Total other than temporary impairment losses	(21,659)	(45,628)	(48,932)	(63,236)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	826	20,719	5,101	20,719

Net impairment losses recognized in earnings	(20,833)	(24,909)	(43,831)	(42,517)
Other net realized investment gains (losses)	6,959	(2,562)	14,851	(6,953)

	(13,874)	(27,471)	(28,980)	(49,470)
Loss on redemption of senior notes	(212)	—	(212)	—

Total revenues	416,714	416,997	833,421	815,574

Benefits and expenses:
Benefits, claims and interest credited to policyholders	244,687	251,807	491,008	507,405
Commissions	23,794	22,456	45,190	45,160
Amortization of cost of business acquired	26,167	26,184	51,737	49,477
Other operating expenses	62,976	60,502	127,575	120,644

	357,624	360,949	715,510	722,686

Operating income	59,090	56,048	117,911	92,888

Interest expense:
Corporate debt	8,264	3,876	15,587	7,861
Junior subordinated debentures	3,248	3,241	6,489	6,481

	11,512	7,117	22,076	14,342

Income before income tax expense	47,578	48,931	95,835	78,546

Income tax expense	10,619	11,804	21,148	16,940

Net income	36,959	37,127	74,687	61,606

Less: Net income attributable to noncontrolling interest	8	120	73	115

Net income attributable to shareholders	$36,951	$37,007	$74,614	$61,491

Basic results per share of common stock:
Net income attributable to shareholders	$0.67	$0.74	$1.35	$1.25

Diluted results per share of common stock:
Net income attributable to shareholders	$0.66	$0.74	$1.34	$1.25

Dividends paid per share of common stock	$0.10	$0.10	$0.20	$0.20
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30,	December 31,
	2010	2009
Assets:
Investments:
Fixed maturity securities, available for sale	$5,326,173	$4,875,681
Short-term investments	351,093	406,782
Other investments	423,303	466,855

	6,100,569	5,749,318
Cash	67,885	65,464
Cost of business acquired	238,480	250,311
Reinsurance receivables	360,439	355,030
Goodwill	93,929	93,929
Other assets	311,050	293,835
Assets held in separate account	113,532	113,488

Total assets	$7,285,884	$6,921,375

Liabilities and Equity:
Future policy benefits:
Life	$343,646	$341,736
Disability and accident	789,790	781,701
Unpaid claims and claim expenses:
Life	55,293	58,665
Disability and accident	444,937	433,273
Casualty	1,245,408	1,187,814
Policyholder account balances	1,529,744	1,454,114
Corporate debt	388,750	365,750
Junior subordinated debentures	175,000	175,000
Other liabilities and policyholder funds	699,432	647,269
Liabilities related to separate account	113,532	113,488

Total liabilities	5,785,532	5,558,810

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,186,193 and 55,995,995 shares issued, respectively	562	560
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued	60	60
Additional paid-in capital	671,064	661,895
Accumulated other comprehensive income (loss)	33,264	(33,956)
Retained earnings	991,266	927,706
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,498,970	1,359,019
Noncontrolling interest	1,382	3,546

Total equity	1,500,352	1,362,565

Total liabilities and equity	$7,285,884	$6,921,375

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—
Net income	—	—	—	—	61,491	—	61,491	115	61,606

Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	132,393	—	—	132,393	—	132,393
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(12,038)	—	—	(12,038)	—	(12,038)
Decrease in net loss on cash flow hedge	—	—	—	392	—	—	392	—	392
Change in net periodic pension cost	—	—	—	582	—	—	582	—	582

Comprehensive income							182,820	115	182,935
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(64)	(64)
Issuance of common stock	30	—	51,017	—	—	—	51,047	—	51,047
Exercise of stock options	3		4,014	—	—	—	4,017	—	4,017
Stock-based compensation	—	—	4,592	—	—	—	4,592	—	4,592
Cash dividends	—	—	—	—	(10,922)	—	(10,922)	—	(10,922)

Balance, June 30, 2009	$522	$60	$582,219	$(232,753)	$899,331	$(197,246)	$1,052,133	$4,086	$1,056,219

Balance, January 1, 2010	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565

Net income	—	—	—	—	74,614	—	74,614	73	74,687
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	62,715	—	—	62,715	—	62,715
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	3,930	—	—	3,930	—	3,930
Decrease in net loss on cash flow hedge	—	—	—	473	—	—	473	—	473
Change in net periodic pension cost	—	—	—	102	—	—	102	—	102

Comprehensive income							141,834	73 -	141,907
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,237)	(2,237)
Exercise of stock options	2	—	5,741	—	—	—	5,743	—	5,743
Stock-based compensation	—	—	3,428	—	—	—	3,428	—	3,428
Cash dividends	—	—	—	—	(11,054)	—	(11,054)	—	(11,054)

Balance, June 30, 2010	$562	$60	$671,064	$33,264	$991,266	$(197,246)	$1,498,970	$1,382	$1,500,352

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income attributable to shareholders	$74,614	$61,491
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	84,646	137,172
Net change in reinsurance receivables and payables	(11,574)	(6,663)
Amortization, principally the cost of business acquired and investments	42,450	24,842
Deferred costs of business acquired	(57,386)	(64,079)
Net realized losses on investments	28,980	49,470
Net change in federal income taxes	(3,622)	5,228
Other	(25,398)	(15,428)

Net cash provided by operating activities	132,710	192,033

Investing activities:
Purchases of investments and loans made	(936,660)	(668,972)
Sales of investments and receipts from repayment of loans	494,984	130,226
Maturities of investments	176,718	446,734
Net change in short-term investments	55,689	(225,154)
Change in deposit in separate account	(2,965)	4,845

Net cash used by investing activities	(212,234)	(312,321)

Financing activities:
Deposits to policyholder accounts	122,809	180,624
Withdrawals from policyholder accounts	(54,905)	(102,969)
Proceeds from issuance of 2020 Senior Notes	250,000	—
Borrowings under revolving credit facility	—	17,000
Principal payments under revolving credit facility	(222,000)	(2,000)
Redemption of senior notes	(5,000)	—
Proceeds from issuance of common stock	—	51,017
Cash dividends paid on common stock	(11,054)	(10,922)
Other financing activities	2,095	2,895

Net cash provided by financing activities	81,945	135,645

Increase in cash	2,421	15,357
Cash at beginning of period	65,464	63,837

Cash at end of period	$67,885	$79,194

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A –Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the June 30, 2009 and December 31, 2009 consolidated financial statements to conform to the June 30, 2010 presentation. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2009 Form 10-K.
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
Note B – Investments
At June 30, 2010, the Company had fixed maturity securities available for sale with an amortized cost of $5,263.4 million and a carrying value and a fair value of $5,326.2 million. At December 31, 2009, the Company had fixed maturity securities available for sale with an amortized cost of $4,933.4 million and a carrying value and a fair value of $4,875.7 million. Declines in market value relative to such securities’ amortized cost which are determined to be other than temporary pursuant to the Company’s methodology for such determinations and to represent credit losses are reflected as reductions in the amortized cost of such securities, as further discussed below.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Note B – Investments – (Continued)
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	June 30, 2010
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$753,523	$54,336	$(53)	$—	$807,806
Non-agency residential mortgage-backed securities	807,633	64,153	(49,289)	(24,422)	798,075
Commercial mortgage-backed securities	34,503	994	(1,185)	(174)	34,138
Corporate securities	1,241,399	70,865	(22,033)	(1,551)	1,288,680
Collateralized debt obligations	209,075	609	(88,803)	(989)	119,892
U.S. Treasury and other U.S. Government guaranteed securities	214,406	7,269	(433)	—	221,242
U.S. Government-sponsored enterprise securities	93,360	701	(1)	—	94,060
Obligations of U.S. states, municipalities and political subdivisions	1,909,545	65,725	(12,990)	—	1,962,280

Total fixed maturity securities	$5,263,444	$264,652	$(174,787)	$(27,136)	$5,326,173

	December 31, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$699,257	$33,417	$(2,625)	$—	$730,049
Non-agency residential mortgage-backed securities	842,947	48,235	(62,404)	(29,450)	799,328
Commercial mortgage-backed securities	29,773	206	(3,682)	(288)	26,009
Corporate securities	1,219,711	49,373	(30,918)	—	1,238,166
Collateralized debt obligations	215,301	868	(98,281)	(3,444)	114,444
U.S. Treasury and other U.S. Government guaranteed securities	108,114	3,036	(344)	—	110,806
U.S. Government-sponsored enterprise securities	16,750	483	(231)	—	17,002
Obligations of U.S. states, municipalities and political subdivisions	1,801,595	59,108	(20,826)	—	1,839,877

Total fixed maturity securities	$4,933,448	$194,726	$(219,311)	$(33,182)	$4,875,681

The following table contains information, as of June 30, 2010, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and subprime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of June 30, 2010. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.9%), New York (7.0%) and Florida (6.3%).

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)

	Non-Agency Prime RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
	(dollars in thousands)
2001 and prior	$2,348	$—	$—	$—	$76	$2,424
2002	8,823	1,692	3,365	—	696	14,576
2003	90,744	2,190	3,682	9,000	9,919	115,535
2004	44,753	1,346	—	2,060	9,634	57,793
2005	5,822	2,303	1,778	18,544	51,518	79,965
2006	15,060	503	—	—	27,703	43,266
2007	—	—	—	—	87,025	87,025
2008	1,103	—	—	599	—	1,702

Total	$168,653	$8,034	$8,825	$30,203	$186,571	$402,286

(1)	The securities enumerated in this column include securities having a total of $162.7 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under the process initiated by the NAIC in 2009 which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Alt-A RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
	(dollars in thousands)
2001 and prior	$—	$—	$—	$2,023	$—	$2,023
2002	383	1,999	—	—	—	2,382
2003	45,257	—	—	—	3,126	48,383
2004	19,885	920	145	706	1,939	23,595
2005	2,565	16,139	—	1,137	38,939	58,780
2006	11,072	31	6,212	9,000	65,542	91,857
2007	346	—	—	9	111,208	111,563

Total	$79,508	$19,089	$6,357	$12,875	$220,754	$338,583

(1)	The securities enumerated in this column include securities having a total of $188.4 million in fair value that have received the equivalent of an investment grade rating from the NAIC under the process initiated by the NAIC in 2009 which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)

	Non-Agency Subprime RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
	(dollars in thousands)
2003	$9,583	$—	$—	$—	$—	$9,583
2004	13,201	—	808	3,578	835	18,422
2005	8,071	16,844	472	—	—	25,387
2006	—	—	—	3,345	78	3,423
2007	—	—	—	—	391	391

Total	$30,855	$16,844	$1,280	$6,923	$1,304	$57,206

(1)	The securities enumerated in this column include securities having a total of $0.7 million in fair value that have received the equivalent of an investment grade rating from the NAIC under the process initiated by the NAIC in 2009 which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.
The amortized cost and fair value of fixed maturity securities available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$753,523	$807,806
Non-agency residential mortgage-backed securities	807,633	798,075
Commercial mortgage-backed securities	34,503	34,138

Other fixed maturity securities:
One year or less	57,469	55,849
Greater than 1, up to 5 years	569,248	580,867
Greater than 5, up to 10 years	873,263	858,920
Greater than 10 years	2,167,805	2,190,518

Total	$5,263,444	$5,326,173

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$9,171	$(39)	$283	$(14)	$9,454	$(53)
Non-agency residential mortgage-backed securities	54,187	(3,490)	276,312	(70,221)	330,499	(73,711)
Commercial mortgage-backed securities	888	(1)	8,689	(1,358)	9,577	(1,359)
Corporate securities	88,670	(4,283)	111,635	(19,301)	200,305	(23,584)
Collateralized debt obligations	16,216	(5,738)	102,553	(84,054)	118,769	(89,792)
U.S. Treasury and other U.S. Government guaranteed securities	18,929	(433)	—	—	18,929	(433)
U.S. Government-sponsored enterprise securities	1,399	(1)	—	—	1,399	(1)
Obligations of U.S. states, municipalities and political subdivisions	247,196	(3,043)	142,802	(9,947)	389,998	(12,990)

Total fixed maturity securities	$436,656	$(17,028)	$642,274	$(184,895)	$1,078,930	$(201,923)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$126,097	$(2,573)	$269	$(51)	$126,366	$(2,624)
Non-agency residential mortgage-backed securities	109,508	(4,210)	312,491	(87,645)	421,999	(91,855)
Commercial mortgage-backed securities	3,484	(17)	18,466	(3,953)	21,950	(3,970)
Corporate securities	111,656	(3,739)	200,186	(27,179)	311,842	(30,918)
Collateralized debt obligations	9,097	(4,179)	95,651	(97,546)	104,748	(101,725)
U.S. Treasury and other U.S. Government guaranteed securities	56,693	(344)	—	—	56,693	(344)
U.S. Government-sponsored enterprise securities	9,769	(231)	—	—	9,769	(231)
Obligations of U.S. states, municipalities and political subdivisions	331,027	(5,128)	160,359	(15,698)	491,386	(20,826)

Total fixed maturity securities	$757,331	$(20,421)	$787,422	$(232,072)	$1,544,753	$(252,493)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
Net investment income was attributable to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$80,500	$77,222	$161,183	$147,706
Mortgage loans	1,405	207	3,318	1,406
Short-term investments	17	74	37	322
Other	2,095	22,875	11,347	22,076

	84,017	100,378	175,885	171,510
Less: Investment expenses	(5,783)	(8,355)	(13,601)	(16,632)

	$78,234	$92,023	$162,284	$154,878

Net realized investment losses arose from the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(9,395)	$(22,871)	$(26,962)	$(35,057)
Mortgage loans	(10,210)	(518)	(15,101)	(2,018)
Other investments	(1,228)	(1,520)	(1,768)	(5,442)

	(20,833)	(24,909)	(43,831)	(42,517)

Other net realized investment gains (losses):
Fixed maturity securities, available for sale	5,628	(2,682)	11,746	(8,953)
Mortgage loans	345	—	419	—
Other investments	986	120	2,686	2,000

	6,959	(2,562)	14,851	(6,953)

Total	$(13,874)	$(27,471)	$(28,980)	$(49,470)

Proceeds from sales of fixed maturity securities during the first six months of 2010 and 2009 were $257.5 million and $317.9 million, respectively. Gross gains of $16.3 million and gross losses of $4.6 million were realized on the 2010 sales and gross gains of $13.7 million and gross losses of $22.6 million were realized on the 2009 sales. Proceeds from sales of fixed maturity securities during the second quarters of 2010 and 2009 were $153.9 million and $94.8 million, respectively. Gross gains of $6.9 million and gross losses of $1.3 million were realized on the 2010 sales and $5.8 million of gross gains and gross losses of $8.5 million were realized on the 2009 sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments below the Company’s amortized cost are other than temporary. Under this methodology, management evaluates whether and when the Company will recover an investment’s amortized cost, taking into account, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, the expected amount and timing of future cash flows from the investment, recent changes in credit ratings of the issuer by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment has been lower than its amortized cost to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations, the most significant factor in these evaluations is the expected amount and timing

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
of the future cash flows from the investment. In the case of fixed maturity securities, where management determines that a security’s amortized cost will be recovered during its remaining term to maturity, an additional component of this methodology is the Company’s evaluation of whether it intends to, or will more likely than not be required to, sell the security before such anticipated recovery.
If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell, or determines that it will more likely than not be required to sell, the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss in the income statement. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will be required to do so, a decline in its fair value that is considered in the judgment of management to be other than temporary is separated into the amount representing credit loss and the amount related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. Declines in the fair value of all other investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses in the income statement.
In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations as to which a decline in fair value is judged to be other than temporary, the amount of the credit loss arising from the impairment of the security is determined by discounting such security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. The key inputs relating to such expected cash flows consist of the future scheduled payments on the underlying loans and the estimated frequency and severity of future defaults on these loans. For those securities as to which the Company recognized credit losses in 2010 as a result of determinations that such securities were other than temporarily impaired, representative default frequency estimates ranged from 2.3% to 6.9% and representative default severity estimates ranged from 37.6% to 60.0%.
In the case of corporate securities as to which a decline in fair value is determined to be other than temporary, the key input utilized to establish the amount of credit loss arising from the impairment of the security is the market price for such security obtained from a nationally recognized pricing service. The credit loss is determined to be equal to the excess of the Company’s amortized cost over such market price for such security, as measured at the time of the impairment; as such, the entirety of the market depreciation in value is deemed to be reflective of credit loss in the income statement.
At June 30, 2010, the total amortized cost of the Company’s holdings of collateralized debt obligations was $209.1 million and their total fair value was $119.9 million. These holdings consist of a highly diversified portfolio of fifty-two different collateralized loan obligation (“CLO”) investments, substantially all of which are within senior tranches in the CLO structure and a substantial majority of which were issued in the 2004-2007 time frame. Substantially all of these CLOs are collateralized by an actively managed, highly diversified portfolio of floating rate senior secured loans to numerous public and private corporate borrowers. The recent global financial crisis has resulted in significant and ongoing dislocations in the market for securities of this type, resulting in the cessation of new issuances of such securities and decreased market liquidity for existing issues, such as those held by the Company, as well as widespread and significant declines in their market values. However, to date, the Company’s CLO holdings have performed in accordance with their contractual payment terms (with the exception of two securities, which management has determined to be other than temporarily impaired). Moreover, despite the extraordinarily challenging environment that has prevailed in recent years due to the global financial crisis, the defaults having occurred on the loans underlying these CLOs since their issuances, taking into account their incidence and severity, have been at levels at which losses to the holders of the CLOs would be borne solely by the securities in the subordinated tranches. Based upon this actual experience and upon the Company’s estimates of the future cash flows with respect to these CLOs, which take into account the estimated frequency and severity of future defaults on the underlying loans, as well as the senior positions of the individual CLOs in their securitization structures and the sizes of the subordinate tranches in these structures that would first absorb losses arising from such defaults, and taking into account that the Company does not intend to sell any of these securities and that it is not more likely than not that it will be required to do so before recovery of the security’s amortized cost basis in any instance, the Company concluded that the declines in the market values of these securities did not represent other than temporary impairments. The Company will continue to conduct evaluations of these securities for other than temporary

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B – Investments – (Continued)
impairment in future periods, and since the results of these evaluations will depend upon future developments; for example, the future performance of the loans underlying these securities, no assurance can be given as to the outcome of such evaluations.
During the first half of 2010, the Company recognized $31.8 million of after-tax other than temporary impairment losses, of which $28.5 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $3.3 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance at the beginning of the period	$86,092	$43,045	$89,658	$—
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	3,377	14,870	10,364	57,915
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	5,710	1,505	13,211	1,505
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(12,023)	—	(30,077)	—

Balance at the end of the period	$83,156	$59,420	$83,156	$59,420

The gross unrealized losses at June 30, 2010 are attributable to 726 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $4.1 million. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 39.4% of the aggregate gross unrealized losses at June 30, 2010, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At June 30, 2010, the Company held approximately $1,220.5 million of insured municipal fixed maturity securities, which represented approximately 20% of the Company’s total invested assets. Based upon the highest of the ratings assigned to the respective securities by Standard & Poor’s, Moody’s and Fitch, the securities had a weighted average credit rating of “AA” at June 30, 2010. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $866.0 million at June 30, 2010, this weighted average credit rating at such date was also “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at June 30, 2010 included National Public Finance Guarantee Corp. ($315.9 million), Assured Guaranty ($231.6 million), Ambac Financial Group, Inc. ($147.2 million), Financial Guaranty Insurance Company ($38. 3 million) and Radian ($31.9 million). At June 30, 2010, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.

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
The Company uses various valuation techniques and pricing models to measure the fair value of its investments in residential mortgage-backed securities and commercial mortgage-backed securities, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. Residential mortgage-backed securities include U.S. agency securities and collateralized mortgage obligations. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include monthly payment and performance information with respect to the underlying loans, including prepayments, default severity, delinquencies, market indices and the amounts of the tranches in the particular structure which are senior or subordinate, as applicable, to the tranche represented by the Company’s investment. A portion of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using varying numbers of non-binding broker quotes or a discount rate adjustment technique based on

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
internal assumptions for expected cash flows and appropriately risk-adjusted discount rates. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include recently executed transactions, market price quotations, benchmark yields, issuer spreads and, in the case of private placement corporate securities, cash flow models. These cash flow models utilize yield curves, issuer-provided information and material events as key inputs. Corporate securities are categorized in Level 2 of the fair value hierarchy, other than securities acquired through private placements, which are categorized in Level 3 of the fair value hierarchy.
Collateralized debt obligations consist of collateralized loan obligations, which are described in more detail in Note B. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include cash flow models which utilize yield curves, market spreads for similar securities, issuer-provided information and material events as key inputs, as well as market yields. As these inputs are generally unobservable, collateralized debt obligations are categorized in Level 3 of the fair value hierarchy.
U.S. Treasury and other U.S. government guaranteed securities include U.S. Treasury bonds and notes, Treasury Inflation Protected Securities (“TIPS”) and other U.S. government guaranteed securities. The fair values of the U.S. Treasury securities and TIPS are based on quoted prices in active markets and are generally categorized in Level 1 of the fair value hierarchy.
Inputs utilized in connection with the Company’s valuation techniques relating to its investments in other U.S. government guaranteed securities, as well as its investments in U.S. government-sponsored enterprise securities, which consist of medium term notes issued by these enterprises, include recently executed transactions, interest rate yield curves, maturity dates, market price quotations and credit spreads relating to similar instruments. These inputs are generally observable and accordingly, these securities are generally categorized in Level 2 of the fair value hierarchy.
Obligations of U.S. states, municipalities and political subdivisions primarily include bonds or notes issued by U.S municipalities. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include recently executed transactions and other market data, spreads, benchmark curves including treasury and other benchmarks, trustee reports, material event notices, new issue data, and issuer financial statements. These inputs are generally observable and these securities are generally categorized in Level 2 of the fair value hierarchy.
Other investments held at fair value primarily consist of equity securities available for sale and trading account securities. These investments are primarily valued at quoted active market prices and are therefore categorized in Level 1 of the fair value hierarchy. For private equity investments, since quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on assessments of each underlying investment, and the inputs utilized in these reviews include, among other things, the evaluation of financing and sale transactions with third parties, expected cash flows, material events and market-based information. These investments are included in Level 3 of the fair value hierarchy.
Assets held in the separate account represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. These assets are invested in interests in a limited liability company that invests in funds which trade in various financial instruments. This limited liability company, all of whose interests are owned by the Company’s separate account, utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. As such, these funds’ financial statements constitute the key input in the Company’s valuation of its investment in this limited liability company. The Company concluded that the value calculated using the equity method of accounting on its investment in this limited liability company was reflective of the fair market value of such investment. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. These investments are included in Level 3 of the fair value hierarchy.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
Other liabilities measured at fair value include securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy.
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$807,806	$—	$770,524	$37,282
Non-agency residential mortgage-backed securities	798,075	—	686,818	111,257
Commercial mortgage-backed securities	34,138	—	7,008	27,130
Corporate securities	1,288,680	—	1,220,901	67,779
Collateralized debt obligations	119,892	—	—	119,892
U.S. Treasury and other U.S. Government guaranteed securities	221,242	153,302	56,495	11,445
U.S. Government-sponsored enterprise securities	94,060	—	80,266	13,794
Obligations of U.S. states, municipalities and political subdivisions	1,962,280	—	1,962,280	—
Other investments	91,715	85,525	—	6,190
Assets held in separate account	113,532	—	—	113,532

Total	$5,531,420	$238,827	$4,784,292	$508,301

Liabilities:
Other liabilities	$66,547	$66,547	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into Level 3 are recognized as of the end of the period.

	Three Months Ended June 30, 2010
			Total
			(Losses) Gains
			Included	Purchases
	Balance at	Included	in Other	Issuances	Transfers	Transfers	Balance at
	Beginning of	in	Comprehensive	and	Into	Out	End of the
	Quarter	Earnings	Income	Settlements	Level 3	Level 3	Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$36,102	$(57)	$1,144	$93	$—	$—	$37,282
Non-agency residential mortgage- backed securities	118,111	(4,330)	1,253	(3,642)	—	(135)	111,257
Commercial mortgage-backed securities	26,296	(189)	1,155	(132)	—	—	27,130
Corporate securities	88,468	(1,326)	370	(11,893)	—	(7,840)	67,779
Collateralized debt obligations	115,029	1,164	4,027	(328)	—	—	119,892
U.S. Treasury and other U.S. Government guaranteed securities	5,439	(2)	(325)	6,333	—	—	11,445
U.S. Government-sponsored enterprise securities	—	3	25	13,766	—	—	13,794
Other Investments	9,364	643	(191)	(3,626)	—	—	6,190
Assets held in separate account	115,277	—	—	(1,745)	—	—	113,532

Total	$514,086	$(4,094)	$7,458	$(1,174)	$—	$(7,975)	$508,301

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C – Fair Value Measurements – (Continued)
Net losses for the period included in earnings attributable to the net change in unrealized losses of assets measured at fair value using unobservable inputs and held at June 30, 2010 included non-agency residential mortgage-backed securities ($4.3 million), commercial mortgage-backed securities ($0.2 million) and corporate securities ($1.4 million). In the second quarter of 2010, net losses of $5.9 million were reported in the consolidated statements of income under the caption “net realized investment losses”.

	Six Months Ended June 30, 2010
			Total
			(Losses) Gains
			Included	Purchases
	Balance at	Included	in Other	Issuances	Transfers	Transfers	Balance at
	Beginning of	in	Comprehensive	and	Into	Out	End of the
	Year	Earnings	Income	Settlements	Level 3	Level 3	Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$13,187	$(197)	$1,124	$23,168	$—	$—	$37,282
Non-agency residential mortgage- backed securities	130,326	(14,142)	3,348	(8,140)	—	(135)	111,257
Commercial mortgage-backed securities	26,009	(1,385)	3,208	(702)	—	—	27,130
Corporate securities	95,920	(3,558)	208	(17,044)	3,825	(11,572)	67,779
Collateralized debt obligations	114,444	(2,101)	11,674	(4,125)	—	—	119,892
U.S. Treasury and other U.S. Government guaranteed securities	11,367	(24)	(332)	434	—	—	11,445
U.S. Government-sponsored enterprise securities	—	3	25	13,766	—	—	13,794
Other investments	9,707	466	(359)	(3,624)	—	—	6,190
Assets held in separate account	113,488	—	—	44	—	—	113,532

Total	$514,448	$(20,938)	$18,896	$3,777	$3,825	$(11,707)	$508,301

Net losses for the period included in earnings attributable to the net change in unrealized losses of assets measured at fair value using unobservable inputs and held at June 30, 2010 included non-agency residential mortgage-backed securities ($14.2 million), commercial mortgage-backed securities ($1.4 million), corporate securities ($4.6 million), collateralized debt obligations ($2.2 million) and other investments ($0.2 million). In the first half of 2010, net losses of $0.2 million and $22.4 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.
The carrying value and estimated fair value of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not included, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Assets:
Short-term investments	351,093	351,093	406,782	406,782
Other investments	331,588	331,588	370,565	370,565

Liabilities:
Policyholder account balances	1,442,575	1,580,234	1,351,565	1,471,669
Corporate debt	388,750	415,202	365,750	361,754
Junior subordinated debentures	175,000	138,250	175,000	124,600
Advances from Federal Home Loan Bank	55,342	73,710	55,342	68,320
Liabilities related to separate account	113,532	113,532	113,488	113,488

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
The fair value of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $79.4 million and $94.0 million at June 30, 2010 and December 31, 2009, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
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
During the second quarter of 2010, the Company repurchased $5.0 million principal amount of the 2033 Senior Notes and recognized a resulting loss of $0.1 million, net of an income tax benefit of $0.07 million. In addition, on July 14, 2010, the Company redeemed $20.0 million in aggregate principal amount of its 2033 Senior Notes. Finally on August 6, 2010, the Company gave notice of redemption of an additional $50.0 million in aggregate principal amount of the 2033 Senior Notes. Such redemption will occur on September 21, 2010. After giving effect to these redemptions, $68.8 million in aggregate principal amount of the notes will remain outstanding.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note E — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues:
Group employee benefit products	$386,872	$396,536	$773,163	$778,057
Asset accumulation products	30,490	35,464	62,087	62,965
Other (1)	13,438	12,468	27,363	24,022

	430,800	444,468	862,613	865,044
Net realized investment losses	(13,874)	(27,471)	(28,980)	(49,470)
Loss on redemption of senior notes	(212)	—	(212)	—

	$416,714	$416,997	$833,421	$815,574

Operating income:
Group employee benefit products	$68,843	$78,771	$139,675	$137,606
Asset accumulation products	11,316	13,667	21,728	21,705
Other (1)	(6,983)	(8,919)	(14,300)	(16,953)

	73,176	83,519	147,103	142,358
Net realized investment losses	(13,874)	(27,471)	(28,980)	(49,470)
Loss on redemption of senior notes	(212)	—	(212)	—

	$59,090	$56,048	$117,911	$92,888

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note F – Comprehensive Income (Loss)
Total comprehensive income (loss) attributable to common shareholders is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income, the change in net periodic pension cost and the change in the loss on the cash flow hedge. Total comprehensive income attributable to common shareholders was $141.8 million and $182.8 million for the first six months of 2010 and 2009, respectively, and $81.3 million and $142.3 million for the second quarters of 2010 and 2009, respectively. Net unrealized losses on securities available for sale decreased $62.7 million in the first six months of 2010 and $38.7 million in the second quarter of 2010.
Note G – Stock-Based Compensation
The Company recognized stock-based compensation expenses of $4.5 million and $4.9 million in the first six months of 2010 and 2009, respectively, of which $2.3 million and $2.5 million was recognized in the second quarter of 2010 and 2009, respectively. The remaining unrecognized compensation expense related to unvested awards at June 30, 2010 was $20.2 million and the weighted average period of time over which this expense will be recognized is 3.3 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first half of 2010: expected volatility – 43.0%, expected dividends – 1.8%, expected lives of the options – 6.1 years, and the risk free rate – 2.7%. The following weighted average assumptions were used for the first half of 2009: expected volatility – 39.3%, expected dividends – 2.8%, expected lives of the options – 6.1 years, and the risk free rate – 2.1%.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G – Stock-Based Compensation – (Continued)
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2010	3,927,758	$29.10
Granted	553,470	21.73
Exercised	(227,810)	13.73
Forfeited	(187,975)	28.85
Expired	(14,723)	27.94

Outstanding at June 30, 2010	4,050,720	28.97	7.0	$5,879

Exercisable at June 30, 2010	2,046,229	$30.07	5.8	$2,305
The weighted average grant date fair value of options granted during the first half of 2010 and 2009 was $8.22 and $4.78, respectively and during the second quarter of 2010 and 2009 was $10.18 and $6.91, respectively. The cash proceeds from stock options exercised were $1.0 million and $2.2 million in the first half of 2010 and 2009, respectively. The total intrinsic value of options exercised during the first half of 2010 and 2009 was $2.3 million and $1.1 million, respectively.
At June 30, 2010, 5,673,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.67, a weighted average contractual term of 5.8 years and an intrinsic value of $6.9 million. Of such options, 3,208,250 options with a weighted average exercise price of $24.84, a weighted average contractual term of 3.7 years and an intrinsic value of $6.9 million were exercisable at June 30, 2010.
Note H – Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(amounts in thousands, except per share data)
Numerator:
Net income attributable shareholders	$36,951	$37,007	$74,614	$61,491

Denominator:
Weighted average common shares outstanding	55,287	50,148	55,224	49,091
Effect of dilutive securities	478	195	387	142

Weighted average common shares outstanding, assuming dilution	55,765	50,343	55,611	49,233

Basic results per share of common stock:
Net income attributable to shareholders	$0.67	$0.74	$1.35	$1.25

Diluted results per share of common stock:
Net income attributable to shareholders	$0.66	$0.74	$1.34	$1.25

DELPHI FINANCIAL GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company continues to benefit from the favorable market conditions which have in recent years prevailed for its excess workers’ compensation products as to pricing and other contract terms for these products. However, due primarily to improvements in the primary workers’ compensation market resulting in lower premium rates in that market, conditions relating to new business production and growth in premiums for the Company’s excess workers’ compensation products have been less favorable in recent years. In response to these conditions, the Company has enhanced its focus on its sales and marketing function for these products and has been achieving significantly improved levels of new business production for these products. In addition, based on the growth and development of the Company’s assumed workers’ compensation and casualty reinsurance product, the Company included this product in its core products beginning with the third quarter of 2009.
For its other group employee benefit products, the Company is presently experiencing challenging market conditions from a competitive standpoint, particularly as to pricing. These conditions, in addition to the downward pressure on employment and wage levels exerted by the recent recession, are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. In response to the recently adopted federal health care reform legislation, the Company plans, beginning in September 2010, to issue all of its new and renewal limited benefit health policies under a fixed indemnity benefit structure that will be exempt from certain of the requirements of the legislation that will then become effective. However, since the legislation remains subject to implementing agency regulations and future legislative action, this plan is subject to change based on future developments. Moreover, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes. From time to time, the Company acquires blocks of existing SPDA and FPA policies from other insurers through indemnity assumed reinsurance transactions. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
The management of the Company’s investment portfolio is an important component of its profitability. Beginning in the second half of 2007, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of these market conditions, the Company has been maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $351.1 million and $406.8 million at June 30, 2010 and December 31, 2009, respectively. The Company has recently been engaged in efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, especially since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, has made it particularly challenging to make new investments on terms which the Company deems attractive, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2009 and in the first half of 2010, during which more favorable market conditions emerged, as compared to 2008. However, market conditions may continue to be volatile and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the total carrying value of the Company’s available for sale investment portfolio has increased in recent quarters, the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary increased significantly during 2009. Investment losses of this type moderated during the first half of 2010; however, in light of the continuing effects of the market conditions discussed above, such investment losses may continue or increase in the future and it is not possible to predict the timing or magnitude of such losses.
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

Results of Operations
Six Months Ended June 30, 2010 Compared to
Six Months Ended June 30, 2009
Summary of Results. Net income attributable to shareholders was $74.6 million, or $1.34 per diluted share, in the first half of 2010 as compared to $61.5 million, or $1.25 per diluted share, in the first half of 2009. Net income in the first half of 2010 and 2009 included net realized investment losses, net of the related income tax benefit, of $18.8 million, or $0.34 per diluted share, and $32.2 million, or $0.65 per diluted share, respectively. Net income in the first half of 2010 as compared to the first half of 2009 benefited from an increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and growth in income from the Company’s core group employee benefit products, and, on a per-share basis, was adversely impacted by the Company’s two Class A Common Stock offerings completed during 2009. Net investment income in the first half of 2010, which increased 5% from the first half of 2009, reflects a 22% increase in average invested assets, partially offset by a decrease in the tax equivalent weighted average annualized yield to 6.0% from 6.9%. Realized investment losses in the first six months of 2010 and 2009 included losses, net of the related income tax benefit, of $28.5 million, or $0.51 per diluted share, and $27.6 million, or $0.56 per diluted share, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities and other investments.
Operating earnings, which is a non-GAAP financial measure, consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without their effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.
Operating earnings were $93.6 million in both the first half of 2010 and 2009 and were $1.68 per diluted share in the first half of 2010 compared to $1.90 per diluted share in the first half of 2009, primarily due to the impact of the Company’s two Class A Common Stock offerings completed during 2009.
The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Six Months Ended
	June 30,
	2010	2009
Operating earnings	$93,589	$93,647
Net realized investment losses, net of taxes (A)	(18,837)	(32,156)
Loss on early retirement of senior notes (B)	(138)	—

Net income attributable to shareholders	$74,614	$61,491

Diluted results per share of common stock:
Operating earnings	$1.68	$1.90
Net realized investment losses, net of taxes (A)	(0.34)	(0.65)
Loss on early retirement of senior notes (B)	—	—

Net income attributable to shareholders	$1.34	$1.25

(A)	Net of an income tax benefit of $10.1 million and $17.3 million, or $0.18 per diluted share and $0.35 per diluted share, for the six months ended June 30, 2010 and 2009, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(B)	Net of an income tax benefit of $0.07 million or $0.00 per diluted share for the six months ended June 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income in the first half of 2010 was $700.3 million as compared to $710.2 million in the first half of 2009. Premiums from core group employee benefit products, which include short-term and long-term disability, life, excess workers’ compensation, travel accident and dental insurance, assumed workers’ compensation and casualty reinsurance and limited benefit medical insurance, were $671.1 million and $683.6 million in first half of 2010 and 2009, respectively. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have also been included in premiums from core group employee benefit products for prior periods. Premiums from excess workers’ compensation insurance for self-insured employers were $138.8 million in the first half of 2010 as compared to $136.8 million in the first half of 2009. New business production, which represents the annualized amount of new premium sold, for excess workers’ compensation was $19.7 million and $25.3 million in the first half of 2010 and 2009, respectively. Premiums from assumed workers’ compensation and casualty reinsurance increased 55% to $23.4 million in the first half of 2010 from $15.1 million in the first half of 2009. Assumed workers’ compensation and casualty reinsurance production was $8.5 million in the first half of 2010 compared to $8.7 million in the first half of 2009. In the important July 2010 renewal season, the results of which are not reflected in the Company’s results for the first half of 2010, rates on excess workers’ compensation policies declined modestly and self-insured retentions were on average up modestly on new and renewal policies. Retention of its existing excess workers’ compensation customers in the first half of 2010 remained strong.
Premiums from the Company’s other core group employee benefit products was $508.9 million in the first half of 2010 compared to $531.7 million in the first half of 2009. During the first half of 2010 and 2009, premiums from the Company’s group life products were $193.8 million and $204.3 million, respectively, and premiums from the Company’s group disability products were $271.1 million and $287.2 million, respectively. Premiums from the Company’s turnkey disability business were $25.2 million in the first half of 2010 compared to $28.0 million in the first half of 2009. New business production for the Company’s other core group employee benefit products was $92.5 million and $92.2 million in the first half of 2010 and 2009, respectively. Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included in new business production for core group employee benefit products. Accordingly, to assist in comparability with prior periods, production from this product has also been included in core production for prior periods. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The payments received by the Company in connection with loss portfolio transfers, which are episodic in nature and are recorded as liabilities rather than as premiums, were $6.9 million in the first half of 2010 as compared to $23.7 million in the first half of 2009.
Deposits from the Company’s asset accumulation products were $116.8 million in the first half of 2010 as compared to $174.7 million in the first half of 2009. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2010 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the first half of 2010 was $162.3 million as compared to $154.9 million in the first half of 2009, an increase of 5%. This increase reflects a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. The level of net investment income in the first half of 2010 also reflects a 22% increase in average invested assets to $5,852.3 million in 2010 from $4,799.3 million in the first half of 2009, partially offset by a decrease in the tax equivalent weighted average annualized yield to 6.0% from 6.9%.
Net Realized Investment Losses. Net realized investment losses were $29.0 million in the first half of 2010 compared to $49.5 million in the first half of 2009. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit loss is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $48.9 million and $63.2 million of losses in the first half of 2010 and 2009, respectively, due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $43.8 million and $42.5 million was recognized as credit-related realized investment losses and $5.1 million and $20.7 million remained as a component of accumulated other comprehensive income, respectively. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2010 and 2009, the Company recognized $14.9 million and $(7.0) million, respectively, of net gains (losses) on the sales of securities.
The Company may continue to recognize losses due to other than temporary declines in security fair values in the future, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, expected future cash flows from structured securities, the outlook for the performance by the security issuers of their obligations and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2009 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”
Benefits and Expenses. Policyholder benefits and expenses were $715.5 million in the first half of 2010 as compared to $722.7 million in the first half of 2009. This decrease primarily reflects the decrease in premiums from the Company’s group employee benefit products and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.8% and 93.2% in the first half of 2010 and 2009, respectively. The increase in the combined ratio in the first half of 2010 resulted primarily from the lower level of premiums from the Company’s group employee benefit products in the current period, as well as expenses associated with new product development at SNCC. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.9% and 4.2% in the first half of 2010 and 2009, respectively.
Interest Expense. Interest expense was $22.1 million in the first half of 2010 as compared to $14.3 million in the first half of 2009. This increase primarily reflects interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, partially offset by a decrease in the weighted average borrowings under the Amended Credit Agreement.
Income Tax Expense. Income tax expense was $21.1 million in the first half of 2010 as compared to $16.9 million in the first half of 2009, primarily due to the higher level of operating income. The Company’s effective tax rate was 22.1% in the first half of 2010 compared to 21.6% in the first half of 2009.
Three Months Ended June 30, 2010 Compared to
Three Months Ended June 30, 2009
Summary of Results. Net income attributable to shareholders was $37.0 million, or $0.66 per diluted share, for the second quarter of 2010 as compared to $37.0 million, or $0.74 per diluted share, for the second quarter of 2009. Net income in the second quarter of 2010 and 2009 included net realized investment losses, net of the related income tax benefit, of $9.0 million, or $0.17 per diluted share, and $17.9 million, or $0.35 per diluted share, respectively. Net income in the second quarter of 2010 benefited from a decrease in the level of realized losses recognized in earnings due to credit loss-related investment impairments and was adversely impacted by a decrease in net investment income, primarily attributable to performance in the Company’s investments in investment funds organized as limited partnerships and limited liability companies that was below the particularly strong performance of these investments in the prior year’s quarter. Investment losses in the second quarter of 2010 and 2009 included losses, net of the related income tax benefit, of $13.5 million, or $0.24 per diluted share, and $16.2 million, or $0.32 per diluted share, respectively, due to credit loss-related impairments in the values of certain investments.
Operating earnings, which is a non-GAAP financial measure, consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occur based on management’s decision to redeem or repurchase these notes and debentures. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without their effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.
Operating earnings were $46.1 million in the second quarter of 2010 compared to $54.9 million in the second quarter of 2009. Operating earnings were $0.83 per diluted share in the second quarter of 2010 compared to $1.09 per diluted share in the second quarter of 2009, primarily due to the lower level of net investment income discussed above and the impact of the Company’s two Class A Common Stock offerings completed during 2009.
The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Three Months Ended
	June 30,
	2010	2009
Operating earnings	$46,107	$54,864
Net realized investment losses, net of taxes (A)	(9,018)	(17,857)
Loss on early retirement of senior notes (B)	(138)	—

Net income attributable to shareholders	$36,951	$37,007

Diluted results per share of common stock
Operating earnings	$0.83	$1.09
Net realized investment losses, net of taxes (A)	(0.17)	(0.35)
Loss on early retirement of senior notes (B)	—	—

Net income attributable to shareholders	$0.66	$0.74

(A)	Net of an income tax benefit of $4.9 million and $9.6 million, or $0.09 per diluted share and $0.19 per diluted share, for the three months ended June 30, 2010 and 2009, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(B)	Net of an income tax benefit of $0.07 million or $0.00 per diluted share for the three months ended June 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income for the second quarter of 2010 was $352.6 million as compared to $352.4 million for the second quarter of 2009. Premiums from core group employee benefit products were $337.7 million in the second quarter of 2010 as compared to $339.4 million in the second quarter of 2009. Premiums from excess workers’ compensation insurance for self-insured employers increased 3% to $70.8 million in the second quarter of 2010 from $69.0 million in the second quarter of 2009. Assumed workers’ compensation and casualty reinsurance is included in the Company’s core group employee benefit products beginning in the third quarter of 2009. Accordingly, to assist in comparability with prior periods, premiums from this product have been included in premiums from core group employee benefit products for prior periods. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $6.3 million in the second quarter of 2010 as compared to $10.2 million in the second quarter of 2009. Premiums from assumed workers’ compensation and casualty reinsurance increased 41% to $11.9 million in the second quarter of 2010 from $8.5 million in the second quarter of 2009. Assumed workers’ compensation and casualty reinsurance production increased 87% to $3.4 million in the second quarter of 2010 from $1.8 million in the second quarter of 2009. Rates increased modestly in the second quarter 2010 excess workers’ compensation renewals and self-insured retentions are on average up modestly in second quarter 2010 new and renewal policies. Retention of existing excess workers’ compensation customers in the second quarter of 2010 remained strong.
Premiums from the Company’s other core group employee benefit products were $255.0 million and $261.9 million in the second quarters of 2010 and 2009, respectively. During the second quarter of 2010 and 2009 premiums from the Company’s group life products were $95.9 million and $100.7 million, respectively, and premiums from the Company’s group disability products were $136.7 million and $140.8 million, respectively. Premiums from the Company’s turnkey disability business were $11.9 million during the second quarter of 2010 compared to $12.8 million during the second quarter of 2009. New business production for the Company’s other core group employee benefit products increased 15% to $52.5 million in the second quarter of 2010 from $45.6 million in the second quarter of 2009. Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from this product has also been included in core production for prior periods. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals).
Deposits from the Company’s asset accumulation products were $78.0 million in the second quarter of 2010 as compared to $115.0 million in the second quarter of 2009. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2010 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the second quarter of 2010 was $78.2 million as compared to $92.0 million in the second quarter of 2009. This decrease reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 5.6% for the second quarter of 2010 from 7.9% for the second quarter of 2009, primarily attributable to a lower level of net investment income from the Company’s investments in investment funds organized as limited partnerships and limited liability companies, whose performance in the prior year’s quarter was particularly strong. This decrease was partially offset by a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above and a 21% increase in average invested assets to $5,992.8 million in the second quarter of 2010 from $4,947.0 million in the second quarter of 2009.
Net Realized Investment Losses. Net realized investment losses were $13.9 million in the second quarter of 2010 compared to $27.5 million in the second quarter of 2009. The Company monitors its investments on an ongoing basis. When the market value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline related to credit loss is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of additional other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $21.7 million of losses in the second quarter of 2010 due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $20.8 million was recognized as realized investment losses related to credit losses and $0.8 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. During the second quarter of 2009, the Company recognized $45.6 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $24.9 million was recognized as realized investment losses related to credit losses and $20.7 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2010 and 2009, the Company recognized $7.0 million and $(2.6) million, respectively, of net gains (losses) on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security market values in the future, and such losses may be significant. See “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Net Realized Investment Losses.”
Benefits and Expenses. Policyholder benefits and expenses were $357.6 million in the second quarter of 2010 as compared to $360.9 million in the second quarter of 2009. This decrease primarily reflects the decrease in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.5% and 93.1% in the second quarters of 2010 and

2009, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.7% and 4.2% in the second quarters of 2010 and 2009, respectively.
Interest Expense. Interest expense was $11.5 million in the second quarter of 2010 as compared to $7.1 million in the second quarter of 2009. This increase primarily reflects interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, partially offset by a decrease in the weighted average borrowings under the Amended Credit Agreement.

Income Tax Expense. Income tax expense was $10.6 million in the second quarter of 2010 as compared to $11.8 million in the second quarter of 2009. The Company’s effective tax rates were 22.3% and 24.1% in the second quarter of 2010 and 2009, respectively.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on any outstanding borrowings under the Amended Credit Agreement and interest payments on the 2020 Senior Notes, 2033 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements. During the second quarter of 2010, the Company repurchased $5.0 million in aggregate principal amount of the 2033 Senior Notes and recognized a resulting loss of $0.1 million, net of an income tax benefit of $0.07 million. In addition, on July 14, 2010, the Company redeemed $20.0 million in aggregate principal amount of the 2033 Senior Notes. Finally, on August 6, 2010, the Company gave notice of redemption of an additional $50.0 million in aggregate principal amount of the 2033 Senior Notes. Such redemption will occur on September 21, 2010. After giving effect to these redemptions, $68.8 million in aggregate principal amount of the notes will remain outstanding. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. During the first quarter of 2010, the Company issued the 2020 Senior Notes, which will mature in January 2020 and pay interest semi-annually in arrears on January 31 and July 31, commencing on July 31, 2010. The 2020 Senior Notes are not subject to any sinking fund requirements and contain certain provisions permitting their early redemption by the Company. See Note D to the Consolidated Financial Statements. The 2033 Senior Notes and the 2007 Junior Debentures also contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H to the Consolidated Financial Statements included in the 2009 Form 10-K.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $96.4 million of financial resources available at the holding company level at June 30, 2010, primarily comprised of short-term investments and in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $112.8 million during 2010, of which $1.8 million has been paid to the Company during the first six months of 2010. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of June 30,

2010, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At June 30, 2010, the Company had no outstanding borrowings under the Amended Credit Agreement.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first quarter of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. At June 30, 2010 and 2009, the Company’s reserves related to the funding agreements were $66.1 million.
On August 4, 2010, the Company’s Board of Directors declared a cash dividend of $0.11 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on September 1, 2010.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $6,100.6 million at June 30, 2010, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $266.7 million at June 30, 2010. At June 30, 2010, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities managed on the Company’s behalf by Fortress Investment Group LLC was $44.3 million.
During the first six months of 2010, the market value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $120.0 million from year-end 2009, before the related decrease in the cost of business acquired of $17.5 million and a decrease in the federal income tax provision of $35.9 million. At June 30, 2010, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the Company’s fixed maturity security holdings totaled $264.7 million (of which $235.3 million was attributable to investment grade securities) and $201.9 million (of which $79.6 million was attributable to investment grade securities), respectively. During the first six months of 2010, the Company recognized pre-tax net investment losses of $29.0 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio, based upon the highest of the ratings assigned to the respective securities by Standard & Poor’s, Moody’s and Fitch, was “AA” at June 30, 2010. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2009 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Reinsurance. The Company cedes portions of the risks relating to its group employee benefit products and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The Company pays reinsurance premiums which are generally based upon specified percentages of the Company’s premiums on the business reinsured. These agreements expire at various intervals as to new risks, and replacement agreements are negotiated on terms believed appropriate in light of then-current market conditions. The Company currently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence, and 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million, per occurrence. Effective in July 2010, the Company entered into a reinsurance agreement under which it cedes 100% (compared to 85% previously) of its excess workers’ compensation risks between $50.0 million and $100.0 million, per occurrence, and 65% (compared to 50% previously) of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence.
In addition, effective in March 2010, the Company currently cedes through indemnity reinsurance up to $20 million of coverage (compared to $10 million previously) with respect to workers’ compensation losses resulting from certain naturally occurring catastrophic events. The Company also currently cedes through indemnity reinsurance risks in excess of $300,000 per individual and type of coverage for new and existing employer-paid group life insurance policies. Reductions in the Company’s reinsurance coverages will decrease the reinsurance premiums paid by the Company under these arrangements and thus increase the Company’s premium income, and will also increase the Company’s risk of loss with respect to the relevant policies. Generally, increases in the Company’s reinsurance coverages will increase the reinsurance premiums paid by the Company under these arrangements and thus decrease the Company’s premium income, and will also decrease the Company’s risk of loss with respect to the relevant policies.
Cash Flows. Operating activities increased cash by $132.7 million and $192.0 million in the first six months of 2010 and 2009, respectively. Net investing activities used $212.2 million and $312.3 million of cash during the first six months of 2010 and 2009, respectively, primarily for the purchase of securities. Financing activities provided $81.9 million of cash during the first six months of 2010, principally from the issuance of the 2020 Senior Notes, partially offset by the full repayment of the then outstanding borrowings under the Amended Credit Agreement and the repurchase of $5.0 million in principal amount of the 2033 Senior Notes. During the first half of 2009, financing activities provided $135.6 million of cash, principally from deposits to policyholder accounts and proceeds from the issuance of 3.0 million shares of its Class A Common Stock in a public offering, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity.

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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit, health care and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2009 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.

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
The following discussion, which supplements the significant factors that may affect the Company’s business and operations as described in Part I, Item 1A of the 2009 Form 10-K, “Risk Factors.” updates and supersedes the discussion contained therein under the heading “The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings”:
     The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings.
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of August 2010 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of August 2010 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the risk-based capital ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In December 2009, A.M. Best revised the outlook on its rating relating to SNCC to stable from negative. In June 2010, Moody’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In April 2009, Fitch Ratings downgraded its ratings relating to RSLIC and SNCC to A- (Good) from A (Good). In December 2008, A.M. Best revised the outlook on its ratings relating to RSLIC, SNCC and the Company to negative from stable. In October 2008, Standard & Poor’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to negative from stable. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. The Company’s senior unsecured debt ratings as of August 2010 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB, respectively. The ratings for the Company’s 2007 Junior Debentures as of August 2010 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB, Ba1 and BB+, respectively. The ratings for RSLIC’s funding agreements as of August 2010 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.

Item 6.	Exhibits
10.1	Letter Agreement, dated April 22, 2010, with Robert M. Smith, Jr.

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note H to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2010, formatted in XBRL: (i) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statement of Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
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

Date: August 9, 2010