Form 10-Q
period 2010-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2010-11-09
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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
Yes ☐                    No ☑
As of November 1, 2010, the Registrant had 48,571,659 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Premium and fee income	$357,019	$342,610	$1,057,348	$1,052,776
Net investment income	86,886	88,682	249,170	243,560
Net realized investment gains (losses):
Total other than temporary impairment losses	(13,886)	(73,771)	(62,818)	(137,007)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	7,498	21,748	12,599	42,467

Net impairment losses recognized in earnings	(6,388)	(52,023)	(50,219)	(94,540)
Other net realized investment gains (losses)	7,580	1,564	22,431	(5,389)

	1,192	(50,459)	(27,788)	(99,929)
Loss on early retirement of senior notes	(3,760)	—	(3,972)	—

Total revenues	441,337	380,833	1,274,758	1,196,407

Benefits and expenses:
Benefits, claims and interest credited to policyholders	250,594	240,956	741,602	748,361
Commissions	24,149	21,886	69,339	67,046
Amortization of cost of business acquired	30,124	26,740	81,861	76,217
Other operating expenses	63,285	60,943	190,860	181,587

	368,152	350,525	1,083,662	1,073,211

Operating income	73,185	30,308	191,096	123,196

Interest expense:
Corporate debt	7,783	3,806	23,370	11,667
Junior subordinated debentures	3,241	3,247	9,730	9,728

	11,024	7,053	33,100	21,395

Income before income tax expense	62,161	23,255	157,996	101,801

Income tax expense	15,982	2,321	37,130	19,261

Net income	46,179	20,934	120,866	82,540

Less: Net income attributable to noncontrolling interest	42	111	115	226

Net income attributable to shareholders	$46,137	$20,823	$120,751	$82,314

Basic results per share of common stock:
Net income attributable to shareholders	$0.83	$0.39	$2.18	$1.63

Diluted results per share of common stock:
Net income attributable to shareholders	$0.83	$0.39	$2.17	$1.63

Dividends paid per share of common stock	$0.11	$0.10	$0.31	$0.30
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2010	2009
Assets:
Investments:
Fixed maturity securities, available for sale	$5,724,161	$4,875,681
Short-term investments	360,415	406,782
Other investments	476,436	466,855

	6,561,012	5,749,318
Cash	77,248	65,464
Cost of business acquired	246,002	250,311
Reinsurance receivables	362,481	355,030
Goodwill	93,929	93,929
Other assets	335,791	293,835
Assets held in separate account	117,321	113,488

Total assets	$7,793,784	$6,921,375

Liabilities and Equity:
Future policy benefits:
Life	$339,566	$341,736
Disability and accident	793,841	781,701
Unpaid claims and claim expenses:
Life	52,721	58,665
Disability and accident	448,863	433,273
Casualty	1,277,071	1,187,814
Policyholder account balances	1,662,176	1,454,114
Corporate debt	368,750	365,750
Junior subordinated debentures	175,000	175,000
Other liabilities and policyholder funds	908,761	647,269
Liabilities related to separate account	117,321	113,488

Total liabilities	6,144,070	5,558,810

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,303,328 and 55,995,995 shares issued, respectively	563	560
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued	60	60
Additional paid-in capital	675,428	661,895
Accumulated other comprehensive income (loss)	138,180	(33,956)
Retained earnings	1,031,307	927,706
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,648,292	1,359,019
Noncontrolling interest	1,422	3,546

Total equity	1,649,714	1,362,565

Total liabilities and equity	$7,793,784	$6,921,375

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—

Net income	—	—	—	—	82,314	—	82,314	226	82,540
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	325,660	—	—	325,660	—	325,660
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(19,343)	—	—	(19,343)	—	(19,343)
Decrease in net loss on cash flow hedge	—	—	—	589	—	—	589	—	589
Change in net periodic pension cost	—	—	—	873	—	—	873	—	873

Comprehensive income	—	—	—		—	—	390,093	226	390,319
Net contribution from noncontrolling interest	—	—	—	—	—	—	—	37	37
Issuance of common stock	65	—	121,056	—	—	—	121,121	—	121,121
Exercise of stock options	5	—	9,189	—	—	—	9,194	—	9,194
Stock-based compensation	—	—	6,842	—	—	—	6,842	—	6,842
Cash dividends	—	—	—	—	(14,767)		(14,767)	—	(14,767)

Balance, September 30, 2009	$559	$60	$659,683	$(46,303)	$916,309	$(197,246)	$1,333,062	$4,298	$1,337,360

Balance, January 1, 2010	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565

Net income	—	—	—	—	120,751	—	120,751	115	120,866
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	165,893	—	—	165,893	—	165,893
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	4,407	—	—	4,407	—	4,407
Decrease in net loss on cash flow hedge	—	—	—	1,682	—	—	1,682	—	1,682
Change in net periodic pension cost	—	—	—	154	—	—	154	—	154

Comprehensive income							292,887	115	293,002
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,239)	(2,239)
Exercise of stock options	3	—	8,604	—	—	—	8,607	—	8,607
Stock-based compensation	—	—	4,929	—	—	—	4,929	—	4,929
Cash dividends	—	—	—	—	(17,150)	—	(17,150)	—	(17,150)

Balance, September 30, 2010	$563	$60	$675,428	$138,180	$1,031,307	$(197,246)	$1,648,292	$1,422	$1,649,714

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income attributable to shareholders	$120,751	$82,314
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	180,506	225,538
Net change in reinsurance receivables and payables	(9,657)	(4,613)
Amortization, principally the cost of business acquired and investments	65,264	38,295
Deferred costs of business acquired	(101,002)	(97,936)
Net realized losses on investments	27,788	99,929
Net change in federal income taxes	12,197	6,632
Other	(42,849)	(14,101)

Net cash provided by operating activities	252,998	336,058

Investing activities:
Purchases of investments and loans made	(1,599,851)	(1,206,214)
Sales of investments and receipts from repayment of loans	1,057,614	177,957
Maturities of investments	70,801	637,166
Net change in short-term investments	46,367	(171,162)
Change in deposit in separate account	—	4,845

Net cash used by investing activities	(425,069)	(557,408)

Financing activities:
Deposits to policyholder accounts	277,854	242,614
Withdrawals from policyholder accounts	(82,832)	(131,337)
Proceeds from issuance of 2020 Senior Notes	250,000	—
Borrowings under revolving credit facility	50,000	17,000
Principal payments under revolving credit facility	(222,000)	(2,000)
Early retirement of senior notes	(75,000)	—
Proceeds from issuance of common stock	—	121,121
Cash dividends paid on common stock	(17,150)	(14,767)
Other financing activities	2,983	7,151

Net cash provided by financing activities	183,855	239,782

Increase in cash	11,784	18,432
Cash at beginning of period	65,464	63,837

Cash at end of period	$77,248	$82,269

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the September 30, 2009 and December 31, 2009 consolidated financial statements to conform to the September 30, 2010 presentation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2009 Form 10-K.
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
Recently Issued Accounting Standards
In April 2010, the FASB issued guidance clarifying that an insurance company should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s own interests and should not combine those interests with any interest of its general account in the same investment when assessing the investment for consolidation. Insurance companies are also required to consider a separate account a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
In October 2010, the FASB issued guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, with either prospective or retrospective adoption permitted. If the initial application of this guidance results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The Company has not yet determined the impact that the adoption of this guidance will have on its consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments
At September 30, 2010, the Company had fixed maturity securities available for sale with an amortized cost of $5,498.1 million and a carrying value and a fair value of $5,724.2 million. At December 31, 2009, the Company had fixed maturity securities available for sale with an amortized cost of $4,933.4 million and a carrying value and a fair value of $4,875.7 million. Declines in fair value relative to such securities’ amortized cost which are determined to be other than temporary pursuant to the Company’s methodology for such determinations and to represent credit losses are reflected as reductions in the amortized cost of such securities, as further discussed below.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	September 30, 2010
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$751,900	$58,302	$(59)	$—	$810,143
Non-agency residential mortgage-backed securities	818,537	76,740	(44,397)	(22,726)	828,154
Commercial mortgage-backed securities	35,786	343	(3,383)	(254)	32,492
Corporate securities	1,340,171	110,915	(14,509)	(457)	1,436,120
Collateralized debt obligations	208,005	1,644	(43,297)	(2,964)	163,388
U.S. Treasury and other U.S. Government guaranteed securities	213,588	10,062	(4)	—	223,646
U.S. Government-sponsored enterprise securities	106,858	439	(38)	—	107,259
Obligations of U.S. states, municipalities and political subdivisions	2,023,266	105,235	(5,542)	—	2,122,959

Total fixed maturity securities	$5,498,111	$363,680	$(111,229)	$(26,401)	$5,724,161

	December 31, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$699,257	$33,417	$(2,625)	$—	$730,049
Non-agency residential mortgage-backed securities	842,947	48,235	(62,404)	(29,450)	799,328
Commercial mortgage-backed securities	29,773	206	(3,682)	(288)	26,009
Corporate securities	1,219,711	49,373	(30,918)	—	1,238,166
Collateralized debt obligations	215,301	868	(98,281)	(3,444)	114,444
U.S. Treasury and other U.S. Government guaranteed securities	108,114	3,036	(344)	—	110,806
U.S. Government-sponsored enterprise securities	16,750	483	(231)	—	17,002
Obligations of U.S. states, municipalities and political subdivisions	1,801,595	59,108	(20,826)	—	1,839,877

Total fixed maturity securities	$4,933,448	$194,726	$(219,311)	$(33,182)	$4,875,681

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The following table contains information, as of September 30, 2010, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and subprime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of September 30, 2010. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.7%), New York (6.9%) and Florida (6.5%).

	Non-Agency Prime RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
	(dollars in thousands)
2001 and prior	$2,254	$—	$—	$—	$—	$2,254
2002	8,519	1,505	2,591	—	498	13,113
2003	85,508	2,133	2,949	7,159	5,956	103,705
2004	44,680	1,110	—	1,633	5,329	52,752
2005	11,332	6,215	1,784	18,667	56,995	94,993
2006	14,979	678	—	—	27,058	42,715
2007	—	—	—	—	85,408	85,408
2008	954	—	—	—	671	1,625

Total	$168,226	$11,641	$7,324	$27,459	$181,915	$396,565

(1)	The securities enumerated in this column include securities having a total of $169.5 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under the process initiated by the NAIC in 2009 which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Alt-A RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
	(dollars in thousands)
2001 and prior	$—	$—	$—	$1,911	$—	$1,911
2002	269	1,882	—	—	—	2,151
2003	49,381	—	—	—	1,960	51,341
2004	19,336	2,242	139	202	1,708	23,627
2005	2,434	17,394	—	1,122	40,157	61,107
2006	10,363	31	5,437	9,084	77,625	102,540
2007	332	—	—	9	125,133	125,474

Total	$82,115	$21,549	$5,576	$12,328	$246,583	$368,151

(1)	The securities enumerated in this column include securities having a total of $195.5 million in fair value that have received the equivalent of an investment grade rating from the NAIC under the process initiated by the NAIC in 2009 which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	Non-Agency Subprime RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
	(dollars in thousands)
2003	$9,500	$1,341	$—	$—	$—	$10,841
2004	12,671	—	519	2,903	484	16,577
2005	12,639	17,871	546	—	—	31,056
2006	—	—	—	2,475	1,066	3,541
2007	—	—	—	—	1,423	1,423

Total	$34,810	$19,212	$1,065	$5,378	$2,973	$63,438

(1)	The securities enumerated in this column include securities having a total of $2.7 million in fair value that have received the equivalent of an investment grade rating from the NAIC under the process initiated by the NAIC in 2009 which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.
The amortized cost and fair value of fixed maturity securities available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$751,900	$810,143
Non-agency residential mortgage-backed securities	818,537	828,154
Commercial mortgage-backed securities	35,786	32,492

Other fixed maturity securities:
One year or less	100,506	99,705
Greater than 1, up to 5 years	573,623	592,968
Greater than 5, up to 10 years	904,601	939,650
Greater than 10 years	2,313,158	2,421,049

Total	$5,498,111	$5,724,161

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$16,111	$(22)	$426	$(37)	$16,537	$(59)
Non-agency residential mortgage-backed securities	22,449	(1,053)	242,945	(66,070)	265,394	(67,123)
Commercial mortgage-backed securities	11,490	(368)	4,786	(3,269)	16,276	(3,637)
Corporate securities	31,403	(529)	88,309	(14,437)	119,712	(14,966)
Collateralized debt obligations	12,007	(2,009)	141,112	(44,252)	153,119	(46,261)
U.S. Treasury and other U.S. Government guaranteed securities	14,680	(4)	—	—	14,680	(4)
U.S. Government-sponsored enterprise securities	17,773	(38)	—	—	17,773	(38)
Obligations of U.S. states, municipalities and political subdivisions	36,257	(280)	77,896	(5,262)	114,153	(5,542)

Total fixed maturity securities	$162,170	$(4,303)	$555,474	$(133,327)	$717,644	$(137,630)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$126,097	$(2,573)	$269	$(52)	$126,366	$(2,625)
Non-agency residential mortgage-backed securities	109,508	(4,210)	312,491	(87,644)	421,999	(91,854)
Commercial mortgage-backed securities	3,484	(17)	18,466	(3,953)	21,950	(3,970)
Corporate securities	111,656	(3,739)	200,186	(27,179)	311,842	(30,918)
Collateralized debt obligations	9,097	(4,179)	95,651	(97,546)	104,748	(101,725)
U.S. Treasury and other U.S. Government guaranteed securities	56,693	(344)	—	—	56,693	(344)
U.S. Government-sponsored enterprise securities	9,769	(231)	—	—	9,769	(231)
Obligations of U.S. states, municipalities and political subdivisions	331,027	(5,128)	160,359	(15,698)	491,386	(20,826)

Total fixed maturity securities	$757,331	$(20,421)	$787,422	$(232,072)	$1,544,753	$(252,493)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
Net investment income was attributable to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$82,926	$77,648	$244,109	$226,702
Mortgage loans	630	1,121	3,948	2,527
Short-term investments	32	26	69	348
Other	10,130	16,510	21,477	37,238

	93,718	95,305	269,603	266,815
Less: Investment expenses	(6,832)	(6,623)	(20,433)	(23,255)

	$86,886	$88,682	$249,170	$243,560

Net realized investment gains (losses) arose from the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(5,840)	$(44,411)	$(32,802)	$(79,468)
Mortgage loans	(57)	(3,202)	(15,159)	(5,220)
Other investments	(491)	(4,410)	(2,258)	(9,852)

	(6,388)	(52,023)	(50,219)	(94,540)

Other net realized investment gains (losses):
Fixed maturity securities, available for sale	7,544	680	19,290	(8,273)
Mortgage loans	(1)	503	418	503
Other investments	37	381	2,723	2,381

	7,580	1,564	22,431	(5,389)

Total	$1,192	$(50,459)	$(27,788)	$(99,929)

Proceeds from sales of fixed maturity securities during the first nine months of 2010 and 2009 were $357.5 million and $394.2 million, respectively. Gross gains of $24.8 million and gross losses of $(5.5) million were realized on the 2010 sales and gross gains of $17.4 million and gross losses of $(25.6) million were realized on the 2009 sales. Proceeds from sales of fixed maturity securities during the third quarters of 2010 and 2009 were $100.0 million and $76.2 million, respectively. Gross gains of $8.5 million and gross losses of $(1.0) million were realized on sales during the third quarter of 2010 and $3.7 million of gross gains and gross losses of $(3.0) million were realized on sales during the third quarter of 2009. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments below the Company’s amortized cost are other than temporary. Under this methodology, management evaluates whether and when the Company will recover an investment’s amortized cost, taking into account, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, the expected amount and timing of future cash flows from the investment, recent changes in credit ratings of the issuer by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment has been lower than its amortized cost to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations, the most significant factor in these evaluations is the expected amount and timing

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
of the future cash flows from the investment. In the case of fixed maturity securities, in instances where management determines that a security’s amortized cost will be recovered during its remaining term to maturity, an additional component of this methodology is the Company’s evaluation of whether it intends to, or will more likely than not be required to, sell the security before such anticipated recovery.
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
In the case of corporate securities as to which a decline in fair value is determined to be other than temporary, the key input utilized to establish the amount of credit loss arising from the impairment of the security is the market price for such security. For each such security, the Company obtains such market price from a single independent nationally recognized pricing service. The Company has not in any instance adjusted the market price so obtained; however, management reviews these prices for reasonableness, taking into account both security-specific factors and its knowledge and understanding of pricing methodologies used by the service. The credit loss is determined to be equal to the excess of the Company’s amortized cost over such market price for such security, as measured at the time of the impairment; as such, the entirety of the market depreciation in value is deemed to be reflective of credit loss.
At September 30, 2010, the total amortized cost of the Company’s holdings of collateralized debt obligations was $208.0 million and their total fair value was $163.4 million. These holdings consist of a highly diversified portfolio of fifty-one different collateralized loan obligation (“CLO”) investments, substantially all of which are within senior tranches in the CLO structure and a substantial majority of which were issued in the 2004-2007 time frame. Substantially all of these CLOs are collateralized by an actively managed, highly diversified portfolio of floating rate senior secured loans to numerous public and private corporate borrowers. The 2008-2009 global financial crisis resulted in significant and ongoing dislocations in the market for securities of this type, resulting in the cessation of new issuances of such securities and decreased market liquidity for existing issues, such as those held by the Company, as well as widespread and significant declines in their market values. However, the effects of the financial crisis on the Company’s CLO holdings have diminished over time; moreover, these securities have performed in accordance with their contractual payment terms since their acquisition by the Company (with the exception of four securities, which management has determined to be other than temporarily impaired). Further, despite the extraordinarily challenging environment that has prevailed in recent years due to the such crisis, the defaults having occurred on the loans underlying these CLOs since their issuances, taking into account their incidence and severity, have been at levels at which losses to the holders of the CLOs would be borne solely by the securities in the subordinated tranches. Based upon this actual experience and upon the Company’s estimates of the future cash flows with respect to these CLOs, which take into account the estimated frequency and severity of future defaults on the underlying loans, as well as the senior positions of the individual CLOs in their securitization structures and the sizes of the subordinate tranches in these structures that would first absorb losses arising from such defaults, and taking into account that the Company does not intend to sell any of these securities and that it is not more likely than not that it will be required to do so before recovery of the security’s amortized cost

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
basis in any instance, the Company concluded that the declines in the fair values of these securities did not represent other than temporary impairments. During the quarter ended September 30, 2010, the Company elected to utilize an independent pricing service as the key valuation input in place of the internal discounted cash flow methodologies previously utilized for these securities. See Note C to the Consolidated Financial Statements. The Company will continue to conduct evaluations of these securities for other than temporary impairment in future periods, and since the results of these evaluations will depend upon future developments; for example, the future performance of the loans underlying these securities, no assurance can be given as to the outcome of such evaluations.
During the first nine months of 2010, the Company recognized $40.8 million of after-tax other than temporary impairment losses, of which $32.6 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $8.2 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance at the beginning of the period	$83,156	$59,420	$89,658	$—
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	1,995	17,775	12,359	77,384
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	3,548	2,332	16,759	2,143
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(7,997)	(9,454)	(38,074)	(9,454)

Balance at the end of the period	$80,702	$70,073	$80,702	$70,073

The gross unrealized losses at September 30, 2010 are attributable to 451 different fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $3.6 million. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 31.4% of the aggregate gross unrealized losses at September 30, 2010, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At September 30, 2010, the Company held approximately $813.1 million of insured municipal fixed maturity securities, which represented approximately 12.4% of the Company’s total invested assets. Based upon the highest of the ratings assigned to the respective securities by Standard & Poor’s, Moody’s and Fitch, the securities had a weighted average credit rating of “A” at September 30, 2010. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $764.8 million at September 30, 2010, this weighted average credit rating at such date was “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at September 30, 2010 included National Public Finance Guarantee Corp. ($309.2 million), Assured Guaranty ($230.7 million), Ambac Financial Group, Inc. ($151.1 million), Financial Guaranty Insurance Company ($37.2 million) and Radian ($31.3 million). At September 30, 2010, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.

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
Various valuation techniques and pricing models are utilized in connection with the measurement of the fair value of the Company’s investments in residential mortgage-backed securities and commercial mortgage-backed securities, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. Residential mortgage-backed securities include U.S. agency securities and collateralized mortgage obligations. Inputs utilized in connection with the valuation techniques relating to this class of securities include monthly payment and performance information with respect to the underlying loans, including prepayments, default severity, delinquencies, market indices and the amounts of the tranches in the particular structure which are senior or subordinate, as applicable, to the tranche represented by the Company’s investment. A portion of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using non-binding broker quotes.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.
During the quarter ended September 30, 2010, the Company elected to utilize a pricing service or, in instances where such service did not provide a price for a particular security, non-binding broker quotes as the key input in place of the internal discounted cash flow methodologies previously utilized in its valuation techniques for certain of its investments in RMBS, commercial mortgage-backed securities, asset-backed securities, and collateralized debt obligations. In each instance, the Company obtained the market price from a single independent nationally recognized pricing service or, where applicable, obtained a quote from a single broker believed to be knowledgeable regarding market conditions for the particular security. The Company did not in any instance adjust any market price or broker quote so obtained; however, management reviews these prices and quotes for reasonableness, taking into account both security-specific factors and its knowledge and understanding of the pricing methodologies used by the service or broker, as applicable. This change was made based on the Company’s determination that, based upon the increased levels of orderly market trading activity, new issuances or both with respect to these securities arising from the ongoing improvements in capital and financial market conditions, that the markets for these investments had ceased to be inactive. The Company recategorized investments having a total of $96.2 million in fair value from Level 3 to Level 2 during the quarter ended September 30, 2010 as a result of this change.
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
Collateralized debt obligations consist of collateralized loan obligations, which are described in more detail in Note B to the Consolidated Financial Statements. The Company’s valuation techniques relating to this class of securities utilize non-binding broker quotes as their key input. As this input is generally unobservable, collateralized debt obligations are categorized in Level 3 of the fair value hierarchy.
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
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$810,143	$—	$759,615	$50,528
Non-agency residential mortgage-backed securities	828,154	—	787,958	40,196
Commercial mortgage-backed securities	32,492	—	25,654	6,838
Corporate securities	1,436,120	—	1,370,383	65,737
Collateralized debt obligations	163,388	—	—	163,388
U.S. Treasury and other U.S. Government guaranteed securities	223,646	151,031	63,540	9,075
U.S. Government-sponsored enterprise securities	107,259	—	107,259	—
Obligations of U.S. states, municipalities and political subdivisions	2,122,959	13,565	2,109,394	—
Other investments	126,658	119,331	—	7,327
Assets held in separate account	117,321	—	—	117,321

Total	$5,968,140	$283,927	$5,223,803	$460,410

Liabilities:
Other liabilities	$70,490	$70,490	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into Level 3 are recognized as of the end of the period.

	Three Months Ended September 30, 2010
			Total
			(Losses) Gains
			Included	Purchases
	Balance at	Included	in Other	Issuances	Transfers	Transfers	Balance at
	Beginning of	in	Comprehensive	and	Into	Out	End of the
	Quarter	Earnings	Income	Settlements	Level 3	Level 3	Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$37,282	$(51)	$406	$12,891	$—	$—	$50,528
Non-agency residential mortgage- backed securities	111,257	(2,204)	(10,755)	(6,146)	—	(51,956)	40,196
Commercial mortgage-backed securities	27,130	(500)	(2,748)	5,224	—	(22,268)	6,838
Corporate securities	67,779	2,500	5,539	10,050	1,800	(21,931)	65,737
Collateralized debt obligations	119,892	1,212	44,566	(2,282)	—	—	163,388
U.S. Treasury and other U.S. Government guaranteed securities	11,445	(15)	622	(2,977)	—	—	9,075
U.S. Government-sponsored enterprise securities	13,794	32	(25)	(13,801)	—	—	—
Other Investments	6,190	64	65	1,008	—	—	7,327
Assets held in separate account	113,532	—	—	3,789	—	—	117,321

Total	$508,301	$1,038	$37,670	$7,756	$1,800	$(96,155)	$460,410

Net losses for the period included in earnings attributable to the net change in unrealized losses of assets measured at fair value using unobservable inputs and held at September 30, 2010 included corporate securities ($0.2 million) and other investments ($0.1 million). In the third quarter of 2010, net gain (losses) of $0.1 million and $(0.2) million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment gains (losses)”, respectively.

	Nine Months Ended September 30, 2010
			Total
			(Losses) Gains
			Included	Purchases
	Balance at	Included	in Other	Issuances	Transfers	Transfers	Balance at
	Beginning of	in	Comprehensive	and	Into	Out	End of the
	Year	Earnings	Income	Settlements	Level 3	Level 3	Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$13,187	$(248)	$1,530	$36,059	$—	$—	$50,528
Non-agency residential mortgage- backed securities	130,326	(16,346)	(7,407)	(14,286)	—	(52,091)	40,196
Commercial mortgage-backed securities	26,009	(1,885)	460	4,522	—	(22,268)	6,838
Corporate securities	95,920	(1,058)	5,747	(6,994)	5,625	(33,503)	65,737
Collateralized debt obligations	114,444	(889)	56,240	(6,407)	—	—	163,388
U.S. Treasury and other U.S. Government guaranteed securities	11,367	(39)	290	(2,543)	—	—	9,075
U.S. Government-sponsored enterprise securities	—	35	—	(35)	—	—	—
Other investments	9,707	530	(294)	(2,616)	—	—	7,327
Assets held in separate account	113,488	—	—	3,833	—	—	117,321

Total	$514,448	$(19,900)	$56,566	$11,533	$5,625	$(107,862)	$460,410

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
Net losses for the period included in earnings attributable to the net change in unrealized losses of assets measured at fair value using unobservable inputs and held at September 30, 2010 included non-agency residential mortgage-backed securities ($14.2 million), commercial mortgage-backed securities ($1.4 million), corporate securities ($4.8 million), collateralized debt obligations ($2.2 million) and other investments ($0.1 million). In the first nine months of 2010, net losses of $(0.1) million and $(22.6) million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment gains (losses)”, respectively.
The carrying value and estimated fair value of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not included, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Assets:
Short-term investments	360,415	360,415	406,782	406,782
Other investments	349,778	349,778	370,565	370,565

Liabilities:
Policyholder account balances	1,573,093	1,750,623	1,351,565	1,471,669
Corporate debt	368,750	402,546	365,750	361,754
Junior subordinated debentures	175,000	161,205	175,000	124,600
Advances from Federal Home Loan Bank	55,342	75,639	55,342	68,320
Liabilities related to separate account	117,321	117,321	113,488	113,488
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
The fair values of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $79.8 million and $94.0 million at September 30, 2010 and December 31, 2009, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note D — Corporate Debt
On January 20, 2010, the Company issued the 2020 Senior Notes pursuant to an effective registration statement. The 2020 Senior Notes were issued in an aggregate principal amount of $250 million with an interest rate of 7.875% and a maturity date of January 31, 2020. The interest on the 2020 Senior Notes is paid semi-annually in arrears on January 31 and July 31.. The 2020 Senior Notes may be redeemed in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of the 2020 Senior Notes being redeemed and the applicable make-whole amount (which, in general, would consist of the sum of the present values of the remaining scheduled payments of principal and interest on the 2020 Senior Notes being redeemed discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Amended Credit Agreement and for general corporate purposes.
During the second quarter of 2010, the Company repurchased $5.0 million principal amount of the 2033 Senior Notes. During the third quarter of 2010, the Company effected two partial redemptions of the 2033 Senior Notes relating to a total of $70.0 million in aggregate principal amount of such notes, $20.0 million in aggregate principal amount on July 14, 2010 and $50.0 million in aggregate principal amount on September 21, 2010. The Company recognized a loss of $2.6 million, net of an income tax benefit of $1.4 million during the first nine months of 2010 from the early retirement of such notes pursuant to these transactions. In addition, the September 2010 redemption resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant into which the Company entered in connection with the issuance of its Junior Subordinated Debentures. Accordingly, the 2033 Senior Notes ceased being the covered debt under such covenant and the 2020 Senior Notes became the covered debt under such covenant. At September 30, 2010, $68.8 million in aggregate principal amount of the 2033 Senior Notes remained outstanding. On November 8, 2010, the Company gave notice of redemption of all of the outstanding 2033 Senior Notes. Such redemption will occur on December 23, 2010.
Note E — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues:
Group employee benefit products	$399,976	$385,809	$1,173,139	$1,163,866
Asset accumulation products	32,020	32,775	94,107	95,740
Other (1)	11,909	12,708	39,272	36,730

	443,905	431,292	1,306,518	1,296,336
Net realized investment gains (losses)	1,192	(50,459)	(27,788)	(99,929)
Loss on early retirement of senior notes	(3,760)	—	(3,972)	—

	$441,337	$380,833	$1,274,758	$1,196,407

Operating income:
Group employee benefit products	$73,071	$74,678	$212,746	$212,284
Asset accumulation products	10,596	13,792	32,324	35,497
Other (1)	(7,914)	(7,703)	(22,214)	(24,656)

	75,753	80,767	222,856	223,125
Net realized investment gains (losses)	1,192	(50,459)	(27,788)	(99,929)
Loss on early retirement of senior notes	(3,760)	—	(3,972)	—

	$73,185	$30,308	$191,096	$123,196

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note F — Comprehensive Income (Loss)
Total comprehensive income (loss) attributable to common shareholders is comprised of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income, the change in net periodic pension cost and the change in the loss on the cash flow hedge. Total comprehensive income attributable to common shareholders was $292.9 million and

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F — Comprehensive Income (Loss) — (Continued)
$390.1 million for the first nine months of 2010 and 2009, respectively, and $151.1 million and $207.3 million for the third quarters of 2010 and 2009, respectively. Net unrealized losses on securities available for sale decreased $170.3 million in the first nine months of 2010 and $103.7 million in the third quarter of 2010.
Note G — Stock-Based Compensation
The Company recognized stock-based compensation expenses of $6.5 million and $7.7 million in the first nine months of 2010 and 2009, respectively, of which $2.1 million and $2.8 million was recognized in the third quarter of 2010 and 2009, respectively. The remaining unrecognized compensation expense related to unvested awards at September 30, 2010 was $18.3 million and the weighted average period of time over which this expense will be recognized is 3.1 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the first nine months of 2010: expected volatility – 43.0%, expected dividends – 1.83%, expected lives of the options – 6.1 years, and the risk free rate – 2.7%. The following weighted average assumptions were used for the first nine months of 2009: expected volatility – 39.4%, expected dividends – 1.82%, expected lives of the options – 7.3 years, and the risk free rate – 3.0%.
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
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2010	3,927,758	$29.10
Granted	553,470	21.73
Exercised	(239,860)	13.84
Forfeited	(188,775)	28.82
Expired	(20,323)	29.27

Outstanding at September 30, 2010	4,032,270	29.01	6.7	$6,362

Exercisable at September 30, 2010	2,216,015	$30.47	5.7	$2,385
The weighted average grant date fair value of options granted during the first nine months of 2010 and 2009 was $8.22 and $8.89, respectively, and during the third quarter of 2010 and 2009 was $0 and $9.81, respectively. The cash proceeds from stock options exercised were $1.8 million and $4.2 million in the first nine months of 2010 and 2009, respectively, and $0.5 million and $2.0 million for the third quarter of 2010 and 2009, respectively. The total intrinsic value of options exercised during the first nine months of 2010 and 2009 was $2.5 million and $2.8 million, respectively.
At September 30, 2010, 5,673,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.67, a weighted average contractual term of 5.5 years and an intrinsic value of $7.8 million. Of such options, 3,208,250 options with a weighted average exercise price of $24.84, a weighted average contractual term of 3.5 years and an intrinsic value of $7.7 million were exercisable at September 30, 2010.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note H — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(amounts in thousands, except per share data)
Numerator:
Net income attributable shareholders	$46,137	$20,823	$120,751	$82,314

Denominator:
Weighted average common shares outstanding	55,404	52,947	55,284	50,376
Effect of dilutive securities	396	438	390	241

Weighted average common shares outstanding, assuming dilution	55,800	53,385	55,674	50,617

Basic results per share of common stock:
Net income attributable to shareholders	$0.83	$0.39	$2.18	$1.63

Diluted results per share of common stock:
Net income attributable to shareholders	$0.83	$0.39	$2.17	$1.63

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
For its other group employee benefit products, the Company is presently experiencing challenging market conditions from a competitive standpoint, particularly as to pricing. These conditions, in addition to the downward pressure on employment and wage levels exerted by the recent recession, are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved in prior years. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. In response to the recently adopted federal health care reform legislation, the Company, effective in September 2010, is issuing all of its new and renewal limited benefit health policies under a fixed indemnity benefit structure that will be exempt from certain of the requirements of the legislation that will then become effective. However, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
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
The management of the Company’s investment portfolio is an important component of its profitability. Beginning in the second half of 2007, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of these market conditions, the Company has been maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $360.4 million and $406.8 million at September 30, 2010 and December 31, 2009, respectively. The Company has recently been engaged in efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, especially since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, has made it particularly challenging to make new investments on terms which the Company deems attractive, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2009 and in the first nine months of 2010, during which more favorable market conditions emerged, as compared to 2008. However, market conditions may continue to be volatile and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the total carrying value of the Company’s available for sale investment portfolio has increased in recent quarters, the Company’s realized investment losses from declines in fair value relative to the amortized cost of various securities that it determined to be other than temporary increased significantly during 2009. Investment losses of this type moderated significantly during the first nine months of 2010 and in the third quarter of 2010, the Company had net realized investment gains. However, in light of the continuing effects of the market conditions discussed above, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.
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

Results of Operations
Nine Months Ended September 30, 2010 Compared to
Nine Months Ended September 30, 2009
Summary of Results. Net income attributable to shareholders was $120.8 million, or $2.17 per diluted share, in the first nine months of 2010 as compared to $82.3 million, or $1.63 per diluted share, in the first nine months of 2009. Net income in the first nine months of 2010 and 2009 included net realized investment losses, net of the related income tax benefit, of $18.1 million, or $0.32 per diluted share, and $65.0 million, or $1.28 per diluted share, respectively. Net income in the first nine months of 2010 as compared to the first nine months of 2009 benefited from an increase in net investment income and a decrease in the level of realized investment losses, and, on a per-share basis, was adversely impacted by the Company’s two Class A Common Stock offerings completed during 2009. Net investment income in the first nine months of 2010, which increased 2% from the first nine months of 2009, reflects a 20% increase in average invested assets, partially offset by a decrease in the tax equivalent weighted average annualized yield to 6.0% from 7.0%. Net realized investment losses in the first nine months of 2010 and 2009 included losses, net of the related income tax benefit, of $32.6 million, or $0.59 per diluted share, and $61.5 million, or $1.21 per diluted share, respectively, due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments.
Operating earnings, which is a non-GAAP financial measure, consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the fair value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without their effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.
Operating earnings were $141.4 million, or $2.54 per diluted share, in the first nine months of 2010 as compared to $147.3 million, or $2.91 per diluted share in the first nine months of 2009, primarily due to the interest paid on the 2020 Senior Notes, which were issued in the first quarter of 2010, and, on a per share basis, the impact of the Company’s two Class A Common Stock offerings completed during 2009.
The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Nine Months Ended
	September 30,
	2010	2009
Operating earnings	$141,395	$147,268
Net realized investment losses, net of taxes (A)	(18,062)	(64,954)
Loss on early retirement of senior notes (B)	(2,582)	—

Net income attributable to shareholders	$120,751	$82,314

Diluted results per share of common stock:
Operating earnings	$2.54	$2.91
Net realized investment losses, net of taxes (A)	(0.32)	(1.28)
Loss on early retirement of senior notes (B)	(0.05)	—

Net income attributable to shareholders	$2.17	$1.63

(A)	Net of an income tax benefit of $9.7 million and $35.0 million, or $0.17 per diluted share and $0.69 per diluted share, for the nine months ended September 30, 2010 and 2009, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(B)	Net of an income tax benefit of $1.4 million or $0.02 per diluted share for the nine months ended September 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income in the first nine months of 2010 was $1,057.3 million as compared to $1,052.8 million in the first nine months of 2009. Premiums from core group employee benefit products, which include short-term and long-term disability, life, excess workers’ compensation, travel accident and dental insurance, assumed workers’ compensation and casualty reinsurance and limited benefit medical insurance, were $1,012.6 million and $1,013.4 million in first nine months of 2010 and 2009, respectively. Premiums from excess workers’ compensation insurance for self-insured employers increased 4% to $213.3 million in the first nine months of 2010 from $205.5 million in the first nine months of 2009. New business production, which represents the annualized amount of new premium sold, for excess workers’ compensation was $39.0 million and $41.0 million in the first nine months of 2010 and 2009, respectively. Premiums from assumed workers’ compensation and casualty reinsurance increased 45% to $36.8 million in the first nine months of 2010 from $25.4 million in the first nine months of 2009. Assumed workers’ compensation and casualty reinsurance production was $12.2 million in the first nine months of 2010 compared to $16.4 million in the first nine months of 2009. Retention of existing excess workers’ compensation customers in the first nine months of 2010 remained strong.
Premiums from the Company’s other core group employee benefit products was $762.5 million in the first nine months of 2010 compared to $782.5 million in the first nine months of 2009. During the first nine months of 2010 and 2009, premiums from the Company’s group life products were $291.8 million and $300.1 million, respectively, and premiums from the Company’s group disability products were $406.2 million and $422.8 million, respectively. Premiums from the Company’s turnkey disability business were $37.2 million in the first nine months of 2010 compared to $41.0 million in the first nine months of 2009. New business production for the Company’s other core group employee benefit products was $141.6 million and $141.0 million in the first nine months of 2010 and 2009, respectively. The level of production achieved from these products reflects, among other things, the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The payments received by the Company in connection with loss portfolio transfers, which are episodic in nature and are recorded as liabilities rather than as premiums, were $11.4 million in the first nine months of 2010 as compared to $30.9 million in the first nine months of 2009.
Deposits from the Company’s asset accumulation products increased 16% to $270.4 million in the first nine months of 2010 from $232.2 million in the first nine months of 2009. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2010 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the first nine months of 2010 was $249.2 million as compared to $243.6 million in the first nine months of 2009. This increase reflects a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. The level of net investment income in the first nine months of 2010 also reflects a 20% increase in average invested assets to $5,960.7 million in 2010 from $4,962.3 million in the first nine months of 2009, partially offset by a decrease in the tax equivalent weighted average annualized yield to 6.0% from 7.0%.
Net Realized Investment Gains (Losses). Net realized investment losses were $(27.8) million in the first nine months of 2010 compared to $(99.9) million in the first nine months of 2009. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit loss is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $(62.8) million and $(137.0) million of losses in the first nine months of 2010 and 2009, respectively, due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $(50.2) million and $(94.5) million was recognized as credit-related realized investment losses and $(12.6) million and $(42.5) million remained as a component of accumulated other comprehensive income, respectively. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2010 and 2009, the Company recognized $22.4 million and $(5.4) million, respectively, of net gains (losses) on the sales of securities.
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
Benefits and Expenses. Policyholder benefits and expenses were $1,083.7 million in the first nine months of 2010 as compared to $1,073.2 million in the first nine months of 2009. This increase does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 94.2% and 93.3% in the first nine months of 2010 and 2009, respectively. The increase in the combined ratio in the first nine months of 2010 resulted from a higher level of commissions at RSLIC resulting from changes in its product mix, a lower level of premiums from the Company’s group employee benefit products, and increased expenses associated with new product development at SNCC. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.8% and 4.3% in the first nine months of 2010 and 2009, respectively.
Interest Expense. Interest expense was $33.1 million in the first nine months of 2010 as compared to $21.4 million in the first nine months of 2009. This increase primarily reflects interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, partially offset by a decrease in the weighted average borrowings under the Amended Credit Agreement.
Income Tax Expense. Income tax expense was $37.1 million in the first nine months of 2010 as compared to $19.3 million in the first nine months of 2009, primarily due to the decrease in the income tax benefit resulting from realized investment losses. The Company’s effective tax rate was 23.5% in the first nine months of 2010 compared to 18.9% in the first nine months of 2009.
Three Months Ended September 30, 2010 Compared to
Three Months Ended September 30, 2009
Summary of Results. Net income attributable to shareholders was $46.1 million, or $0.83 per diluted share, for the third quarter of 2010 as compared to $20.8 million, or $0.39 per diluted share, for the third quarter of 2009. Net income in the third quarter of 2010 and 2009 included net realized investment gains (losses), net of the related income tax expense (benefit), of $0.8 million, or $0.01 per diluted share, and $(32.8) million, or $(0.61) per diluted share, respectively. Net income in the third quarter of 2010 benefited from a decrease in the level of realized investment losses and was adversely impacted by a decrease in net investment income, primarily attributable to performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies that was below the particularly strong performance of these investments in the prior year’s quarter and a loss on the early retirement of the 2033 Senior Notes. Net realized investment gains (losses) in the third quarter of 2010 and 2009 included losses, net of the related income tax benefit, of $(4.2) million, or $(0.07) per diluted share, and $(33.8) million, or $(0.63) per diluted share, respectively, due to credit loss-related impairments in the values of certain investments.
Operating earnings, which is a non-GAAP financial measure, consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the fair value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without their effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.
Operating earnings were $47.8 million in the third quarter of 2010 compared to $53.6 million in the third quarter of 2009. Operating earnings were $0.86 per diluted share in the third quarter of 2010 compared to $1.00 per diluted share in the third quarter of 2009, primarily due to the interest paid on the 2020 Senior Notes, which were issued in the first quarter of 2010 and, on a per share basis, the impact of the Company’s two Class A Common Stock offerings completed during 2009.
The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Three Months Ended
	September 30,
	2010	2009
Operating earnings	$47,806	$53,621
Net realized investment gains (losses), net of taxes (A)	775	(32,798)
Loss on early retirement of senior notes (B)	(2,444)	—

Net income attributable to shareholders	$46,137	$20,823

Diluted results per share of common stock
Operating earnings	$0.86	$1.00
Net realized investment gains (losses), net of taxes (A)	0.01	(0.61)
Loss on early retirement of senior notes (B)	(0.04)	—

Net income attributable to shareholders	$0.83	$0.39

(A)	Net of an income tax expense (benefit) of $0.4 million and $(17.7) million, or $0.01 per diluted share and $(0.33) per diluted share, for the three months ended September 30, 2010 and 2009, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(B)	Net of an income tax benefit of $1.3 million or $0.02 per diluted share for the three months ended September 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income for the third quarter of 2010 was $357.0 million as compared to $342.6 million for the third quarter of 2009, an increase of 4%. Premiums from core group employee benefit products increased 4% to $341.6 million for the third quarter of 2010 from $329.8 million for the third quarter of 2009. This increase reflects new business production and improved persistency. Premiums from excess workers’ compensation insurance for self-insured employers increased 8% to $74.4 million in the third quarter of 2010 from $68.7 million in the third quarter of 2009. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $19.3 million in the third quarter of 2010 as compared to $15.7 million in the third quarter of 2009, an increase of 23%. Premiums from assumed workers’ compensation and casualty reinsurance increased 29% to $13.4 million in the third quarter of 2010 from $10.4 million in the third quarter of 2009. Assumed workers’ compensation and casualty reinsurance production was $3.7 million in the third quarter of 2010 as compared to $7.7 million in the third quarter of 2009. Average rates decreased less than 1% on third quarter 2010 excess workers’ compensation renewals and self-insured retentions are on average up modestly in third quarter 2010 on new and renewal policies. Retention of existing excess workers’ compensation customers in the third quarter of 2010 remained strong.
During the third quarter of 2010, premiums from the Company’s other core group employee benefit products increased to $253.8 million from $250.7 million during the third quarter of 2009. Premiums from the Company’s group life products increased to $97.9 million in the third quarter of 2010 from $95.8 million in the third quarter of 2009. Premiums from the Company’s group disability products were $135.1 million and $135.6 million in the third quarters of 2010 and 2009, respectively. Premiums from the Company’s turnkey disability business were $12.0 million during the third quarter of 2010 compared to $13.0 million during the third quarter of 2009. New business production for the Company’s other core group employee benefit products was $49.1 million and $48.8 million in the third quarters of 2010 and 2009, respectively. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals).
Deposits from the Company’s asset accumulation products were $153.6 million in the third quarter of 2010 as compared to $57.5 million in the third quarter of 2009, an increase of 167%. The increase in deposits is attributable to, among other things, particularly advantageous conditions for the Company in the fixed annuity marketplace having resulted from various competitors having either terminated their marketing of comparable fixed annuity products or experienced ratings downgrades. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2010 in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in the third quarter of 2010 was $86.9 million as compared to $88.7 million in the third quarter of 2009. This decrease reflects a decrease in the tax equivalent weighted average annualized yield on invested assets to 6.0% for the third quarter of 2010 from 7.0% for the third quarter of 2009, primarily attributable to a lower level of net investment income from the Company’s investments in investment funds organized as limited partnerships and limited liability companies, whose performance in the prior year’s quarter was particularly strong. This decrease was partially offset by a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above and a 16% increase in average invested assets to $6,283.9 million in the third quarter of 2010 from $5,417.7 million in the third quarter of 2009.
Net Realized Investment Gains (Losses). Net realized investment gains (losses) were $1.2 million in the third quarter of 2010 as compared to $(50.5) million in the third quarter of 2009. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline related to credit loss is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of additional other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $(13.9) million of losses in the third quarter of 2010 due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $(6.4) million was recognized as realized investment losses related to credit losses and $(7.5) million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. During the third quarter of 2009, the Company recognized $(73.8) million of losses due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $(52.0) million was recognized as realized investment losses related to credit losses and $(21.7) million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2010 and 2009, the Company recognized $7.6 million and $1.6 million, respectively, of net gains on sales of securities.
The Company may recognize additional losses due to other than temporary declines in security values in the future, and such losses may be significant. See “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 — Net Realized Investment Gains (Losses).”
Benefits and Expenses. Policyholder benefits and expenses were $368.2 million in the third quarter of 2010 as compared to $350.5 million in the third quarter of 2009. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 94.9% and 93.7% in the third quarters of 2010 and 2009, respectively. The increase in the combined ratio in the third quarter of 2010 resulted primarily from a higher level of commissions at RSLIC, which followed changes in its product mix, as well as, increased expenses associated with new product development at SNCC. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.7% and 4.5% in the third quarters of 2010 and 2009, respectively.

Interest Expense. Interest expense was $11.0 million in the third quarter of 2010 as compared to $7.1 million in the third quarter of 2009. This increase primarily reflects interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, partially offset by a decrease in the weighted average borrowings under the Amended Credit Agreement.
Income Tax Expense. Income tax expense was $16.0 million in the third quarter of 2010 as compared to $2.3 million in the third quarter of 2009. This increase primarily reflects the decrease in the income tax benefit resulting from realized investment losses, as well as a higher level of operating income. The Company’s effective tax rates were 25.7% and 10.0% in the third quarter of 2010 and 2009, respectively.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on any outstanding borrowings under the Amended Credit Agreement and interest payments on the 2020 Senior Notes, 2033 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2033 Senior Notes mature in their entirety in May 2033 and are not subject to any sinking fund requirements. During the second quarter of 2010, the Company repurchased $5.0 million in aggregate principal amount of the 2033 Senior Notes. During the third quarter of 2010, the Company effected two partial redemptions of the 2033 Senior Notes relating to a total of $70.0 million in aggregate principal amount of such notes, $20.0 million in aggregate principal amount on July 14, 2010 and $50.0 million in aggregate principal amount on September 21, 2010. The Company recognized a loss of $2.6 million, net of an income tax benefit of $1.4 million, during the first nine months of 2010 from the early retirement of such notes pursuant to these transactions. In addition, the September 2010 redemption resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant into which the Company entered in connection with the issuance of its Junior Subordinated Debentures. Accordingly, the 2033 Senior Notes ceased being the covered debt under such covenant and the 2020 Senior Notes became the covered debt under such covenant. At September 30, 2010, $68.8 million in aggregate principal amount of the 2033 Senior Notes remained outstanding. On November 8, 2010, the Company gave notice of redemption of all of the outstanding 2033 Senior Notes. Such redemption will occur on December 23, 2010. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. During the first quarter of 2010, the Company issued the 2020 Senior Notes, which will mature in January 2020 and pay interest semi-annually in arrears on January 31 and July 31, which commenced on July 31, 2010. The 2020 Senior Notes are not subject to any sinking fund requirements and contain certain provisions permitting their early redemption by the Company. See Note D to the Consolidated Financial Statements. The 2033 Senior Notes and the 2007 Junior Debentures also contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H to the Consolidated Financial Statements included in the 2009 Form 10-K.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $70.5 million of financial resources available at the holding company level at September 30, 2010, primarily comprised of short-term investments and in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Amended Credit Agreement. The Company’s insurance subsidiaries would be permitted, without prior regulatory approval, to make dividend payments totaling $112.8 million during 2010, of which $3.6 million has been paid to the Company during the first nine months of 2010. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
In October 2006, the Company entered into the Amended Credit Agreement, which, among other things, increased the maximum borrowings available to $250 million, improved the pricing terms and extended the maturity date from May 2010 to October 2011. On November 8, 2007, the amount of the facility was increased to the amount of $350.0 million, and certain financial institutions were added as new lenders, pursuant to a supplement to the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to the LIBOR rate for the borrowing period selected by the Company, which is typically one month, plus a spread which varies based on the Company’s Standard & Poor’s and Moody’s credit ratings. Based on the current levels of such ratings, the spread is currently equal to 62.5 basis points. The Amended

Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on investments and subsidiary indebtedness. As of September 30, 2010, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Amended Credit Agreement. At September 30, 2010, the Company had $50.0 million of outstanding borrowings and $300.0 million of borrowings remaining available under the Amended Credit Agreement.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first quarter of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. At September 30, 2010 and 2009, the Company’s reserves related to the funding agreements were $65.2 million.
On November 4, 2010, the Company’s Board of Directors declared a cash dividend of $0.11 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on December 2, 2010.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $6,561.0 million at September 30, 2010, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $296.5 million at September 30, 2010. At September 30, 2010, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities managed on the Company’s behalf by Fortress Investment Group LLC was $40.2 million.
During the first nine months of 2010, the market value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $285.5 million from year-end 2009, before the related decrease in the cost of business acquired of $23.5 million and an increase in the federal income tax provision of $91.7 million. At September 30, 2010, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the Company’s fixed maturity security holdings totaled $363.7 million (of which $319.0 million was attributable to investment grade securities) and $137.6 million (of which $43.3 million was attributable to investment grade securities), respectively. During the first nine months of 2010, the Company recognized pre-tax net investment losses of $27.8 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio, based upon the highest of the ratings assigned to the respective securities by Standard & Poor’s, Moody’s and Fitch, was “A” at September 30, 2010. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
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
Cash Flows. Operating activities increased cash by $253.0 million and $336.1 million in the first nine months of 2010 and 2009, respectively. Net investing activities used $425.1 million and $557.4 million of cash during the first nine months of 2010 and 2009, respectively, primarily for the purchase of securities. Financing activities provided $183.9 million of cash during the first nine months of 2010, principally from deposits to policyholder accounts and the issuance of the 2020 Senior Notes, partially offset by the full repayment of the then outstanding borrowings under the Amended Credit Agreement and the early retirement of $75.0 million in principal amount of the 2033 Senior Notes. During the first nine months of 2009, financing activities provided $239.8 million of cash, principally from deposits to policyholder accounts and proceeds from the issuance of 6.5 million shares of its Class A Common Stock in two separate public offerings, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity.
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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, the performance of financial markets, prevailing levels of credit spreads, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit, health care and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2009 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. The Company does not believe that the ultimate resolution of this action will have a material adverse effect on its results of operations, liquidity or financial condition.
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
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of October 2010 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of October 2010 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the risk-based capital ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In September 2010, Standard & Poor’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In December 2009, A.M. Best revised the outlook on its rating relating to SNCC to stable from negative. In June 2010, Moody’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In April 2009, Fitch Ratings downgraded its ratings relating to RSLIC and SNCC to A- (Good) from A (Good). In December 2008, A.M. Best revised the outlook on its ratings relating to RSLIC, SNCC and the Company to negative from stable. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Amended Credit Agreement. The Company’s senior unsecured debt ratings as of October 2010 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB, respectively. The ratings for the Company’s 2007 Junior Debentures as of October 2010 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB, Ba1 and BB+, respectively. The ratings for RSLIC’s funding agreements as of October 2010 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.

Item 6. Exhibits
3.1	Amended and Restated By-Laws of Delphi Financial Group, Inc.,

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note H to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2010, formatted in XBRL: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (iii) Consolidated Statement of Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
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
Date: November 9, 2010