Form 10-K
period 2010-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2011-03-01
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Yes ☐           No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $1,175,418,416.
As of February 11, 2011, the Registrant had 48,784,927 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DELPHI FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Page
PART I.

Item 1. Business	3

Item 1A. Risk Factors	20

Item 1B. Unresolved Staff Comments	26

Item 2. Properties	26

Item 3. Legal Proceedings	26

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6. Selected Financial Data	29

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	32

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	48

Item 8. Financial Statements and Supplementary Data	48

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	48

Item 9A. Controls and Procedures	48

Item 9B. Other Information	51

PART III.

Item 10. Directors, Executive Officers and Corporate Governance	51

Item 11. Executive Compensation	51

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51

Item 13. Certain Relationships and Related Transactions, and Director Independence	51

Item 14. Principal Accountant Fees and Services	51

PART IV.

Item 15. Exhibits, Financial Statement Schedules	52
EX-10.44
EX-10.45
EX-10.46
EX-10.47
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
PART I
Item 1. Business
Delphi Financial Group, Inc. (the “Company” or “Delphi,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) is a holding company whose subsidiaries provide integrated employee benefit services. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related group insurance coverages: long-term and short-term disability, life, excess workers’ compensation for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. The Company’s asset accumulation business emphasizes individual fixed annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Puerto Rico. The Company’s two reportable segments are group employee benefit products and asset accumulation products. See Notes A and P to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company’s segments.
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
The Company’s primary operating subsidiaries are as follows:
Reliance Standard Life Insurance Company (“RSLIC”), founded in 1907 and having administrative offices headquartered in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company (“FRSLIC”), underwrite a diverse portfolio of disability, group life, travel accident, dental and limited benefit health insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2011 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. The Company, through Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), acquired RSLIC and FRSLIC in 1987.

Safety National Casualty Corporation (“SNCC”) focuses primarily on providing excess workers’ compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers’ compensation insurance in the United States. The financial strength rating of SNCC as of February 2011 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. (“SIG”), acquired SNCC in 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers’ compensation products to the self-insured market.
Matrix Absence Management, Inc. (“Matrix”), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in 1998.
Group Employee Benefit Products
The Company is a leading provider of disability, group life and excess workers’ compensation insurance products to small and mid-sized employers, with more than 40,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment, group dental and limited benefit health insurance products, as well as assumed workers’ compensation and casualty reinsurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its group employee benefit products to large employers. In addition, the Company offers a suite of voluntary disability, group life and accidental death and dismemberment insurance products that are purchased by employees on an elective basis at their worksite. These products allow the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In response to the recently adopted federal health care reform legislation, the Company is generally issuing its new and renewal limited benefit health policies under a fixed indemnity benefit structure that is exempt from certain of the requirements of the legislation that became effective in September 2010. However, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area; however, no assurance can be given that such efforts will be successful.
The Company’s group employee benefit products are primarily sold to employers and groups through independent brokers and agents. The Company’s products are marketed to brokers and agents by 145 sales representatives and managers. RSLIC had 116 group sales representatives and managers located in 29 sales offices nationwide at December 31, 2010. In addition, RSLIC had 12 sales representatives and managers devoted to its limited benefit health insurance product at December 31, 2010. At December 31, 2010, SNCC had 16 sales representatives and managers. The Company’s seven administrative offices and 29 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company’s group employee benefit products:

	Year Ended December 31,
	2010		2009		2008
	(dollars in thousands)
Insurance premiums:
Core Products:
Disability income	$542,386	39.9%	$560,361	41.6%	$572,630	43.0%
Life	388,247	28.6	393,173	29.2	402,928	30.2
Excess workers’ compensation	289,548	21.3	277,485	20.7	264,244	19.8
Assumed workers’ compensation and casualty reinsurance	51,538	3.8	34,168	2.5	22,369	1.7
Limited benefit health insurance	40,772	3.0	31,987	2.4	24,698	1.9
Accident and dental	46,307	3.4	49,029	3.6	45,507	3.4

	1,358,798	100.0%	1,346,203	100.0%	1,332,376	100.0%

Non-Core Products:
Loss portfolio transfers (1)	—		—		3,304
Other	9,709		8,464		7,343

	9,709		8,464		10,647

Total insurance premiums	$1,368,507		$1,354,667		$1,343,023

Sales (new annualized gross premiums):
Core Products:
Disability income	$108,302	36.0%	$109,409	37.4%	$134,215	42.8%
Life	90,626	30.1	70,526	24.1	94,681	30.2
Excess workers’ compensation	47,434	15.8	45,251	15.4	25,832	8.1
Assumed workers’ compensation and casualty reinsurance	14,606	4.9	17,226	5.9	12,103	3.9
Limited benefit health insurance	13,324	4.4	20,141	6.9	12,530	4.0
Accident and dental	26,611	8.8	30,282	10.3	34,415	11.0

	300,903	100.0%	292,835	100.0%	313,776	100.0%

Non-Core Products:
Loss portfolio transfers (1)	—		—		3,305
Other	8,055		6,468		6,955

	8,055		6,468		10,260

Total sales	$308,958		$299,303		$324,036

(1)	Beginning in the first quarter of 2009, the Company’s deposits from loss portfolio transfers are recorded as liabilities rather than as premiums.
The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under these arrangements, another insurer indemnifies the Company for a specified portion of the Company’s losses and loss adjustment expenses in exchange for a specified portion of policy premiums. All insurance related revenue is reported by the Company net of the reinsurance premiums paid by the Company under these arrangements. The profitability of group employee benefit products is affected by the amount, cost and terms of reinsurance obtained by the Company. See “Reinsurance”. The profitability of those group employee benefit products for which reserves are discounted, in particular, the Company’s disability and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.

The table below shows, for the periods indicated, the loss and expense ratios as a percent of premium income for the Company’s group employee benefit products and the operating income for these products.

	Year Ended December 31,
	2010	2009	2008
Loss ratio	68.7%	68.5%	69.5%
Expense ratio	26.1	24.8	22.7

Combined ratio	94.8%	93.3%	92.2%

Operating income (dollars in thousands) (1)	$287,766	$279,848	$176,073

(1)	See Note P to the Consolidated Financial Statements included in this Form 10-K for information regarding the computation of operating income for this segment.
The loss and expense ratios are affected by, among other things, claims development related to insurance policies written in prior years, changes in the Company’s mix of products and the results with respect to the Company’s non-core group employee benefit products. The increase in the combined ratio in 2010 reflects an increased incidence of long-term disability claims at RSLIC, a higher level of commissions at RSLIC resulting from a change in product mix and increased expenses associated with new product development at SNCC.
Group disability insurance products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits during the period that a member of the insured group who, because of a medical condition or injury, is unable to work. Typically, long-term disability benefits are paid monthly and are limited for any one insured to two-thirds of the insured’s pre-disability earned income up to a specified maximum benefit. Long-term disability benefits are generally offset by income the claimant is entitled to receive from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants in an effort to assist them in returning to work as quickly as possible. When claimants’ disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for a group disability insurance policy and are based upon expected morbidity and mortality and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. The Company’s group long-term disability coverages are spread across many industries. In April 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, Custom Disability Solutions (“CDS”). In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, whose operations are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market, while also continuing to service existing clients from an indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies to enable them to provide their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services to these insurers for such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. The Company cedes through indemnity reinsurance risks in excess of $7,500 in long-term disability benefits per individual per month. See “Reinsurance” and “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s group life insurance products provide for the payment of a stated amount upon the death of a member of the insured group. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for a group life insurance policy and are based upon expected mortality and morbidity and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. Accidental death and dismemberment insurance provides for the payment of a stated amount upon the accidental death or dismemberment of a member of the insured group. This coverage is frequently sold in conjunction with group life insurance policies and is included in premiums charged for group life insurance. The Company cedes through indemnity reinsurance risks in excess of $100,000 per individual for voluntary group term life insurance policies. The Company cedes through indemnity reinsurance risks in excess of $300,000 per individual and type of coverage for employer-paid group life insurance policies. See “Reinsurance”.

Excess workers’ compensation insurance products provide coverage against workers’ compensation risks to employers and groups who self-insure such risks. The coverage applies to losses in excess of the applicable self-insured retentions (“SIRs” or deductibles) of employers and groups, whose workers’ compensation claims are generally handled by third-party administrators (“TPAs”). These products are principally targeted to mid-sized employers, particularly small municipalities, hospitals and schools. These employers are believed to be less prone to catastrophic workers’ compensation exposures and less price sensitive than larger account business. Since claim payments under the Company’s excess workers’ compensation products do not begin until the self-insured’s total loss payments exceed the SIR, these payments are frequently made over long periods of time, although catastrophic claims can entail payments by the Company in shorter time frames. On average, over half of the Company’s total payments with respect to claims under these products are made during the period beginning with the seventeenth year following the incurrence of the claim. During this period, the payments are primarily for wage replacement, similar to the benefit provided under long-term disability coverage, and any medical payments tend to be relatively more stable and predictable in nature than at the inception of the workers’ compensation claim. This family of products also includes large deductible workers’ compensation insurance, which provides coverage similar to excess workers’ compensation insurance, and complementary products, including workers’ compensation self-insurance bonds.
The pricing environment and demand for excess workers’ compensation insurance improved substantially beginning in 2001 and the demand for excess workers’ compensation insurance products and the rates for such products increased significantly through 2004. The cumulative effect of these rate increases during 2002 through 2004 was an increase of 57%. SNCC was able to maintain its pricing in its renewals of insurance coverage in 2005 and 2006 and also obtained significant improvements in contract terms in new and renewal policies written in those years, in particular higher SIR levels. From 2007 through 2010, there were further modest increases in SIRs. In recent years the Company benefited from the stable market conditions which have prevailed for its excess workers’ compensation products as to pricing and other contract terms. However, because pricing in the primary workers’ compensation market is increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools, sectors whose payroll levels generally have been less adversely impacted by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products and achieved significantly improved levels of new business production for these products in 2009 and 2010. Excess workers’ compensation new business production for the important January renewal season was $13.2 million in 2011 compared to $10.6 million in 2010. SNCC’s rates increased modestly in its January 2011 renewals and SIRs on average are up modestly in 2011 for new and renewal policies. For 2010, 2009 and 2008, new business production for excess workers’ compensation products was $47.4 million, $45.3 million and $25.8 million, respectively, and the retention of existing customers was strong.
The Company assumes certain workers’ compensation and casualty risks through reinsurance. In these arrangements, the Company provides coverage on an indemnity basis for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of nuclear, biological, chemical and radiological terrorism is excluded from these reinsurance treaties. The loss amounts at which the Company’s payment obligations attach under these arrangements range from $250,000 to $0.5 billion, with an average attachment point on a premium-weighted basis of $9.2 million and a median attachment point of $5.0 million. Aggregate exposures assumed by the Company under individual workers’ compensation and casualty reinsurance treaties generally range from $18,750 to $11.0 million, and the Company’s average per-treaty net exposure on a premium-weighted basis is equal to $4.0 million. The Company underwrites assumed workers’ compensation and casualty reinsurance using procedures similar to those it applies in connection with its directly written excess workers’ compensation products.
The Company from time to time replaces or modifies its existing reinsurance ceded arrangements for its excess workers’ compensation insurance products based on changing reinsurance market conditions. The Company presently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $10.0 million and $50.0 million per occurrence, 100% of its excess workers’ compensation risks between $100.0 million and $150.0 million per occurrence, and 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million, per occurrence. Effective July 1, 2010, the Company entered into a reinsurance agreement under which it cedes 100% (compared to 85% previously) of its excess workers’ compensation risks between $50.0 million and $100.0 million per occurrence and 65% (compared to 50% previously) of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence. Effective March 17, 2010, the Company cedes through indemnity reinsurance up to $20 million of coverage (compared to $10 million previously) with respect to workers’ compensation and certain other losses resulting from certain naturally occurring catastrophic events. See “Reinsurance” and “Liquidity and Capital Resources — Reinsurance” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A number of the Company’s reinsurance ceded arrangements exclude coverage for losses resulting from terrorism. However, the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) applies to certain of the lines of property and casualty insurance directly written by SNCC (as opposed to business assumed by SNCC through reinsurance), including excess workers’ compensation. The Terrorism Act is presently scheduled to remain in effect through December 31, 2014. SNCC’s surety and commercial auto lines of business are not covered under the Terrorism Act. Under the Terrorism Act, the federal government would pay 85% of each loss from a covered act of terrorism and the insurer would pay the remaining 15%. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is 20% of the insurer’s direct earned premiums from the previous calendar year. The maximum after-tax loss to the Company for 2011 within the Terrorism Act deductible from property and casualty products is equal to approximately 2.5% of the Company’s shareholders’ equity as of December 31, 2010. Any payments made by the federal government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by the Company’s life insurance subsidiaries.
Business travel accident and voluntary accidental death and dismemberment group insurance policies pay a stated amount based on a predetermined schedule in the event of the accidental death or dismemberment of a member of the insured group. The Company cedes through indemnity reinsurance risks in excess of $150,000 per individual and type of coverage. Group dental insurance provides coverage for preventive, restorative and specialized dentistry up to a stated maximum benefit per individual per year. Under an indemnity reinsurance arrangement, the Company cedes risks under its group dental insurance policies in proportions which range from 50% to 100%. See “Reinsurance”.
The Company’s suite of voluntary disability, group life, accidental death and dismemberment, and limited benefit health insurance products are offered to employees on an elective basis at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company’s suite of voluntary products allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company’s group limited benefit health insurance product provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In response to the recently adopted federal health care reform legislation, the Company is generally issuing its new and renewal limited benefit health policies under a fixed indemnity benefit structure that is exempt from certain of the requirements of the legislation that became effective in September 2010. However, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. Because the Company’s voluntary products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these products complement the Company’s core group employee benefit products and represent a significant growth opportunity.
Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as loss portfolio transfers (“LPTs”). Pursuant to an LPT, the Company, in exchange for a specified one-time payment to the Company, assumes responsibility for making ongoing payments with respect to an existing block of disability or self-insured workers’ compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company’s disability and excess workers’ compensation products. Non-core group employee benefit products also include primary workers’ compensation insurance products, which is generally written as a complement to the excess workers’ compensation products. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $4.0 million, $1.0 million and $8.0 million in 2010, 2009 and 2008, respectively. In addition, non-core group employee benefit products include commercial auto and general liability insurance, which is generally written as a complement to the excess workers’ compensation products, and bail bond insurance. Bail bond insurance is written through contracts with general agents who engage retail agents to write the bonds. If the defendant as to whom the bail bond is written does not appear in court, the Company is required to pay the bond amount. The general agent is obligated to indemnify the Company for any such payment; however, the Company remains responsible on the bail bond regardless of whether it is so indemnified.
Asset Accumulation Products
The Company’s asset accumulation products consist mainly of fixed annuities, primarily single premium deferred annuities (“SPDAs”) and flexible premium annuities (“FPAs”). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead is added to the annuity contract’s value and accumulates. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 1.0% to 5.5% per annum. For most of the Company’s fixed annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary date. The Company’s fixed annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years. Such periods range from three to seven years. At December 31, 2010, the weighted average crediting rate on the Company’s fixed annuity products was 3.9%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but withdrawals during the applicable surrender charge period in a single year that exceed 10% of the annuity value will result in the assessment of surrender charges, and withdrawals may also result in taxes and/or tax penalties to the holder on the withdrawn amount. In addition, for annuity products containing a market value adjustment (“MVA”) provision, which comprised approximately 60.6% of the Company’s policyholder account balances at December 31, 2010, the accumulated value of the annuity may be increased or decreased under such provision as a function of decreases or increases, respectively, in crediting rates for the Company’s newly issued annuities if it is surrendered during the surrender charge period. Under this MVA provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate.
During the fourth quarter of 2007, the Company introduced an indexed SPDA that permits the annuity holder to elect that interest be credited to the contract in a manner that is either linked to any positive performance of the Standard & Poor’s 500 Index, excluding dividends (the “S&P 500 Index”), credited on a fixed interest rate basis, or a mix of both. For the interest component that is linked to the S&P 500 Index, credited interest is based, at the annuity holder’s election, either on a percentage, referred to as the participation rate, of the annual index return or on the amount of such return up to a specified maximum rate, referred to as the cap. The annual index return is based, also at the annuity holder’s election, either on the average monthly return for the year or on an annual point-to-point calculation. The annuity holder may change the elections as between the participation rate and capped interest crediting methods, and as between the average monthly return and annual point-to-point calculation methods, on an annual basis. The Company may change the levels of the participation rate and the cap on an annual basis, subject to contractually specified minimums. In the case of interest credited on a fixed rate basis, the crediting rate may be reset by the Company annually. A minimum guaranteed accumulation is also provided which applies at maturity or earlier termination of the annuity contract. The guaranteed accumulation amount presently ranges from 1.5% to 2.0% per annum. The Company purchases S&P 500 Index call options and other similar derivative instruments that are believed to be correlated to the annuity holders’ interest crediting elections in order to fund its obligations based on such elections.
These fixed annuity products are sold primarily to individuals through networks of independent insurance agents. In 2010, the Company’s SPDA products accounted for $351.4 million of asset accumulation product deposits, of which $232.5 million was attributable to the MVA annuity and $77.1 million was attributable to the indexed annuity. The Company’s FPA products accounted for $14.3 million of asset accumulation product deposits in 2010, substantially all of which had an MVA feature. One network of independent agents accounted for over 10% of the deposits from these SPDA and FPA products during 2010. The Company believes that it has a good relationship with these networks.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes. In March 2011, the Company will repay the remaining $65.0 million in aggregate principal amount of the floating rate funding agreements at their maturity. During the third quarter of 2008, the Company acquired a block of existing SPDA and FPA policies from another insurer through an indemnity assumed reinsurance transaction that resulted in the assumption by the Company of policyholder account balances in the amount of $135.0 million. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances.
The following table sets forth for the periods indicated selected financial data concerning the Company’s asset accumulation products:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Asset accumulation product deposits (sales)	$377,358	$248,595	$245,117
Funds under management (at period end)	$1,725,785	$1,425,442	$1,327,502
Operating income(1)	$131,861	$124,738	$59,841

(1)	See Note P to the Consolidated Financial Statements included in this Form 10-K for information regarding the computation of operating income for this segment.
At December 31, 2010, funds under management consisted of $1,415.4 million of SPDA liabilities, $244.3 million of FPA liabilities and $66.1 million of funding agreements. Of the SPDA and FPA liabilities, $1,190 million were subject to surrender charges averaging 7.0% at December 31, 2010, with the balance of these liabilities not subject to surrender charges having been in force, on average, for 19 years. $175.8 million of the SPDA and FPA liabilities have been assumed by the Company under various indemnity reinsurance transactions, including the 2009 transaction discussed above.
The Company prices its fixed annuity products based on assumptions concerning prevailing and expected interest rates and other factors that it believes will permit it to achieve a positive spread between its expected return on investments and the crediting rate. The Company attempts to achieve this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the periodic adjustment of the crediting rate on its fixed annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its fixed annuity products, subject to the terms of the policies. See “Asset/Liability Management and Market Risk” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Underwriting Procedures
Premiums charged on insurance products are based in part on assumptions about the incidence, severity and timing of insurance claims. The Company follows detailed underwriting procedures designed to assess and qualify insurance risks before issuing its policies. To implement these procedures, the Company employs a professional underwriting staff.
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
In an effort to reduce fluctuations of this type in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability, although the Company continues to maintain a substantial level of investments of these types. The total carrying value of such investments, at December 31, 2010, was $286.1 million. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the aforementioned market conditions, the Company is presently maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $334.2 million and $406.8 million at December 31, 2010 and 2009, respectively. The Company has recently been engaged in efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, especially since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, has made it particularly challenging to make new investments on terms which the Company deems attractive, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome. The Company achieved significantly improved levels of net investment income in its repositioned investment portfolio in 2009 and 2010, during which market conditions were more favorable than in 2008. However, market conditions may continue to be volatile and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary moderated significantly during 2010 as compared to 2009, in light of the continuing effects of the market conditions discussed above, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.
For information regarding the composition and diversification of the Company’s investment portfolio and asset/liability management, see “Liquidity and Capital Resources” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A, B and C to the Consolidated Financial Statements.
The following table sets forth for the periods indicated the Company’s pretax investment results:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Average invested assets (1)	$5,966,076	$5,053,304	$4,728,126
Net investment income (2)	351,227	318,187	134,850
Tax equivalent weighted average annual yield (3)	6.3%	6.7%	3.2%

(1)	Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income.

(2)	Consists principally of interest and dividend income less investment expenses, along with the changes in value, positive or negative, of the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments.

(3)	The tax equivalent weighted average annual yield on the Company’s investment portfolio for each period is computed by dividing net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income, by average invested assets for the period. See “Results of Operations” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In 2004, RSLIC entered into an indemnity reinsurance arrangement under which it assumed risks relating to certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, RSLIC is responsible to the ceding companies for underwriting and claims management with respect to the reinsured policies and provides coverage primarily on a quota share basis up to a maximum of $7,500 in benefits per individual per month. In 2006, RSLIC purchased substantially all of the assets of the third-party administrator which had been administering this arrangement for RSLIC and contributed them to CDS. In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market while also continuing to service existing clients from the indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies to enable them to provide their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. Premium income and fees from the Company’s turnkey disability business were $51.1 million, $55.8 million and $52.2 million in 2010, 2009 and 2008, respectively, and incurred losses were $37.5 million, $44.2 million and $42.6 million in 2010, 2009 and 2008, respectively.
The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. Premiums from these reinsurance facilities were $30,000, $(1,000) and $(1,000) in 2010, 2009 and 2008, respectively, and incurred losses from these facilities were $2.2 million, $3.7 million and $2.6 million in 2010, 2009 and 2008, respectively.
Life, Annuity, Disability and Accident Reserves
The Company carries as liabilities actuarially determined reserves for its life, annuity, disability and accident policy and contract obligations. These reserves, together with premiums to be received on policies in force and interest to be earned thereon at certain assumed rates, are calculated and established at levels believed to be sufficient to satisfy policy and contract obligations. The Company performs periodic studies to compare current experience for mortality, morbidity, interest and lapse rates with the anticipated experience reflected in the reserve assumptions to determine future policy benefit reserves for these products. Reserves for future policy benefits and unpaid claims and claim expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company’s ultimate liability for future policy benefits and unpaid claims and claim expenses could deviate significantly from the amounts of the reserves currently reflected in the Consolidated Financial Statements. Under United States generally accepted accounting principles (“GAAP”), the Company’s policy and claim reserves are permitted to be discounted to reflect the time value of money, since the payments to which such reserves relate will be made in future periods. Such reserve discounting, which is common industry practice, is based on interest rate assumptions reflecting projected portfolio yield rates for the assets supporting the liabilities. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding assumptions made by the Company in connection with the establishment of its insurance reserves. The assets selected to support the Company’s insurance liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Differences between actual and expected claims experience are reflected currently in earnings for each period.
The life, annuity, disability and accident reserves carried in the Consolidated Financial Statements are calculated based on GAAP and differ from those reported by the Company for statutory financial statement purposes. These differences arise primarily from the use of different mortality and morbidity tables and interest assumptions.
Property and Casualty Insurance Reserves
The Company carries as liabilities actuarially determined reserves for anticipated claims and claim expenses for its excess workers’ compensation insurance and other property and casualty insurance products. Reserves for claim expenses represent the estimated costs of investigating those claims and, when necessary, defending lawsuits in connection with those claims. Reserves for claims and claim expenses are estimated based on individual loss data in the case of reported claims, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the Company’s ultimate liability for claims and claim expenses could deviate from the amounts of the reserves reflected in the Consolidated Financial Statements included in this Form 10-K, and such deviation could be significant.

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
The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Unpaid claims and claim expenses, net of reinsurance, beginning of period	$1,078,578	$951,342	$850,956

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	146,023	163,642	152,069
Prior years	49,923	21,556	27,111

	195,946	185,198	179,180

Add provision for assumed retroactive reinsurance claims and claim expenses incurred, net of reinsurance, occurring during the
Current year	14,220	38,346	—
Prior years	1,824	—	—

	16,044	38,346	—

Incurred claims and claim expenses, net of reinsurance, during the current year	211,990	223,544	179,180

Deduct claims and claim expense payments, net of reinsurance, occurring during:
Current year	1,739	2,432	1,625
Prior years	93,237	90,047	77,169

	94,976	92,479	78,794

Deduct assumed retroactive reinsurance claims and claim expenses paid, occurring during the
Current year	1,218	3,829	—
Prior years	2,875	—	—

	4,093	3,829	—

Total paid	99,069	96,308	78,794

Unpaid claims and claim expenses, net of reinsurance, end of period	1,191,499	1,078,578	951,342
Reinsurance receivables, end of period	123,411	109,236	109,704

Unpaid claims and claim expenses, gross of reinsurance, end of period (1)	$1,314,910	$1,187,814	$1,061,046

(1)  All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business.
Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the discount amounts previously established with respect to the claims reserves relating to the Company’s excess workers’ compensation line of business. During 2010, 2009 and 2008, $48.4 million, $44.1 million and $38.6 million, respectively, of such discount was accreted. Accordingly, of the Company’s provisions for prior years’ claims and claim expenses incurred, net of reinsurance, in 2010, 2009 and 2008, $3.3 million, $(22.7) million and $(11.5) million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. The addition to such provisions in 2010 resulted primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods, for policies written in the 2001 through 2003 years, offset by the accrual of additional discount with respect to prior years’ excess workers’ compensation claims reserves and favorable loss experience in the Company’s assumed workers’ compensation and casualty reinsurance line. The reductions to the Company’s provisions for prior years’ claims and claim expenses in 2009 and 2008 arose primarily from additional discount with respect to prior years’ excess workers’ compensation claims reserves. In 2008, such accrual was based on a change to its assumptions regarding the payment pattern for such claims to reflect lengthening in the time periods over which such claims are paid, and the 2009 and 2010 accruals reflected further lengthening in such time periods. In each of the three years, the changes were made in light of emerging claim payment experience, and the Company believes that such experience is due in part to the increases in the average SIR having occurred in recent years. In 2009, the additional provisions for prior years’ claims and claim expenses arose primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods, for policies written during the 2000 to 2002 years. In 2008, the additional provisions related primarily to adverse development on a limited number of large prior year claims. The additional provisions did not result from specific changes in the Company’s key assumptions used to estimate the reserves since the preceding period end. Rather, they resulted from the Company’s application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The effects of the accretion and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2010, 2009 and 2008, $50.8 million, $46.6 million and $41.5 million, respectively, of discount was accreted, and $150.6 million, $142.0 million and $143.6 million, respectively, of discount was accrued. The effects of accretions and accruals of discount are not reflected for these or any of the other years shown in the following table.
The loss development table below illustrates the development of reserves and is net of reinsurance.

	December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(dollars in thousands)
Reserve for unpaid claims and claim expenses, net of reinsurance	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282	$1,766,862	$1,979,566

Cumulative amount of liability paid:
One year later	(29,990)	61,954	57,235	64,170	81,847	92,760	90,963	77,170	90,055	96,110
Two years later	26,398	112,639	118,685	134,981	149,983	175,852	163,149	164,107	179,561
Three years later	71,938	169,890	187,303	198,133	222,440	241,235	246,895	249,607
Four years later	123,330	231,870	247,487	266,834	283,820	319,465	327,551
Five years later	178,852	283,783	311,350	323,461	357,611	394,654
Six years later	221,817	341,035	361,095	391,116	425,824
Seven years later	270,792	382,757	423,250	453,986
Eight years later	304,964	435,326	478,798
Nine years later	350,770	480,753
Ten years later	386,790

Liability reestimated as of:
One year later	442,624	636,123	678,535	766,886	908,162	1,072,990	1,198,719	1,366,919	1,561,749	1,825,009
Two years later	442,807	634,576	714,303	838,458	1,007,198	1,122,567	1,264,493	1,445,876	1,686,692
Three years later	446,948	678,009	790,941	939,254	1,057,913	1,192,300	1,361,739	1,596,214
Four years later	502,140	754,717	881,073	991,103	1,120,868	1,299,511	1,513,109
Five years later	568,993	832,968	933,259	1,036,718	1,226,238	1,447,255
Six years later	636,007	878,948	975,524	1,137,342	1,358,141
Seven years later	670,762	914,362	1,064,638	1,254,354
Eight years later	696,812	977,152	1,166,709
Nine years later	746,544	1,062,279
Ten years later	793,541

Cumulative deficiency(1)	$(349,480)	$(424,090)	$(485,874)	$(509,594)	$(504,626)	$(435,556)	$(337,130)	$(254,450)	$(142,410)	$(58,147)

(1)	Full years 2000 through 2010 include the results from the Company’s discontinued non-core property catastrophe reinsurance business.
The “Reserve for unpaid claims and claim expenses, net of reinsurance” line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The “Cumulative amount of liability paid” lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The “Liability reestimated” lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate may be either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Cumulative deficiency” line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2010.
The table below is gross of reinsurance and illustrates the effects of the accretion and accrual of discount, as applicable, to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

	December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(dollars in thousands)
Reserve for unpaid claims and claim expenses before discount:
Net of reinsurance	$444,061	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282	$1,766,86	$1,979,566
Add reinsurance recoverable	206,704	92,828	95,709	93,030	104,266	103,014	105,287	113,018	109,704	109,236	123,411
Deduct discount for time value of money	203,710	224,241	241,688	265,100	311,833	368,234	423,604	490,808	592,940	688,284	788,067

Unpaid claims and claim expenses as reported on balance sheets	447,055	506,776	534,856	572,690	645,948	746,479	857,662	963,974	1,061,046	1,187,814	1,314,910

Reestimated unpaid claims and claim expenses, gross of reinsurance, net of discount, as of December 31, 2010	930,283	1,044,259	1,097,095	1,112,523	1,145,882	1,168,607	1,169,705	1,177,766	1,187,702	1,251,140

Discounted cumulative deficiency, gross of reinsurance	(483,228)	(537,483)	(562,239)	(539,833)	(499,934)	(422,128)	(312,043)	(213,792)	(126,656)	(63,326)

Add accretion of discount and change in reinsurance recoverable	133,748	113,393	76,365	30,239	(4,692)	(13,428)	(25,087)	(40,658)	(15,754)	5,179

Cumulative deficiency, before discount, net of reinsurance	$(349,480)	$(424,090)	$(485,874)	$(509,594)	$(504,626)	$(435,556)	$(337,130)	$(254,450)	$(142,410)	$(58,147)

The excess workers’ compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $342.9 million less than those reported by the Company for statutory financial statement purposes at December 31, 2010. This difference is primarily due to the use of different discount factors as between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.
Competition
The financial services industry is highly competitive. The Company competes with numerous other insurance and financial services companies both in connection with sales of insurance and asset accumulation products and integrated disability and absence management services and in acquiring blocks of business and companies. Many of these organizations have substantially greater asset bases, higher ratings from ratings agencies, larger and more diversified portfolios of insurance products and larger sales operations. Competition in asset accumulation product markets is also encountered from banks, securities brokerage firms and other financial intermediaries marketing various savings products, such as mutual funds, traditional bank investments such as certificates of deposit and retirement funding alternatives.

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
From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the National Association of Insurance Commissioners (the “NAIC”) and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, federal legislation and administrative policies in a number of areas, such as employee benefits and health care regulation, age, sex and disability-based discrimination, securities and financial services regulation and federal taxation, can significantly affect the insurance business. The Company’s group limited benefit health insurance product has been, and will likely in the future be, affected by the recently adopted health care reform legislation. See “Group Employee Benefit Products”. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.
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
The Company’s insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer’s financial strength and, in most instances, may be offset against future state premium taxes. SNCC’s expenses for these types of assessments were not material in 2010, 2009 or 2008. None of the Company’s life insurance subsidiaries has ever incurred any significant costs of this nature.

Executive Officers of the Company
The table below presents certain information concerning each of the executive officers of the Company:

Name	Age	Position
Robert Rosenkranz	68	Director of the Company; Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of RSLIC

Donald A. Sherman	60	Director and President and Chief Operating Officer of the Company

Chad W. Coulter	48	Senior Vice President, General Counsel and Secretary of the Company; Senior Vice President, General Counsel and Assistant Secretary of RSLIC

Thomas W. Burghart	52	Senior Vice President and Treasurer of the Company and Senior Vice President and Treasurer of RSLIC

Lawrence E. Daurelle	59	President and Chief Executive Officer of RSLIC

Mark A. Wilhelm	58	Chief Executive Officer of SNCC
Mr. Rosenkranz has served as Chief Executive Officer of the Company since May 1987 and as Chairman of the Board of Directors of the Company since April 1989. He served as President of the Company from May 1987 to April 2006. He also serves as Chairman of the Board or as a Director of the Company’s principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company’s common stock as of February 11, 2011.
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
Mr. Coulter has served as Senior Vice President and General Counsel of the Company and as Senior Vice President, General Counsel and Assistant Secretary of RSLIC, FRSLIC and RSLIC-Texas since February 2007. He served as Vice President and General Counsel of the Company and as Vice President, General Counsel and Assistant Secretary of RSLIC, FRSLIC and RSLIC-Texas from January 1998 to February 2007, and has served as Secretary of the Company since May 2003. He also served for RSLIC in similar capacities from February 1994 to August 1997, and in various capacities from January 1991 to February 1994. From August 1997 to December 1997, Mr. Coulter was Vice President and General Counsel of National Life of Vermont.
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
Employees
The Company and its subsidiaries employed approximately 1,885 persons at December 31, 2010. The Company believes that it enjoys good relations with its employees.
Other Subsidiaries
The Company conducts certain of its investment management activities through its wholly-owned subsidiary, Delphi Capital Management, Inc. (“DCM”), and makes certain investments through other wholly-owned non-insurance subsidiaries.
Other Transactions
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures were issued in denominations of $25 and multiples of $25 and are listed on the New York Stock Exchange under the symbol DFP. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined in the indenture governing the 2007 Junior Debentures. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred interest at the same rate as on the 2007 Junior Debentures and the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time, subject to compliance with a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness, which is currently the 7.875% 2020 Senior Notes due 2020. Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before May 15, 2033, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined. In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used primarily to repay the then outstanding borrowings under the Company’s bank credit facility and for other general corporate purposes. See Note H to the Consolidated Financial Statements.
On August 15, 2008, Delphi Financial Statutory Trust I (the “Trust”) redeemed the $20.0 million liquidation amount of Floating Rate Capital Securities (the “2003 Capital Securities”) in their entirety concurrently with the redemption by the Company of the underlying $20.6 million principal amount of floating rate junior subordinated deferrable interest debentures, due 2033 (the “2003 Junior Debentures”) held by the Trust. The redemption price was $1,000.00 per 2003 Capital Security plus accrued dividends. As a result, the $20.6 million principal amount of the 2003 Junior Debentures ceased to be outstanding and interest on the 2003 Junior Debentures ceased to accrue. The Company recognized a pre-tax loss of $0.6 million in the third quarter of 2008 as a result of the redemption. The Company utilized bank credit facility borrowings and cash on hand to fund such redemption. The weighted average interest rate on the 2003 Junior Debentures was 7.36% for the year ended December 31, 2008.
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
On January 20, 2010, the Company issued $250.0 million in aggregate principal amount of 7.875% senior notes with a maturity date of January 31, 2020 (the “2020 Senior Notes”) pursuant to an effective registration statement. The interest on the 2020 Senior Notes is paid semi-annually in arrears on January 31 and July 31. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding bank credit facility borrowings and for general corporate purposes.
During the second quarter of 2010, the Company repurchased $5.0 million principal amount of the 2033 Senior Notes. During the third quarter of 2010, the Company effected two partial redemptions of the 2033 Senior Notes totaling $70.0 million in aggregate principal amount, $20.0 million in aggregate principal amount on July 14, 2010 and $50.0 million in aggregate principal amount on September 21, 2010. During the fourth quarter of 2010, the Company repurchased the remaining $68.8 million principal amount of the 2033 Senior Notes. The Company recognized a loss of $5.0 million, net of an income tax benefit of $2.7 million, during 2010 from the early retirement of the 2033 Senior Notes pursuant to these transactions. In addition, the redemption resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant into which the Company entered in connection with the issuance of its Junior Subordinated Debentures. Accordingly, the 2020 Senior Notes became the covered debt under such covenant. The Company utilized bank credit facility borrowings and cash on hand to fund these redemptions and repurchases.
On December 22, 2010, the Company entered into a Credit Agreement with Bank of America, N.A., as administrative agent, and a group of lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015, with no principal payments required prior to such date. Concurrently with consummating the Credit Agreement, the Company terminated the existing $350 million Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Prior Credit Agreement”). The Company had outstanding borrowings of $125.0 million under the Credit Agreement at December 31, 2010, and $222.0 million and $207.0 million at December 31, 2009 and 2008, respectively, under the Prior Credit Agreement. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. Certain commitment fees are also payable under the Credit Agreement. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. The weighted average interest rate on the outstanding borrowings under the Company’s bank credit agreements was 1.1%, 1.0% and 3.4% for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement.
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
     The recent financial crisis has resulted in volatile conditions in the capital markets.
Markets in the United States and elsewhere have been experiencing a high degree of volatility and disruption, due in part to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally. These conditions have also resulted in significant volatility in global stock prices, including the Company’s stock price, and reduced access to the capital markets for certain issuers. As a result, the market for virtually all fixed income instruments other than U.S. government-backed securities has experienced significant price volatility and many of such instruments have experienced credit downgrade events and increased probability of credit loss. Further discussions of the impact of these conditions on the Company’s investment portfolio in recent years and of certain of the potential future impacts of these conditions, are contained in the following risk factors and elsewhere in this report.
The U.S. federal government has taken, and may continue to take, initiatives intended to alleviate the crisis. However, such initiatives may have unintended consequences, including material effects on interest rates and inflation, which could materially adversely affect the Company’s results of operations, liquidity and financial condition.
     The recent recession in the United States economy has adversely affected the Company’s ability to achieve premium growth, as well as its claims experience, and may continue to do so.
The United States and global economies recently experienced a particularly severe recession and the effects of such recession upon the labor market are continuing. The Company’s insurance products are marketed substantially entirely in the United States. Because the customer base for the Company’s group employee benefit products consists primarily of employers and employer associations and the premiums for these products are a function of, among other things, employee headcount and wage levels for covered employees, the Company’s ability to achieve growth in the premiums for these products has been, and is likely to continue to be, adversely affected by the downward pressure on employment and wage levels in the recent recession. In addition, economic conditions of this type can give rise to a higher incidence of claims on the Company’s insurance products; in particular, its disability products. During the fourth quarter of 2010, the Company experienced a higher incidence of long-term disability claims, which the Company believes is related to these economic conditions. If this claims experience continues or worsens in the future, the Company’s results of operations, in addition to its liquidity and financial condition, may be materially adversely affected.
     Reserves established for future policy benefits and claims may prove inadequate.
The Company’s reserves for future policy benefits and unpaid claims and claim expenses are estimates that entail many assumptions and judgments. See “Critical Accounting Policies and Estimates — Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the most significant assumptions used in the estimation process. These estimates are subject to future revision, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus such liability cannot be evaluated with certainty. Moreover, under the Company’s actuarial methodologies, these estimates are subject to change based on developing trends with respect to the Company’s loss experience. Such trends may emerge over long periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company’s actual claims experience is less favorable than the Company’s estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.
     The Company may be adversely affected by declines in the market values of its investments.
The market values of the Company’s investments vary depending on economic and market conditions, such as credit spreads and interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest yields available on U.S. government-backed securities and other types of fixed maturity securities, such as corporate and municipal fixed maturity securities and non-agency mortgage-backed securities, will typically have an adverse impact on the market values of a substantial portion of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called, mature or are otherwise repaid, in whole or in part, including, in the case of mortgage-backed securities, through prepayments, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company may also in the future be required to, or determine to, sell certain investments, whether to meet contractual obligations to its policyholders or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company. In addition, the Company is exposed to interest rate and market risks associated with the investments of its pension plans. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses in the income statement. See “Critical Accounting Policies and Estimates — Investments” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of management’s evaluation process in this regard. Declines that are considered to be temporary are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In 2009, the Company experienced a significantly increased level of losses from declines in security values that it determined to be other than temporary and although the level of losses of this type moderated in 2010, the Company may in the future experience additional losses of this type, and such losses may be significant. See “Introduction”, “Results of Operations — 2010 Compared to 2009” and “Liquidity and Capital Resources — Investments” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition, although the Company has reduced the level of its investments in investment funds organized as limited partnerships and limited liability companies, hybrid financial instruments whose return is based upon the return of similar types of limited partnerships and limited liability companies and trading account securities, the Company continues to maintain a substantial level of investments of this type. The total carrying value of such investments, at December 31, 2010, was $286.1 million. Investments in such limited partnerships and limited liability companies are reflected in the Company’s financial statements under the equity method, and such hybrid financial instruments and trading account securities are carried in the financial statements at fair value. In all of these cases, positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these investments were to experience losses in their values.
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
The Company is subject to the risk of, among other things, defaults on principal and interest payments under the corporate and municipal fixed maturity securities and mortgage loans in the Company’s investment portfolio. The recent recession in the United States and in the global economy or any of the various other factors that affect corporate, municipal and governmental issuers’ abilities to pay or, in the case of structured securities such as mortgage-backed securities, the performance and value of the underlying collateral, could result in defaults and, as a result, losses on such investments. Because the Company’s investments consist primarily of fixed maturity securities, mortgage loans and short-term investments, such defaults could materially adversely affect the Company’s results of operations, liquidity and financial condition. The Company continually monitors its investment portfolio and attempts to ensure that the risks associated with concentrations of investments in either a particular sector of the market or a single entity are limited; however, such efforts may not be successful.
The Company’s investment portfolio includes a program in which it participated in a diversified portfolio of private placement corporate loans, mortgage loans, interests in limited partnerships and limited liability companies and equity securities formerly managed on its behalf by an independent investment manager, D.B. Zwirn & Co., L.P. Due to certain alleged accounting irregularities relating to investment funds formerly managed by Zwirn and the resulting high levels of investor withdrawals from such funds, the investments of these funds and of the Company’s portfolio have been placed into liquidation. In connection with the assumption by Fortress Investment Group LLC of Zwirn’s investment management functions with respect to the investment funds formerly managed by Zwirn, the Company during the third quarter of 2009 terminated its investment management arrangements with Zwirn and entered into new investment management arrangements with Fortress relating to such portfolio. The total carrying value of such portfolio, at December 31, 2010, was $41.2 million. In light of the limited liquidity of the investments in this portfolio, which has been exacerbated by the market conditions discussed above, the period over which the Company will realize the proceeds of such liquidation is likely to extend over a period of years. The Company has experienced a significant level of losses with respect to this portfolio, and such losses may continue in the future and could materially adversely affect the Company’s results of operations.
     The Company is exposed to interest rate risks.
Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk through active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See “Liquidity and Capital Resources — Asset/Liability Management and Market Risk” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The profitability of group employee benefit products for which the reserves are discounted, in particular, the Company’s disability and excess workers’ compensation products, is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by seeking to adjust the prices charged for these products. There can be no assurance that the Company’s efforts to manage these risks will be successful.
     The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance.
The Company transfers its exposure to some risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under the Company’s reinsurance ceded arrangements, another insurer assumes a specified portion of the Company’s risks under certain of its insurance policies in exchange for a specified portion of the premiums received by the Company under such policies. At December 31, 2010 and 2009, the Company had reinsurance receivables of $360.3 million and $355.0 million, respectively. The availability, amount, cost and terms of reinsurance varies significantly based on market conditions. Any decrease in the amount of the Company’s reinsurance ceded will increase the Company’s risk of loss and premium income, and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company’s premium income. Furthermore, the Company is subject to credit risk with respect to reinsurance ceded. The Company’s reinsurance ceded arrangements generally consist of indemnity reinsurance transactions in which the Company is liable for the transferred risks whether or not the reinsurers meet their financial obligations to the Company. Any failures on the part of such reinsurers to meet such obligations could materially affect the Company’s results of operations, in addition to its liquidity and financial condition.
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
From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. Furthermore, federal legislation and administrative policies (and court interpretations thereof) in a number of areas, such as employee benefits and health care regulation, age, sex and disability-based discrimination, securities and financial services regulation and federal taxation, significantly affect the insurance business. For example, in light of the federal health care reform legislation adopted in 2010, it is uncertain whether the Company’s limited benefit health insurance product can be effectively marketed once certain requirements of such legislation become effective in 2014. See “Group Employee Benefit Products”. It is not possible to predict the future impact of changing regulation on the operations of the Company and those of its insurance subsidiaries.
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
Due to the Company’s election to adopt on a retrospective basis, effective January 1, 2011, guidance recently issued by the Financial Accounting Standards Board (“FASB”) limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract, the Company anticipates that in the first quarter of 2011 it will write off the portion of its cost of business acquired that does not satisfy the standards for being capitalized under such guidance. Based on its evaluation performed to date, the Company presently estimates that such write-off will reduce shareholders’ equity by an amount in the range of $55 million to $70 million, net of the related tax benefit. This estimate is preliminary in nature and the actual amount of such reduction may be above or below such range. See Note A to the Consolidated Financial Statements included in this Form 10-K under the caption “Recently Issued Accounting Standards”.
     The financial services industry is highly competitive.
The Company competes with numerous other insurance and financial services companies. Many of these organizations have substantially greater assets, higher ratings from rating agencies, larger and more diversified portfolios of insurance products and larger agency sales operations than the Company. Competition in asset accumulation product markets is also encountered from banks, securities brokerage firms and other financial intermediaries marketing various savings products, such as mutual funds, traditional bank investments and retirement funding alternatives.
     The Company may be adversely impacted by a decline in the ratings of its insurance subsidiaries or its own credit ratings.
Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2011 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2011 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the RBC ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In September 2010, Standard & Poor’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In December 2009, A.M. Best revised the outlook on its rating relating to SNCC to stable from negative and in December 2010, revised the outlook on its rating related to RSLIC and the Company to stable from negative. In June 2010, Moody’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In April 2009, Fitch Ratings downgraded its ratings relating to RSLIC and SNCC to A- (Good) from A (Good). In December 2010 Fitch Ratings affirmed these ratings and, in January 2011 revised the outlook on these ratings to stable from negative. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Credit Agreement. In January 2010, Fitch Ratings downgraded its rating relating to the 2007 Junior Debentures to BB from BB+, and Standard & Poor’s downgraded its ratings relating to the Company’s senior unsecured debt to BBB from BBB+ and the 2007 Junior Debentures to BB+ from BBB-. In April 2009, Fitch Ratings downgraded its ratings relating to the Company’s senior unsecured debt to BBB- from BBB and to the 2007 Junior Debentures to BB from BBB. The Company’s senior unsecured debt ratings as of February 2011 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB, respectively. The ratings for the 2007 Junior Debentures as of February 2011 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB, Ba1 and BB+, respectively. The ratings for RSLIC’s funding agreements as of February 2011 from A.M. Best, Moody’s and Standard & Poor’s were a, A3, and A, respectively.
     The Company may be required to recognize an impairment of goodwill.
Goodwill represents the excess of the amounts paid by the Company to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. At December 31, 2010, the Company had $93.9 million of assets representing goodwill. See Note A to the Consolidated Financial Statements. The Company tests these assets at least annually for impairment. If it is determined that goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on the Company’s results of operations and financial condition.
     If the Company is unable to maintain the availability of computer systems and safeguard the security of data, its ability to conduct business and reputation may be harmed.
The Company utilizes computer systems to store and retrieve customer and company data. Its computers, information technology and telecommunications programs interface with and rely upon third-party systems. The Company’s business is highly dependent on the ability to access these systems to perform necessary business functions. Systems failures or outages could compromise the ability to timely perform these functions, which could harm the ability to conduct business and damage the Company’s business relationships. Despite the implementation of security and back-up measures, the Company’s computer systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. In the event of a disaster such as a natural catastrophe, a blackout, a computer virus, a terrorist attack or war, computer systems may be inaccessible for an extended period of time. Any compromise of computer systems security that results in inappropriate disclosure of confidential information could damage the Company’s reputation and require the Company to incur significant technical, legal and other expenses.
     Changes in tax laws or regulations could increase corporate taxes and make the Company’s annuity products less attractive.
Changes in tax laws and other regulations promulgated thereunder, or interpretations thereof, could increase corporate taxes. These changes could affect the value of the Company’s deferred tax assets and deferred tax liabilities. Further, the value of the Company’s deferred tax assets could be impacted by changes in future earnings levels.
Current United States federal income tax laws generally permit an annuity holder to defer taxation on the accumulation of the value of an annuity contract until contract payments are actually made. Congress, from time to time, considers legislation that could make our products less attractive, including legislation that would reduce or eliminate the benefit of this deferral on some annuities, as well as other types of changes that could reduce or eliminate the attractiveness of annuities.
The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation that increases the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the accumulation of the value of annuities, making these products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on such products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

It is not possible to predict the impact on the Company or its subsidiaries of any tax legislation impacting corporate taxes or insurance products that may be enacted in the future.
     Robert Rosenkranz has the power to vote all of Delphi’s Class B Common Stock, and his interests may differ from those of other Delphi securityholders.
Each share of Delphi’s Class A Common Stock entitles the holder to one vote per share and each share of Delphi’s Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of February 11, 2011, Mr. Robert Rosenkranz, Delphi’s Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Mr. Rosenkranz also beneficially owned or had the power to vote 271,826 shares of Class A Common Stock on such date. Holders of a majority of the aggregate voting power of our Class A Common Stock and Class B Common Stock have the power to elect all of the members of our Board of Directors (other than a single director separately elected by the holders of Class A Common Stock) and to determine the outcome of fundamental corporate transactions, including mergers and acquisitions, consolidations and sales of all or substantially all of the Company’s assets. Mr. Rosenkranz is party to an agreement with Delphi not to vote or cause to be voted certain shares of Class A or Class B Common Stock, as applicable, if and to the extent that such shares would cause him and Rosenkranz & Company, L.P., collectively, to have more than 49.9% of the combined voting power of Delphi’s stockholders. The Company is a party to consulting and other arrangements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms. As such, his interests may differ from those of other security holders of Delphi.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in July 2016. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 1832 Schuetz Road, St. Louis, Missouri, which consists of approximately 140,000 square feet. SNCC also owns land located at 1832 Schuetz Road, St. Louis, Missouri. DCM and FRSLIC lease office space at 590 Madison Avenue, New York, New York on the 29th and 30th floors under an operating lease expiring in November 2016. Matrix leases its principal office at 181 Metro Drive, Suite 300, San Jose, CA 95110 under an operating lease expiring in May 2016. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business. The Company believes that its properties and facilitates are suitable and adequate for current operations.
Item 3. Legal Proceedings
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. The parties have entered into an agreement to settle this litigation, which is subject to the approval of the court, and have filed a motion with the court seeking such approval. It is not anticipated that this settlement, if approved and effectuated, will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
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
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The closing price of the Company’s Class A Common Stock was $29.82 on February 11, 2011. There were approximately 2,600 holders of record of the Company’s Class A Common Stock as of February 11, 2011.
The Company’s Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low closing sales prices for the Company’s Class A Common Stock and the cash dividends paid per share for the Company’s Class A and Class B Common Stock.

		High	Low	Dividends
2010:	First Quarter	$25.16	$19.21	$0.10
	Second Quarter	28.44	23.96	0.10
	Third Quarter	26.04	22.08	0.11
	Fourth Quarter	29.53	24.67	0.11

2009:	First Quarter	$18.75	$9.05	$0.10
	Second Quarter	22.14	13.84	0.10
	Third Quarter	24.91	17.46	0.10
	Fourth Quarter	24.40	21.15	0.10
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s Class A Common Stock and Class B Common Stock. Since then the Company has paid dividends in each quarter. During the second quarter of 2008, the Company’s Board of Directors further increased the cash dividend by 11% to $0.10 per share, which continued at such level during 2009 and in the first half of 2010. The Company’s Board of Directors further increased the cash dividend by 10% to $0.11 per share during the third quarter of 2010. In the first quarter of 2011, the cash dividend declared by the Company’s Board of Directors was $0.11 per share, and will be paid on the Company’s Class A Common Stock and Class B Common Stock on March 9, 2011. The continuing declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company’s consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. Cash dividend payments are permitted under the respective terms of the Credit Agreement, the 2007 Junior Debentures and the 2020 Senior Notes.
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

Performance Graph
In order to assist stockholders in analyzing the historical performance of the Company’s Class A Common Stock, a graph comparing the total return on the Company’s Class A Common Stock to the total return on the common stocks of the companies included in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the companies included in the Standard & Poor’s 500 Insurance Index (“S&P Insurance Index”) has been provided. The S&P 500 Insurance Index includes companies in the life/health, multi-line and property-casualty insurance businesses, and insurance brokers. The graph reflects a $100 investment in the Company’s Class A Common Stock and the indices reflected therein as of December 31, 2005, and reflects the value of that investment, assuming the reinvestment of all dividends, on various dates through December 31, 2010. The historical information set forth below is not indicative of future performance.

	2005	2006	2007	2008	2009	2010
Delphi	100	133	117	62	77	101

S&P 500 Index	100	116	122	77	97	112

S&P Insurance Index	100	111	104	43	50	57

Item 6. Selected Financial Data
The selected financial data below should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars and shares in thousands, except per share data)
Income Statement Data (1):
Insurance premiums and fee income:
Core group employee benefit products	$1,358,798	$1,346,203	$1,332,376	$1,245,548	$1,093,992
Non-core group employee benefit products (2)	9,709	8,464	10,647	22,044	30,134
Asset accumulation products	2,004	1,641	1,918	2,666	3,438
Other	49,051	44,733	39,949	33,903	29,014

	1,419,562	1,401,041	1,384,890	1,304,161	1,156,578
Net investment income (3)	351,227	318,187	134,850	270,547	255,871
Net realized investment losses (4)	(25,875)	(147,543)	(88,177)	(1,897)	(858)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures(5)	(7,666)	—	(598)	(2,192)	—

Total revenue	1,737,248	1,571,685	1,430,965	1,570,619	1,411,591

Income from continuing operations attributable to shareholders (6)	173,147	99,104	36,683	164,512	145,003

Net income attributable to shareholders (6)	173,147	99,104	36,683	164,512	142,068

Basic Results Per Share (1) (6):
Income from continuing operations attributable to shareholders	$3.13	$1.92	$0.76	$3.27	$2.92
Net income attributable to shareholders	3.13	1.92	0.76	3.27	2.86
Weighted average shares outstanding	55,327	51,532	48,278	50,269	49,631

Diluted Results Per Share (1) (6):
Income from continuing operations attributable to shareholders	$3.11	$1.91	$0.75	$3.19	$2.85
Net income attributable to shareholders	3.11	1.91	0.75	3.19	2.79
Weighted average shares outstanding	55,750	51,811	48,963	51,579	50,939

Other Data:
Operating earnings (7)	$194,949	$195,007	$94,387	$167,170	$145,561
Operating earnings per share (7)	3.50	3.76	1.93	3.24	2.86
Cash dividends paid per share (8)	0.42	0.40	0.39	0.35	0.31
Diluted book value per share (9)	28.16	24.42	17.05	23.28	23.70

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance Sheet Data:

Total investments	$6,549,983	$5,749,318	$4,654,923	$4,987,868	$4,483,380
Total assets	7,760,376	6,921,375	5,953,873	6,094,810	5,670,475
Corporate debt	375,000	365,750	350,750	217,750	263,750
Junior subordinated debentures (10)	175,000	175,000	175,000	175,000	—
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries (11)	—	—	—	20,619	59,762
Shareholders’ equity (12)	1,594,733	1,359,019	820,579	1,141,390	1,174,808
Corporate debt to total capitalization ratio (13)	17.5%	19.3%	26.1%	14.0%	17.6%

(1)	During the fourth quarter of 2005, the Company decided to exit its non-core property catastrophe reinsurance business, due to the volatility associated with such business and other strategic considerations, and has not thereafter entered into or renewed any assumed property reinsurance contracts. A substantial majority of these reinsurance contracts expired on or before December 31, 2005 and all of the remaining contracts expired prior to the end of the third quarter of 2006. The Company has classified the operating results of this business as discontinued operations. See “Other Transactions” in Part I, Item 1 — Business.
Net income attributable to shareholders includes loss from discontinued operations, net of federal income tax benefit, as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Loss from discontinued operations, net of taxes	$—	$—	$—	$—	$(2,935)
Basic per share amount	—	—	—	—	(0.06)
Diluted per share amount	—	—	—	—	(0.06)

(2)	Non-core group employee benefit products include LPTs, primary workers’ compensation insurance, bail bond insurance and reinsurance facilities, among others. Beginning in 2009, the payments received by the Company in connection with LPTs, which are episodic in nature, are recorded as liabilities rather than as premiums. In prior years, premiums from non-core group employee benefit products included deposits from LPTs, of $3.3 million, $14.7 million and $20.9 million in 2008, 2007 and 2006, respectively. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1- Business.

(3)	Extraordinary volatility in the investment markets resulted in a significant decrease in net investment income in 2008. See “Introduction” in Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	In 2010 and 2009, the Company recognized $77.4 million and $180.2 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $61.1 million and $144.7 million were recognized as credit-related realized investment losses in its earnings and $16.3 million and $35.5 million remained as a component of accumulated other comprehensive income, respectively. In 2008, 2007 and 2006, the Company recognized in its earnings pre-tax losses of $78.6 million, $4.1 million and $4.2 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.

(5)	In the first quarter of 2007, the Company redeemed $36.0 million of junior subordinated deferrable interest debentures, resulting in a pre-tax loss of $2.2 million. During the third quarter of 2008, the Company redeemed $20.6 million of floating rate junior subordinated deferrable interest debentures, resulting in a pre-tax loss of $0.6 million. In 2010, the Company redeemed or repurchased $143.8 million outstanding principal amount of the 2033 Senior Notes, resulting in a pre-tax loss of $7.7 million.

(6)	Income from continuing operations and net income attributable to shareholders include net realized investment losses, net of a federal income tax benefit and the loss on early retirement of the 2033 Senior Notes and junior subordinated deferrable interest debentures, net of a federal income tax benefit, as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Net realized investment losses, net of taxes	$(16,819)	$(95,903)	$(57,315)	$(1,233)	$(558)

Basic per share amount	(0.30)	(1.86)	(1.19)	(0.03)	(0.01)
Diluted per share amount	(0.30)	(1.85)	(1.17)	(0.02)	(0.01)

Loss on early retirement of senior notes and junior subordinated deferrable interest debentures, net of taxes	$(4,983)	$—	$(389)	$(1,425)	$—
Basic per share amount	(0.09)	—	(0.01)	(0.03)	—
Diluted per share amount	(0.09)	—	(0.01)	(0.03)	—

(7)	Operating earnings, which is a non-GAAP financial measure, consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures prior to maturity. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without their effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains and losses of the excluded items, particularly as to investments, can occur frequently and should not be considered as non-recurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts attributable to shareholders for the indicated periods, see the table captioned “Non-GAAP Financial Measures — Reconciliation to GAAP” which follows. All per share amounts are on a diluted basis.

Non-GAAP Financial Measures — Reconciliation to GAAP

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Operating earnings	$194,949	$195,007	$94,387	$167,170	$145,561
Net realized investment losses, net of taxes(A)	(16,819)	(95,903)	(57,315)	(1,233)	(558)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures, net of taxes(B)	(4,983)	—	(389)	(1,425)	—

Income from continuing operations	173,147	99,104	36,683	164,512	145,003
Discontinued operations, net of taxes	—	—	—	—	(2,935)

Net income attributable to shareholders	$173,147	$99,104	$36,683	$164,512	$142,068

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Diluted results per share of common stock

Operating earnings	$3.50	$3.76	$1.93	$3.24	$2.86
Net realized investment losses, net of taxes(A)	(0.30)	(1.85)	(1.17)	(0.02)	(0.01)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures, net of taxes(B)	(0.09)	—	(0.01)	(0.03)	—

Income from continuing operations	3.11	1.91	0.75	3.19	2.85
Discontinued operations, net of taxes	—	—	—	—	(0.06)

Net income attributable to shareholders	$3.11	$1.91	$0.75	$3.19	$2.79

(A)	Net of an income tax benefit of $9.1 million, $51.6 million, $30.9 million, $0.7 million and $0.3 million, or $0.16 per diluted share, $1.00 per diluted share, $0.63 per diluted share, $0.01 per diluted share and $0.01 per diluted share for 2010, 2009, 2008, 2007 and 2006, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(B)	Net of an income tax benefit of $2.7 million, $0.2 million and $0.8 million, or $0.05 per diluted share, $0.00 per diluted share and $0.01 per diluted share for 2010, 2008 and 2007, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(8)	In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payable on the Company’s outstanding Class A and Class B Common Stock and has since increased the dividend rate from time to time. In the first quarter of 2006, the Company’s Board of Directors increased the cash dividend to $0.07 per share and increased it to $0.08 per share in the second quarter of 2006. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend to $0.09 per share. During the second quarter of 2008, the Company’s Board of Directors further increased the cash dividend to $0.10 per share and subsequently increased it to $0.11 per share in the third quarter of 2010. During 2010, 2009, 2008, 2007 and 2006, the Company paid cash dividends on its outstanding capital stock in the amount of $23.2 million, $20.2 million, $18.4 million, $17.2 million and $15.0 million, respectively. See Note I to the Consolidated Financial Statements.

(9)	Diluted book value per share is calculated by dividing shareholders’ equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares.

(10)	In May 2007, the Company issued $175.0 million of 2007 Junior Debentures. See “Other Transactions” in Part I, Item 1 — Business and Note H to the Consolidated Financial Statements.

(11)	In March 2007, the Company redeemed the remaining $37.1 million in principal amount of its 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the “Junior Debentures”), resulting in the concurrent redemption by Delphi Funding, L.L.C. (“Delphi Funding”) of the remaining $36.0 million in liquidation amount of its 9.31% Capital Securities, Series A (the “Capital Securities”). The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the Junior Debentures ceased to be outstanding and interest on the Junior Debentures ceased to accrue.

(12)	Due to the adoption of new FASB guidance relating to the accounting for deferred policy acquisition costs in connection with internal replacements, the Company made a reduction to its retained earnings at January 1, 2007 in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet.

(13)	The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company’s long-term corporate debt, junior subordinated debentures, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders’ equity.

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
In recent years, the Company benefited from the stable market conditions which prevailed for its excess workers’ compensation products as to pricing and other contract terms. However, because pricing in the primary workers’ compensation market is increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools, sectors whose payroll levels generally have been less adversely affected by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products and achieved significantly improved levels of new business production for these products in 2009 and 2010. In addition, based on the growth and development of the Company’s assumed workers’ compensation and casualty reinsurance product, the Company has included this product in its core products beginning with the third quarter of 2009.
For its other group employee benefit products, the Company is continuing to experience challenging market conditions from a competitive standpoint, particularly as to pricing. These conditions, in addition to the continuing effects of the recent recession on employment and wage levels are adversely impacting the Company’s ability to achieve levels of new business production and growth in premiums for these products commensurate with those achieved prior to the recession. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. In response to the recently adopted federal health care reform legislation, the Company is generally issuing its new and renewal limited benefit health policies under a fixed indemnity benefit structure that is exempt from certain requirements of the legislation that became effective in September 2010. However, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, during the first quarter of 2006, the Company issued $100 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes and will repay the remaining funding agreements in March 2011, which will also result in a corresponding repayment of the funding agreement-backed notes. From time to time, the Company acquires blocks of existing SPDA and FPA policies from other insurers through indemnity assumed reinsurance transactions. The Company believes that its funding agreement program and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
As noted above and elsewhere in this report, the management of the Company’s investment portfolio is an important component of its profitability. Beginning in the second half of 2007, due primarily to the extraordinary stresses affecting the banking system, the housing market and the financial markets generally, particularly the structured mortgage securities market, the financial markets have been the subject of extraordinary volatility. See Part I, Item 1A — Risk Factors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions resulted in a significant decrease in the Company’s level of net investment income for 2008, due primarily to the adverse performance of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments. In an effort to reduce fluctuations of this type in its net investment income, the Company repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the aforementioned market conditions, the Company has been maintaining a significantly larger proportion of its portfolio in short-term investments, which totaled $334.2 million and $406.8 million at December 31, 2010 and 2009, respectively. The Company has recently engaged in efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, especially since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, has made it particularly challenging to make new investments on terms which the Company deems attractive, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2009 and 2010, during which more favorable market conditions prevailed. However, market conditions may continue to be volatile and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. During 2008 and 2009, the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary increased significantly. Investment losses of this type moderated in 2010 and the Company had net realized investment gains in the second half of 2010. However, in light of the continuing effects of the market conditions discussed above, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.
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

Results of Operations
2010 Compared to 2009
Summary of Results. Net income attributable to shareholders was $173.1 million, or $3.11 per diluted share, in 2010 as compared to $99.1 million, or $1.91 per diluted share, in 2009. Net income in 2010 and 2009 included net realized investment losses, net of the related income tax benefit, of $16.8 million, or $0.30 per diluted share, and $95.9 million, or $1.85 per diluted share, respectively. Net income in 2010 compared to 2009 benefited from a significant increase in net investment income, a decreased level of realized investment losses and growth in income from the Company’s core group employee benefit products, and was adversely impacted by a significant increase in interest expense and, on a per share basis, the Company’s two Class A Common Stock offerings completed during 2009. Net income in 2010 was also adversely impacted by a loss on the early retirement of the 2033 Senior Notes. Net investment income in 2010, which increased 10% from 2009, reflects an 18% increase in average invested assets. Net realized investment losses in 2010 and 2009 included losses, net of the related income tax benefit, of $39.7 million, or $0.71 per diluted share, and $94.1 million, or $1.82 per diluted share, respectively, due to the other than temporary declines in the market values of various fixed maturity and other securities.
The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures prior to maturity. Discontinued operations results from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts for the indicated periods, see the table on page 31 captioned “Non-GAAP Financial Measures — Reconciliation to GAAP” which can be found in Part II, Item 6 — Selected Financial Data.
Operating earnings for the Company were $194.9 million, or $3.50 per diluted share, in 2010 as compared to $195.0 million, or $3.76 per diluted share, in 2009.
Premium and Fee Income. Premium and fee income was $1,419.6 million and $1,401.0 million in 2010 and 2009, respectively. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and assumed workers’ compensation and casualty reinsurance, increased to $1,358.8 million in 2010 from $1,346.2 million in 2009. Premiums from excess workers’ compensation insurance for self-insured employers were $289.5 million in 2010 as compared to $277.5 million in 2009, an increase of 4%. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 5% to $47.4 million in 2010 from $45.3 million in 2009. Premiums from assumed workers’ compensation and casualty reinsurance increased 51% to $51.5 million in 2010 from $34.2 million in 2009. Assumed workers’ compensation and casualty reinsurance production was $14.6 million and $17.2 million in 2010 and 2009, respectively. The retention of existing excess workers’ compensation customers in 2010 remained strong. SNCC’s rates increased modestly in its January 2011 renewals and SIRs on average are up modestly in 2011 for new and renewal policies. Excess workers’ compensation new business production for the January 2011 renewal season was $13.2 million as compared to $10.6 million for the January 2010 season.

Premiums from the Company’s other core group employee benefit products were $1,017.7 million and $1,034.6 million in 2010 and 2009, respectively. During 2010 and 2009, premiums from the Company’s group life products were $388.2 million and $393.2 million, respectively, and premiums from the Company’s group disability products were $542.4 million and $560.4 million, respectively. Premiums from the Company’s turnkey disability business were $49.5 million and $54.0 million in 2010 and 2009, respectively. New business production for the Company’s other core group employee benefit products increased 4% to $238.9 million in 2010 from $230.4 million in 2009. The level of production achieved from these other core group employee products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain existing group disability and group life insurance customers. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $16.0 million in 2010 as compared to $40.0 million in 2009.
Deposits from the Company’s asset accumulation products, consisting of annuity sales, increased 52% to $377.4 million in 2010 from $248.6 million in 2009. The increase in deposits is attributable to, among other things, particularly advantageous conditions for the Company in the fixed annuity marketplace during the second half of 2010 due to various competitors having either terminated their marketing of comparable fixed annuity products or experienced ratings downgrades. Deposits from the Company’s asset accumulation products are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products.
Net Investment Income. Net investment income in 2010 was $351.2 million as compared to $318.2 million in 2009, an increase of 10%. This increase reflects an 18% increase in average invested assets to $5,966.1 million in 2010 from $5,053.3 million in 2009, as well as a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Introduction”. Both years benefited from strong performance on the part of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and trading account securities. The tax equivalent weighted average annual yield on invested assets was 6.3% and 6.7% in 2010 and 2009, respectively.
Net Realized Investment Losses. Net realized investment losses were $25.9 million in 2010 as compared to $147.5 million in 2009. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $77.4 million and $180.2 million of losses in 2010 and 2009, respectively, due to the other than temporary declines in the fair values of certain fixed maturity and other investments, of which $61.1 million and $144.7 million was recognized as credit-related realized investment losses and $16.3 million and $35.5 million remained as a component of accumulated other comprehensive income. See “Introduction”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2010 and 2009, the Company recognized $35.2 million and $(2.8) million, respectively, of net gains (losses) on the sales of securities.
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

Loss on early retirement of 2033 Senior Notes. During 2010, the Company recognized a loss of $5.0 million, net of an income tax benefit of $2.7 million on the early retirement of $143.8 million in aggregate principal amount of the 2033 Senior Notes.
Benefits and Expenses. Policyholder benefits and expenses were $1,468.0 million in 2010 as compared to $1,424.6 million in 2009. This increase reflects the increase in premiums from the Company’s group employee benefit products discussed above, as well as additions to reserves for prior years’ claims and claim expenses of $3.3 million in 2010. There can be no assurance as to whether future periods will include further additions to reserves in respect of prior periods or the amount thereof, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefits products was 94.8% and 93.3% in 2010 and 2009, respectively. The increase in the combined ratio in 2010 reflects an increased incidence of long-term disability claims at RSLIC, a higher level of commissions at RSLIC resulting from changes in its product mix and increased expenses associated with new product development at SNCC. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 3.8% and 4.3% in 2010 and 2009, respectively.
Interest Expense. Interest expense was $43.1 million in 2010 as compared to $28.5 million in 2009, an increase of $14.6 million. This increase primarily reflects interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, partially offset by a decrease in the weighted average borrowings under the Prior Credit Agreement and a decrease in interest expense associated with the 2033 Senior Notes as a result of their early retirement during 2010.
Income Tax Expense. Income tax expense was $51.8 million in 2010 as compared to $19.3 million in 2009, primarily due to the decrease in the income tax benefit resulting from realized investment losses. The Company’s effective tax rate was 22.9% in 2010 compared to 16.2% in 2009.
2009 Compared to 2008
Summary of Results. Net income attributable to shareholders was $99.1 million, or $1.91 per diluted share, in 2009 as compared to $36.7 million, or $0.75 per diluted share, in 2008. Net income in 2009 and 2008 included net realized investment losses, net of the related income tax benefit, of $95.9 million, or $1.85 per diluted share, and $57.3 million, or $1.17 per diluted share, respectively. Net income in 2009 benefited from a significant increase in net investment income, including increased investment spreads on the Company’s asset accumulation products, and growth in income from the Company’s core group employee benefit products, and was adversely impacted by an increased level of realized investment losses due to the continuing effects of the adverse market conditions discussed above. See “Introduction”. Net investment income in 2009 reflects an increase in the tax equivalent weighted average annual yield on invested assets to 6.7% from 3.2% in 2008. Realized investment losses in 2009 and 2008 included losses, net of the related income tax benefit, of $94.1 million, or $1.82 per diluted share, and $51.1 million, or $1.04 per diluted share, respectively, due to the other than temporary declines in the market values of various fixed maturity and other securities.
The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures prior to maturity. Discontinued operations results from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts for the indicated periods, see the table on page 31 captioned “Non-GAAP Financial Measures — Reconciliation to GAAP” which can be found in Part II, Item 6 — Selected Financial Data.
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
Premiums from the Company’s other core group employee benefit products were $1,034.6 million and $1,045.8 million in 2009 and 2008, respectively. During 2009 and 2008, premiums from the Company’s group life products were $393.2 million and $402.9 million, respectively, and premiums from the Company’s group disability products were $560.4 million and $572.6 million, respectively. Premiums from the Company’s turnkey disability business increased 7% to $54.0 million in 2009 from $50.3 million in 2008. New business production for the Company’s other core group employee benefit products decreased to $230.4 million in 2009 from $275.8 million in 2008. Beginning in the third quarter of 2009, production from the Company’s turnkey disability product is included in core group employee benefit product production. Accordingly, to assist in comparability with prior periods, production from turnkey disability product has also been included in core production for prior periods. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $40.0 million in 2009 as compared to $3.3 million in 2008.
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
Net Realized Investment Losses. Net realized investment losses were $147.5 million in 2009 as compared to $88.2 million in 2008. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity securities, if management judges the decline to be other than temporary, the portion of the decline related to credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. Due to the continuing effects of the adverse market conditions for financial assets described above, the Company recognized $180.2 million of losses in 2009 due to the other than temporary declines in the market values of certain fixed maturity and other investments, of which $144.7 million was recognized as credit-related realized investment losses and $35.5 million remained as a component of accumulated other comprehensive income. The Company recognized $78.6 million of realized losses due to other than temporary impairments in 2008. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2009 and 2008, the Company recognized $2.8 million and $9.6 million, respectively, of net losses on the sales of securities.
Benefits and Expenses. Policyholder benefits and expenses were $1,424.6 million in 2009 as compared to $1,364.5 million in 2008. This increase reflects the increase in premiums from the Company’s group employee benefit products discussed above and does not reflect significant additions to reserves for prior years’ claims and claim expenses. The combined ratio (loss ratio plus expense ratio) for group employee benefits products was 93.3% and 92.2% in 2009 and 2008, respectively. The increase in the combined ratio in 2009 resulted primarily from increased spending on new product development at SNCC. Amortization of cost of business acquired was accelerated by $1.8 million during 2009, primarily due to the increase in the Company’s tax equivalent weighted average annual yield on invested assets. See “Critical Accounting Policies and Estimates — Deferred Acquisition Costs”. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 4.3% in both 2009 and 2008.
Interest Expense. Interest expense was $28.5 million in 2009 as compared to $31.6 million in 2008, a decrease of $3.1 million. This decrease primarily resulted from a decrease in the interest rate on the weighted average borrowings under the Prior Credit Agreement and from the redemption of the 2003 Junior Debentures in the third quarter of 2008.
Income Tax Expense (Benefit). Income tax expense (benefit) was $19.3 million in 2009 as compared to $(4.2) million in 2008 primarily due to the higher level of the Company’s operating income. The Company’s effective tax rate increased to 16.2% in 2009 from (12.2%) in 2008.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under its bank credit facility and interest payments on the 2020 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. During the first quarter of 2010, the Company issued the 2020 Senior Notes, which will mature in January 2020 and pay interest semi-annually in arrears on January 31 and July 31, which commenced on July 31, 2010. The Company used the proceeds from the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Prior Credit Agreement during January 2010 and for general corporate purposes. The 2007 Junior Debentures and 2020 Senior Notes are not subject to any sinking fund requirements. The 2020 Senior Notes and 2007 Junior Debentures contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H, respectively, to the Consolidated Financial Statements included in this Form 10-K.
In December 2010, the Company entered into a Credit Agreement with Bank of America, N.A. as administrative agent and a group of banking institutions (the “Credit Agreement”), which provides for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. Concurrently with the consummation of the Credit Agreement, the Company terminated the Prior Credit Agreement, which was scheduled to expire in October 2011. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies based upon the specified ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of December 31, 2010, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. At December 31, 2010, the Company had $125.0 million of outstanding borrowings and $175.0 million of borrowings remaining available under the Credit Agreement.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $107.4 million of financial resources available at the holding company level at December 31, 2010, primarily comprised of short-term investments and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Credit Agreement. During 2011, the Company anticipates that its insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $99.8 million, in addition to the dividend payments of $52.0 million made in January 2011. See “Regulation” in Part I, Item 1 — Business. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity and the remaining funding agreements will be repaid in their entirety in March 2011. At December 31, 2010 and 2009, the Company’s reserves related to the funding agreements were $66.1 million.
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
On February 9, 2011, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company’s Class A Common Stock and Class B Common Stock, which will be paid on March 9, 2011.
The following table summarizes the Company’s significant contractual obligations at December 31, 2010 and the future periods in which such obligations are expected to be settled in cash. The 2020 Senior Notes and 2007 Junior Debentures are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the Consolidated Financial Statements, as referenced in the table:
Contractual Obligations

	Payments Due by Period
		Less than	1 -3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Other long-term liabilities(1)
Life	$1,610,636	$348,124	$335,935	$223,655	$702,922
Casualty	2,102,976	138,776	238,029	197,663	1,528,508
Annuity	2,276,783	273,052	476,226	445,051	1,082,454
Corporate debt (Note E)	375,000	—	7,812	117,188	250,000
Interest on corporate debt (Note E)(2)	204,325	23,568	46,989	45,174	88,594
Advances from Federal Home Loan Bank (Note F)	55,000	—	—	—	55,000
Interest on advances from Federal
Home Loan Bank (Note F)	39,084	4,106	8,211	8,211	18,556
Junior subordinated debentures (Note H)	175,000	—	—	—	175,000
Interest on junior subordinated debentures (Note H)(3)	341,990	12,908	25,816	25,816	277,450
Operating lease obligations (Note K)	68,607	15,166	27,140	21,728	4,573

Total contractual obligations	$7,249,401	$815,700	$1,166,158	$1,084,486	$4,183,057

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

(2)	Primarily includes interest on the 2020 Senior Notes.

(3)	Interest on the 2007 Junior Debentures is fixed at 7.376% until May 15, 2017.
Sources of liquidity available to the Company on a parent company-only basis, including dividends from its subsidiaries, borrowings available under the Credit Agreement and financial resources available at the holding company level are expected to exceed the Company’s current and long-term cash requirements. The Company from time to time engages in discussions with respect to acquiring blocks of business and insurance and financial services companies, any of which could, if consummated, be material to the Company’s operations.
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
Cash Flows. Operating activities increased cash by $362.8 million, $460.5 million and $396.3 million in 2010, 2009 and 2008, respectively. Net investing activities used $623.7 million of cash during 2010 primarily for the purchase of securities. Financing activities provided $268.3 million of cash during 2010, principally from deposits to policyholder accounts, proceeds from the issuance of 2020 Senior Notes and an increase in the Company’s bank credit facility borrowings, partially offset by the repayment in full of the $272.0 million of outstanding borrowings under the Prior Credit Agreement at its termination in December 2010. During 2009 financing activities provided $227.0 million of cash, principally from deposits to policyholder accounts and proceeds from the issuance of 6.5 million shares of its Class A Common Stock in two separate public offerings, partially offset by the repayment of $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $6,550.0 million at December 31, 2010, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $286.1 million at December 31, 2010.
During 2010, the fair value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $124.6 million from year-end 2009, before the related decrease in the cost of business acquired of $25.0 million and a decrease in the income tax provision of $34.9 million. At December 31, 2010, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $244.7 million (of which $198.8 million was attributable to investment grade securities) and $178.2 million (of which $104.7 million was attributable to investment grade securities), respectively. In addition, the Company recognized pre-tax net investment losses of $25.9 million in 2010. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations, based upon the highest of the ratings assigned to the respective securities, was “A” at December 31, 2010. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks, which are discussed below. See

“Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results” and Part I, Item 1A — Risk Factors for a discussion of various risks relating to the Company’s investment portfolio.
At December 31, 2010, approximately 23% of the Company’s total invested assets were comprised of corporate fixed maturity securities. Eighty-nine percent of the Company’s corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA — 6%, AA — 15%, A — 31%, and BBB — 37%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To manage its exposure to corporate credit risk, the Company attempts to diversify its investments across economic sectors, industry classes and issuers.
Mortgage-backed securities comprised 23% of the Company’s total invested assets at December 31, 2010. Seventy one percent of the Company’s mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. These ratings do not take into account the diminished probability of losses in those instances where the securities were purchased at discounts to their face values, as was a substantial portion of the Company’s mortgage-backed securities portfolio. Pursuant to the NAIC’s process in which, among other things, such discounts are taken into account along with modeling of potential losses with respect to the securities’ underlying collateral, the percentage of the Company’s mortgage-backed securities portfolio having received an NAIC rating equivalent to an investment grade rating, based on fair values, was 94%. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security’s underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure, and can subject the Company to credit risk, depending on the nature of the underlying collateral, the characteristics of the underlying borrowers and such repayment priority. The Company seeks to manage this risk by emphasizing the more predictable payment classes and securities with stable collateral. See Part I, Item 1A — Risk Factors and “Introduction”. At December 31, 2010, the market value of this portfolio was $1,522.4 million, as compared with a total amortized cost of $1,462.7 million.
At December 31, 2010, municipal fixed maturity securities represented approximately 32% of the Company’s total invested assets, of which approximately 21% were collateralized by obligations issued or guaranteed by U.S. government agencies, and 36% were insured by third-party financial guarantors. See Note B to the Consolidated Financial Statements included herein. As part of its investment portfolio repositioning discussed above, the Company has increased the portfolio’s allocation to municipal securities. See “Introduction”. Due in particular to the adverse impacts that the recent economic recession has had and are likely to continue to have on the finances of state and local governments, and the uncertainties associated with the abilities of the financial guarantors to meet their insurance obligations relating to these securities, such securities subject the Company to a degree of credit risk and the extent of this risk may increase in the future. Based on the highest of the ratings assigned to the respective securities by nationally recognized statistical rating organizations, the Company’s municipal securities had a weighted average credit rating of “AA” at December 31, 2010. For insured municipal fixed maturity securities having ratings by such organizations without giving effect to the credit enhancement provided by financial guarantors, the weighted average credit rating at December 31, 2010, based upon the highest of the ratings assigned to the respective securities, was “AA”.
The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2010, the Company had an outstanding advance of $55.0 million. The advance was obtained at a fixed rate and has a term to maturity of 9.5 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.
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
Asset/Liability Management and Market Risk. Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company’s other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the “duration gap,” remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which relate to its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2010, the Company maintained these duration gaps within these maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements, primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2010, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in foreign currency denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and therefore, may hedge such exposure by using currency forward contracts or other derivative instruments. The Company’s investment in foreign currency denominated fixed maturity securities at December 31, 2010 was less than 2% of total invested assets.
The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses assist the Company in estimating the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company’s interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $77.0 million at December 31, 2010 as compared to a decline of approximately $79.6 million at December 31, 2009. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company’s investment portfolio in reaction to such interest rate changes. Consequently, the results indicated by these analyses will likely be materially different from the actual changes in the value of the Company’s assets that will be experienced under given interest rate scenarios.
The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, its and its insurance subsidiaries’ current and future capital requirements, the interest rate environment and other market conditions. At December 31, 2010, a hypothetical 10% decrease in market interest rates would cause a corresponding $5.8 million increase in the fair value of the 2020 Senior Notes. Because interest expense on borrowings under the Credit Agreement that were outstanding at December 31, 2010 would have fluctuated as prevailing interest rates changed, changes in market rates would not have materially affected their fair value. At December 31, 2010, a hypothetical 10% decrease in market interest rates would cause a corresponding $8.8 million increase in the fair value of the 2007 Junior Debentures as compared to an increase of $5.7 million at December 31, 2009.
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
Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $2,970.4 million at December 31, 2010, represent management’s best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company’s property and casualty reserve methodologies, assumptions and the resulting reserves. The Company’s projected ultimate insurance liabilities and associated reserves are estimates, which are subject to future revision since the factors and events affecting the ultimate liability for claims have not all taken place, and thus such liability cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections. The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company’s insurance reserves are based upon management’s informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company’s insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company’s results of operations for the periods in which such revisions are made. As discussed above, the Company assumptions with regard to the claims payment pattern for its excess workers’ compensation insurance products were modified in 2008. See “Property and Casualty Insurance Reserves” in Part I, Item 1 — Business. Also, for disability claims incurred on and after July 1, 2010, the Company made various adjustments, both upward and downward, with respect to the claim termination rates applicable to such claims; otherwise, no material changes in the actuarial methods and/or assumptions from those used in the previous periods were made in 2010. The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company’s disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant’s age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent aggregate increase or decrease in the group long-term disability claim termination rates established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2010 by approximately $0.8 million, which would in turn have increased or decreased, respectively, its 2010 net income by $0.5 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company’s discount rate assumptions are discussed in further detail below.
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

The following table summarizes the composition of the Company’s total reserves for disability, accident and property and casualty claims and claim expenses, split between case and IBNR reserves, as of December 31, 2010 (dollars in millions):

Balance, net of reinsurance:
Case reserves:
Disability and accident	$956.8
Property and casualty	366.8

IBNR reserves:
Disability and accident	217.4
Property and casualty	824.7

Total reserves	2,365.7

Reinsurance receivables	219.1

Balance, gross of reinsurance	$2,584.8

Balance Sheets:
Future policy benefits:
Disability and accident	$812.3

Unpaid claims and claim expenses:
Disability and accident	457.6
Property and casualty	1,314.9

$2,584.8

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company’s property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, the expected timing of claims payments, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year in which the claim is incurred. At December 31, 2010, disability and primary and excess workers’ compensation reserves for unpaid claims and claim expenses with a carrying value of $1,663.0 million have been discounted at a weighted average rate of 5.4%, with the rates ranging from 1.5% to 7.5%. For disability claims incurred on and after July 1, 2010, the Company reduced the discount rate to 4.75% from the 5.5% rate previously utilized. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess and primary workers’ compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers’ compensation claims incurred in 2010 would have decreased the amount of the reserves it established with respect to such claims by approximately $5.0 million, and a 25 basis point decrease in such rates would have increased the amount of such reserves by the same amount. In both cases, discount rate changes of this type and magnitude would be intended to reasonably reflect corresponding changes in market interest rates. These levels of change to the Company’s discount rate would have increased, in the first case, or decreased, in the second, its 2010 net income by $3.2 million.
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
For the Company’s property and casualty insurance products, a review of the ten most recent years’ historical loss development variation reflects an annual range of —2.4% to + 6.6%. The average annual increase reflected in such review was +3.2% and the average decrease was —1.1%. If the Company were to assume subsequent loss development of +3.2% or —1.1%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2010 would be increased by $37.6 million in the first case, which would have decreased its 2010 net income by $24.5 million, or decreased by $12.7 million in the second, which would have increased its 2010 net income by $8.3 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company’s results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company’s unpaid claims and claim expenses could be changed by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
For the reasons described above, if the Company’s actual loss experience is less favorable than the Company’s assumptions or estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.
Deferred Acquisition Costs. Costs related to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting, and certain sales support expenses, are deferred when incurred. The unamortized balance of these deferred acquisition costs is included in cost of business acquired on the consolidated balance sheet.
Deferred acquisition costs related to group life, disability and accident products, which totaled $149.5 million at December 31, 2010, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Persistency, which measures the rate at which the Company’s policyholders elect to renew their insurance policies, was the sole key assumption used in calculating the amortization of deferred acquisition costs for the Company’s group life, disability and accident products in 2010, 2009 and 2008. The actual persistency of these products has not fluctuated significantly in recent years, nor has the level of future persistency of these products assumed by the Company for purposes of such calculations. Deferred acquisition costs related to casualty insurance products, which totaled $16.5 million at December 31, 2010, are amortized ratably over the period in which the related premium is earned, which is generally one year.
Deferred acquisition costs related to annuity products, which totaled $82.2 million at December 31, 2010, are amortized over the anticipated lives of the annuity policies in relation to the expense margins. The amortization is a constant percentage of estimated future gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated future gross profits. The key assumptions utilized in the Company’s estimates of future gross profits in 2010, 2009 and 2008 relate to the underlying annuity policies’ future crediting rates and persistency, the Company’s future yield on investments supporting the policies and level of expense necessary to maintain the policies over their entire lives. Adjustments are made, generally on an annual basis, to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. As a result of this process, known as “unlocking”, the Company records an adjustment to its deferred acquisition costs balance, which may be positive or negative, in order to reflect any changes in the amounts reflected in its key assumptions. A negative adjustment results in a corresponding benefit to the Company’s net income, while a positive adjustment results in a corresponding charge to net income. Changes in the Company’s deferred acquisition cost balance due to unlocking were $0.2 million, $(1.8) million and $10.9 million for the 2010, 2009 and 2008 years. If significant changes in the levels of the Company’s key assumptions relating to its deferred acquisition costs balance were to occur in the future, such changes could result in a large unlocking event that would materially affect the Company’s results of operations and financial condition. If estimated gross profits for all future years on business in force at December 31, 2010 were to increase or decrease by 10%, the deferred policy acquisition costs balance at December 31, 2010 would increase, in the first case, by $3.0 million or decrease, in the second case, by $3.3 million.
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
Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $110.9 million, $100.8 million and $79.9 million in 2010, 2009 and 2008, respectively. These amounts represented 48%, 48% and 49% of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods.
Due to the adoption of new FASB guidance relating to the accounting for deferred policy acquisition costs in connection with internal replacements, the Company made an after-tax reduction to its retained earnings at January 1, 2007 in the amount of $82.6 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in the cost of business acquired on the consolidated balance sheet at December 31, 2006. In addition, due to the Company’s election to adopt on a retrospective basis, effective January 1, 2011, guidance recently issued by the FASB limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract, the Company anticipates that in the first quarter of 2011 it will write-off the portion of its costs of business acquired that does not satisfy the standards for being capitalized under such guidance. Based on its evaluation performed to date, the Company presently estimates that such write-off will reduce shareholders’ equity by an amount in the range of $55 million to $70 million, net of the related tax benefit. This estimate is preliminary in nature and the actual amount of such reduction may be above or below such range. See Note A to the Consolidated Financial Statements included in this Form 10-K under the caption “Recently Issued Accounting Standards.”
Investments. Investments are primarily carried at fair value with unrealized appreciation and depreciation included as a component of other comprehensive income or loss in shareholders’ equity, net of the related income tax benefit or expense and the related adjustment to cost of business acquired. Substantially all of the securities in the Company’s fixed maturity and equity securities portfolio are actively traded in a liquid market or have other liquidity mechanisms. The Company measures the fair values of its investments based on the framework set forth in the GAAP fair value accounting guidance. This framework establishes a fair value hierarchy of three levels based upon the transparency and availability of information used in measuring the fair value of assets or liabilities as of the measurement date. See Notes A and C to the Consolidated Financial Statements included in this Form 10-K.
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
If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell, or determines that it will more likely than not be required to sell, the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will not be required to do so, declines in the security’s fair value that management judges to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all investments other than fixed maturity securities that are considered in the judgment of management to be other than temporary are reported as realized investment losses. In 2010, the Company recognized $50.3 million of after-tax other than temporary impairment losses, of which $39.7 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $10.6 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit. In 2009, the Company recognized $117.2 million of after-tax other than temporary impairment losses, of which $94.1 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $23.1 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit. In 2008, the Company recognized after-tax realized investment losses totaling $51.1 million for the other than temporary decline in the value of various fixed maturity and other securities. These losses were recognized as a result of events that occurred in the respective periods, such as downgrades in an issuer’s credit ratings, deteriorating financial results of issuers, adverse changes in the estimated amount and timing of future security cash flows and the impact of adverse economic conditions on issuers’ financial positions. Investment grade and non-investment grade fixed maturity securities comprised 77% and 11%, respectively, of the Company’s total investment portfolio at December 31, 2010. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $198.8 million and $104.7 million, respectively, at December 31, 2010. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $45.9 million and $73.5 million, respectively, at December 31, 2010. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company’s balance sheet as a component of accumulated other comprehensive income or loss. The Company may recognize additional losses due to other than temporary declines in security market values in the future, particularly if adverse market conditions of the type described above (see Part I, Item 1A — Risk Factors and “Introduction”) were to recur. The extent of any such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, the outlook for the performance by the issuers of their obligations under such securities, changes in the expected amount or timing of future cash flows from securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. While it is not possible to predict the extent of any future changes in value or the results of the future application of these procedures with respect to these securities, significant losses due to impairments of this type may occur in the future. There can be no assurance that the Company will realize investment gains in the future that would ameliorate the effect of any such losses.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Senior Vice President and Treasurer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.
Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President and Treasurer (the individual who acts in the capacity of chief financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
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
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm’s report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Delphi Financial Group, Inc.
We have audited Delphi Financial Group, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 1, 2011

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference, and in Item 1 in Part I of this Form 10-K.
On June 4, 2010, Robert Rosenkranz, the Company’s Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.
Item 11. Executive Compensation
The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 57 of this Form 10-K.
(b)	The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:
2.1	Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp. and SIG Holdings, Inc.(3)

2.2	Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein(5)

3.1	Amendment to Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2)(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1)(4)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1)(11)

3.4	Amended and Restated By-laws of Delphi Financial Group, Inc., (Exhibit 3.1)(30)

4.1	Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(a))(8)

4.2	First Supplemental Indenture, dated as of May 20, 2003, between Delphi Financial Group, Inc. and Wilmington Trust Company, as Trustee (Exhibit 4(b))(8)

4.3	Junior Subordinated Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.1)(17)

4.4	First Supplemental Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.2)(17)

4.5	Form of Junior Subordinated Debentures (Exhibit 4.3)(17)

4.6	Senior Notes Indenture, dated January 20, 2010, between the Company and U.S. Bank National Association, as trustee (Exhibit 4.1)(18)

4.7	First Supplemental Indenture, dated as of January 20, 2010, between the Company and U.S. Bank National Association, as trustee (Exhibit 4.2)(18)

4.8	Form of 7.875% Senior Note due 2020 (Exhibit 4.3)(18)

10.1	Amended and Restated Credit Agreement, dated as of October 25, 2006, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (15)

10.2	Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1)(6)

10.3	The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz(1)

10.4	Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2)(7)

10.5	Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9)(2)

10.6	Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30)(3)

10.7	Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(3)

10.8	Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15)(3)

10.9	Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.2)(16)

10.10	Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1)(9)

10.11	Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (Exhibit 10.19)(12)

10.12	Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Plan (Exhibit 10.1)(16)

10.13	Employment letter, dated April 19, 2006, for Donald A. Sherman (Exhibit 10.1)(14)

10.14	Form of Restricted Share Unit Award Agreement (Exhibit 99.1)(10)

10.15	Delphi Financial Group, Inc. Second Amended and Restated Long-Term Performance Based Incentive Plan (Exhibit 10.1)(19)

10.16	Supplement to Credit Agreement dated November 8, 2007, among Delphi Financial Group, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (Exhibit 10.1)(20)

10.17	Amendment and Consolidation of Prior Stock Option Award Agreements for Lawrence E. Daurelle dated May 12, 2008 (Exhibit 10.1)(21)

10.18	Amendment and Consolidation of Prior Stock Option Award Agreements for Thomas W. Burghart dated May 12, 2008 (Exhibit 10.2)(21)

10.19	Amendment to Second Amended and Restated Employee Stock Option Plan dated May 7, 2008 (Exhibit 10.4)(21)

10.20	Amendment to Employee Stock Purchase Plan dated May 7, 2008 (Exhibit 10.5)(20)

10.21	Restated Investment Consulting Agreement, dated as of August 14, 2008, between Rosenkranz Asset Managers, LLC and the Registrant (Exhibit 10.1)(22)

10.22	Amendment to Second Amended and Restated Long-Term Performance-Based Incentive Plan dated August 12, 2008 (Exhibit 10.2)(22)

10.23	Stock Option Award Agreement for Robert Rosenkranz dated August 14, 2008 (Exhibit 10.3)(22)

10.24	Amended and Restated Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan dated August 14, 2008 (Exhibit 10.4)(22)

10.25	Amended and Restated Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan dated August 14, 2008 (Exhibit 10.5) (22)

10.26	Amended and Restated Pension Plan for Robert Rosenkranz dated December 18, 2008 (Exhibit 10.1)(23)

10.27	Amended and Restated Nonqualified Deferred Compensation Plan — Reliance Standard Life Insurance Company dated December 18, 2008 (Exhibit 10.2)(23)

10.28	Amendment, Restatement and Consolidation of Prior Award Agreements for Robert Rosenkranz dated December 22, 2008 (Exhibit 10.3)(23)

10.29	Amendment and Restatement of Restricted Share Unit Award Agreement for Donald A. Sherman dated December 22, 2008 (Exhibit 10.4)(23)

10.30	Amendment to Safety National Casualty Corporation Stock Option Award Agreement dated December 19, 2008 (Exhibit 10.5)(23)

10.31	Underwriting Agreement dated April 28, 2009 between Delphi Financial Group, Inc. and Barclays Capital Inc. (Exhibit 10.1)(24)

10.32	Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1)(25)

10.33	Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2)(25)

10.34	General Form of RSL Performance-Contingent Incentive Option Award Agreement (Exhibit 10.1)(26)

10.35	Underwriting Agreement dated August 18, 2009 between Delphi Financial Group, Inc. and Barclays Capital Inc (Exhibit 10.1)(27)

10.36	Amendment 2009-1 to the Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.1)(28)

10.37	Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.1)(28)

10.38	Amendment 2009-1 to the Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.1)(28)

10.39	Underwriting Agreement, dated January 14, 2010, among the Company and Banc of America Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein (Exhibit 1.1)(18)

10.40	Delphi Financial Group, Inc. 2010 Outside Directors Stock Plan (Exhibit A)(29)

10.41	Delphi Financial Group, Inc. 2010 Employee Share Purchase Plan (Exhibit B)(29)

10.42	Credit Agreement, dated December 22, 2010, among Delphi Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. (Exhibit 10.1)(31)

10.43	General Form of Amended and Restated RSL Performance-Contingent Incentive Award Agreement (Exhibit 10.1)(32)

10.44	Employment Agreement, dated February 14, 2008, for Mark A. Wilhelm(34)

10.45	Stock Option Award Agreement, dated February 21, 2008, for Mark A. Wilhelm(34)

10.46	Amendment of Stock Option Award Agreement, dated December 19, 2008, for Mark A. Wilhelm(34)

10.47	Second Amendment to Stock Option Award Agreement for Mark Wilhelm(34)

11.1	Computation of Results per Share of Common Stock(33)

21.1	List of Subsidiaries of the Company(34)

23.1	Consent of Ernst & Young LLP(34)

24.1	Powers of Attorney(34)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(34)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(34)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(34)

101.	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at December 31, 2010 and 2009; (iii) Consolidated Statement of Equity for years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.(35)

(1)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1992.

(2)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).

(3)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).

(4)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1997.

(5)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1998.

(6)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002.

(8)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 20, 2003.

(9)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.

(10)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated February 9, 2005.

(11)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005.

(12)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

(13)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006.

(14)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.

(15)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated October 25, 2006.

(16)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2007.

(17)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 23, 2007.

(18)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated January 14, 2010.

(19)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 23, 2007.

(20)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated November 7, 2007.

(21)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 7, 2008.

(22)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 12, 2008.

(23)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 17, 2008.

(24)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 28, 2009.

(25)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated June 15, 2009.

(26)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 11, 2009.

(27)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 18, 2009.

(28)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 31, 2009.

(29)	Incorporated hereinby reference to the designated exhibit to the Company’s 2010 proxy statement on Schedule 14A filed on April 8, 2010.

(30)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2010.

(31)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 21, 2010.

(32)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 29, 2010.

(33)	Incorporated herein by reference to Note M to the Consolidated Financial Statements included elsewhere herein.

(34)	Filed herewith.

(35)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
(c)	The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 57 of this Form 10-K are included under Item 8 and are presented beginning on page 93 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Name	Capacity	Date

/s/ ROBERT ROSENKRANZ (Robert Rosenkranz)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

*	Director	March 1, 2011
(Kevin R. Brine)

* (Edward A. Fox)	Director	March 1, 2011

* (Steven A. Hirsh)	Director	March 1, 2011

* (Harold F. Ilg)	Director and Executive Vice President	March 1, 2011

* (James M. Litvack)	Director	March 1, 2011

* (James N. Meehan)	Director	March 1, 2011

* (Philip R. O’Connor)	Director	March 1, 2011

/s/ DONALD A. SHERMAN (Donald A. Sherman)	Director, President and Chief Operating Officer	March 1, 2011
* (Robert F. Wright)	Director	March 1, 2011

* (Thomas W. Burghart)	Senior Vice President and Treasurer (Principal Accounting and Financial Officer)	March 1, 2011

* BY:	/s/ ROBERT ROSENKRANZ Attorney-in-Fact

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment (losses) gains and loss on early retirement of senior notes	$431,813	$430,800	$443,905	$464,271
Net realized investment (losses) gains	(15,106)	(13,874)	1,192	1,913
Loss on early retirement of senior notes	—	(212)	(3,760)	(3,694)

Total revenues	416,707	416,714	441,337	462,490
Operating income	58,821	59,090	73,185	78,139
Net income attributable to shareholders	37,663	36,951	46,137	52,396

Basic results per share of common stock:
Net income attributable to shareholders	$0.68	$0.67	$0.83	$0.94

Diluted results per share of common stock:
Net income attributable to shareholders	$0.68	$0.66	$0.83	$0.94

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues excluding net realized investment losses	$420,576	$444,468	$431,292	$422,892
Net realized investment losses	(21,999)	(27,471)	(50,459)	(47,614)

Total revenues	398,577	416,997	380,833	375,278
Operating income	36,840	56,048	30,308	23,904
Net income attributable to shareholders	24,484	37,007	20,823	16,790

Basic results per share of common stock:
Net income attributable to shareholders	$0.51	$0.74	$0.39	$0.31

Diluted results per share of common stock:
Net income attributable to shareholders	$0.51	$0.74	$0.39	$0.30
Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.
Results for the first, second, third and fourth quarters of 2010 include credit-related realized investment losses of $23.0 million, $20.8 million, $6.4 million and $10.9 million, respectively, due to the other than temporary declines in the market values of various fixed maturity securities. Results for the first quarter of 2009 include net realized investment losses of $17.6 million due to the other than temporary declines in the market values of various fixed maturity securities. Results for the second, third and fourth quarters of 2009 include credit-related realized investment losses of $24.9 million, $52.0 million and $50.2 million, respectively, due to the other than temporary declines in the market values of various fixed maturity securities. See “Results of Operations” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Delphi Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other than temporary impairments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Financial Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 1, 2011

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Premium and fee income	$1,419,562	$1,401,041	$1,384,890
Net investment income	351,227	318,187	134,850
Net realized investment losses:
Total other than temporary impairment losses	(77,403)	(180,191)	(78,626)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	16,296	35,480	—

Net impairment losses recognized in earnings	(61,107)	(144,711)	(78,626)
Other net realized investment gains (losses)	35,232	(2,832)	(9,551)

	(25,875)	(147,543)	(88,177)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(7,666)	—	(598)

	1,737,248	1,571,685	1,430,965

Benefits and expenses:
Benefits, claims and interest credited to policyholders	1,005,385	990,802	989,253
Commissions	93,677	92,988	87,206
Amortization of cost of business acquired	110,868	101,406	80,411
Other operating expenses	258,083	239,389	207,580

	1,468,013	1,424,585	1,364,450

Operating income	269,235	147,100	66,515

Interest expense:
Corporate debt	30,102	15,485	17,701
Junior subordinated debentures	12,971	12,968	12,966
Junior subordinated deferrable interest debentures underlying company-obligated redeemable capital securities issued by unconsolidated subsidiaries	—	—	934

	43,073	28,453	31,601

Income before income tax expense (benefit)	226,162	118,647	34,914

Income tax expense (benefit)	51,839	19,263	(4,243)

Net income	174,323	99,384	39,157

Less: Net income attributable to noncontrolling interest	1,176	280	2,474

Net income attributable to shareholders	$173,147	$99,104	$36,683

Basic results per share of common stock:
Net income attributable to shareholders	3.13	1.92	0.76

Diluted results per share of common stock:
Net income attributable to shareholders	3.11	1.91	0.75

Dividends paid per share of common stock	$0.42	$0.40	$0.39
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2010	2009
Assets:
Investments:
Fixed maturity securities, available for sale	$5,717,090	$4,875,681
Short-term investments	334,215	406,782
Other investments	498,678	466,855

	6,549,983	5,749,318
Cash	72,806	65,464
Cost of business acquired	248,152	250,311
Reinsurance receivables	360,255	355,030
Goodwill	93,929	93,929
Other assets	311,577	293,835
Assets held in separate account	123,674	113,488

Total assets	$7,760,376	$6,921,375

Liabilities and Equity:
Future policy benefits:
Life	$331,816	$341,736
Disability and accident	812,258	781,701
Unpaid claims and claim expenses:
Life	53,763	58,665
Disability and accident	457,642	433,273
Casualty	1,314,910	1,187,814
Policyholder account balances	1,753,744	1,454,114
Corporate debt	375,000	365,750
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Other liabilities and policyholder funds	707,860	591,927
Liabilities related to separate account	123,674	113,488

Total liabilities	6,161,009	5,558,810

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,463,776 and 55,995,995 shares issued and outstanding, respectively	565	560
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	682,816	661,895
Accumulated other comprehensive income (loss)	30,932	(33,956)
Retained earnings	1,077,606	927,706
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock, and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,594,733	1,359,019
Noncontrolling interest	4,634	3,546

Total equity	1,599,367	1,362,565

Total liabilities and equity	$7,760,376	$6,921,375

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2008	$487	$59	$509,742	$(42,497)	$828,116	$(154,517)	$1,141,390	$30,181	$1,171,571

Net income	—	—	—	—	36,683	—	36,683	2,474	39,157
Other comprehensive loss:
(Increase) decrease in net unrealized depreciation on investments	—	—	—	(299,435)	—	—	(299,435)	448	(298,987)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785	—	785
Change in net periodic pension cost	—	—	—	(10,563)	—	—	(10,563)	—	(10,563)

Comprehensive loss							(272,530)	2,922	(269,608)
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(29,068)	(29,068)
Exercise of stock options	2	1	7,197	—	—	—	7,200	—	7,200
Stock-based compensation	—	—	5,657	—	—	—	5,657	—	5,657
Acquisition of treasury stock	—	—	—	—	—	(42,729)	(42,729)	—	(42,729)
Cash dividends	—	—	—	—	(18,409)	—	(18,409)	—	(18,409)

Balance, December 31, 2008	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—

Net income	—	—	—	—	99,104	—	99,104	280	99,384
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	328,833	—	—	328,833	—	328,833
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(19,196)	—	—	(19,196)	—	(19,196)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785	—	785
Change in net periodic pension cost	—	—	—	9,704	—	—	9,704	—	9,704

Comprehensive income							419,230	280	419,510
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(769)	(769)
Issuance of common stock	65	—	120,631	—	—	—	120,696	—	120,696
Exercise of stock options	6	—	10,406	—	—	—	10,412	—	10,412
Stock-based compensation	—	—	8,262	—	—	—	8,262	—	8,262
Cash dividends	—	—	—	—	(20,160)	—	(20,160)	—	(20,160)

Balance, December 31, 2009	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565

Net income	—	—	—	—	173,147	—	173,147	1,176	174,323
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	60,564	—	—	60,564	—	60,564
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	4,174	—	—	4,174	—	4,174
Decrease in net loss on cash flow hedge	—	—	—	2,684	—	—	2,684	—	2,684
Change in net periodic pension cost	—	—	—	(2,534)	—	—	(2,534)	—	(2,534)

Comprehensive income							238,035	1,176	239,211
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(88)	(88)

Exercise of stock options	5	—	13,346	—	—	—	13,351	—	13,351
Stock-based compensation	—	—	7,575	—	—	—	7,575	—	7,575
Cash dividends	—	—	—	—	(23,247)	—	(23,247)	—	(23,247)

Balance, December 31, 2010	$565	$60	$682,816	$30,932	$1,077,606	$(197,246)	$1,594,733	$4,634	$1,599,367

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income attributable to shareholders	$173,147	$99,104	$36,683
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	213,687	234,615	233,116
Net change in reinsurance receivables and payables	(5,322)	18,513	30,746
Amortization, principally the cost of business acquired and investments	85,504	53,914	63,438
Deferred costs of business acquired	(133,739)	(123,152)	(124,529)
Net realized losses on investments	25,875	147,543	88,177
Net change in federal income tax liability	26,410	(11,347)	(68,689)
Other	(22,760)	41,357	137,390

Net cash provided by operating activities	362,802	460,547	396,332

Investing activities:
Purchases of investments and loans made	(2,451,199)	(1,859,365)	(1,474,661)
Sales of investments and receipts from repayment of loans	1,463,446	1,014,200	537,328
Maturities of investments	291,475	159,525	336,417
Net change in short-term investments	72,567	(5,162)	(115,587)
Change in deposit in separate account	—	4,845	12,429

Net cash used by investing activities	(623,711)	(685,957)	(704,074)

Financing activities:
Deposits to policyholder accounts	389,720	267,499	388,419
Withdrawals from policyholder accounts	(113,241)	(162,494)	(120,984)
Proceeds from issuance of 2020 Senior Notes	250,000	—	—
Borrowings under bank credit facility	175,000	17,000	139,000
Principal payments under bank credit facility	(272,000)	(2,000)	(6,000)
Early retirement of senior notes	(143,750)	—	—
Early retirement of junior subordinated deferrable interest debentures	—	—	(20,619)
Proceeds from the issuance of common stock	—	120,696	—
Acquisition of treasury stock	—	—	(42,729)
Cash dividends paid on common stock	(23,247)	(20,160)	(18,409)
Other financing activities	5,769	6,496	1,661

Net cash provided by financing activities	268,251	227,037	320,339

Increase in cash	7,342	1,627	12,597
Cash at beginning of year	65,464	63,837	51,240

Cash at end of year	$72,806	$65,464	$63,837

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note A — Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. (“DFG”) and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company (“RSLIC”), Safety National Casualty Corporation (“SNCC”), First Reliance Standard Life Insurance Company (“FRSLIC”), Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), Safety First Insurance Company (“SFIC”), SIG Holdings, Inc. (“SIG”) and Matrix Absence Management, Inc. (“Matrix”). The term “Company” shall refer herein collectively to DFG and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2009 and 2008 consolidated financial statements to conform with the 2010 presentation. As of December 31, 2010, Mr. Robert Rosenkranz, Chairman of the Board and Chief Executive Officer of DFG, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company’s common stock.
Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related group insurance coverages: long-term and short-term disability, life, excess workers’ compensation for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. The Company’s asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia and Puerto Rico. The Company’s two reportable segments are group employee benefit products and asset accumulation products. The Company’s reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities and before interest and income tax expense. The accounting policies of the Company’s segments are the same as those used in the consolidated financial statements.
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
Investments. Fixed maturity securities available for sale, other than hybrid financial instruments, are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Descriptions of the various types of securities included within fixed maturity securities available for sale are contained in Notes B and C. Short-term investments are carried at cost, which approximates fair value. Other investments consist primarily of mortgage loans, investments in investment funds organized as limited partnerships, equity securities available for sale, trading account securities, investments in investment funds organized as limited liability companies, real estate investments held by limited liability companies and amounts receivable from investment sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2010 and 2009, the Company had investments in mortgage loans in the aggregate amounts of $29.8 million and $75.7 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount. If management determines that a loan has been impaired, the loan is carried net of a valuation allowance for credit losses. At December 31, 2010 and 2009, the Company had

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note A — Summary of Significant Accounting Policies — (Continued)
investments in investment funds organized as limited partnerships of $115.2 million and $124.4 million, respectively. Investments in investment funds organized as limited partnerships are reflected on the equity method, with earnings included in income. Equity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. At December 31, 2010 and 2009, the Company had investments in investment funds organized as limited liability companies of $80.9 million and $51.3 million, respectively. Investments in investment funds organized as limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. Real estate investments held by limited liability companies are primarily reflected on the equity method, with earnings included in income. At December 31, 2010 and 2009, the Company had investments in trading account securities in the aggregate amounts of $89.9 million and $67.6 million, respectively. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in net investment income.
Other Than Temporary Impairments. Effective April 1, 2009, the Company adopted new FASB guidance on the recognition and presentation of other than temporary impairments. Under this new guidance, which applies only to debt securities, only the credit loss-related portion of an other than temporary impairment is recognized in earnings. The remainder of the impairment continues to be recognized in other comprehensive income. The guidance also modifies, as to debt securities only, the existing requirement for a company to assert that it has both the intent and the ability to hold an impaired security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. In lieu of this requirement, a company is only required to assert that it does not have the intent to sell a debt security and that it is more likely than not that it will not be required to sell such security before its anticipated recovery. Upon its adoption of this guidance on April 1, 2009, the Company recorded an after-tax increase of $2.4 million in retained earnings, and a decrease of the same amount in other comprehensive income, to reclassify the non-credit related portions of other than temporary impairments that it had recognized in earnings prior to such date on fixed maturity securities which it held on such date.
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
December 31, 2010
Note A — Summary of Significant Accounting Policies — (Continued)
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
As of January 1, 2010, the Company adopted new guidance issued by FASB requiring additional disclosures regarding fair value measurements. This guidance requires entities to disclose (1) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the reasons for any transfers into or out of Level 3 of the fair value hierarchy and (3) additional information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies existing fair value measurement disclosure requirements concerning the level of disaggregation and the disclosure of valuation inputs and techniques. Except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements, this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
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
December 31, 2010
Note A — Summary of Significant Accounting Policies — (Continued)
Reinsurance Receivables. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.
Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the “other” segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest that an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2010, 2009, or 2008.
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
Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. SNCC utilizes anticipated investment income as a factor in the premium deficiency calculation. At December 31, 2010, disability and excess and primary workers’ compensation reserves with a carrying value of $1,663.0 million have been discounted at a weighted average rate of 5.38%, with the rates ranging from 1.5% to 7.5%.
Policyholder Account Balances. Policyholder account balances are comprised of the Company’s reserves for interest-sensitive insurance products, including annuities. Reserves for annuity products are equal to the aggregate accumulated values of the annuity contracts and funding agreements. During the first quarter of 2006, the Company issued $100 million of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose entity of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company has concluded that it is not the primary beneficiary of the special purpose entity. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes. Reserves for the funding agreements are equal to the outstanding principal amount and accrued interest. At December 31, 2010 and 2009, reserves for the funding agreements were $66.1 million.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note A — Summary of Significant Accounting Policies — (Continued)
Premium Recognition. The Company’s group life, disability and accident insurance products consist primarily of long-duration contracts, and, accordingly, premiums for these products are recognized as revenue when due from policyholders. The Company’s casualty insurance products consist primarily of short-duration contracts, and, accordingly, premiums for these products are reported as earned over the contract period and recognized in proportion to the amount of insurance protection provided. Payments received in connection with loss portfolio transfers are recorded as liabilities rather than as premiums. All insurance-related revenue is reported net of premiums ceded under reinsurance arrangements. A reserve is provided for the portion of premiums written which relates to unexpired contract terms. Deposits for asset accumulation products are recorded as liabilities rather than as premiums, since these products generally do not involve mortality or morbidity risk. Revenue from asset accumulation products consists of policy charges for the cost of insurance, policy administration charges and surrender charges assessed against the policyholder account balances during the period.
Statements of Cash Flows. Cash includes deposits on hand in the Company’s bank accounts. At December 31, 2010 and 2009, various client escrow accounts represented $23.1 million and $24.7 million, respectively, of the Company’s total cash balance. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption “short-term investments” in its consolidated balance sheets and consolidated statements of cash flows.
Stock-Based Compensation. The Company uses the fair value method of accounting for all of its stock-based compensation plans. Under the fair value method, compensation expense is measured based on the fair value of the award at the grant date and recognized in the Company’s income statement over the requisite service period. For the purposes of determining the fair value of an option award, the Company utilized the Black Scholes valuation model. The Company has granted certain awards of performance-contingent incentive options and restricted shares having multi-year performance periods; in the cases of these awards, compensation expense is recognized over the applicable performance period based on the Company’s determination of the probable outcome as to the number of such options and restricted shares that will ultimately vest based upon the satisfaction of the applicable performance conditions. Further information concerning these performance-contingent incentive awards, as well as the Company’s stock-based compensation plans and the related activity under these plans is contained in Note L.
Recently Issued Accounting Standards
In April 2010, the FASB issued guidance clarifying that an insurance company should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s own interests and should not combine those interests with any interest of its general account in the same investment when assessing the investment for consolidation. Insurance companies are also required to consider a separate account as a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company has not yet determined the impact that the adoption of this guidance will have on its consolidated financial position or results of operations.
In October 2010, the FASB issued guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, with either prospective or retrospective adoption permitted. If the initial application of this guidance results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. Effective January 1, 2011, the Company elected to adopt this guidance on a retrospective basis, which will result in the write-off of the portion of the Company’s cost of business acquired that does not satisfy the standards for being capitalized under such guidance. Based on it’s evaluation to date, the Company presently estimates that the effect of such adoption will be to reduce shareholders’ equity, as of such date, by an amount in the range of $55 million to $70 million, net of the related tax benefit. This estimate is preliminary in nature and the actual amount of such reduction may be above or below such range.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	December 31, 2010
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$626,494	$38,586	$(1,379)	$—	$663,701
Non-agency residential mortgage-backed securities	800,380	77,742	(27,518)	(24,896)	825,708
Commercial mortgage-backed securities	35,863	300	(3,020)	(139)	33,004
Corporate securities	1,466,561	81,919	(18,761)	—	1,529,719
Collateralized debt obligations	199,594	3,652	(26,337)	(1,725)	175,184
U.S. Treasury and other U.S. Government guaranteed securities	269,264	6,001	(3,362)	—	271,903
U.S. Government-sponsored enterprise securities	113,446	107	(2,012)	—	111,541
Obligations of U.S. states, municipalities and political subdivisions	2,138,994	36,421	(69,085)	—	2,106,330

Total fixed maturity securities	$5,650,596	$244,728	$(151,474)	$(26,760)	$5,717,090

	December 31, 2009
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$699,257	$33,417	$(2,625)	$—	$730,049
Non-agency residential mortgage-backed securities	842,947	48,235	(62,404)	(29,450)	799,328
Commercial mortgage-backed securities	29,773	206	(3,682)	(288)	26,009
Corporate securities	1,219,711	49,373	(30,918)	—	1,238,166
Collateralized debt obligations	215,301	868	(98,281)	(3,444)	114,444
U.S. Treasury and other U.S. Government guaranteed securities	108,114	3,036	(344)	—	110,806
U.S. Government-sponsored enterprise securities	16,750	483	(231)	—	17,002
Obligations of U.S. states, municipalities and political subdivisions	1,801,595	59,108	(20,826)	—	1,839,877

Total fixed maturity securities	$4,933,448	$194,726	$(219,311)	$(33,182)	$4,875,681

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments — (Continued)
The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$626,494	$663,701
Non-agency residential mortgage-backed securities	800,380	825,708
Commercial mortgage-backed securities	35,863	33,004

Other fixed maturity securities:
One year or less	112,694	108,359
Greater than 1, up to 5 years	572,979	591,836
Greater than 5, up to 10 years	1,023,366	1,043,095
Greater than 10 years	2,478,820	2,451,387

Total	$5,650,596	$5,717,090

Net investment income was attributable to the following:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$329,849	$304,367	$183,694
Mortgage loans	4,910	3,346	12,529
Short-term investments	157	406	7,907
Other	44,075	47,007	(41,022)

	378,991	355,126	163,108
Less: Investment expenses	27,764	36,939	28,258

	$351,227	$318,187	$134,850

Net realized investment (losses) gains arose from the following:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(43,611)	$(111,244)	$(61,817)
Mortgage loans	(15,218)	(16,132)	(9,137)
Other investments	(2,278)	(17,335)	(7,672)

	(61,107)	(144,711)	(78,626)

Other net realized investment gains (losses):
Fixed maturity securities, available for sale	$31,315	$(3,849)	$(9,235)
Mortgage loans	418	113	(131)
Other investments	3,499	904	(185)

	35,232	(2,832)	(9,551)

Total	$(25,875)	$(147,543)	$(88,177)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments — (Continued)
Proceeds from sales of fixed maturity securities during 2010, 2009 and 2008 were $731.7 million, $553.2 million and $320.4 million, respectively. Gross gains of $41.1 million, $25.4 million and $4.6 million and gross losses of $9.8 million, $29.3 million and $13.8 million, respectively, were realized on those sales. Net realized investment gains and losses on investment sales are determined under specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income or loss (see Note J). Net unrealized gains (losses) included in net investment income from trading account securities in 2010, 2009 and 2008 were $1.0 million, $(7.8) million and $12.7 million, respectively.
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$52,300	$(1,329)	$233	$(50)	$52,533	$(1,379)
Non-agency residential mortgage-backed securities	56,290	(1,584)	230,655	(50,830)	286,945	(52,414)
Commercial mortgage-backed securities	12,500	(447)	5,188	(2,712)	17,688	(3,159)
Corporate securities	301,150	(9,005)	61,904	(9,756)	363,054	(18,761)
Collateralized debt obligations	5,451	(587)	130,104	(27,475)	135,555	(28,062)
U.S. Treasury and other U.S. Government guaranteed securities	81,442	(3,362)	—	—	81,442	(3,362)
U.S. Government-sponsored enterprise securities	61,277	(2,012)	—	—	61,277	(2,012)
Obligations of U.S. states, municipalities and political subdivisions	1,169,724	(57,589)	65,337	(11,496)	1,235,061	(69,085)

Total fixed maturity securities	$1,740,134	$(75,915)	$493,421	$(102,319)	$2,233,555	$(178,234)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments — (Continued)

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

The following table contains information, as of December 31, 2010, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and subprime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of December 31, 2010. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.0%), New York (7.1%) and Florida (6.4%).

	Non-Agency Prime RMBS – Fair Value
					BB and
	AAA	AA	A	BBB	Below (1)	Total
Vintage	(dollars in thousands)
2001 and prior	$2,136	$—	$—	$—	$—	$2,136
2002	8,064	899	2,303	—	28	11,294
2003	78,383	2,055	2,712	6,698	6,157	96,005
2004	42,154	1,106	—	4,653	5,348	53,261
2005	11,562	6,036	1,708	18,487	65,079	102,872
2006	15,077	749	—	—	26,960	42,786
2007	5,782	—	—	—	80,520	86,302
2008	950	—	—	—	582	1,532

Total	$164,108	$10,845	$6,723	$29,838	$184,674	$396,188

(1)	The securities enumerated in this column include securities having a total of $149.0 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments — (Continued)

	Non-Agency Alt-A RMBS – Fair Value
					BB and
	AAA	AA	A	BBB	Below (1)	Total
Vintage	(dollars in thousands)
2001 and prior	$—	$—	$—	$1,773	$—	$1,773
2002	203	1,709	—	—	—	1,912
2003	46,789	—	—	—	1,790	48,579
2004	21,967	2,547	132	198	1,518	26,362
2005	2,366	17,580	—	1,132	39,688	60,766
2006	14,481	—	—	8,695	75,170	98,346
2007	299	—	—	—	125,203	125,502

Total	$86,105	$21,836	$132	$11,798	$243,369	$363,240

(1)	The securities enumerated in this column include securities having a total of $194.7 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Subprime RMBS – Fair Value
					BB and
	AAA	AA	A	BBB	Below (1)	Total
Vintage	(dollars in thousands)
2003	$9,148	$1,298	$—	$—	$—	$10,446
2004	11,636	—	512	2,774	478	15,400
2005	17,648	17,784	515	—	—	35,947
2006	—	—	—	2,148	989	3,137
2007	—	—	—	—	1,350	1,350

Total	$38,432	$19,082	$1,027	$4,922	$2,817	$66,280

(1)	The securities enumerated in this column include securities having a total of $2.4 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.
The Company regularly evaluates its investment portfolio utilizing its established methodology to determine whether declines in the fair values of its investments below the Company’s amortized cost are other than temporary. Under this methodology, management evaluates whether and when the Company will recover an investment’s amortized cost, taking into account, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, the expected amount and timing of future cash flows from the investment, recent changes in credit ratings of the issuer by nationally recognized rating agencies and the length of time and extent to which the fair value of the investment has been lower than its amortized cost to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations, the most significant factor in these evaluations is the expected amount and timing of the future cash flows from the investment. In the case of fixed maturity securities, in instances where management determines that a security’s amortized cost will be recovered during its remaining term to maturity, an additional component of this methodology is the Company’s evaluation of whether it intends to, or will more likely than not be required to, sell the security before such anticipated recovery.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
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
In the case of corporate securities as to which a decline in fair value is determined to be other than temporary, the key input utilized to establish the amount of credit loss arising from the impairment of the security is the market price for such security. For each such security, the Company obtains such market price from a single independent nationally recognized pricing service. The Company has not in any instance adjusted the market price so obtained; however, management reviews these prices for reasonableness, taking into account both security-specific factors and its knowledge and understanding of the pricing methodologies used by the service. The credit loss is determined to be equal to the excess of the Company’s amortized cost over such market price for such security, as measured at the time of the impairment; as such, the entirety of the market depreciation in value is deemed to be reflective of credit loss.
At December 31, 2010, the total amortized cost of the Company’s holdings of collateralized debt obligations was $199.6 million and their total fair value was $175.2 million. These holdings consist of a highly diversified portfolio of 48 different collateralized loan obligation (“CLO”) investments, substantially all of which are within senior tranches in the CLO structure and a substantial majority of which were issued in the 2004-2007 time frame. Substantially all of these CLOs are collateralized by an actively managed, highly diversified portfolio of floating rate senior secured loans to numerous public and private corporate borrowers. The 2008-2009 global financial crisis resulted in significant and ongoing dislocations in the market for securities of this type, resulting in the cessation of new issuances of such securities and decreased market liquidity for existing issues, such as those held by the Company, as well as widespread and significant declines in their market values. However, the effects of the financial crisis on the Company’s CLO holdings have diminished over time; moreover, these securities have performed in accordance with their contractual payment terms since their acquisition by the Company (with the exception of three securities, which management has determined to be other than temporarily impaired). Further, despite the extraordinarily challenging environment that has prevailed in recent years due to such crisis, the defaults having occurred on the loans underlying these CLOs since their issuances, taking into account their incidence and severity, have been at levels at which losses to the holders of the CLOs would be borne solely by the securities in the subordinated tranches. Based upon this actual experience and upon the Company’s estimates of the future cash flows with respect to these CLOs, which take into account the estimated frequency and severity of future defaults on the underlying loans, as well as the senior positions of the individual CLOs in their securitization structures and the sizes of the subordinate tranches in these structures that would first absorb losses arising from such defaults, and taking into account that the Company does not intend to sell any of these securities and that it is not more likely than not that it will be required to do so before recovery of the security’s amortized cost basis in any instance, the Company concluded that the declines in the market values of these securities did not represent other than temporary impairments. During the second half of 2010, the Company elected to utilize an independent pricing service as the key valuation input in place of the internal discounted cash flow methodologies previously utilized for these securities. See Note C to the

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments — (Continued)
Consolidated Financial Statements. The Company will continue to conduct evaluations of these securities for other than temporary impairment in future periods, and since the results of these evaluations will depend upon future developments; for example, the future performance of the loans underlying these securities, no assurance can be given as to the outcome of such evaluations. During 2010, the Company recognized $50.3 million of after-tax other than temporary impairment losses, of which $39.7 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $10.6 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

	Year Ended December 31
	2010	2009
Balance at the beginning of the period	$89,658	$—
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	16,914	84,990
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	22,724	20,467
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(49,694)	(15,799)

Balance at the end of the period	$79,602	$89,658

The gross unrealized losses at December 31, 2010 are attributable to 1,207 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $3.5 million. At December 31, 2010 approximately 44.9% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations at December 31, 2010 comprised 58.7% of the aggregate gross unrealized losses, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements primarily reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company recognized net investment income of $1.4 million, $1.9 million and $1.5 million in 2010, 2009 and 2008, respectively, related to these instruments. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2010 or 2009. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. The Company had no material outstanding currency forward contracts at December 31, 2010 or 2009.
Bonds and short-term investments with amortized costs of $174.7 million and $166.1 million at December 31, 2010 and 2009, respectively, are on deposit with various states’ insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of its reinsurance assumed agreements. These agreements provide for the distribution of assets to the ceding companies covered under the agreements prior to any general distribution to policyholders in the event of the Company’s insolvency or bankruptcy. The amount of assets restricted for this purpose was $190.7 million and $197.7 million at December 31, 2010 and 2009, respectively.
At December 31, 2010 and 2009, approximately 23% and 22%, respectively, of the Company’s total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Mortgage-backed securities comprised 23% and 27% of the Company’s total invested assets at December 31, 2010 and

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note B — Investments — (Continued)
2009, respectively. The Company’s mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or are not rated by any such organizations. Such securities, which are included in fixed maturity securities, had fair values of $686.1 million and $606.5 million at December 31, 2010 and 2009, respectively, and constituted 10.5% of total invested assets at December 31, 2010 and 2009.
At December 31, 2010, the Company held approximately $757.4 million of insured municipal fixed maturity securities, which represented approximately 12% of the Company’s total invested assets. Based on the highest of the ratings assigned to the respective securities by nationally recognized statistical rating organizations, these securities had a weighted average credit rating of “A” at December 31, 2010. For those such securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $718.1 million at December 31, 2010, the weighted average credit rating at such date by such organizations, based upon the highest of the ratings assigned to the respective securities by such organizations, was “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at December 31, 2010 included National Public Finance Guarantee Corp. ($283.4 million), Assured Guaranty ($216.1 million), Ambac Financial Group, Inc. ($147.9 million), Financial Guaranty Insurance Company ($36.3 million) and Radian ($25.6 million). At December 31, 2010, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note C — Fair Value Measurements — (Continued)
During the second half of 2010, the Company elected to utilize a pricing service or, in instances where such service did not provide a price for a particular security, non-binding broker quotes as the key input in place of the internal discounted cash flow methodologies previously utilized in its valuation techniques for certain of its investments in RMBS, commercial mortgage-backed securities, asset-backed securities, and collateralized debt obligations. In each instance, the Company obtained the market price from a single independent nationally recognized pricing service or, where applicable, obtained a quote from a single broker believed to be knowledgeable regarding market conditions for the particular security. The Company did not in any instance adjust any market price or broker quote so obtained; however, management reviews these prices and quotes for reasonableness, taking into account both security-specific factors and its knowledge and understanding of the pricing methodologies used by the service or broker, as applicable. This change was made based on the Company’s determination that, based upon the increased levels of orderly market trading activity, new issuances or both with respect to these securities arising from the ongoing improvements in capital and financial market conditions, that the markets for these investments had ceased to be inactive. The Company recategorized investments having a total of $96.2 million in fair value from Level 3 to Level 2 during the third quarter of 2010 as a result of this change.
Corporate securities primarily include fixed rate corporate bonds, floating and variable rate notes and securities acquired through private placements. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include recently executed transactions, market price quotations, benchmark yields, issuer spreads and, in the case of private placement corporate securities, cash flow models. These cash flow models utilize yield curves, issuer-provided information and material events as key inputs. Corporate securities are categorized in Level 2 of the fair value hierarchy, other than securities acquired through private placements, which are categorized in Level 3 of the fair value hierarchy. During the fourth quarter of 2010, the Company recategorized corporate securities having a total of $25.4 million in fair value from Level 3 to Level 2 as a result of observable inputs being utilized in place of broker quotes for such securities.
Collateralized debt obligations consist of collateralized loan obligations, which are described in more detail in Note B to the Consolidated Financial Statements. The Company’s valuation techniques relating to this class of securities utilize non-binding broker quotes as the key input. As this input is generally unobservable, collateralized debt obligations are categorized in Level 3 of the fair value hierarchy.
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
December 31, 2010
Note C — Fair Value Measurements — (Continued)
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
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$663,701	$—	$652,435	$11,266
Non-agency residential mortgage-backed securities	825,708	—	788,188	37,520
Commercial mortgage-backed securities	33,004	—	31,677	1,327
Corporate securities	1,529,719	—	1,468,751	60,968
Collateralized debt obligations	175,184	—	—	175,184
U.S. Treasury and other U.S. Government guaranteed securities	271,903	215,555	47,333	9,015
U.S. Government-sponsored enterprise securities	111,541	2,032	105,489	4,020
Obligations of U.S. states, municipalities and political subdivisions	2,106,330		2,103,475	2,855
Other investments	147,000	140,551	—	6,449
Assets held in separate account	123,674	—	—	123,674

Total	$5,987,764	$358,138	$5,197,348	$432,278

Liabilities:
Other liabilities	$80,841	$80,841	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note C — Fair Value Measurements — (Continued)
The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Year Ended December 31, 2010
			Total
		Total	Gains (Losses)
		Gains (Losses)	Included	Purchases
	Balance at	Included	in Other	Issuances	Transfers	Transfers	Balance at
	Beginning of	in	Comprehensive	and	Into	Out	End of the
	Year	Earnings	Income	Settlements	Level 3	Level 3	Year
			(dollars in thousands)
Agency residential mortgage-backed securities	$13,187	$(154)	$1,070	$14,567	$—	$(17,404)	$11,266
Non-agency residential mortgage- backed securities	130,326	(16,097)	(6,725)	(17,595)	—	(52,389)	37,520
Commercial mortgage-backed securities	26,009	(1,899)	404	4,384	—	(27,571)	1,327
Corporate securities	95,920	(763)	4,813	1,700	6,643	(47,345)	60,968
Collateralized debt obligations	114,444	490	76,447	(16,197)	—	—	175,184
U.S. Treasury and other U.S. Government guaranteed securities	11,367	(41)	399	(2,710)	—	—	9,015
U.S. Government-sponsored enterprise securities	—	35	(122)	4,107	—	—	4,020
Obligations of U.S. states, municipalities and political subdivisions	—	—	—	2,855	—	—	2,855
Other investments	9,707	546	(263)	(2,613)	850	(1,778)	6,449
Assets held in separate account	113,488	—	—	10,186	—	—	123,674

Total	$514,448	$(17,883)	$76,023	$(1,316)	$7,493	$(146,487)	$432,278

Net losses for the period included in earnings attributable to the net change in unrealized losses of assets measured at fair value using unobservable inputs and held at December 31, 2010 included non-agency residential mortgage-backed securities ($14.2 million), commercial mortgage-backed securities ($1.4 million), corporate securities ($4.9 million), collateralized debt obligations ($2.2 million) and other investments ($0.1 million). In 2010, net losses of $0.1 million and $22.7 million were reported in the consolidated statements of income under the captions “net investment income” and “net realized investment losses”, respectively.
The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(dollars in thousands)
Assets:
Short-term investments	334,215	334,215	406,782	406,782
Other investments	351,678	351,678	370,565	370,565

Liabilities:
Policyholder account balances	1,662,932	1,761,795	1,351,565	1,471,669
Corporate debt	375,000	402,618	365,750	361,754
Junior subordinated debentures	175,000	161,541	175,000	124,600
Advances from Federal Home Loan Bank	55,342	70,046	55,342	68,320
Liabilities related to separate account	123,674	123,674	113,488	113,488

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note C — Fair Value Measurements — (Continued)
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
The fair value of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $82.1 million and $94.0 million at December 31, 2010 and 2009, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
The Company believes the fair value of its variable rate long-term debt is equal to its carrying value. The Company pays variable rates of interest on this debt, which is reflective of market conditions in effect from time to time. The fair values of the 7.875% Senior Notes due 2020 (“2020 Senior Notes”), the outstanding borrowings under the Company’s Credit Agreement with Bank of America, N.A., as administrative agent, and a group of lenders and the 7.376% fixed-to-floating rate junior subordinated debentures due 2067 (“Junior Subordinated Debentures”) are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.
Note D — Disability, Accident and Casualty Future Policy Benefits and Unpaid Claims and Claim Expenses
The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Balance at beginning of year, net of reinsurance	$2,193,645	$1,977,720	$1,749,106
Add provisions for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	667,145	707,266	660,335
Prior years	30,602	(24,697)	(17,299)

Incurred claims and claim expenses during the current year, net of reinsurance	697,747	682,569	643,036

Deduct claims and claim expenses payments, net of reinsurance, occurring during:
Current year	162,825	154,651	143,290
Prior years	362,896	311,993	271,132

	525,721	466,644	414,422

Balance at end of year, net of reinsurance	2,365,671	2,193,645	1,977,720
Reinsurance receivables at end of year	219,139	209,143	225,687

Balance at end of year, gross of reinsurance	$2,584,810	$2,402,788	$2,203,407

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note D — Disability, Accident and Casualty Future Policy Benefits and Unpaid Claims and Claim Expenses— (Continued)

Balance Sheets:
Future policy benefits:
Disability and accident	$812,258	$781,701
Unpaid claims and claim expenses:
Disability and accident	457,642	433,273
Casualty (1)	1,314,910	1,187,814

	$2,584,810	$2,402,788

(1)	All years include the results from the Company’s discontinued non-core property catastrophe reinsurance business.
In 2010, the change in the provision for claims and claims expenses reflects adverse excess workers’ compensation claims development, partially offset by the accrual of additional discount relating to prior years’ reserves and favorable assumed workers’ compensation and casualty reinsurance claims development. In 2009 and 2008, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves, offset by net favorable claims development and the accrual of additional discount relating to prior years’ reserves. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.
Note E — Corporate Debt
On December 22, 2010, the Company entered into a new Credit Agreement with Bank of America, N.A. as administrative agent, and a group of lenders. (the “Credit Agreement”). The Credit Agreement provides for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. In connection with the consummation of the Credit Agreement, the Company concurrently terminated the existing $350 million Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and a group of major banking institutions (the “Prior Credit Agreement”). The Company had outstanding borrowings of $125.0 million under the Credit Agreement term loan facility and $222.0 million under the Prior Credit Agreement at December 31, 2010 and 2009, respectively. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Company may select interest periods of one, two, three or six months for LIBOR loans or, with the the lenders’ consent, other periods not exceeding twelve months. Interest under the term loan facility is payable at the end of the selected interest period, though can be no less frequent than quarterly. Certain commitment and utilization fees are also payable under the Credit Agreement. The Credit Agreement contains certain financial and various other affirmative and negative covenants, along with various representations and warranties, considered ordinary for this type of credit agreement. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of December 31, 2010, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. The weighted average interest rate on the borrowings outstanding under the Company’s bank credit agreements during 2010 was 1.1%.
During the second quarter of 2010, the Company repurchased $5.0 million in aggregate principal amount of the 2033 Senior Notes. During the third quarter of 2010, the Company effected two partial redemptions of the 2033 Senior Notes relating to a total of $70.0 million in aggregate principal amount of such notes, $20.0 million in aggregate principal amount on July 14, 2010 and $50.0 million in aggregate principal amount on September 21, 2010. During the fourth quarter of 2010, the Company redeemed the remaining $68.8 million in aggregate principal amount of the 2033 Senior Notes. The Company recognized a loss of $5.0 million, net of an income tax benefit of $2.7 million during 2010 from the early retirement of the 2033 Senior Notes pursuant to these transactions.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note E — Corporate Debt— (Continued)
On January 20, 2010, the Company issued the 2020 Senior Notes pursuant to an effective registration statement. The 2020 Senior Notes were issued in an aggregate principal amount of $250 million with an interest rate of 7.875% and a maturity date of January 31, 2020. The interest on the 2020 Senior Notes is paid semi-annually in arrears on January 31 and July 31. The 2020 Senior Notes may be redeemed in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of the 2020 Senior Notes being redeemed and the applicable make-whole amount (which, in general, would consist of the sum of the present values of the remaining scheduled payments of principal and interest on the 2020 Senior Notes being redeemed discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Amended Credit Agreement and for general corporate purposes. The redemption of the 2033 Senior Notes resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant into which the Company entered in connection with the issuance of its Junior Subordinated Debentures. Accordingly, the 2020 Senior Notes became the covered debt under such covenant.
Interest paid by the Company on its corporate debt totaled $21.9 million, $14.1 million and $16.3 million during 2010, 2009 and 2008, respectively.
Note F — Advances from the Federal Home Loan Bank
The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the “FHLB”). At December 31, 2010 and 2009, the advance from the FHLB, including accrued interest, totaled $55.3 million. Interest expense on the advance is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advance was 7.5% at December 31, 2010 and 2009. The advance of $55.0 million, which was obtained at a fixed rate, has a remaining term of 9.5 years at December 31, 2010. This advance is collateralized by fixed maturity securities with a fair value of $65.0 million.
Note G — Income Taxes
Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense (benefit):

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Federal income tax expense at statutory rate	$78,745	$41,428	$11,354
Tax-exempt income and dividends received deduction	(26,988)	(22,809)	(16,027)
Other	82	644	430

	$51,839	$19,263	$(4,243)

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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note G — Income Taxes — (Continued)
The components of the net deferred tax liability are as follows:

	December 31,
	2010	2009
	(dollars in thousands)
Cost of business acquired	$69,775	$72,688
Future policy benefits and unpaid claims and claim expenses	128,086	114,900
Investments	15,792	2,264
Other	23,696	19,900

Gross deferred tax liabilities	237,349	209,752

Future policy benefits and unpaid claims and claim expenses	(9,767)	(7,097)
Investments	(39,880)	(93,086)
Other	(63,685)	(57,727)
Net operating loss carryforwards	(13,882)	(8,190)

Gross deferred tax assets	(127,214)	(166,100)

Net deferred tax liability	$110,135	$43,652

Current tax expense, deferred tax expense (benefit), current tax recoverable and income taxes paid and refunded are as follows:

	As of or for the Year Ended
	December 31,
	2010	2009	2008
	(dollars in thousands)
Current tax expense	$20,139	$21,841	$36,024
Deferred tax expense (benefit)	31,700	(2,578)	(40,267)
Current tax recoverable	14,109	9,910	2,151
Income taxes paid	23,676	29,404	62,563
Income tax refunds	—	736	—
At December 31, 2010, DFG, SNCC and the other non-life insurance subsidiaries have U.S net operating loss carryforwards of $39.7 million which, if unutilized, will begin to expire in 2021. At December 31, 2010, the Company has U.S. capital loss carryforwards of $8.2 million which, if unutilized, will expire in 2014.
The Company’s federal tax returns are periodically audited by the Internal Revenue Service (“IRS”). Tax years through 2005 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of its tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.
Note H — Junior Subordinated Debentures
On May 23, 2007, the Company completed the issuance of $175.0 million aggregate principal amount of fixed-to-floating rate junior subordinated debentures (the “2007 Junior Debentures”), pursuant to an effective registration statement. The 2007 Junior Debentures bear interest at a fixed rate of 7.376%, payable quarterly in arrears until May 15, 2017, at which time the interest rate changes to a variable rate equal to LIBOR for three-month U.S. dollar deposits plus 3.19%, payable quarterly in arrears. The 2007 Junior Debentures will become due on May 15, 2037, the scheduled maturity date, but only to the extent that the Company has received sufficient net proceeds from the sale of certain qualifying capital securities, as defined. The Company will be required to use its commercially reasonable efforts, subject to certain market disruption events, to sell a sufficient amount of qualifying securities to permit repayment of the 2007 Junior Debentures in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on May 1, 2067, the final maturity date. Subject to certain exceptions and limitations, the Company may elect, on one or more occasions, to defer payment of interest on the 2007 Junior Debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, has made a payment of current interest during a deferral period. The Company may defer interest for a period of up to ten consecutive years without giving rise to an event of default. During any such deferral period, additional interest would accrue on the deferred

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note H — Junior Subordinated Debentures— (Continued)
interest at the same rate as on the 2007 Junior Debentures and, the Company would not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Company may elect to redeem any or all of the 2007 Junior Debentures at any time, subject to compliance with a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of holders of one or more designated series of the Company’s indebtedness. The redemption of the 2033 Senior Notes resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant. Accordingly, the 2020 Senior Notes became the covered debt under such covenant. Under the terms of the Replacement Capital Covenant, neither the Company nor any of its subsidiaries will repay, redeem, defease or purchase the debentures before January 31, 2020, unless, subject to certain limitations, it has received qualifying proceeds from the sale of replacement capital securities, as defined in such covenant.
In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount (which, in general, would consist of the present value of a principal payment on, and scheduled interest payments from the redemption date through, May 15, 2017, discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used to repay all borrowings then outstanding under the Prior Credit Agreement and for other general corporate purposes.
The Company paid a total of $12.9 million interest on the 2007 Junior Debentures in 2010, 2009 and 2008.
Note I — Shareholders’ Equity and Restrictions
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
In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company’s outstanding Class A and Class B Common Stock. The cash dividend in the first quarter of 2006 was $0.07 per share and in the second quarter of 2006, the Company’s Board of Directors increased the dividend by 14% to $0.08 per share. During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend by 12.5% to $0.09 per share. During the second quarter of 2008, the Company’s Board of Directors increased the cash dividend by 11% to $0.10 per share. The Company’s Board of Directors further increased the cash dividend by 10% to $0.11 per share during the second quarter of 2010. During 2010, 2009 and 2008, the Company paid cash dividends on its capital stock in the amounts of $23.2 million, $20.2 million and $18.4 million, respectively. Under the Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long as the Company would be in compliance with the requirements of the agreement after giving effect to the dividend, repurchase or redemption.
The Company’s life insurance subsidiaries had consolidated statutory capital and surplus of $623.2 million and $593.5 million at December 31, 2010 and 2009, respectively. Consolidated statutory net income (loss) for the Company’s life insurance subsidiaries was $69.2 million, $(23.6) million and $29.1 million, in 2010, 2009 and 2008, respectively. The consolidated statutory net income for the Company’s life insurance subsidiaries for 2010, 2009 and 2008 includes a pre-tax charge of $51.0 million, $113.5 million and $53.2 million, respectively, for the other than temporary decline in the value of certain securities. The Company’s casualty insurance subsidiary had statutory capital and surplus of $728.9 million and $626.1 million at December 31, 2010 and 2009, respectively, and consolidated statutory net income of $94.5 million, $19.7 million and $46.1 million in 2010, 2009 and 2008, respectively. Payment of dividends by the Company’s insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company’s insurance subsidiaries will be permitted to make dividend payments

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note I — Shareholders’ Equity and Restrictions— (Continued)
totaling $99.8 million, in addition to the $52.0 million in dividend payments made in January 2011, during 2011 without prior regulatory approval.
On November 7, 2007, the Company’s Board of Directors authorized a share repurchase program under which up to 1.5 million shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. During 2008 the Company purchased 1.5 million shares of its Class A Common Stock for a total cost of $42.7 million with a volume weighted average price of $27.86 per share. At December 31, 2010 , the repurchase of 1,000,000 shares remained authorized under the share repurchase program.
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
The following table provides a reconciliation of beginning and ending shares:

	Year Ended December 31,
	2010	2009	2008
	(shares in thousands)
Class A Common Stock:
Beginning balance	55,996	48,946	48,718
Issuance of stock	—	6,450	—
Exercise of stock options and conversion of shares	468	600	228

Ending balance	56,464	55,996	48,946

Class B Common Stock:
Beginning balance	5,981	5,981	5,934
Exercise of stock options and conversion of shares	—	—	47

Ending balance	5,981	5,981	5,981

Class A Treasury Stock:
Beginning balance	7,761	7,761	6,227
Acquisition of treasury stock	—	—	1,534

Ending balance	7,761	7,761	7,761

Class B Treasury Stock:
Beginning balance	227	227	227
Acquisition of treasury stock	—	—	—

Ending balance	227	227	227

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note J — Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

		Net Increase
	Net	in Other Than
	Unrealized	Temporary
	(Depreciation)	Impairment
	Appreciation	Losses in	Net	Defined
	on Available	Other	(Loss) Gain on	Benefit
	for Sale	Comprehensive	Cash Flow	Pension
	Securities	Income	Hedge	Plans	Total
	(dollars in thousands)
Balance, January 1, 2008	$(34,932)	$—	$(4,254)	$(3,311)	$(42,497)

Unrealized depreciation on available for sale securities (1)	(346,974)	—	—	—	(346,974)
Reclassification adjustment for losses included in net income (2)	47,539	—	—	—	47,539

Net change in unrealized depreciation on investments	(299,435)	—	—	—	(299,435)

Reclassification adjustment for losses included in net income(3)	—	—	785	—	785

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (4)	—	—	—	38	38
Net loss arising during the period (5)	—	—	—	(11,028)	(11,028)
Amortization of net benefit included in net periodic pension cost (6)	—	—	—	427	427

Net change in defined benefit pension plans		—	—	(10,563)	(10,563)

Balance, December 31, 2008	$(334,367)	$—	$(3,469)	$(13,874)	$(351,710)

Unrealized appreciation on available for sale securities (1)	$259,616	$—	$—	$—	$259,616
Reclassification adjustment for losses included in net income (2)	69,217	—	—	—	69,217

Net change in unrealized depreciation on investments	328,833	—	—	—	328,833

Cumulative effect adjustment (7)	—	(2,372)	—	—	(2,372)
Other than temporary impairment losses recognized in other comprehensive income (8)	—	(26,868)	—	—	(26,868)
Reclassification adjustment for losses included in net income (9)	—	7,672	—	—	7,672

Net change in other than temporary impairment losses recognized in other comprehensive income	—	(21,568)	—	—	(21,568)

Reclassification adjustment for losses included in net income(3)	—	—	785	—	785

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (4)	—	—	—	22	22
Net gain arising during the period (5)	—	—	—	8,699	8,699
Amortization of net loss included in net periodic pension cost (6)	—	—	—	983	983

Net change in defined benefit pension plans	—	—	—	9,704	9,704

Balance, December 31, 2009	$(5,534)	$(21,568)	$(2,684)	$(4,170)	$(33,956)

Unrealized appreciation on available for sale securities (1)	$64,035	$—	$—	$—	$64,035
Reclassification adjustment for losses included in net income (2)	(3,471)	—	—	—	(3,471)

Net change in unrealized appreciation on investments	60,564	—	—	—	60,564

Other than temporary impairment losses recognized in other comprehensive income (8)	—	(6,163)	—	—	(6,163)
Reclassification adjustment for losses included in net income (9)	—	10,337	—	—	10,337

Net change in other than temporary impairment losses recognized in other comprehensive income		4,174			4,174

Reclassification adjustment for losses included in net income(3)	—	—	2,684	—	2,684

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (4)	—	—	—	(19)	(19)
Net loss arising during the period (5)	—	—	—	(2,815)	(2,815)
Amortization of net loss included in net periodic pension cost (6)	—	—	—	300	300

Net change in defined benefit pension plans			—	(2,534)	(2,534)

Balance, December 31, 2010	$55,030	$(17,394)	$—	$(6,704)	$30,932

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note J — Accumulated Other Comprehensive Income (Loss) — (Continued)
(1)	Net of an income tax benefit (expense) of $186.8 million, $(139.8) million and $(34.5) million for the years ended December 31, 2008, 2009 and 2010, respectively. Also, net of the related adjustment to cost of business acquired of $46.2 million, $(36.2) million and $(25.0) million for the years ended December 31, 2008, 2009 and 2010, respectively.

(2)	Net of an income tax (expense) benefit of $(25.6) million, $(37.3) million and $1.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(3)	Net of an income tax expense of $0.4 million, $0.4 million and $1.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(4)	Net of income tax (expense) benefit of $(20,500), $(12,000) and $10,200 for the years ended December 31, 2008, 2009 and 2010, respectively.

(5)	Net of an income tax benefit (expense) of $5.4 million, $(4.7) million and $1.5 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(6)	Net of income tax expense of $0.2 million, $0.5 million and $0.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(7)	Net of an income tax benefit of $1.3 million for the year ended December 31, 2009.

(8)	Net of an income tax benefit of $14.5 million and $3.3 million for the years ended December 31, 2009 and 2010, respectively.

(9)	Net of an income tax expense of $4.1 million and $5.6 million for the years ended December 31, 2009 and 2010, respectively.
Note K — Commitments and Contingencies
Total rental expense for operating leases, principally for administrative and sales office space, was $14.1 million, $12.7 million and $11.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, future net minimum rental payments under non-cancelable operating leases were approximately $68.6 million, payable as follows: 2011 — $15.2 million, 2012 — $14.0 million, 2013 — $13.1 million, 2014 — $11.3 million and $15.0 million thereafter.
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. The parties have entered into an agreement to settle this litigation, which is subject to the approval of the court, and have filed a motion with the court seeking such approval. It is not anticipated that this settlement, if approved and effectuated, will have a material adverse effect on the Company’s results of operations, or liquidity financial condition.
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
Note L — Stock-Based Compensation
The Company recognized stock compensation expenses of $9.3 million, $9.1 million and $8.1 million for 2010, 2009 and 2008, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2010 was $13.8 million and the weighted average period of time over which this expense will be recognized is 2.6 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	43.0%	39.4%	19.2%
Expected dividends	1.9%	1.8%	1.3%
Expected lives of options (in years)	6.1	7.3	6.8
Risk-free rate	2.7%	3.0%	3.2%

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note L — Stock-Based Compensation — (Continued)
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2010 and 2009 for which the Company had sufficient historical exercise data. The Company used the “simplified method” for options granted in 2010, 2009 and 2008 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
The weighted average grant date fair value of options granted during 2010, 2009 and 2008 was $8.11, $8.89, and $6.27, respectively. The cash proceeds from stock options exercised were $2.4 million, $5.2 million and $0.5 million for the years ended 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $2.8 million, $3.5 million and $6.2 million, respectively. The Company’s actual benefits from tax deductions realized in excess of recognized compensation cost were $0.5 million, $1.3 million and $1.5 million in 2010, 2009 and 2008, respectively, and are included as a component of additional paid in capital.
At the Company’s 2009 Annual Meeting of Stockholders a proposal to approve an employee option exchange program and related amendments to the Company’s employee stock plans was approved; however, the Company did not take action to implement this option exchange program and such approval has expired.
Under the terms of the Company’s stock plans for its employees and outside directors, a total of 18,412,500 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”) provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2011 and 2020.
In 2003, the Company’s Board of Directors approved a long-term incentive and share award plan (the “2003 Employee Award Plan”) for the granting of restricted shares, restricted share units, other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Committee, can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. Under the terms of the 2003 Employee Award Plan, a total of 9,750,000 shares of Class A Common Stock, inclusive of the additional 1,500,000, 1,500,000, 2,000,000, and 2,500,000 share increases approved at the 2004, 2006, 2007 and 2009 Annual Meetings, respectively, have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or another share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual based on such performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.
Restricted Share Units
In February 2011, the Company granted a total of 48,940 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2010. In February 2010, the Company granted a total of 52,965 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2009. In February 2008, the Company granted a total of 39,464 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2007. The Company recognized compensation expense of $1.3 million and $1.1 million during 2010 and 2009, respectively, related to these awards. The fair value of a restricted share unit is based on the closing market price of the Company’s Class A Common Stock on the

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note L — Stock-Based Compensation — (Continued)
date of grant. The weighted average grant date fair value per unit of the restricted share units awarded during 2010 and 2008 was $21.24 and $29.14, respectively. At December 31, 2010 and 2009, restricted share units of 116,455 and 114,543, respectively, were outstanding with a weighted average grant date fair value of $28.88 and $32.42, respectively. The restricted share units that have been granted to date are subject to vesting provisions similar to those applicable to the deferred shares that may be granted under the long-term performance-based incentive plan for the Company’s chief executive officer.
Restricted Shares
In May 2010, the Company granted 14,243 restricted shares of Class A Common Stock under the outside directors’ stock plan to certain directors of the Company, at such directors’ election, in lieu of the cash retainer for services as a member of the Company’s Board of Directors for the term of service through the Company’s next Annual Meeting of Stockholders subsequent to the respective date of grant and subject to a vesting period of four equal 90-day installments. Compensation expense related to the grants was not material in 2010 and 2009 and is included in the stock-based compensation expense disclosed above. The fair value of a restricted share is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The total fair value of restricted shares having vested during 2010 and 2009 was not material in 2010 and 2009.
Performance-Contingent Incentive Options and Restricted Shares
In August 2009, the Company granted performance-contingent incentive options to purchase a total of 1,400,000 shares of the Company’s Class A Common Stock, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date to the members of executive management of RSLIC under the 2003 Employee Award Plan. In December 2010, the performance period associated with these options was reduced from six to four years and their performance targets were amended; in addition, 560,000 of such options were surrendered and 420,000 of such options, which were in-the-money, were exchanged for 180,978 restricted shares of Class A Common Stock. The exchange ratio was established so that the fair value of the restricted shares was equal to the fair value of the exchanged options, based upon the market price of the Company’s Class A Common Stock and the value of such options according to the Black-Scholes option pricing model. The remaining options will vest, and the restrictions relating to the restricted shares will lapse, if RSLIC-Texas’s aggregate consolidated Adjusted Pre-Tax Operating Income (“APTOI”), as defined and computed under the restated award agreements, for the four-year performance period consisting of the Company’s 2009 through 2012 fiscal years is at least $696.8 million. Otherwise, a reduced number of the options will vest, and restrictions will lapse as to a reduced number of restricted shares, to the extent that the APTOI for such period exceeds $657.1 million, determined by interpolating between zero and one hundred percent, according to where the APTOI amount falls in the range between $657.1 million and $696.8 million. If the APTOI amount does not exceed $657.1 million or if other events specified in such agreements occur, the options will terminate and the restricted shares will be forfeited.
In February 2008, the Company granted performance-contingent incentive options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, to purchase a total of 1,200,000 shares of the Company’s Class A Common Stock to the members of executive management of SNCC under the 2003 Employee Award Plan. In December 2008 and December 2010, amendments were made to the performance targets for such options; also in December 2010, 420,000 of such options, which were in-the-money, were exchanged for 160,781 restricted shares of Class A Common Stock. The exchange ratio was established so that the fair value of the restricted shares was equal to the fair value of the exchanged options, based upon the market price of the Company’s Class A Common Stock and the value of such options determined utilizing the Black-Scholes option pricing model. The remaining options will vest, and the restrictions relating to the restricted shares will lapse, only to the extent that SIG, SNCC’s parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2008; otherwise, such options and restricted shares will be forfeited. Sixty percent in number of the options will become exercisable and the restrictions relating to sixty percent of the restricted shares will lapse, if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the three year performance period is at least $460.7 million; otherwise, a reduced number of such options will become exercisable, and restrictions will lapse as to a reduced number of restricted shares, to the extent that SIG PTOI for such period exceeds $427.6 million, determined by interpolating between zero and sixty percent according to where the SIG PTOI amount falls in the range between $427.6 million and $460.7 million. All of such options will become exercisable, and restrictions will

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note L — Stock-Based Compensation — (Continued)
lapse as to all of the restricted shares, if SIG’s aggregate SIG PTOI for the five year performance period is at least $880.7 million; otherwise, a reduced number of such options will become exercisable, and restrictions will lapse as to all of the restricted shares, to the extent that SIG PTOI for such period exceeds $784.7 million, determined by interpolating between zero and one hundred percent according to where the SIG PTOI amount falls in the range between $784.7 million and $880.7 million, minus the number of any options having become exercisable and restricted shares whose restrictions lapsed based upon the results for three year performance period. The SIG PTOI exceeded $460.7 million for the three-year performance period; accordingly, 405,000 options will become exercisable and restrictions will lapse with respect to 103,363 restricted shares.
In April 2004, the Company granted performance-contingent incentive options to purchase a total of 1,575,000 shares of the Company’s Class A Common Stock to the members of executive management of RSLIC under the 2003 Employee Award Plan. The options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, were to become exercisable only to the extent that RSLIC-Texas, RSLIC’s parent company, met specified cumulative financial performance targets for the three or five year periods beginning with 2004; otherwise, such options would be forfeited. As of December 31, 2006, RSLIC met the specified cumulative performance target for the three-year performance period; therefore, 787,500 options to purchase shares of the Company’s Class A Common Stock became exercisable. Under their terms, the remaining 787,500 options were to become exercisable if RSLIC-Texas’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“RSLT PTOI”) for the five year performance period was at least $646.2 million; otherwise, a reduced number of such options was to become exercisable to the extent that RSLT PTOI for such period exceeded $559.9 million, determined by interpolating between zero and 787,500 according to where the RSLT PTOI amount fell in the range between $559.9 million and $646.2 million.
In December 2005, the Company granted additional performance-contingent incentive options to purchase a total of 525,000 shares of the Company’s Class A Common Stock to the members of executive management of RSLIC under the 2003 Employee Award Plan and the Second Amended and Restated Employee Stock Option Plan. The options had the same financial performance targets for the five-year performance period as the performance-contingent incentive options described above.
Based on the level of the RSLT PTOI achieved for the five-year performance period ending with 2008, which was materially adversely affected by adverse net investment income results for 2008, approximately 65% of the remaining unvested options granted to each executive in April 2004 and the additional options granted in December 2005 became exercisable pursuant to their terms. By action of the Compensation Committee of the Company’s Board of Directors taken on March 2, 2009, the remaining portions of such options were made exercisable in their entirety.
In May 2003, the Company granted performance-contingent incentive options to purchase a total of 1,687,500 shares of the Company’s Class A Common Stock to the members of senior executive management of SNCC under the 2003 Employee Award Plan and, in December 2005, approved the amendment to the performance targets under such options for the five-year performance period. The terms of the options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, provided that they would become exercisable only to the extent that SIG, SNCC’s parent company, met specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2003; otherwise, such options would have been forfeited. The specified cumulative performance target for the three-year performance period ending December 31, 2005 was not satisfied; therefore, no options to purchase shares of the Company’s Class A Common Stock became exercisable for such period. Under their terms, all of such options were to become exercisable if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the five-year performance period was at least $417.2 million; otherwise, a reduced number of such options would have become exercisable to the extent that SIG PTOI for such period exceeded $370.4 million, determined by interpolating between zero and 1,687,500 according to where the SIG PTOI amount fell in the range between $370.4 million and $417.2 million. As of December 31, 2007, the SIG PTOI exceeded $417.2 million for the five-year performance period; therefore, 1,687,500 options to purchase shares of the Company’s Class A Common Stock became exercisable.
At December 31, 2010, a total of 4,273,250 performance contingent incentive options were outstanding with a weighted average exercise price of $25.50, a weighted average contractual term of 4.3 years and an intrinsic value of $15.8 million.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note L — Stock-Based Compensation — (Continued)
3,613,250 of such options with a weighted average exercise price of $25.33, a weighted average contractual term of 3.6 years and an intrinsic value of $14.2 million were exercisable at December 31, 2010. At December 31, 2010, a total of 238,396 performance contingent restricted shares were outstanding.
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
In February 2011 and 2010, the Committee awarded the Company’s chief executive officer 48,138 deferred shares and 58,851 deferred shares, respectively, under the Amended Performance Plan based on his performance during 2010 and 2009, respectively. The Company recognized $3.2 million and $1.3 million of compensation expense relating to deferred share awards made under such plan for the 2010 and 2009 years, respectively. The weighted average grant date fair value of deferred shares awarded during the year ended December 31, 2010 and 2008 was $21.24 and $29.14, respectively. At December 31, 2010, and 2009 963,822 and 904,971 deferred shares respectively, were outstanding with a weighted average grant date fair value of $22.81 and $22.91, respectively. The fair value of a deferred share is based on the market price of the Company’s Class A Common Stock on the date of grant.
Service-Based Stock Options
Option activity with respect to the Company’s share award plans excluding the performance-contingent incentive options discussed above, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2010	3,927,758	$29.10
Granted	553,470	21.73
Exercised	(276,760)	14.73
Forfeited	(194,150)	28.59
Expired	(20,323)	29.27

Outstanding at December 31, 2010	3,989,995	29.10	6.7	$10,883

Exercisable at December 31, 2010	2,182,533	$30.63	7.0	$4,042

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note M — Computation of Results per Share

	Year Ended December 31,
	2010	2009	2008
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to shareholders	$173,147	$99,104	$36,683

Denominator:
Weighted average common shares outstanding	55,327	51,532	48,278
Effect of dilutive securities	423	279	685

Weighted average common shares outstanding, assuming dilution	55,750	51,811	48,963

Basic results per share of common stock:
Net income attributable to shareholders	$3.13	$1.92	$0.76

Diluted results per share of common stock:
Net income attributable to shareholders	$3.11	$1.91	$0.75

Note N — Reinsurance
The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance in an effort to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company’s retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies’ financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company’s reinsurance agreements require the reinsurer to set up security arrangements for the Company’s benefit in the event of certain ratings downgrades. As of December 31, 2010, an insignificant portion of the Company’s amounts receivable from reinsurers were backed by reinsurers who had individual or group ratings less than “B+” by A.M. Best Company or had not supplied collateral in an amount sufficient to support the amounts receivable.
At December 31, 2010 and 2009, the Company had reinsurance receivables of $360.3 million and $355.0 million, respectively. The Company’s reinsurance payables were not material at December 31, 2010 and 2009. A summary of reinsurance activity follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Premium income assumed	$114,132	$100,438	$87,243
Premium income ceded	113,984	114,815	108,738
Benefits, claims and interest credited ceded	100,513	102,506	89,964
Note O — Other Operating Expenses
The Company’s other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $140.2 million, $129.9 million and $108.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Premium taxes, licenses and fees were $40.7 million, $39.8 million and $39.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. All other general and administrative expenses were $77.2 million, $69.7 million and $59.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010
Note P — Segment Information

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Revenues:
Group employee benefit products	$1,585,437	$1,543,524	$1,414,253
Asset accumulation products	131,861	124,738	59,841
Other (1)	53,491	50,966	45,646

	1,770,789	1,719,228	1,519,740

Net realized investment losses	(25,875)	(147,543)	(88,177)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(7,666)	—	(598)

	$1,737,248	$1,571,685	$1,430,965

Operating income:
Group employee benefit products	$287,766	$279,848	$176,073
Asset accumulation products	47,417	42,262	(3,130)
Other (1)	(32,407)	(27,467)	(17,653)

	302,776	294,643	155,290

Net realized investment losses	(25,875)	(147,543)	(88,177)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures underlying the Company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(7,666)	—	(598)

	$269,235	$147,100	$66,515

Net investment income (2):
Group employee benefit products	$216,930	$188,857	$71,230
Asset accumulation products	129,857	123,097	57,923
Other (1)	4,440	6,233	5,697

	$351,227	$318,187	$134,850

Amortization of cost of business acquired:
Group employee benefit products	$99,462	$90,792	$81,961
Asset accumulation products	11,406	10,614	(1,550)

	$110,868	$101,406	$80,411

Segment assets (2):
Group employee benefit products	$5,063,236	$4,691,063
Asset accumulation products	2,517,884	2,071,632
Other (1)	179,256	158,680

	$7,760,376	$6,921,375

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment. Segment assets include assets of the insurance companies as well as the assets of the holding company, which are allocated across business lines in proportion to average reserves and the capital placed at risk for each segment.

SCHEDULE I
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2010
(Dollars in Thousands)

			Amount
			Shown in
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet
Fixed maturity securities, available for sale:

Agency residential mortgage-backed securities	$626,494	$663,701	$663,701
Non-agency residential mortgage backed securities	800,380	825,708	825,708
Commercial mortgage-backed securities	35,863	33,004	33,004
Corporate securities	1,466,561	1,529,719	1,529,719
Collateralized debt obligations	199,594	175,184	175,184
U.S. Treasury and other U.S. Government guaranteed securities	269,264	271,903	271,903
U.S. Government-sponsored enterprise securities	113,446	111,541	111,541
Obligations of U.S. states, municipalities and political subdivisions	2,138,994	2,106,330	2,106,330

Total fixed maturity securities	5,650,596	5,717,090	5,717,090

Equity securities:
Common stocks	6,260	6,637	6,637
Non-redeemable preferred stocks	51,639	50,423	50,423

Total equity securities	57,899	57,060	57,060

Mortgage loans	29,762	29,762	29,762
Real estate acquired in satisfaction of debt	34,411	35,031	35,031
Short-term investments	334,215	334,215	334,215
Other investments	373,549	376,825	376,825

Total investments	$6,480,432	$6,549,983	$6,549,983

SCHEDULE II
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2010	2009
Assets:
Fixed maturity securities, available for sale	$1,296	$1,497
Short-term investments	80,017	70,583
Other invested assets	157	404
Investment in operating subsidiaries	2,160,354	1,934,047
Investment in investment subsidiaries	41,422	33,668
Cash	572	—
Other assets	15,482	16,892

Total assets	$2,299,300	$2,057,091

Liabilities:
Corporate debt	$375,000	$365,750
Junior subordinated debentures	175,000	175,000
Short-term payables due to subsidiaries	20,936	21,812
Other liabilities	18,357	21,324

	589,293	583,886

Shareholders’ Equity:
Class A Common Stock	565	560
Class B Common Stock	60	60
Additional paid-in capital	682,816	661,895
Accumulated other comprehensive loss	30,932	(33,956)
Retained earnings	1,065,143	915,243
Treasury stock	(74,143)	(74,143)

	1,705,373	1,469,659
Noncontrolling interest	4,634	3,546

Total equity	1,710,007	1,473,205

Total liabilities and equity	$2,299,300	$2,057,091

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Equity in undistributed earnings of subsidiaries	$272,245	$165,007	$79,514
Dividends from operating subsidiaries	18,600	3,600	3,600
Other income (loss)	3,115	1,897	(450)
Realized investment losses	(201)	(4,412)	(3,160)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries	(7,666)	—	(598)

	286,093	166,092	78,906

Expenses:
Operating expenses	16,857	18,992	12,092
Interest expense	43,074	28,453	31,900

	59,931	47,445	43,992

Income before income tax expense (benefit)	226,162	118,647	34,914

Income tax expense (benefit)	51,839	19,263	(4,243)

Net income	174,323	99,384	39,157

Less: Net income attributable to noncontrolling interest	1,176	280	2,474

Net income attributable to shareholders	$173,147	$99,104	$36,683

See notes to condensed financial statements.

SCHEDULE II (Continued)
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income attributable to shareholders	$173,147	$99,104	$36,683
Adjustments to reconcile net income attributable to shareholders to net cash (used) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(201,268)	(129,420)	(67,281)
Change in other assets and other liabilities	13,710	36,226	(13,493)
Change in current and deferred income taxes	(10,737)	(14,743)	5,172
Amortization, principally of investments and debt issuance costs	5,321	1,125	1,712
Net realized losses on investments	201	4,412	3,160
Change in amounts due from/to subsidiaries	(876)	6,026	8,890

Net cash (used) provided by operating activities	(20,502)	2,730	(25,157)

Investing activities:
Purchases of investments and loans made	(571)	(258)	(10,247)
Sales of investments and receipts from repayment of loans	1,313	2,419	26,921
Net change in short-term investments	(9,434)	(70,382)	12,585
Sales purchases of investments in subsidiaries	29,477	(61,692)	(60,000)

Net cash provided (used) by investing activities	20,785	(129,913)	(30,741)

Financing activities:
Proceeds from issuance of 2020 Senior Notes	250,000	—	—
Borrowings under bank credit facility	175,000	17,000	139,000
Principal payments under bank credit facility	(272,000)	(2,000)	(6,000)
Early retirement of senior notes	(143,750)	—	—
Early retirement of junior subordinated deferrable interest debentures	—	—	(20,619)
Proceeds from the issuance of common stock	—	120,696	—
Acquisition of treasury stock	—	—	(42,729)
Cash dividends paid on common stock	(23,247)	(22,559)	(18,409)
Other financing activities	14,286	13,301	5,400

Net cash provided by financing activities	289	126,438	56,643

Increase (decrease) in cash	572	(745)	745
Cash at beginning of year	—	745	—

Cash at end of year	$572	$—	$745

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
The Company received cash dividends from subsidiaries of $18.6 million in 2010 and $3.6 million in 2009 and 2008, respectively.

SCHEDULE III
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Thousands)

		Future Policy
		Benefits and
	Cost of	Unpaid Claim		Policyholder
	Business	and Claim	Unearned	Account
	Acquired	Expenses	Premiums	Balances
2010
Group employee benefits products	$166,007	$2,786,844	$159,169	$—
Asset accumulation products	82,145	116,775	—	1,725,785
Other	—	66,770	—	27,959

Total	$248,152	$2,970,389	$159,169	$1,753,744

2009
Group employee benefits products	$156,334	$2,607,233	$135,837	$—
Asset accumulation products	93,977	127,590	—	1,425,442
Other	—	68,366	—	28,672

Total	$250,311	$2,803,189	$135,837	$1,454,114

2008
Group employee benefits products	$139,699	$2,405,518	$124,376	$—
Asset accumulation products	125,078	100,115	—	1,327,502
Other	—	68,417	—	29,430

Total	$264,777	$2,574,050	$124,376	$1,356,932

			Benefits,
			Claims and	Amortization
	Premium	Net	Interest	of Cost of	Other
	and Fee	Investment	Credited to	Business	Operating
	Income (1)	Income (2)	Policyholders	Acquired	Expenses (3)
2010
Group employee benefits products	$1,368,507	$216,930	$940,291	$99,462	$257,918
Asset accumulation products	2,004	129,857	63,448	11,406	9,590
Other	49,051	4,440	1,646	—	84,252

Total	$1,419,562	$351,227	$1,005,385	$110,868	$351,760

2009
Group employee benefits products	$1,354,667	$188,857	$927,875	$90,792	$245,009
Asset accumulation products	1,641	123,097	61,422	10,614	10,440
Other	44,733	6,233	1,505	—	76,928

Total	$1,401,041	$318,187	$990,802	$101,406	$332,377

2008
Group employee benefits products	$1,343,023	$71,230	$933,215	$81,961	$223,004
Asset accumulation products	1,918	57,923	55,285	(1,550)	9,236
Other	39,949	5,697	753	—	62,546

Total	$1,384,890	$134,850	$989,253	$80,411	$294,786

(1)	Net written premiums for casualty insurance products totaled $370.5 million, $331.6 million and $302.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment.

(3)	Other operating expenses include commissions.

SCHEDULE IV
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
(Dollars in Thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Life insurance in force as of December 31, 2010	$165,998,634	$9,889,611	$34,344	$156,143,367	—%

Year ended December 31, 2010:
Premium and fee income:
Life insurance and annuity	$416,896	$23,271	$510	$394,135	—%
Accident and health insurance	638,487	61,924	51,044	627,607	8%
Casualty insurance	317,020	28,789	62,534	350,765	18%
Other	47,055	—	—	47,055

Total premium and fee income	$1,419,458	$113,984	$114,088	$1,419,562

Life insurance in force as of December 31, 2009	$154,019,475	$10,043,187	$24,259	$144,000,547	—%

Year ended December 31, 2009:
Premium and fee income:
Life insurance and annuity	$422,239	$25,312	$465	$397,392	—%
Accident and health insurance	647,015	63,636	55,946	639,325	9%
Casualty insurance	302,073	25,867	43,910	320,116	14%
Other	44,208	—	—	44,208

Total premium and fee income	$1,415,535	$114,815	$100,321	$1,401,041

Life insurance in force as of December 31, 2008	$163,258,702	$11,115,197	$25,456	$152,168,961	—%

Year ended December 31, 2008:
Premium and fee income:
Life insurance and annuity	$431,881	$24,457	$561	$407,985	—%
Accident and health insurance	647,728	59,055	52,068	640,741	8%
Casualty insurance	287,907	25,225	34,579	297,261	12%
Other	38,903	—	—	38,903

Total premium and fee income	$1,406,419	$108,737	$87,208	$1,384,890

SCHEDULE VI
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(Dollars in Thousands)

	December 31,
	2010	2009
Deferred policy acquisition costs	$16,501	$14,747

Reserves for unpaid claims and claim expenses	1,314,910	1,187,814

Discount, if any, deducted from above (1)	788,067	688,284

Unearned premiums	149,132	127,567

	Year Ended December 31,
	2010	2009	2008
Earned premiums	$350,811	$320,237	$297,300

Net investment income	105,926	94,650	48,245

Claims and claim expenses incurred related to:

Current year	146,023	163,642	152,069
Prior years (2)	49,924	21,556	27,111

Amortization of deferred policy acquisition costs	37,387	34,459	31,556

Paid claims and claim adjustment expenses	94,977	92,479	78,794

Net premiums written	370,549	331,679	302,979

(1)	Based on discount rates ranging from 1.5% to 7.5%.

(2)	In 2010, the change in the provision for claims and claims expenses incurred in prior years reflects adverse excess workers’ compensation claims development, partially offset by the accrual of additional discount relating to prior years’ reserves and favorable assumed workers’ compensation and casualty reinsurance claims development. In 2009 and 2008, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development, partially offset by the accrual of additional discount with respect to prior years’ reserves. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.