Form 10-Q
period 2011-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2011-05-10
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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
Yes ☐ No ☑
As of May 4, 2011, the Registrant had 49,157,414 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
		(Restated)
Revenue:
Premium and fee income	$376,399	$347,763
Net investment income	92,294	84,050
Net realized investment losses:
Total other than temporary impairment losses	(7,539)	(27,273)
Portion of other than temporary impairment losses (reclassified from) recognized in other comprehensive income	(1,479)	4,275

Net impairment losses recognized in earnings	(9,018)	(22,998)
Other net realized investment gains	7,046	7,892

Net realized investment losses	(1,972)	(15,106)

Total revenues	466,721	416,707

Benefits and expenses:
Benefits, claims and interest credited to policyholders	271,265	246,321
Commissions	22,568	21,396
Amortization of cost of business acquired	18,961	17,063
Other operating expenses	77,909	74,870

	390,703	359,650

Operating income	76,018	57,057
Interest expense:
Corporate debt	6,010	7,323
Junior subordinated debentures	3,242	3,241

	9,252	10,564

Income before income tax expense	66,766	46,493

Income tax expense	16,395	9,912

Net income	50,371	36,581

Less: Net income attributable to noncontrolling interest	147	65

Net income attributable to shareholders	$50,224	$36,516

Basic results per share of common stock:
Net income attributable to shareholders	$0.90	$0.66

Diluted results per share of common stock:
Net income attributable to shareholders	$0.89	$0.66

Dividends paid per share of common stock	$0.11	$0.10
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2011	2010
		(Restated)
Assets:
Investments:
Fixed maturity securities, available for sale	$5,865,382	$5,717,090
Short-term investments	267,389	334,215
Other investments	613,343	498,678

	6,746,114	6,549,983
Cash	93,025	72,806
Cost of business acquired	151,777	149,325
Reinsurance receivables	355,241	360,255
Goodwill	93,929	93,929
Other assets	335,536	311,577
Assets held in separate account	129,428	123,674

Total assets	$7,905,050	$7,661,549

Liabilities and Equity:
Future policy benefits:
Life	$338,324	$331,816
Disability and accident	820,387	812,258
Unpaid claims and claim expenses:
Life	57,217	53,763
Disability and accident	460,083	457,642
Casualty	1,371,942	1,314,910
Policyholder account balances	1,756,144	1,753,744
Corporate debt	375,000	375,000
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Other liabilities and policyholder funds	770,307	673,270
Liabilities related to separate account	129,428	123,674

Total liabilities	6,309,174	6,126,419

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,606,884 and 56,463,776 shares issued and outstanding, respectively	566	565
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	688,300	682,816
Accumulated other comprehensive income	41,206	30,932
Retained earnings	1,057,435	1,013,369
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock, and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,590,321	1,530,496
Noncontrolling interest	5,555	4,634

Total equity	1,595,876	1,535,130

Total liabilities and equity	$7,905,050	$7,661,549

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
	Class A	Class B	Additional	Other			Total	Non-
	Common	Common	Paid in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2010	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565
Cumulative effect adjustment	—	—	—	—	(60,002)	—	(60,002)	—	(60,002)

Adjusted balance January 1, 2010	560	60	661,895	(33,956)	867,704	(197,246)	1,299,017	3,546	1,302,563

Net income	—	—	—	—	36,516	—	36,516	65	36,581
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	24,050	—	—	24,050	—	24,050
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(1,437)	—	—	(1,437)	—	(1,437)
Decrease in net loss on cash flow hedge	—	—	—	196	—	—	196	—	196
Change in net periodic pension cost	—	—	—	51	—	—	51	—	51

Comprehensive income					—		59,376	65	59,441
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(2,053)	(2,053)
Exercise of stock options	1	—	4,044	—	—	—	4,045	—	4,045
Stock-based compensation	—	—	1,788	—	—	—	1,788	—	1,788
Cash dividends	—	—	—	—	(5,524)	—	(5,524)	—	(5,524)

Balance, March 31, 2010	$561	$60	$667,727	$(11,096)	$898,696	$(197,246)	$1,358,702	$1,558	$1,360,260

Balance, January 1, 2011	$565	$60	$682,816	$30,932	$1,013,369	$(197,246)	$1,530,496	$4,634	$1,535,130

Net income	—	—	—	—	50,224	—	50,224	147	50,371
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	5,804	—	—	5,804	—	5,804
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	4,393	—	—	4,393	—	4,393
Change in net periodic pension cost	—	—	—	77	—	—	77	—	77

Comprehensive income					—		60,498	147	60,645
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	774	774
Exercise of stock options	1	—	4,343	—	—	—	4,344	—	4,344
Stock-based compensation	—	—	1,141	—	—	—	1,141	—	1,141
Cash dividends	—	—	—	—	(6,158)	—	(6,158)	—	(6,158)

Balance, March 31, 2011	$566	$60	$688,300	$41,206	$1,057,435	$(197,246)	$1,590,321	$5,555	$1,595,876

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
		(Restated)
Operating activities:
Net income attributable to shareholders	$50,224	$36,516
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	123,648	94,640
Net change in reinsurance receivables and payables	1,017	(7,428)
Amortization, principally the cost of business acquired and investments	13,912	6,906
Deferred costs of business acquired	(26,032)	(20,630)
Net realized losses on investments	1,972	15,106
Net change in federal income taxes	23,875	9,138
Other	(71,177)	(32,743)

Net cash provided by operating activities	117,439	101,505

Investing activities:
Purchases of investments and loans made	(826,996)	(435,672)
Sales of investments and receipts from repayment of loans	592,455	165,711
Maturities of investments	71,970	139,323
Net change in short-term investments	66,826	(13,510)

Net cash used by investing activities	(95,745)	(144,148)

Financing activities:
Deposits to policyholder accounts	99,076	40,332
Withdrawals from policyholder accounts	(97,028)	(26,138)
Proceeds from issuance of 2020 Senior Notes	—	250,000
Principal payments under bank credit facility	—	(222,000)
Cash dividends paid on common stock	(6,158)	(5,524)
Other financing activities	2,635	2,292

Net cash (used) provided by financing activities	(1,475)	38,962

Increase (decrease) in cash	20,219	(3,681)
Cash at beginning of period	72,806	65,464

Cash at end of period	$93,025	$61,783

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A —Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the March 31, 2010 consolidated financial statements to conform to the March 31, 2011 presentation. In addition, as discussed below under the caption “Accounting Changes,” certain 2010 financial information has been restated as a result of the Company’s adoption of a new accounting principle. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2010 Form 10-K.
Accounting Changes
The Company defers costs relating to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting and certain sales support expenses, when incurred. On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board (“FASB”) limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of its adoption, the Company made an after-tax reduction to its retained earnings at January 1, 2010 in the amount of $60.0 million, net of an income tax benefit of $32.3 million, which represents the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet. In addition, this adoption resulted in the restatement of certain financial information for 2010.
On January 1, 2011, the Company adopted new guidance issued by the FASB clarifying that an insurance company should not consider any separate account interests in an investment to be the insurer’s own interests and should not combine those interests with any interest of its general account in the same investment when assessing the investment for consolidation. Insurance companies are also required to consider a separate account as a subsidiary for purposes of evaluating whether the application of specialized accounting for investments in consolidation is appropriate. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
On January 1, 2011, the Company adopted new guidance issued by the FASB requiring additional disclosures regarding fair value measurements. The guidance applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and requires separate disclosure of the activity in the Level 3 category related to purchases, sales, issuances and settlements on a gross basis. The requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
In December 2010, the FASB issued guidance providing clarification relating to the testing of goodwill for impairment for entities carrying goodwill as an asset which have one or more reporting units whose carrying amount for purposes of performing the first step of the goodwill impairment test is zero or negative. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments
At March 31, 2011, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $5,865.4 million and an amortized cost of $5,779.0 million. At December 31, 2010, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $5,717.1 million and an amortized cost of $5,650.6 million. Declines in market value relative to such securities’ amortized cost which are determined to be other than temporary pursuant to the Company’s methodology for such determinations and to represent credit losses are reflected as reductions in the amortized cost of such securities, as further discussed below.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	March 31, 2011
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
			(dollars in thousands)
Agency residential mortgage-backed securities	$649,441	$36,148	$(1,816)	$—	$683,773
Non-agency residential mortgage-backed securities	773,428	79,459	(18,913)	(18,016)	815,958
Commercial mortgage-backed securities	38,642	703	(2,289)	(139)	36,917
Corporate securities	1,583,511	79,187	(19,039)	(389)	1,643,270
Collateralized debt obligations	192,099	9,399	(18,208)	(1,458)	181,832
U.S. Treasury and other U.S. Government guaranteed securities	178,224	3,816	(4,194)	—	177,846
U.S. Government-sponsored enterprise securities	113,439	65	(2,053)	—	111,451
Obligations of U.S. states, municipalities and political subdivisions	2,250,217	33,823	(69,705)	—	2,214,335

Total fixed maturity securities	$5,779,001	$242,600	$(136,217)	$(20,002)	$5,865,382

	December 31, 2010
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
		(dollars in thousands)
Agency residential mortgage-backed securities	$626,494	$38,586	$(1,379)	$—	$663,701
Non-agency residential mortgage-backed securities	800,380	77,742	(27,518)	(24,896)	825,708
Commercial mortgage-backed securities	35,863	300	(3,020)	(139)	33,004
Corporate securities	1,466,561	81,919	(18,761)	—	1,529,719
Collateralized debt obligations	199,594	3,652	(26,337)	(1,725)	175,184
U.S. Treasury and other U.S. Government guaranteed securities	269,264	6,001	(3,362)	—	271,903
U.S. Government-sponsored enterprise securities	113,446	107	(2,012)	—	111,541
Obligations of U.S. states, municipalities and political subdivisions	2,138,994	36,421	(69,085)	—	2,106,330

Total fixed maturity securities	$5,650,596	$244,728	$(151,474)	$(26,760)	$5,717,090

The following table contains information, as of March 31, 2011, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and subprime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of March 31, 2011. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.0%), New York (7.2%) and Florida (6.7%).

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	Non-Agency Prime RMBS— Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
			(dollars in thousands)
2001 and prior	$1,999	$—	$—	$—	$—	$1,999
2002	11,269	202	2,073	—	659	14,203
2003	72,265	1,952	2,574	3,899	10,024	90,714
2004	40,532	1,399	—	4,817	6,733	53,481
2005	11,796	5,869	1,556	18,205	65,155	102,581
2006	15,173	627	—	—	25,216	41,016
2007	5,552	—	—	—	80,685	86,237
2008	921	—	—	—	511	1,432

Total	$159,507	$10,049	$6,203	$26,921	$188,983	$391,663

(1)	The securities enumerated in this column include securities having a total of $169.6 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Alt-A RMBS—Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
			(dollars in thousands)
2001 and prior	$—	$—	$—	$1,722	$—	$1,722
2002	149	1,614	—	—	—	1,763
2003	45,568	—	—	—	1,691	47,259
2004	20,971	1,756	1,482	—	1,737	25,946
2005	7,348	17,936	—	1,130	39,017	65,431
2006	13,202	—	—	8,073	69,960	91,235
2007	279	—	—	—	119,652	119,931
2010	—	—	3,892	—	—	3,892

Total	$87,517	$21,306	$5,374	$10,925	$232,057	$357,179

(1)	The securities enumerated in this column include securities having a total of $194.7 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	Non-Agency Subprime RMBS—Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
			(dollars in thousands)
2003	$11,064	$—	$1,155	$—	$—	$12,219
2004	10,528	—	—	211	3,517	14,256
2005	18,875	—	—	—	17,822	36,697
2006	—	—	—	1,777	910	2,687
2007	—	—	—	—	1,257	1,257

Total	$40,467	$—	$1,155	$1,988	$23,506	$67,116

(1)	The securities enumerated in this column include securities having a total of $20.3 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.
The amortized cost and fair value of fixed maturity securities available for sale at March 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$649,441	$683,773
Non-agency residential mortgage-backed securities	773,428	815,958
Commercial mortgage-backed securities	38,642	36,917

Other fixed maturity securities:
One year or less	128,514	125,420
Greater than 1, up to 5 years	572,476	593,946
Greater than 5, up to 10 years	1,039,828	1,052,985
Greater than 10 years	2,576,672	2,556,383

Total	$5,779,001	$5,865,382

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Agency residential mortgage-backed securities	$90,460	$(1,782)	$230	$(34)	$90,690	$(1,816)
Non-agency residential mortgage-backed securities	20,898	(1,070)	221,691	(35,859)	242,589	(36,929)
Commercial mortgage-backed securities	10,272	(240)	5,747	(2,188)	16,019	(2,428)
Corporate securities	384,712	(11,581)	51,989	(7,847)	436,701	(19,428)
Collateralized debt obligations	24,755	(794)	72,702	(18,872)	97,457	(19,666)
U.S. Treasury and other U.S. Government guaranteed securities	98,643	(4,194)	—	—	98,643	(4,194)
U.S. Government-sponsored enterprise securities	74,364	(2,053)	—	—	74,364	(2,053)
Obligations of U.S. states, municipalities & political subdivisions	1,234,088	(57,659)	62,396	(12,046)	1,296,484	(69,705)

Total fixed maturity securities	$1,938,192	$(79,373)	$414,755	$(76,846)	$2,352,947	$(156,219)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Agency residential mortgage-backed securities	$52,300	$(1,329)	$233	$(50)	$52,533	$(1,379)
Non-agency residential mortgage-backed securities	56,290	(1,584)	230,655	(50,830)	286,945	(52,414)
Commercial mortgage-backed securities	12,500	(447)	5,188	(2,712)	17,688	(3,159)
Corporate securities	301,150	(9,005)	61,904	(9,756)	363,054	(18,761)
Collateralized debt obligations	5,451	(587)	130,104	(27,475)	135,555	(28,062)
U.S. Treasury and other U.S. Government guaranteed securities	81,442	(3,362)	—	—	81,442	(3,362)
U.S. Government-sponsored enterprise securities	61,277	(2,012)	—	—	61,277	(2,012)
Obligations of U.S. states, municipalities and political subdivisions	1,169,724	(57,589)	65,337	(11,496)	1,235,061	(69,085)

Total fixed maturity securities	$1,740,134	$(75,915)	$493,421	$(102,319)	$2,233,555	$(178,234)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
Net investment income was attributable to the following:

	Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$86,112	$81,118
Mortgage loans	233	1,913
Short-term investments	48	20
Other	14,162	8,817

	100,555	91,868
Less: Investment expenses	(8,261)	(7,818)

	$92,294	$84,050

Net realized investment (losses) gains arose from the following:

	Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(9,018)	$(17,567)
Mortgage loans	—	(4,891)
Other investments	—	(540)

	(9,018)	(22,998)

Other net realized investment gains:
Fixed maturity securities, available for sale	$6,799	$6,118
Mortgage loans	237	74
Other investments	10	1,700

	7,046	7,892

Total	$(1,972)	$(15,106)

Proceeds from sales of fixed maturity securities during the first three months of 2011 and 2010 were $520.0 million and $105.4 million, respectively. Gross gains of $10.6 million and gross losses of $3.8 million were realized on the 2011 sales and gross gains of $9.4 million and gross losses of $3.3 million were realized on the 2010 sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
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
In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations as to which a decline in fair value is judged to be other than temporary, the amount of the credit loss arising from the impairment of the security is determined by discounting such security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. The key inputs relating to such expected cash flows consist of the future scheduled payments on the underlying loans and the estimated frequency and severity of future defaults on these loans. For those securities as to which the Company recognized credit losses in 2011 as a result of determinations that such securities were other than temporarily impaired, representative default frequency estimates ranged from 2.4% to 4.4% and representative default severity estimates ranged from 45.8% to 59.3%.
In the case of corporate securities as to which a decline in fair value is determined to be other than temporary, the key input utilized to establish the amount of credit loss arising from the impairment of the security is the market price for such security. For each such security, the Company obtains such market price from a single independent nationally recognized pricing service. The Company has not in any instance adjusted the market price so obtained; however, management reviews these prices for reasonableness, taking into account both security-specific factors and its knowledge and understanding of the pricing methodologies used by the service. The credit loss for such security is determined to be equal to the excess of the Company’s amortized cost over such market price, as measured at the time of the impairment; as such, the entirety of the depreciation in market value is deemed to be reflective of credit loss.
During the first three months of 2011, the Company recognized $4.9 million of after-tax other than temporary impairment credit losses. A total of $5.9 million of after-tax impairment losses was recognized, including an additional $1.0 million of after-tax losses previously recognized as a component of accumulated other comprehensive income on the balance sheet that became credit losses during the first three months of 2011. Impairment losses were offset by $4.6 million of after-tax other realized investment gains resulting a net of $1.3 million after-tax realized investment losses being recognized during the period.
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

	Three Months Ended
	March 31
	2011	2010
Balance at the beginning of the period	$79,602	$89,658
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	732	6,987
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	7,666	7,501
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(7,826)	(18,054)

Balance at the end of the period	$80,174	$86,092

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The gross unrealized losses at March 31, 2011 are attributable to 1,254 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $3.4 million. At March 31, 2011 approximately 48.2% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 59.6% of the aggregate gross unrealized losses at March 31, 2011, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At March 31, 2011, the Company held approximately $755.3 million of insured municipal fixed maturity securities, which represented approximately 11% of the Company’s total invested assets. These securities had a weighted average credit rating of “A” by nationally recognized statistical rating organizations at March 31, 2011. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $715.6 million at March 31, 2011, the weighted average credit rating at such date by such organizations was “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at March 31, 2011 included National Public Finance Guarantee Corp. ($279.6 million), Assured Guaranty ($215.1 million), Ambac Financial Group, Inc. ($151.9 million), Financial Guaranty Insurance Company ($35.9 million) and Radian ($24.7 million). At March 31, 2011, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
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
Collateralized debt obligations consist of collateralized loan obligations. The Company’s valuation techniques relating to this class of securities utilize non-binding broker quotes as the key input. As this input is generally unobservable, collateralized debt obligations are categorized in Level 3 of the fair value hierarchy.
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
Other investments held at fair value primarily consist of equity securities available for sale and trading account securities. These investments are primarily valued at quoted active market prices and are therefore categorized in Level 1 of the fair value hierarchy. For private equity investments, since quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on assessments of each underlying investment and the inputs utilized in these reviews include, among other things, the evaluation of financing and sale transactions with third parties, expected cash flows, material events and market-based information. These

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
investments are included in Level 3 of the fair value hierarchy.
Assets held in the separate account represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk. These assets are invested in interests in a limited liability company that invests in funds which trade in various financial instruments. This limited liability company, all of whose interests are owned by the Company’s separate account, utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. As such, these funds’ financial statements constitute the key input in the Company’s valuation of its investment in this limited liability company. The Company concluded that the value calculated using the equity method of accounting on its investment in this limited liability company was reflective of the fair market value of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and which are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. These investments are included in Level 3 of the fair value hierarchy.
Other liabilities measured at fair value consist of securities sold, not yet purchased. These securities are valued using the quoted active market prices of the securities sold and are categorized in Level 1 of the fair value hierarchy.
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$683,773	$—	$673,574	$10,199
Non-agency residential mortgage-backed securities	815,958	—	775,893	40,065
Commercial mortgage-backed securities	36,917	—	35,745	1,172
Corporate securities	1,643,270	907	1,569,339	73,024
Collateralized debt obligations	181,832	—	—	181,832
U.S. Treasury and other U.S. Government guaranteed securities	177,846	126,126	43,605	8,115
U.S. Government-sponsored enterprise securities	111,451	—	82,133	29,318
Obligations of U.S. states, municipalities and political subdivisions	2,214,335	1,343	2,212,992	—
Other investments	154,738	149,174	—	5,564
Assets held in separate account	129,428	—	—	129,428

Total	$6,149,548	$277,550	$5,393,281	$478,717

Liabilities:
Other liabilities	$85,598	$85,598	$—	$—

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Three Months Ended March 31, 2011
			Total Gains
			(Losses)
		Total Gains	Included in
	Balance at	(Losses)	Other Com-				Transfers	Transfers	Balance
	Beginning	Included in	prehensive				Into	Out of	End of the
	of Year	Earnings	Income	Purchases	Issuances	Settlements	Level 3	Level 3	Period
					(dollars in thousands)
Agency residential mortgage- backed securities	$11,266	$(19)	$(60)	$—	$—	$(988)	$—	$—	$10,199
Non-agency residential mortgage- backed securities	37,520	139	(283)	3,871	—	(1,182)	—	—	40,065
Commercial mortgage-backed securities	1,327	—	(14)	—	—	(141)	—	—	1,172
Corporate securities	60,968	(26)	(1,063)	18,576	—	(3,573)	1,645	(3,503)	73,024
Collateralized debt obligations	175,184	2,201	14,144	—	—	(9,697)	—	—	181,832
U.S. Treasury and other U.S. Government guaranteed securities	9,015	(3)	(791)	—	—	(106)	—	—	8,115
U.S. Government-sponsored enterprise securities	4,020	6	(10)	23,269	—	—	2,033	—	29,318
Obligations of U.S. states, municipalities and political subdivisions	2,855	—	(63)	—	—	—	—	(2,792)	—
Other investments	6,449	—	65	3	—	—	—	(953)	5,564
Assets held in separate account	123,674	—	—	5,754	—	—	—	—	129,428

Total	$432,278	$2,298	$11,925	$51,473	$—	$(15,687)	$3,678	$(7,248)	$478,717

The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Assets:
Short-term investments	$267,389	$267,389	$334,215	$334,215
Other investments	458,605	458,605	351,678	351,678

Liabilities:
Policyholder account balances	$1,667,250	$1,767,406	$1,662,932	$1,761,795
Corporate debt	375,000	408,450	375,000	402,618
Junior subordinated debentures	175,000	167,491	175,000	161,541
Advances from Federal Home Loan Bank	55,342	70,006	55,342	70,046
Liabilities related to separate account	129,428	129,428	123,674	123,674
The carrying values for short-term investments approximate fair values based on the nature of the investments. Other investments primarily include investment funds organized as limited partnerships and limited liability companies and real estate investments held by limited liability companies, which are reflected in the Company’s financial statements under the equity method of accounting. In determining the fair values of such investments for purposes of this footnote disclosure, the Company concluded that the values calculated using the equity method of accounting was reflective of the fair market values of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The carrying values of all other invested assets and separate account liabilities approximate their fair value.
The fair values of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $80.0 million and $82.1 million at March 31, 2011 and December 31, 2010, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
The Company believes that the fair value of its variable rate long-term debt is equal to its carrying value, since the variable rates of interest on this debt are reflective of market conditions in effect from time to time. The fair values of the 7.875% Senior Notes due 2020, the outstanding borrowings under the Company’s Credit Agreement with Bank of America, N.A., as administrative agent, and a group of lenders and the 7.376% fixed-to-floating rate junior subordinated debentures due 2067 are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.
Note D — Segment Information

	Three Months Ended
	March 31,
	2011	2010
	dollars in thousands)
Revenues:
Group employee benefit products	$421,293	$386,291
Asset accumulation products	34,112	31,597
Other (1)	13,288	13,925

	468,693	431,813
Net realized investment losses	(1,972)	(15,106)

	$466,721	$416,707

Operating income (loss):
Group employee benefit products	$76,078	$69,068
Asset accumulation products	9,703	10,412
Other (1)	(7,791)	(7,317)

	77,990	72,163
Net realized investment losses	(1,972)	(15,106)

	$76,018	$57,057

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E — Comprehensive Income
Total comprehensive income attributable to common shareholders is comprised of net income attributable to shareholders and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income and the change in net periodic pension cost. Total comprehensive income attributable to common shareholders was $60.5 million and $59.4 million for the first three months of 2011 and 2010, respectively. Net unrealized gains on securities available for sale increased $10.2 million and $22.6 million in the first three months of 2011 and 2010, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F — Stock-Based Compensation
The Company recognized stock-based compensation expenses of $2.2 million and $2.1 million in the first quarters of 2011 and 2010, respectively. The remaining unrecognized compensation expense related to unvested awards at March 31, 2011 was $17.7 million and the weighted average period of time over which this expense will be recognized is 3.2 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Expected volatility	43.9%	42.8%
Expected dividends	1.4%	1.9%
Expected lives of options (in years)	6.0	6.1
Risk-free rate	2.6%	2.7%
The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2011 and 2010 for which the Company had sufficient historical exercise data. The Company used the “simplified method” to estimate the expected life of certain options granted in 2010 for which sufficient historical data was not available. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2011	3,989,995	$29.10
Granted	494,012	30.94
Exercised	(117,701)	23.78
Forfeited	(1,800)	21.24
Expired	—	—

Outstanding at March 31, 2011	4,364,506	29.45	6.7	$14,496

Exercisable at March 31, 2011	2,395,130	$30.50	5.6	$7,037
The weighted average grant date fair value of options granted during the first quarters of 2011 and 2010 was $12.19 and $7.89, respectively. The cash proceeds from stock options exercised were $2.8 million and $0.3 million in the first quarters of 2011 and 2010, respectively. The total intrinsic value of options exercised during the first quarters of 2011 and 2010 was $0.8 million and $1.6 million, respectively. The Company’s actual benefits from the tax deductions realized in excess of recognized compensation cost were $0.2 million and $0.5 million in the first quarters of 2011 and 2010, respectively, and are included as a component of additional paid in capital.
At March 31, 2011, 4,273,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.50, a weighted average contractual term of 4.1 years and an intrinsic value of $22.7 million. 3,613,250 of such options with a weighted average exercise price of $25.33, a weighted average contractual term of 3.4 years and an intrinsic value of $19.9 million were exercisable at March 31, 2011. At March 31, 2011, a total of 238,396 performance-contingent restricted shares were outstanding.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income attributable to shareholders	$50,224	$36,516

Denominator:
Weighted average common shares outstanding	55,921	55,160
Effect of dilutive securities	813	297

Weighted average common shares outstanding, assuming dilution	56,734	55,457

Basic results per share of common stock:
Net income attributable to shareholders	$0.90	$0.66

Diluted results per share of common stock:
Net income attributable to shareholders	$0.89	$0.66

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
In recent years, the Company has benefited from the stable market conditions prevailing for its excess workers’ compensation products as to pricing and other contract terms. However, because pricing in the primary workers’ compensation market has been increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools; sectors whose payroll levels generally have been less adversely affected by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products. During the first three months of 2011, the Company achieved significantly improved levels of new business production, as well as improvements in pricing, for these products.
For its other group employee benefit products, the Company is continuing to experience challenging market conditions from a competitive standpoint. These conditions, in addition to the continuing effects of the recent recession on employment and wage levels have, in recent years, adversely impacted the Company’s ability to achieve levels of new business production and growth in premiums for these products. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. During the first three months of 2011, the Company achieved significantly improved levels of new business production, as well as improvements in pricing, for these products. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company is generally marketing this product with a fixed indemnity benefit structure that is exempt from certain of the requirements of the federal health care reform legislation; however, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. In addition, the Company has issued fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in corresponding principal amounts. At their maturity in March 2011, the Company repaid the remaining $65.0 million in aggregate principal amount of these funding agreements, resulting in a corresponding repayment of the funding agreement-backed notes, and no such funding agreements remain outstanding. From time to time, the Company acquires blocks of existing SPDA and FPA policies from other insurers through indemnity assumed reinsurance transactions. The Company believes that funding agreements and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.
The management of the Company’s investment portfolio is an important component of its profitability. In recent years, the Company has repositioned its investment portfolio to reduce its holdings of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments; in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the market conditions of recent years, the Company has been maintaining a significant proportion of its portfolio in short-term investments, which totaled $267.4 million and $334.2 million at March 30, 2011 and December 31, 2010, respectively. The Company has made progress in its recent efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, continues to be challenging from the standpoint of making new investments on attractive terms, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2010 and in the first three months of 2011, during which favorable market conditions prevailed. However, market conditions may worsen and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the levels of the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary decreased significantly in 2010 and the first quarter of 2011 as compared to 2009, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2010 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2010 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”.

Results of Operations
Three Months Ended March 31, 2011 Compared to
Three Months Ended March 31, 2010
Summary of Results. Net income attributable to shareholders was $50.2 million, or $0.89 per diluted share, for the first quarter of 2011 as compared to $36.5 million, or $0.66 per diluted share, for the first quarter of 2010. Net income in the first quarter of 2011 and 2010 included net realized investment losses, net of the related income tax expense, of $1.3 million, or $0.02 per diluted share, and $9.8 million, or $0.18 per diluted share, respectively. Net income in the first quarter of 2011 as compared to the prior period benefited from growth in income from the Company’s core group employee benefit products, an increase in net investment income and a decrease in the level of realized investment losses. Net realized investment losses in the first quarter of 2011 and 2010 included losses, net of the related income tax benefit, of $5.9 million, or $0.10 per diluted share, and $15.0 million, or $0.27 per diluted share, respectively, due to credit loss-related impairments in the values of certain investments.
The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the fair value of an investment is other than temporary. Early retirement of senior notes occurs based on management’s decision to redeem or repurchase these notes prior to maturity. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.
Operating earnings were $51.5 million, or $0.91 per diluted share, in the first quarter of 2011 compared to $46.3 million, or $0.84 per diluted share. This increase is primarily due to an increase in net investment income and growth in income from the Company’s core group employee benefit products.
The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Three Months Ended
	March 31,
	2011	2010
Operating earnings	$51,506	$46,335
Net realized investment losses, net of taxes (A)	(1,282)	(9,819)

Net income attributable to shareholders	$50,224	$36,516

Diluted results per share of common stock
Operating earnings	$0.91	$0.84
Net realized investment losses, net of taxes (A)	(0.02)	(0.18)

Net income attributable to shareholders	$0.89	$0.66

(A)	Net of an income tax benefit of $0.7 million and $5.3 million, or $0.01 per diluted share and $0.10 per diluted share, for the three months ended March 31, 2011 and 2010, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

Premium and Fee Income. Premium and fee income for the first quarter of 2011 was $376.4 million as compared to $347.8 million for the first quarter of 2010, an increase of 8%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and assumed workers’ compensation and casualty reinsurance, increased 8% to $359.4 million for the first quarter of 2011 from $333.3 million for the first quarter of 2010, reflecting higher new business production, price increases and improved persistency. New business production for the Company’s core group employee benefit products increased 41% to $82.5 million in the first quarter of 2011 from $58.5 million in the first quarter of 2010. Premiums from excess workers’ compensation insurance for self-insured employers increased 10% to $74.9 million in the first quarter of 2011 from $68.0 million in the first quarter of 2010. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $19.1 million in the first quarter of 2011 as compared to $13.4 million in the first quarter of 2010, an increase of 42%. Premiums from assumed workers’ compensation and casualty reinsurance increased 51% to $17.3 million in the first quarter of 2011 from $11.4 million in the first quarter of 2010. Assumed workers’ compensation and casualty reinsurance production was $7.3 million in the first quarter of 2011 as compared to $5.1 million in the first quarter of 2010, an increase of 43%. SNCC’s rates for its 2011 renewal policies increased 3% and SIRs on average are up 2% in 2011 for new and renewal policies. SNCC’s retention of its existing excess workers’ compensation customers remained strong in the first quarter of 2011.
During the first quarter of 2011, premiums from the Company’s other core group employee benefit products increased 5% to $267.2 million in the first quarter of 2011 from $253.9 million in the first quarter of 2010. Premiums from the Company’s group life products increased 6% to $103.4 million in the first quarter of 2011 from $97.9 million in the first quarter of 2010. Premiums from the Company’s group disability products increased 5% to $140.8 million in the first quarter of 2011 from $134.4 million in the first quarter of 2010. Premiums from the Company’s turnkey disability business were $12.2 million during the first quarter of 2011 compared to $13.3 million during the first quarter of 2010. New business production for the Company’s other core group employee benefit products increased 40% to $56.1 million in the first quarter of 2011 from $40.0 million in the first quarters of 2010. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. In addition, the Company has increased pricing levels for new long-term disability insurance customers as a result of the decrease in the discount rate for its disability reserves that was implemented in 2010. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $25.0 million in the first quarter of 2011 as compared to $5.1 million in the first quarter of 2010.
Deposits from the Company’s asset accumulation products were $97.6 million in the first quarter of 2011 as compared to $38.8 million in the first quarter of 2010, an increase of 152%. This increase reflects the continuation during the first quarter of 2011 of the advantageous conditions for the Company in the fixed annuity marketplace which emerged during the second half of 2010. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2011 in an effort to achieve its targeted interest rate spreads on these products. The Company’s funds under management increased 20% to $1,728.4 million at March 31, 2011 up from $1,440.9 million at March 31, 2010.
Net Investment Income. Net investment income in the first quarter of 2011 was $92.3 million as compared to $84.1 million in the first quarter of 2010, an increase of 10%. This increase reflects a 13% increase in average invested assets to $6,598.3 million in 2011 from $5,814.3 million in 2010, a higher level of investment income from the Company’s fixed maturity security portfolio and strong performance on the part of the Company’s investments in investment funds organized as limited partnerships and limited liability companies. The tax equivalent weighted average annualized yield on invested assets was 6.0% and 6.2% in for the first quarter of 2011 and 2010, respectively.
Net Realized Investment Losses. Net realized investment losses were $2.0 million in the first quarter of 2011 as compared to $15.1 million in the first quarter of 2010. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $7.5 million of new credit losses in the first quarter of 2011 due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments. In total, $9.0 million of impairment losses were recognized, including an additional $1.5 million of losses previously recognized as a component of accumulated other comprehensive income on the balance sheet that became credit losses during the first three months of 2011. During the first quarter of 2010, the Company recognized $27.3 million of losses due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $23.0 million was recognized as realized investment losses related to credit losses and $4.3 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2011 and 2010, the Company recognized $7.0 million and $7.9 million, respectively, of net gains on sales of securities.
The Company may continue to recognize losses due to other than temporary declines in security fair values in the future, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, expected future cash flows from structured securities, the outlook for the performance by the security issuers of their obligations and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2010 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources — Investments.”
Benefits and Expenses. Policyholder benefits and expenses were $390.7 million in the first quarter of 2011 as compared to $359.7 million in the first quarter of 2010. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.2% and 94.6% in the first quarters of 2011 and 2010, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 4.0% and 4.2% in the first quarters of 2011 and 2010, respectively.
Interest Expense. Interest expense was $9.3 million in the first quarter of 2011 as compared to $10.6 million in the first quarter of 2010. This decrease primarily reflects a decrease in interest expense associated with the 2033 Senior Notes, which were redeemed during 2010, partially offset by an increase in interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010.
Income Tax Expense. Income tax expense was $16.4 million in the first quarter of 2011 as compared to $9.9 million in the first quarter of 2010. This increase primarily reflects the decrease in the income tax benefit resulting from realized investment losses, as well as a higher level of operating income. The Company’s effective tax rate was 24.6% and 21.3% in the first quarter of 2011 and 2010, respectively.
Liquidity and Capital Resources
General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under its bank credit facility and interest payments on the 2020 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The 2020 Senior Notes and 2007 Junior Debentures are not subject to any sinking fund requirements and contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H to the Consolidated Financial Statements included in the 2010 Form 10-K.
In December 2010, the Company entered into a Credit Agreement with Bank of America, N.A. as administrative agent and a group of banking institutions (the “Credit Agreement”), which provides for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. Concurrently with the consummation of the Credit Agreement, the Company terminated the Prior Credit Agreement, which was scheduled to expire in October 2011. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies based upon the specified ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of March 31, 2011, the

Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. At March 31, 2011, the Company had $125.0 million of outstanding borrowings and $175.0 million of borrowings remaining available under the Credit Agreement.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $152.5 million of financial resources available at the holding company level at March 31, 2011, primarily comprised of short-term investments and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Credit Agreement. During 2011, the Company’s insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $98.0 million, in addition to the dividend payments of $53.8 million made during the first three months of 2011. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements which had maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. Based on the Company’s investment at risk compared to that of the holders of the funding agreement-backed notes, the Company concluded that it was not the primary beneficiary of the special purpose vehicle that issued the funding agreement-backed notes. During the first quarter of 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity. During the first quarter of 2011, the Company repaid the remaining $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $6,746.1 million at March 31, 2011, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $321.0 million at March 31, 2011. At March 31, 2011, the total carrying value of the portfolio of private placement corporate loans, mortgage loans, real estate and interests in limited partnerships and limited liability companies managed on the Company’s behalf by Fortress Investment Group LLC was $37.7 million.
During the first three months of 2011, the market value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $20.3 million from year-end 2010, before the related decrease in the cost of business acquired of $4.6 million and a decrease in the federal income tax provision of $5.5 million. At March 31, 2011, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $242.6 million (of which $186.1 million was attributable to investment grade securities) and $156.2 million (of which $93.1 million was attributable to investment grade securities), respectively. During the first three months of 2011, the Company recognized pre-tax net investment losses of $2.0 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations, based upon the highest of the ratings assigned to the respective securities, was “A” at March 31, 2011. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Cash Flows. Operating activities increased cash by $117.4 million and $101.5 million in the first three months of 2011 and 2010, respectively. Net investing activities used $95.7 million and $144.1 million of cash during the first three months of 2011 and 2010, respectively, primarily for the purchase of securities. Financing activities used $1.5 million of cash during the first three months of 2011, reflecting, among other things, the repayment of $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity. During the first three months of 2010, financing activities provided $39.0 million of cash, principally from the issuance of the 2020 Senior Notes, partially offset by the full repayment of the then outstanding borrowings under the Amended Credit Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2010.
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
Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results
In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.
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

In addition, the Company is a party to various other litigation and proceedings in the course of its business, primarily involving its insurance operations. In some cases, these proceedings entail claims against the Company for punitive damages and similar types of relief. The ultimate disposition of such litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”, updates and supercedes the discussion contained therein relating to this risk factor.
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
On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of its adoption, the Company made an after-tax reduction to its retained earnings at January 1, 2010 in the amount of $60.0 million, net of an income tax benefit of $32.3 million, which represents the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet. In addition, this adoption resulted in the restatement of certain financial information for 2010.
Item 6. Exhibits
11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Senior Vice President and Treasurer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from the Company’s Quarterly Report on From 10-Q for the three months ended March 31, 2011, formatted in XBRL: (i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Equity for the three months ended March 31,2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 10, 2011