Form 10-Q
period 2011-06-30
DELPHI FINANCIAL GROUP INC/DE
filed 2011-08-09
CIK 859139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting entity. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 29, 2011, the Registrant had 49,263,977 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.
FORM 10-Q
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Revenue:
Premium and fee income	$385,012	$352,566	$761,411	$700,329
Net investment income	83,191	78,234	175,485	162,284
Net realized investment gains (losses):
Total other than temporary impairment losses	(7,775)	(21,659)	(15,314)	(48,932)
Portion of other than temporary impairment losses recognized in other comprehensive income	2,432	826	953	5,101

Net impairment losses recognized in earnings	(5,343)	(20,833)	(14,361)	(43,831)
Other net realized investment gains	6,466	6,959	13,512	14,851

	1,123	(13,874)	(849)	(28,980)
Loss on early retirement of senior notes	—	(212)	—	(212)

Total revenues	469,326	416,714	936,047	833,421

Benefits and expenses:
Benefits, claims and interest credited to policyholders	273,163	244,687	544,428	491,008
Commissions	23,967	23,794	46,535	45,190
Amortization of cost of business acquired	19,025	16,848	37,986	33,911
Other operating expenses	78,145	75,818	156,054	150,688

	394,300	361,147	785,003	720,797

Operating income	75,026	55,567	151,044	112,624

Interest expense:
Corporate debt	6,007	8,264	12,017	15,587
Junior subordinated debentures	3,248	3,248	6,490	6,489

	9,255	11,512	18,507	22,076

Income before income tax expense	65,771	44,055	132,537	90,548
Income tax expense	15,762	9,385	32,157	19,297

Net income	50,009	34,670	100,380	71,251
Less: Net income attributable to noncontrolling interest	582	8	729	73

Net income attributable to shareholders	$49,427	$34,662	$99,651	$71,178

Basic results per share of common stock:
Net income attributable to shareholders	$0.88	$0.63	$1.78	$1.29

Diluted results per share of common stock:
Net income attributable to shareholders	$0.87	$0.62	$1.75	$1.28

Dividends paid per share of common stock	$0.12	$0.10	$0.23	$0.20
See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 30,	December 31,
	2011	2010
		(Restated)
Assets:
Investments:
Fixed maturity securities, available for sale	$6,181,482	$5,717,090
Short-term investments	228,486	334,215
Other investments	614,180	498,678

	7,024,148	6,549,983
Cash	90,271	72,806
Cost of business acquired	140,872	149,325
Reinsurance receivables	357,010	360,255
Goodwill	93,929	93,929
Other assets	337,274	311,577
Assets held in separate account	126,213	123,674

Total assets	$8,169,717	$7,661,549

Liabilities and Equity:
Future policy benefits:
Life	$338,545	$331,816
Disability and accident	822,360	812,258
Unpaid claims and claim expenses:
Life	54,362	53,763
Disability and accident	462,648	457,642
Casualty	1,420,822	1,314,910
Policyholder account balances	1,884,029	1,753,744
Corporate debt	375,000	375,000
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Other liabilities and policyholder funds	774,815	673,270
Liabilities related to separate account	126,213	123,674

Total liabilities	6,489,136	6,126,419

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,676,218 and 56,463,776 shares issued and outstanding, respectively	567	565
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	692,696	682,816
Accumulated other comprehensive income	78,231	30,932
Retained earnings	1,100,128	1,013,369
Treasury stock, at cost; 7,761,216 shares of Class A Common Stock, and 227,216 shares of Class B Common Stock	(197,246)	(197,246)

Total shareholders’ equity	1,674,436	1,530,496
Noncontrolling interest	6,145	4,634

Total equity	1,680,581	1,535,130

Total liabilities and equity	$8,169,717	$7,661,549

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Thousands)
(Unaudited)

				Accumulated
				Other
	Class A	Class B	Additional	Comprehensive			Total	Non-
	Common	Common	Paid in	Income	Retained	Treasury	Shareholders’	controlling	Total
	Stock	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interest	Equity
Balance, January 1, 2010	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565
Cumulative effect adjustment	—	—	—	—	(60,002)	—	(60,002)	—	(60,002)

Adjusted balance January 1, 2010	560	60	661,895	(33,956)	867,704	(197,246)	1,299,017	3,546	1,302,563

Net income	—	—	—	—	71,178	—	71,178	73	71,251
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	62,715	—	—	62,715	—	62,715
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	3,930	—	—	3,930	—	3,930
Decrease in net loss on cash flow hedge	—	—	—	473	—	—	473	—	473
Change in net periodic pension cost	—	—	—	102	—	—	102	—	102

Comprehensive income							138,398	73	138,471
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,237)	(2,237)
Issuance of deferred and restricted shares and exercise of stock options	2	—	5,741	—	—	—	5,743	—	5,743
Stock-based compensation	—	—	3,428	—	—	—	3,428	—	3,428
Cash dividends	—	—	—	—	(11,054)	—	(11,054)	—	(11,054)

Balance, June 30, 2010	$562	$60	$671,064	$33,264	$927,828	$(197,246)	$1,435,532	$1,382	$1,436,914

Balance, January 1, 2011	$565	$60	$682,816	$30,932	$1,013,369	$(197,246)	$1,530,496	$4,634	$1,535,130

Net income	—	—	—	—	99,651	—	99,651	729	100,380
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	44,462	—	—	44,462	—	44,462
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	2,682	—	—	2,682	—	2,682
Change in net periodic pension cost	—	—	—	155	—	—	155	—	155

Comprehensive income							146,950	729	147,679
Net contribution from noncontrolling interest	—	—	—	—	—	—	—	782	782
Issuance of deferred and restricted shares and exercise of stock options	2	—	9,116	—	—	—	9,118	—	9,118
Stock-based compensation	—	—	764	—	—	—	764	—	764
Cash dividends	—	—	—	—	(12,892)	—	(12,892)	—	(12,892)

Balance, June 30, 2011	$567	$60	$692,696	$78,231	$1,100,128	$(197,246)	$1,674,436	$6,145	$1,680,581

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
		(Restated)
Operating activities:
Net income attributable to shareholders	$99,651	$71,178
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	149,619	84,646
Net change in reinsurance receivables and payables	(4,016)	(11,574)
Amortization, principally the cost of business acquired and investments	16,626	24,624
Deferred costs of business acquired	(45,230)	(34,273)
Net realized losses on investments	849	28,980
Net change in federal income taxes	25,534	(5,473)
Other	(45,373)	(25,398)

Net cash provided by operating activities	197,660	132,710

Investing activities:
Purchases of investments and loans made	(1,574,882)	(936,660)
Sales of investments and receipts from repayment of loans	1,002,719	494,984
Maturities of investments	171,331	176,718
Net change in short-term investments	105,729	55,689
Change in deposit in separate account	—	(2,965)

Net cash used by investing activities	(295,103)	(212,234)

Financing activities:
Deposits to policyholder accounts	252,096	122,809
Withdrawals from policyholder accounts	(129,235)	(54,905)
Proceeds from issuance of 2020 Senior Notes	—	250,000
Principal payments under bank credit facility	—	(222,000)
Early retirement of senior notes	—	(5,000)
Cash dividends paid on common stock	(12,892)	(11,054)
Other financing activities	4,939	2,095

Net cash provided by financing activities	114,908	81,945

Increase in cash	17,465	2,421
Cash at beginning of year	72,806	65,464

Cash at end of period	$90,271	$67,885

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A —Significant Accounting Policies
The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the June 30, 2010 consolidated financial statements to conform to the June 30, 2011 presentation. In addition, as discussed below under the caption “Accounting Changes,” certain 2010 financial information has been restated as a result of the Company’s adoption of a new accounting principle. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2010 Form 10-K.
Accounting Changes
The Company defers certain costs relating to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting and certain sales support expenses, when incurred. On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board (“FASB”) limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of adopting this guidance, the Company made an after-tax reduction to its retained earnings at January 1, 2010 in the amount of $60.0 million, net of an income tax benefit of $32.3 million, which represents the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet, and net income attributable to shareholders was reduced by $0.04 per diluted share and $0.06 per diluted share for the three and six months ended June 30, 2010, respectively. This adoption also resulted in the restatement of certain other financial information for 2010.
On January 1, 2011, the Company adopted new guidance issued by the FASB clarifying that an insurance company should not consider any interests of its separate accounts in an investment to be the insurer’s own interests and should not combine those interests with any interest of its general account in the same investment when assessing the investment for consolidation. Insurance companies are also required to consider a separate account as a subsidiary for purposes of evaluating whether the application of specialized accounting for investments in consolidation is appropriate. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note A —Significant Accounting Policies — (Continued)
Recently Issued Accounting Standards
In May 2011, the FASB issued new guidance regarding fair value measurements in order to have a common fair value measurement and disclosure requirement for purposes of both GAAP and International Financial Reporting Standards. This guidance further elaborates upon techniques used in measuring fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is not permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or the calculation or presentation of earnings per share. This guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with early adoption permitted. Because the new guidance affects financial statement presentation only, it will have no impact on the Company’s consolidated financial position or results of operations.
Note B — Investments
At June 30, 2011, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $6,181.5 million and an amortized cost of $6,027.7 million. At December 31, 2010, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $5,717.1 million and an amortized cost of $5,650.6 million. Declines in market value relative to such securities’ amortized cost which are determined to be other than temporary pursuant to the Company’s methodology for such determinations and to represent credit losses are reflected as reductions in the amortized cost of such securities, as further discussed below.
The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	June 30, 2011
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$640,888	$42,324	$(1,158)	$—	$682,054
Non-agency residential mortgage-backed securities	777,566	68,734	(19,865)	(20,555)	805,880
Commercial mortgage-backed securities	83,492	977	(1,078)	(61)	83,330
Corporate securities	1,701,008	87,531	(20,374)	(390)	1,767,775
Collateralized debt obligations	232,771	7,993	(19,012)	(1,628)	220,124
U.S. Treasury and other U.S. Government guaranteed securities	129,348	4,709	(1,385)	—	132,672
U.S. Government-sponsored enterprise securities	109,853	213	(1,309)	—	108,757
Obligations of U.S. states, municipalities and political subdivisions	2,352,794	57,326	(29,230)	—	2,380,890

Total fixed maturity securities	$6,027,720	$269,807	$(93,411)	$(22,634)	$6,181,482

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

The following table contains information, as of June 30, 2011, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and subprime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of June 30, 2011. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.0%), New York (7.4%) and Florida (6.9%).

	Non-Agency Prime RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
			(dollars in thousands)
2001 and prior	$1,861	$—	$—	$—	$—	$1,861
2002	8,186	187	3,892	—	603	12,868
2003	67,561	1,404	2,528	3,152	10,154	84,799
2004	25,029	16,006	—	4,739	6,013	51,787
2005	11,639	5,893	1,511	17,970	67,131	104,144
2006	14,367	564	—	—	22,836	37,767
2007	5,085	—	—	—	69,900	74,985
2008	820	—	—	—	487	1,307

Total	$134,548	$24,054	$7,931	$25,861	$177,124	$369,518

(1)	The securities enumerated in this column include securities having a total of $160.2 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)

	Non-Agency Alt-A RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
			(dollars in thousands)
2001 and prior	$—	$—	$—	$1,679	$—	$1,679
2002	176	1,551	—	—	—	1,727
2003	44,466	—	—	—	1,100	45,566
2004	19,835	1,892	1,413	—	1,810	24,950
2005	7,083	17,811	—	1,039	43,840	69,773
2006	11,377	—	—	7,808	78,954	98,139
2007	275	—	—	—	126,219	126,494
2010	—	—	3,875	—	—	3,875

Total	$83,212	$21,254	$5,288	$10,526	$251,923	$372,203

(1)	The securities enumerated in this column include securities having a total of $191.0 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Subprime RMBS – Fair Value
					BB and
Vintage	AAA	AA	A	BBB	Below (1)	Total
			(dollars in thousands)
2003	$10,511	$—	$1,096	$—	$—	$11,607
2004	9,912	—	—	184	3,347	13,443
2005	18,087	—	—	—	17,672	35,759
2006	—	—	—	1,411	820	2,231
2007	—	—	—	—	1,119	1,119

Total	$38,510	$—	$1,096	$1,595	$22,958	$64,159

(1)	The securities enumerated in this column include securities having a total of $19.9 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.
The amortized cost and fair value of fixed maturity securities available for sale at June 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$640,888	$682,054
Non-agency residential mortgage-backed securities	777,566	805,880
Commercial mortgage-backed securities	83,492	83,330

Other fixed maturity securities:
One year or less	116,999	112,272
Greater than 1, up to 5 years	628,028	652,335
Greater than 5, up to 10 years	1,127,762	1,146,070
Greater than 10 years	2,652,985	2,699,541

Total	$6,027,720	$6,181,482

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Agency residential mortgage-backed securities	$60,682	$(1,142)	$227	$(16)	$60,909	$(1,158)
Non-agency residential mortgage- backed securities	74,521	(2,694)	204,665	(37,726)	279,186	(40,420)
Commercial mortgage-backed securities	23,141	(582)	4,484	(557)	27,625	(1,139)
Corporate securities	381,991	(12,129)	45,576	(8,635)	427,567	(20,764)
Collateralized debt obligations	82,560	(1,703)	68,710	(18,937)	151,270	(20,640)
U.S. Treasury and other U.S. Government guaranteed securities	47,236	(1,385)	—	—	47,236	(1,385)
U.S. Government-sponsored enterprise securities	54,455	(1,309)	—	—	54,455	(1,309)
Obligations of U.S. states, municipalities and political subdivisions	741,361	(19,413)	62,611	(9,817)	803,972	(29,230)

Total fixed maturity securities	$1,465,947	$(40,357)	$386,273	$(75,688)	$1,852,220	$(116,045)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Agency residential mortgage-backed securities	$52,300	$(1,329)	$233	$(50)	$52,533	$(1,379)
Non-agency residential mortgage- backed securities	56,290	(1,584)	230,655	(50,830)	286,945	(52,414)
Commercial mortgage-backed securities	12,500	(447)	5,188	(2,712)	17,688	(3,159)
Corporate securities	301,150	(9,005)	61,904	(9,756)	363,054	(18,761)
Collateralized debt obligations	5,451	(587)	130,104	(27,475)	135,555	(28,062)
U.S. Treasury and other U.S. Government guaranteed securities	81,442	(3,362)	—	—	81,442	(3,362)
U.S. Government-sponsored enterprise securities	61,277	(2,012)	—	—	61,277	(2,012)
Obligations of U.S. states, municipalities and political subdivisions	1,169,724	(57,589)	65,337	(11,496)	1,235,061	(69,085)

Total fixed maturity securities	$1,740,134	$(75,915)	$493,421	$(102,319)	$2,233,555	$(178,234)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
Net investment income was attributable to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$86,895	$80,500	$173,007	$161,183
Mortgage loans	1,348	1,405	1,581	3,318
Short-term investments	47	17	95	37
Other	2,534	2,095	16,696	11,347

	90,824	84,017	191,379	175,885
Less: Investment expenses	(7,633)	(5,783)	(15,894)	(13,601)

	$83,191	$78,234	$175,485	$162,284

Net realized investment gains (losses) arose from the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(4,996)	$(9,395)	$(14,014)	$(26,962)
Mortgage loans	—	(10,210)	—	(15,101)
Other investments	(347)	(1,228)	(347)	(1,768)

	(5,343)	(20,833)	(14,361)	(43,831)

Other net realized investment gains:
Fixed maturity securities, available for sale	4,832	5,628	11,631	11,746
Mortgage loans	53	345	290	419
Other investments	1,581	986	1,591	2,686

	6,466	6,959	13,512	14,851

Total	$1,123	$(13,874)	$(849)	$(28,980)

Proceeds from sales of fixed maturity securities during the first six months of 2011 and 2010 were $701.5 million and $257.5 million, respectively. Gross gains of $20.0 million and gross losses of $8.4 million were realized on the 2011 sales and gross gains of $16.3 million and gross losses of $4.6 million were realized on the 2010 sales. Proceeds from sales of fixed maturity securities during the second quarters of 2011 and 2010 were $181.5 million and $153.9 million, respectively. Gross gains of $9.4 million and gross losses of $4.6 million were realized on sales during the second quarter of 2011 and gross gains of $6.9 million and gross losses of $1.3 million were realized on sales during the second quarter of 2010. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.
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
In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations as to which a decline in fair value is judged to be other than temporary, the amount of the credit loss arising from the impairment of the security is determined by discounting such security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. The key inputs relating to such expected cash flows consist of the future scheduled payments on the underlying loans and the estimated frequency and severity of future defaults on these loans. For those securities as to which the Company recognized credit losses in 2011 as a result of determinations that such securities were other than temporarily impaired, representative default frequency estimates ranged from 2.4% to 5.3% and representative default severity estimates ranged from 45.8% to 62.6%.
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
During the first half of 2011, the Company recognized $10.0 million of after-tax other than temporary impairment losses, of which $9.3 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $0.7 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses. Impairment losses were offset by $8.8 million of after-tax other realized investment gains, resulting in a net of $0.6 million after-tax realized investment losses being recognized during the period.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note B — Investments — (Continued)
The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance at the beginning of the period	$80,174	$86,092	$79,602	$89,658
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	1,013	3,377	1,745	10,364
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	3,984	5,710	11,650	13,211
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(9,577)	(12,023)	(17,403)	(30,077)

Balance at the end of the period	$75,594	$83,156	$75,594	$83,156

The gross unrealized losses at June 30, 2011 are attributable to 912 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $4.0 million. At June 30, 2011 approximately 34.9% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 40.9% of the aggregate gross unrealized losses at June 30, 2011, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.
At June 30, 2011, the Company held approximately $834.9 million of insured municipal fixed maturity securities, which represented approximately 12% of the Company’s total invested assets. These securities had a weighted average credit rating of “A” by nationally recognized statistical rating organizations at June 30, 2011. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $785.2 million at June 30, 2011, the weighted average credit rating at such date by such organizations was “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at June 30, 2011 included National Public Finance Guarantee Corp. ($303.8 million), Assured Guaranty ($265.1 million), Ambac Financial Group, Inc. ($157.1 million), Financial Guaranty Insurance Company ($32.9 million) and Radian ($25.3 million). At June 30, 2011, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.
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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)
Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$682,054	$—	$672,476	$9,578
Non-agency residential mortgage-backed securities	805,880	—	771,536	34,344
Commercial mortgage-backed securities	83,330	—	81,925	1,405
Corporate securities	1,767,775	—	1,652,791	114,984
Collateralized debt obligations	220,124	—	666	219,458
U.S. Treasury and other U.S. Government guaranteed securities	132,672	81,205	43,620	7,847
U.S. Government-sponsored enterprise securities	108,757	—	104,721	4,036
Obligations of U.S. states, municipalities and political subdivisions	2,380,890	—	2,377,979	2,911
Other investments	228,859	222,964	—	5,895
Assets held in separate account	126,213	—	—	126,213

Total	$6,536,554	$304,169	$5,705,714	$526,671

Liabilities:
Other liabilities	$85,254	$85,254	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Three Months Ended June 30, 2011
			Total Gains
			(Losses)
	Balance at Beginning	Total Gains (Losses) Included in	Included in Other Com- prehensive				Transfers Into	Transfers Out of	Balance End of the
	of Quarter	Earnings	Income	Purchases	Issuances	Settlements	Level 3	Level 3	Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$10,199	$(19)	$77	$365	$—	$(1,044)	$—	$—	$9,578
Non-agency residential mortgage-backed securities	40,065	132	(888)	—	—	(1,090)	—	(3,875)	34,344
Commercial mortgage-backed securities	1,172	(1)	(20)	396	—	(142)	—	—	1,405
Corporate securities	73,024	1,228	411	57,462	—	(5,337)	—	(11,804)	114,984
Collateralized debt obligations	181,832	1,581	(2,348)	44,257	—	(5,864)	—	—	219,458
U.S. Treasury and other U.S. Government guaranteed securities	8,115	(21)	(79)	—	—	(168)	—	—	7,847
U.S. Government-sponsored enterprise securities	29,318	129	19	4	—	(25,063)	—	(371)	4,036
Obligations of U.S. states, municipalities and political subdivisions	—	—	3	1,606	—	—	1,302	—	2,911
Other investments	5,564	—	—	331	—	—	—	—	5,895
Assets held in separate account (1)	129,428	(2,546)	—	7,225	—	(7,894)	—	—	126,213

Total	$478,717	$483	$(2,825)	$111,646	$—	$(46,602)	$1,302	$(16,050)	$526,671

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note C — Fair Value Measurements — (Continued)

	Six Months Ended June 30, 2011
			Total Gains
			(Losses)
	Balance at Beginning	Total Gains (Losses) Included in	Included in Other Com- prehensive				Transfers Into	Transfers Out of	Balance End of the
	of Year	Earnings	Income	Purchases	Issuances	Settlements	Level 3	Level 3	Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$11,266	$(38)	$17	$365	$—	$(2,032)	$—	$—	$9,578
Non-agency residential mortgage-backed securities	37,520	271	(1,172)	3,873	—	(2,273)	—	(3,875)	34,344
Commercial mortgage-backed securities	1,327	(1)	(34)	396	—	(283)	—	—	1,405
Corporate securities	60,968	1,203	(652)	76,037	—	(8,910)	1,645	(15,307)	114,984
Collateralized debt obligations	175,184	3,783	11,796	44,255	—	(15,560)	—	—	219,458
U.S. Treasury and other U.S. Government guaranteed securities	9,015	(24)	(870)	—	—	(274)	—	—	7,847
U.S. Government-sponsored enterprise securities	4,020	135	10	23,272	—	(25,064)	2,033	(370)	4,036
Obligations of U.S. states, municipalities and political subdivisions	2,855	—	(60)	1,606	—	—	1,302	(2,792)	2,911
Other investments	6,449	—	65	334	—	—	—	(953)	5,895
Assets held in separate account (1)	123,674	3,839	—	23,203	—	(24,503)	—	—	126,213

Total	$432,278	$9,168	$9,100	$173,341	$—	$(78,899)	$4,980	$(23,297)	$526,671

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.
The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Assets:
Short-term investments	$228,486	$228,486	$334,215	$334,215
Other investments	385,321	385,321	351,678	351,678

Liabilities:
Policyholder account balances	$1,801,139	$1,892,500	$1,662,932	$1,761,795
Corporate debt	375,000	408,058	375,000	402,618
Junior subordinated debentures	175,000	169,381	175,000	161,541
Advances from Federal Home Loan Bank	55,342	71,858	55,342	70,046
Liabilities related to separate account	126,213	126,213	123,674	123,674
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
The fair values of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $74.2 million and $82.1 million at June 30, 2011 and December 31, 2010, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.
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
Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(dollars in thousands)
Revenues:
Group employee benefit products	$421,287	$386,872	$842,580	$773,163
Asset accumulation products	33,162	30,490	67,274	62,087
Other (1)	13,754	13,438	27,042	27,363

	468,203	430,800	936,896	862,613
Net realized investment gains (losses)	1,123	(13,874)	(849)	(28,980)
Loss on early retirement of senior notes	—	(212)	—	(212)

	$469,326	$416,714	$936,047	$833,421

Operating income:
Group employee benefit products	$73,082	$65,320	$149,160	$134,388
Asset accumulation products	9,628	11,316	19,331	21,728
Other (1)	(8,807)	(6,983)	(16,598)	(14,300)

	73,903	69,653	151,893	141,816
Net realized investment gains (losses)	1,123	(13,874)	(849)	(28,980)
Loss on early retirement of senior notes	—	(212)	—	(212)

	$75,026	$55,567	$151,044	$112,624

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.
Note E — Comprehensive Income
Total comprehensive income attributable to common shareholders is comprised of net income attributable to shareholders and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income and the change in net periodic pension cost. Total comprehensive income attributable to common shareholders was $147.0 million and $138.4 million for the first six months of 2011 and 2010, respectively, and $86.5 million and $79.0 million for the second quarters of 2011 and 2010, respectively. Net unrealized gains on securities available for sale increased $44.5 million and $62.7 million in the first six months of 2011 and 2010, respectively.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note F — Stock-Based Compensation
The Company recognized stock-based compensation expenses of $4.0 million and $4.5 million in the first six months of 2011 and 2010, respectively, of which $1.8 million and $2.3 million was recognized in the second quarter of 2011 and 2010, respectively. The remaining unrecognized compensation expense related to unvested awards at June 30, 2011 was $17.4 million and the weighted average period of time over which this expense will be recognized is 3.1 years.
The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2011	2010
Expected volatility	44.7%	43.0%
Expected dividends	1.5%	1.8%
Expected lives of options (in years)	5.8	6.1
Risk-free rate	2.4%	2.7%
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
The Company used the “simplified method” to estimate the expected life of certain options granted in 2011 and 2010 for which sufficient historical data was not available. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.
Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at January 1, 2011	3,989,995	$29.10
Granted	592,389	30.58
Exercised	(181,891)	23.82
Forfeited	(10,800)	24.20
Expired	(8,952)	35.27

Outstanding at June 30, 2011	4,380,741	29.52	6.6	$10,529

Exercisable at June 30, 2011	2,449,698	$30.53	5.5	$5,168
The weighted average grant date fair value of options granted during the first half of 2011 and 2010 was $11.95 and $8.22, respectively, and during the second quarter of 2011 and 2010 was $11.05 and $10.18, respectively. The cash proceeds from stock options exercised were $4.1 million and $1.0 million in the first half of 2011 and 2010, respectively. The total intrinsic value of options exercised during the first half of 2011 and 2010 was $1.3 million and $2.3 million, respectively. The Company’s actual benefits from the tax deductions realized in excess of recognized compensation cost were $0.8 million and $0.5 million in the first half of 2011 and 2010, respectively, and are included as a component of additional paid in capital.
At June 30, 2011, 4,296,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.49, a weighted average contractual term of 3.9 years and an intrinsic value of $17.2 million. 3,603,250 of such options with a weighted average exercise price of $25.32, a weighted average contractual term of 3.1 years and an intrinsic value of $15.2 million were exercisable at June 30, 2011. At June 30, 2011, a total of 251,029 performance-contingent restricted shares were outstanding.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note G — Computation of Results per Share
The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to shareholders	$49,427	$34,662	$99,651	$71,178

Denominator:
Weighted average common shares outstanding	56,091	55,287	56,006	55,224
Effect of dilutive securities	777	478	795	387

Weighted average common shares outstanding, assuming dilution	56,868	55,765	56,801	55,611

Basic results per share of common stock:
Net income attributable to shareholders	$0.88	$0.63	$1.78	$1.29

Diluted results per share of common stock:
Net income attributable to shareholders	$0.87	$0.62	$1.75	$1.28

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
In recent years, the Company has benefited from the stable market conditions prevailing for its excess workers’ compensation products as to pricing and other contract terms. However, because pricing in the primary workers’ compensation market has been increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools; sectors whose payroll levels generally have been less adversely affected by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products. During the first six months of 2011, the Company achieved significantly improved levels of new business production, as well as improvements in pricing, for these products.
For its other group employee benefit products, the Company is continuing to experience challenging market conditions from a competitive standpoint. These conditions, in addition to the continuing effects of the recent recession on employment and wage levels have, in recent years, adversely impacted the Company’s ability to achieve higher levels of new business production and growth in premiums for these products. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. During the first six months of 2011, the Company achieved significantly improved levels of new business production, as well as improvements in pricing, for these products. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company is generally marketing this product with a fixed indemnity benefit structure that is exempt from certain of the requirements of the federal health care reform legislation; however, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. The integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.
The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. From time to time, the Company acquires blocks of existing SPDA and FPA policies from other insurers through indemnity assumed reinsurance transactions and issues funding agreements. The Company believes that annuity reinsurance arrangements and funding agreements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for annuity reinsurance arrangements and funding agreements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. Revenues from the Company’s asset accumulation business are primarily comprised of investment income earned on the funds under management. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

The management of the Company’s investment portfolio is an important component of its profitability. In recent years, the Company has repositioned its investment portfolio to reduce its holdings of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments; in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the market conditions of recent years, the Company had been maintaining a significant proportion of its portfolio in short-term investments, which totaled $228.5 million and $334.2 million at June 30, 2011 and December 31, 2010, respectively. The Company has made progress in its recent efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, continues to be challenging from the standpoint of making new investments on attractive terms, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome.
The Company achieved significantly improved levels of investment income in its repositioned investment portfolio in 2010 and in the first six months of 2011. However, market conditions may worsen and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the levels of the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary decreased significantly in the first half of 2011 as compared to 2010 and 2009, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.
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
Results of Operations
Six Months Ended June 30, 2011 Compared to
Six Months Ended June 30, 2010
Summary of Results. Net income attributable to shareholders was $99.7 million, or $1.75 per diluted share, for the first half of 2011 as compared to $71.2 million, or $1.28 per diluted share, for the first half of 2010. Net income in the first half of 2011 and 2010 included net realized investment losses, net of the related income tax benefit, of $0.6 million, or $0.01 per diluted share, and $18.8 million, or $0.34 per diluted share, respectively. Net income in the first half of 2011 as compared to the prior period benefited from growth in income from the Company’s core group employee benefit products, an increase in net investment income and decreases in the levels of realized investment losses and interest expense. Net realized investment losses in the first half of 2011 and 2010 included losses, net of the related income tax benefit, of $9.3 million, or $0.16 per diluted share, and $28.5 million, or $0.51 per diluted share, respectively, due to credit loss-related impairments in the values of certain investments. The decrease in interest expense was primarily due to the early retirement of the 2033 Senior Notes.
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
Operating earnings were $100.2 million, or $1.76 per diluted share, in the first half of 2011 compared to $90.2 million, or $1.62 per diluted share. This increase is primarily due to growth in income from the Company’s core group employee benefit products, an increase in net investment income and a decrease in interest expense.
The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Six Months Ended
	June 30,
	2011	2010
Operating earnings	$100,203	$90,153
Net realized investment losses, net of taxes (1)	(552)	(18,837)
Loss on early retirement of senior notes (2)	—	(138)

Net income attributable to shareholders	$99,651	$71,178

Diluted results per share of common stock
Operating earnings	$1.76	$1.62
Net realized investment losses, net of taxes (1)	(0.01)	(0.34)
Loss on early retirement of senior notes (2)	—	(0.00)

Net income attributable to shareholders	$1.75	$1.28

(1)	Net of an income tax benefit of $0.3 million and $10.1 million, or $0.01 per diluted share and $0.18 per diluted share, for the six months ended June 30, 2011 and 2010, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(2)	Net of an income tax benefit of $0.07 million or $0.00 per diluted share for the six months ended June 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income for the first half of 2011 was $761.4 million as compared to $700.3 million for the first half of 2010, an increase of 9%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance, limited benefit health insurance and assumed workers’ compensation and casualty reinsurance, increased 8% to $725.9 million for the first half of 2011 from $671.1 million for the first half of 2010, reflecting higher new business production, price increases and improved persistency. New business production for the Company’s core group employee benefit products increased 23% to $148.0 million in the first half of 2011 from $120.7 million in the first half of 2010. Premiums from excess workers’ compensation insurance for self-insured employers increased 11% to $153.9 million in the first half of 2011 from $138.8 million in the first half of 2010. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $31.5 million in the first half of 2011 as compared to $19.7 million in the first half of 2010, an increase of 60%. Premiums from assumed workers’ compensation and casualty reinsurance increased 49% to $34.7 million in the first half of 2011 from $23.4 million in the first half of 2010. Assumed workers’ compensation and casualty reinsurance production was $12.1 million in the first half of 2011 as compared to $8.5 million in the first half of 2010, an increase of 42%. In its important July 2011 renewal season, the results of which are not reflected in the Company’s results for the first half of 2011, rates on excess workers’ compensation policies increased 4% and SIRs were on average up 3% on new and renewal policies. The Company’s retention of its existing excess workers’ compensation customers remained strong in the first half of 2011.

During the first half of 2011, premiums from the Company’s other core group employee benefit products increased 6% to $537.3 million in the first half of 2011 from $508.9 million in the first half of 2010. Premiums from the Company’s group life products increased 7% to $207.6 million in the first half of 2011 from $193.8 million in the first half of 2010. Premiums from the Company’s group disability products increased 5% to $283.3 million in the first half of 2011 from $271.1 million in the first half of 2010. Premiums from the Company’s turnkey disability business were $24.4 million during the first half of 2011 compared to $25.2 million during the first half of 2010. New business production for the Company’s other core group employee benefit products increased 13% to $104.4 million in the first half of 2011 from $92.5 million in the first half of 2010. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. In addition, the Company has increased pricing levels for new long-term disability insurance customers as a result of the decrease in the discount rate for its disability reserves that was implemented in 2010. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $37.0 million in the first half of 2011 as compared to $6.9 million in the first half of 2010.
Deposits from the Company’s asset accumulation products were $246.6 million in the first half of 2011 as compared to $116.8 million in the first half of 2010, an increase of 111%. This increase reflects the continuation during the first half of 2011 of the advantageous conditions for the Company in the fixed annuity marketplace which emerged during the second half of 2010. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2011 in an effort to achieve its targeted interest rate spreads on these products. The Company’s funds under management increased 24% to $1,856.4 million at June 30, 2011 from $1,501.7 million at June 30, 2010.
Net Investment Income. Net investment income in the first half of 2011 was $175.5 million as compared to $162.3 million in the first half of 2010, an increase of 8%. This increase reflects a 14% increase in average invested assets to $6,678.0 million in 2011 from $5,852.3 million in 2010, a higher level of investment income from the Company’s fixed maturity security portfolio and improved performance on the part of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and trading account securities. The tax equivalent weighted average annualized yield on invested assets was 5.7% and 6.0% in for the first half of 2011 and 2010, respectively.
Net Realized Investment Losses. Net realized investment losses were $0.8 million in the first half of 2011 as compared to $29.0 million in the first half of 2010. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $15.3 million and $48.9 million of losses in the first half of 2011 and 2010, respectively, due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which, respectively, $14.4 million and $43.8 million was recognized as credit-related realized investment losses and $1.0 million and $5.1 million remained as a component of accumulated other comprehensive income. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first half of 2011 and 2010, the Company recognized $13.5 million and $14.9 million, respectively, of net gains on sales of securities.
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

Benefits and Expenses. Policyholder benefits and expenses were $785.0 million in the first half of 2011 as compared to $720.8 million in the first half of 2010. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 94.5% and 94.6% in the first half of 2011 and 2010, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.8% and 3.9% in the first half of 2011 and 2010, respectively.
Interest Expense. Interest expense was $18.5 million in the first half of 2011 as compared to $22.1 million in the first half of 2010. This decrease primarily reflects a decrease in interest expense resulting from the early retirement of the 2033 Senior Notes during 2010, partially offset by an increase in interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, as well as increased interest paid on the Company’s new bank credit facility.
Income Tax Expense. Income tax expense was $32.2 million in the first half of 2011 as compared to $19.3 million in the first half of 2010. This increase primarily reflects the decrease in the income tax benefit resulting from realized investment losses, as well as a higher level of taxable income. The Company’s effective tax rate was 24.4% and 21.3% in the first half of 2011 and 2010, respectively.
Three Months Ended June 30, 2011 Compared to
Three Months Ended June 30, 2010
Summary of Results. Net income attributable to shareholders was $49.4 million, or $0.87 per diluted share, for the second quarter of 2011 as compared to $34.7 million, or $0.62 per diluted share, for the second quarter of 2010. Net income in the second quarter of 2011 and 2010 included net realized investment gains (losses) (net of the related income tax expense (benefit)) of $0.7 million, or $0.01 per diluted share, and $(9.0) million, or $(0.17) per diluted share, respectively. Net income in the second quarter of 2011 as compared to the prior period benefited from growth in income from the Company’s core group employee benefit products, an increase in net investment income and decreases in the levels of realized investment losses and interest expense. Net realized investment gains (losses) in the second quarter of 2011 and 2010 included losses, net of the related income tax benefit, of $(3.5) million, or $(0.06) per diluted share, and $(13.5) million, or $(0.24) per diluted share, respectively, due to credit loss-related impairments in the values of certain investments. The decrease in interest expense primarily reflects a decrease in interest expense associated with the 2033 Senior Notes, which were redeemed during 2010.
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
Operating earnings were $48.7 million, or $0.86 per diluted share, in the second quarter of 2011 compared to $43.8 million, or $0.79 per diluted share. This increase is primarily due to growth in income from the Company’s core group employee benefit products, an increase in net investment income and a decrease in interest expense.

The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Three months Ended
	June 30,
	2011	2010
Operating earnings	$48,697	$43,818
Net realized investment gains (losses), net of taxes (1)	730	(9,018)
Loss on early retirement of senior notes (2)	—	(138)

Net income attributable to shareholders	$49,427	$34,662

Diluted results per share of common stock
Operating earnings	$0.86	$0.79
Net realized investment gains (losses), net of taxes (1)	0.01	(0.17)
Loss on early retirement of senior notes (2)	—	(0.00)

Net income attributable to shareholders	$0.87	$0.62

(1)	Net of an income tax expense (benefit) of $0.4 million and $(4.9) million, or $0.01 per diluted share and $(0.09) per diluted share, for the three months ended June 30, 2011 and 2010, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(2)	Net of an income tax benefit of $0.07 million or $0.00 per diluted share for the three months ended June 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.
Premium and Fee Income. Premium and fee income for the second quarter of 2011 was $385.0 million as compared to $352.6 million for the second quarter of 2010, an increase of 9%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and assumed workers’ compensation and casualty reinsurance, increased 9% to $366.5 million for the second quarter of 2011 from $337.7 million for the second quarter of 2010, reflecting higher new business production, price increases and improved persistency. New business production for the Company’s core group employee benefit products increased 5% to $65.5 million in the second quarter of 2011 from $62.2 million in the second quarter of 2010. Premiums from excess workers’ compensation insurance for self-insured employers increased 12% to $79.0 million in the second quarter of 2011 from $70.8 million in the second quarter of 2010. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $12.4 million in the second quarter of 2011 as compared to $6.3 million in the second quarter of 2010, an increase of 97%. Premiums from assumed workers’ compensation and casualty reinsurance increased 46% to $17.5 million in the second quarter of 2011 from $11.9 million in the second quarter of 2010. Assumed workers’ compensation and casualty reinsurance production was $4.8 million in the second quarter of 2011 as compared to $3.4 million in the second quarter of 2010, an increase of 40%. Rates increased 3% in the second quarter 2011 on excess workers’ compensation renewals and self-insured retentions are on average up 6% in second quarter 2011 on new and renewal policies. The Company’s retention of its existing excess workers’ compensation customers remained strong in the second quarter of 2011.
During the second quarter of 2011, premiums from the Company’s other core group employee benefit products increased 6% to $270.0 million in the second quarter of 2011 from $255.0 million in the second quarter of 2010. Premiums from the Company’s group life products increased 9% to $104.2 million in the second quarter of 2011 from $95.9 million in the second quarter of 2010. Premiums from the Company’s group disability products increased 4% to $142.5 million in the second quarter of 2011 from $136.7 million in the second quarter of 2010. Premiums from the Company’s turnkey disability business were $12.2 million during the second quarter of 2011 compared to $11.9 million during the second quarter of 2010, an increase of 3%. New business production for the Company’s other core group employee benefit products were $48.3 million in the second quarter of 2011 compared to $52.5 million in the second quarter of 2010. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. In addition, the Company has increased pricing levels for new long-term disability insurance customers as a result of the decrease in the discount rate for its disability reserves that was implemented in 2010. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $12.0 million in the second quarter of 2011 as compared to $1.8 million in the second quarter of 2010.
Deposits from the Company’s asset accumulation products were $149.0 million in the second quarter of 2011 as compared to $78.0 million in the second quarter of 2010, an increase of 91%. This increase reflects the continuation during the second quarter of 2011 of the advantageous conditions for the Company in the fixed annuity marketplace which emerged during the second half of 2010. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2011 in an effort to achieve its targeted interest rate spreads on these products.

Net Investment Income. Net investment income in the second quarter of 2011 was $83.2 million as compared to $78.2 million in the second quarter of 2010, an increase of 6%. This increase reflects a 14% increase in average invested assets to $6,836.7 million in 2011 from $5,992.8 million in 2010, a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning. This increase was partially offset by unfavorable performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and trading account securities. The tax equivalent weighted average annualized yield on invested assets was 5.3% and 5.6% for the second quarter of 2011 and 2010, respectively.
Net Realized Investment Gains (Losses). Net realized investment gains (losses) were $1.1 million in the second quarter of 2011 as compared to $(13.9) million in the second quarter of 2010. The Company monitors its investments on an ongoing basis. When the fair value of a security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $7.8 million of losses in the second quarter of 2011 due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $5.3 million was recognized as realized investment losses related to credit losses and $2.4 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. During the second quarter of 2010, the Company recognized $21.7 million of losses due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $20.8 million was recognized as realized investment losses related to credit losses and $0.8 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the second quarters of 2011 and 2010, the Company recognized $6.5 million and $7.0 million, respectively, of net gains on sales of securities.
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
Benefits and Expenses. Policyholder benefits and expenses were $394.3 million in the second quarter of 2011 as compared to $361.1 million in the second quarter of 2010. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 93.8% and 94.6% in the second quarters of 2011 and 2010, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.8% and 3.7% in the second quarters of 2011 and 2010, respectively.
Interest Expense. Interest expense was $9.3 million in the second quarter of 2011 as compared to $11.5 million in the second quarter of 2010. This decrease primarily reflects a decrease in interest expense associated with the 2033 Senior Notes, which were redeemed during 2010, partially offset by an increase in interest expense associated with the Company’s new bank credit facility.
Income Tax Expense. Income tax expense was $15.8 million in the second quarter of 2011 as compared to $9.4 million in the second quarter of 2010. This increase primarily reflects the decrease in the income tax benefit resulting from realized investment losses, as well as a higher level of operating income. The Company’s effective tax rate was 24.2% and 21.3% in the second quarter of 2011 and 2010, respectively.

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
In December 2010, the Company entered into a Credit Agreement with Bank of America, N.A. as administrative agent and a group of banking institutions (the “Credit Agreement”) providing for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. Concurrently with the consummation of the Credit Agreement, the Company terminated the Prior Credit Agreement, which was scheduled to expire in October 2011. On June 7, 2011, a new lender was added to the revolving loan facility and its amount was increased to $205 million. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies based upon the specified ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of June 30, 2011, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. At June 30, 2011, the Company had $125 million of outstanding borrowings, and $205 million of borrowings remaining available, under the Credit Agreement.
As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $139.9 million of financial resources available at the holding company level at June 30, 2011, primarily comprised of short-term investments and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Credit Agreement. During 2011, the Company’s insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $100.8 million, in addition to the dividend payments of $51.0 million made during the first six months of 2011. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.
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
On August 3, 2011, the Company’s Board of Directors declared a cash dividend of $0.12 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on August 31, 2011.
The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.
Share Repurchase Authorization. On August 3, 2011, the Company’s Board of Directors authorized repurchases of the Company’s outstanding Class A Common Stock in a total amount of up to $50 million. Such repurchases may be effected in the open market or in privately negotiated transactions in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934. Repurchases pursuant to this authorization will depend upon management’s assessment of market and business conditions, the Company’s stock price, alternative uses of capital and other factors. The authorization replaces an existing share repurchase authorization which had 1.0 million shares remaining.
Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the

Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $7,024.1 million at June 30, 2011, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $330.4 million at June 30, 2011.
During the first six months of 2011, the market value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $88.2 million from year-end 2010, before the related decrease in the cost of business acquired of $15.7 million and a decrease in the federal income tax provision of $25.4 million. At June 30, 2011, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $269.8 million (of which $220.0 million was attributable to investment grade securities) and $116.0 million (of which $47.5 million was attributable to investment grade securities), respectively. During the first six months of 2011, the Company recognized pre-tax net investment losses of $0.8 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations, based upon the highest of the ratings assigned to the respective securities, was “A” at June 30, 2011. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.
See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.
Cash Flows. Operating activities increased cash by $197.7 million and $132.7 million in the first six months of 2011 and 2010, respectively. Net investing activities used $295.1 million and $212.2 million of cash during the first six months of 2011 and 2010, respectively, primarily for the purchase of securities. Financing activities provided $114.9 million of cash during the first six months of 2011, principally from deposits to policyholder accounts, partially offset by the repayment of $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity. During the first six months of 2010, financing activities provided $81.9 million of cash, principally from the issuance of the 2020 Senior Notes, partially offset by the full repayment of the then outstanding borrowings under the Prior Credit Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2010.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. The parties have entered into an agreement to settle this litigation, and the settlement has been preliminarily approved by the court. It is not anticipated that this settlement will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
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
Item 1A. Risk Factors
The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”, updates and supercedes the discussion contained therein relating to these risk factors.
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
On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of its adoption, the Company made an after-tax reduction to its retained earnings at January 1, 2010 in the amount of $60.0 million, net of an income tax benefit of $32.3 million, which represents the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet, net income attributable to shareholders was reduced by $0.04 per diluted share and $0.06 per diluted share for the three and six months ended June 30, 2010, respectively. This adoption also resulted in the restatement of certain other financial information for 2010.

Item 6. Exhibits
11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Executive Vice President and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2011, formatted in XBRL: (i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI FINANCIAL GROUP, INC.

/s/ ROBERT ROSENKRANZ Robert Rosenkranz
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHAN KIRATSOUS Stephan Kiratsous
Executive Vice President and Chief Financial Officer
Date: August 9, 2011