Form 10-Q
period 2011-09-30
DELPHI FINANCIAL GROUP INC/DE
filed 2011-11-08
CIK 859139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting entity. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, the Registrant had 48,845,127 shares of Class A Common Stock and 5,753,833 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.

FORM 10-Q

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Revenue:
Premium and fee income	$398,619	$357,019	$1,160,030	$1,057,348
Net investment income	80,102	86,886	255,587	249,170
Net realized investment (losses) gains:
Total other than temporary impairment losses	(11,969)	(13,886)	(27,283)	(62,818)
Portion of other than temporary impairment losses recognized in other comprehensive income	2,617	7,498	3,570	12,599

Net impairment losses recognized in earnings	(9,352)	(6,388)	(23,713)	(50,219)
Other net realized investment gains	4,350	7,580	17,862	22,431

	(5,002)	1,192	(5,851)	(27,788)
Loss on early retirement of senior notes	—	(3,760)	—	(3,972)

Total revenues	473,719	441,337	1,409,766	1,274,758

Benefits and expenses:
Benefits, claims and interest credited to policyholders	290,033	250,594	834,461	741,602
Commissions	24,647	24,149	71,182	69,339
Amortization of cost of business acquired	21,418	20,062	59,404	53,973
Other operating expenses	79,093	75,392	235,147	226,080

	415,191	370,197	1,200,194	1,090,994

Operating income	58,528	71,140	209,572	183,764

Interest expense:
Corporate debt	6,049	7,783	18,066	23,370
Junior subordinated debentures	3,249	3,241	9,739	9,730

	9,298	11,024	27,805	33,100

Income before income tax expense	49,230	60,116	181,767	150,664

Income tax expense	7,995	15,266	40,152	34,563

Net income	41,235	44,850	141,615	116,101

Less: Net income attributable to noncontrolling interest	200	42	929	115

Net income attributable to shareholders	$41,035	$44,808	$140,686	$115,986

Basic results per share of common stock:
Net income attributable to shareholders	$0.73	$0.81	$2.51	$2.10

Diluted results per share of common stock:
Net income attributable to shareholders	$0.73	$0.80	$2.48	$2.08

Dividends paid per share of common stock	$0.12	$0.11	$0.35	$0.31

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2011	December 31, 2010
		(Restated)
Assets:
Investments:
Fixed maturity securities, available for sale	$6,373,799	$5,717,090
Short-term investments	201,529	334,215
Investment accounts receivable	87,159	45,645
Other investments	673,715	453,033

	7,336,202	6,549,983
Cash	91,055	72,806
Cost of business acquired	159,322	149,325
Reinsurance receivables	367,628	360,255
Premiums receivable	186,179	130,111
Accrued investment income	70,071	60,831
Goodwill	93,929	93,929
Other assets	117,745	120,635
Assets held in separate account	115,043	123,674

Total assets	$8,537,174	$7,661,549

Liabilities and Equity:
Future policy benefits:
Life	$337,168	$331,816
Disability and accident	835,511	812,258
Unpaid claims and claim expenses:
Life	55,285	53,763
Disability and accident	469,558	457,642
Casualty	1,452,338	1,314,910
Policyholder account balances	2,030,328	1,753,744
Unearned premium reserve	236,031	159,169
Corporate debt	375,000	375,000
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Investment accounts payable	138,232	27,667
Net deferred tax liability	130,052	75,545
Other liabilities and policyholder funds	404,128	410,889
Liabilities related to separate account	115,043	123,674

Total liabilities	6,809,016	6,126,419

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,755,585 and 56,463,776 shares issued and outstanding, respectively	568	565
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 5,981,049 shares issued and outstanding	60	60
Additional paid-in capital	697,751	682,816
Accumulated other comprehensive income	94,939	30,932
Retained earnings	1,134,442	1,013,369
Treasury stock, at cost; 8,182,716 and 7,761,216 shares of Class A Common Stock, and 227,216 shares of Class B Common Stock	(206,931)	(197,246)

Total shareholders’ equity	1,720,829	1,530,496
Noncontrolling interest	7,329	4,634

Total equity	1,728,158	1,535,130

Total liabilities and equity	$8,537,174	$7,661,549

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Thousands)

(Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance, January 1, 2010	$560	$60	$661,895	$(33,956)	$927,706	$(197,246)	$1,359,019	$3,546	$1,362,565
Cumulative effect adjustment	—	—	—	—	(60,002)	—	(60,002)	—	(60,002)

Adjusted balance January 1, 2010	560	60	661,895	(33,956)	867,704	(197,246)	1,299,017	3,546	1,302,563

Net income	—	—	—	—	115,986	—	115,986	115	116,101

Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	165,893	—	—	165,893	—	165,893
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	4,407	—	—	4,407	—	4,407
Decrease in net loss on cash flow hedge	—	—	—	1,682	—	—	1,682	—	1,682
Change in net periodic pension cost	—	—	—	154	—	—	154		154

Comprehensive income							288,122	115	288,237
Net distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,239)	(2,239)
Issuance of deferred and restricted shares and exercise of stock options	3	—	8,604	—	—	—	8,607	—	8,607
Stock-based compensation	—	—	4,929	—	—	—	4,929	—	4,929
Cash dividends	—	—	—	—	(17,150)	—	(17,150)	—	(17,150)

Balance, September 30, 2010	$563	$60	$675,428	$138,180	$966,540	$(197,246)	$1,583,525	$1,422	$1,584,947

Balance, January 1, 2011	$565	$60	$682,816	$30,932	$1,013,369	$(197,246)	$1,530,496	$4,634	$1,535,130

Net income	—	—	—	—	140,686	—	140,686	929	141,615

Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	62,029	—	—	62,029	—	62,029
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	1,745	—	—	1,745	—	1,745
Change in net periodic pension cost	—	—	—	233	—	—	233	—	233

Comprehensive income							204,693	929	205,622
Net contribution from noncontrolling interest	—	—	—	—	—	—	—	1,766	1,766
Issuance of deferred and restricted shares and exercise of stock options	3	—	12,618	—	—	—	12,621	—	12,621
Stock-based compensation	—	—	2,317	—	—	—	2,317	—	2,317
Acquisition of treasury stock	—	—	—	—	—	(9,685)	(9,685)	—	(9,685)
Cash dividends	—	—	—	—	(19,613)	—	(19,613)	—	(19,613)

Balance, September 30, 2011	$568	$60	$697,751	$94,939	$1,134,442	$(206,931)	$1,720,829	$7,329	$1,728,158

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
		(Restated)
Operating activities:
Net income attributable to shareholders	$140,686	$115,986
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	268,982	180,506
Net change in reinsurance receivables and payables	(9,007)	(9,657)
Net change in premiums receivable	(56,068)	(30,045)
Amortization, principally the cost of business acquired and investments	29,819	37,376
Deferred costs of business acquired	(78,908)	(65,782)
Net realized losses on investments	5,851	27,788
Net change in federal income taxes	26,145	9,630
Other	(3,754)	(12,804)

Net cash provided by operating activities	323,746	252,998

Investing activities:
Purchases of investments and loans made	(2,416,481)	(1,599,851)
Sales of investments and receipts from repayment of loans	1,429,610	1,057,614
Maturities of investments	308,805	70,801
Net change in short-term investments	132,686	46,367

Net cash used by investing activities	(545,380)	(425,069)

Financing activities:
Deposits to policyholder accounts	433,239	277,854
Withdrawals from policyholder accounts	(169,258)	(82,832)
Proceeds from issuance of 2020 Senior Notes	—	250,000
Borrowings under revolving credit facility	—	50,000
Principal payments under bank credit facility	—	(222,000)
Early retirement of senior notes	—	(75,000)
Acquisition of treasury stock	(9,685)	—
Cash dividends paid on common stock	(19,613)	(17,150)
Other financing activities	5,200	2,983

Net cash provided by financing activities	239,883	183,855

Increase in cash	18,249	11,784
Cash at beginning of year	72,806	65,464

Cash at end of period	$91,055	$77,248

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Significant Accounting Policies

The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the September 30, 2010 and December 31, 2010 consolidated financial statements to conform to the September 30, 2011 presentation. In addition, as discussed below under the caption “Accounting Changes,” certain 2010 financial information has been restated as a result of the Company’s adoption of new accounting principles. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2010 Form 10-K.

Accounting Changes

The Company defers certain costs relating to the acquisition of new insurance business, such as commissions, certain costs associated with policy issuance and underwriting and certain sales support expenses, when incurred. On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board (“FASB”) limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of adopting this guidance, the Company made an after-tax reduction to its retained earnings at January 1, 2010 in the amount of $60.0 million, net of an income tax benefit of $32.3 million, which represents the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet, and net income attributable to shareholders was reduced by $0.03 per diluted share and $0.09 per diluted share for the three and nine months ended September 30, 2010, respectively. This adoption also resulted in the restatement of certain financial information for 2010.

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

On January 1, 2011, the Company adopted new guidance issued by the FASB requiring additional disclosures regarding fair value measurements. The guidance applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and requires separate disclosure of the activity in the Level 3 category related to purchases, sales, issuances and settlements on a gross basis. The requirement became effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued guidance providing clarification relating to the testing of goodwill for impairment for entities carrying goodwill as an asset which have one or more reporting units whose carrying amount for purposes of performing the first step of the goodwill impairment test is zero or negative. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

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

In September 2011, the FASB issued new guidance addressing the valuation process for goodwill. This guidance provides the ability to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.

Note B – Investments

At September 30, 2011, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $6,373.8 million and an amortized cost of $6,195.1 million. At December 31, 2010, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $5,717.1 million and an amortized cost of $5,650.6 million. Declines in market value relative to such securities’ amortized cost which are determined to be other than temporary pursuant to the Company’s methodology for such determinations and to represent credit losses are reflected as reductions in the amortized cost of such securities, as further discussed below.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	September 30, 2011
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$629,779	$65,816	$(108)	$—	$695,487
Non-agency residential mortgage-backed securities	816,842	61,182	(20,439)	(21,048)	836,537
Commercial mortgage-backed securities	70,062	653	(2,181)	(55)	68,479
Corporate securities	1,885,056	82,492	(63,742)	(847)	1,902,959
Collateralized debt obligations	251,824	2,464	(34,663)	(2,125)	217,500
U.S. Treasury and other U.S. Government guaranteed securities	95,533	7,710	(431)	—	102,812
U.S. Government-sponsored enterprise securities	50,585	137	(29)	—	50,693
Obligations of U.S. states, municipalities and political subdivisions	2,395,399	113,745	(9,812)	—	2,499,332

Total fixed maturity securities	$6,195,080	$334,199	$(131,405)	$(24,075)	$6,373,799

	December 31, 2010
		Gross Unrealized
				Other Than
	Amortized			Temporary	Fair
	Cost	Gains	Losses	Impairments	Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$626,494	$38,586	$(1,379)	$—	$663,701
Non-agency residential mortgage-backed securities	800,380	77,742	(27,518)	(24,896)	825,708
Commercial mortgage-backed securities	35,863	300	(3,020)	(139)	33,004
Corporate securities	1,466,561	81,919	(18,761)	—	1,529,719
Collateralized debt obligations	199,594	3,652	(26,337)	(1,725)	175,184
U.S. Treasury and other U.S. Government guaranteed securities	269,264	6,001	(3,362)	—	271,903
U.S. Government-sponsored enterprise securities	113,446	107	(2,012)	—	111,541
Obligations of U.S. states, municipalities and political subdivisions	2,138,994	36,421	(69,085)	—	2,106,330

Total fixed maturity securities	$5,650,596	$244,728	$(151,474)	$(26,760)	$5,717,090

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The following table contains information, as of September 30, 2011, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and subprime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of September 30, 2011. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.3%), New York (7.8%) and Florida (6.7%).

	Non-Agency Prime RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2001 and prior	$1,706	$—	$—	$—	$—	$1,706
2002	5,619	—	2,514	—	1,406	9,539
2003	63,395	1,407	—	3,593	10,920	79,315
2004	16,406	15,577	—	10,404	6,105	48,492
2005	10,952	5,661	1,453	17,017	87,164	122,247
2006	14,372	—	—	—	26,250	40,622
2007	4,637	—	—	—	88,951	93,588
2008	729	—	—	—	445	1,174

Total	$117,816	$22,645	$3,967	$31,014	$221,241	$396,683

(1)

The securities enumerated in this column include securities having a total of $182.1 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Alt-A RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2001 and prior	$—	$—	$—	$1,561	$—	$1,561
2002	183	1,512	—	—	—	1,695
2003	42,676	—	—	—	971	43,647
2004	18,927	1,834	1,341	—	1,732	23,834
2005	6,497	17,057	—	—	64,499	88,053
2006	9,928	—	50	7,676	73,117	90,771
2007	252	—	—	—	127,474	127,726
2010	—	—	3,879	—	—	3,879

Total	$78,463	$20,403	$5,270	$9,237	$267,793	$381,166

(1)

The securities enumerated in this column include securities having a total of $ 203.5 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

	Non-Agency Subprime RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2003	$9,943	$—	$1,010	$—	$—	$10,953
2004	9,344	—	—	—	3,260	12,604
2005	11,339	—	—	—	21,030	32,369
2006	—	—	—	1,072	737	1,809
2007	—	—	—	—	953	953

Total	$30,626	$—	$1,010	$1,072	$25,980	$58,688

(1)

The securities enumerated in this column include securities having a total of $23.3 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

The amortized cost and fair value of fixed maturity securities available for sale at September 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$629,779	$695,487
Non-agency residential mortgage-backed securities	816,842	836,537
Commercial mortgage-backed securities	70,062	68,479
Other fixed maturity securities:
One year or less	92,032	82,246
Greater than 1, up to 5 years	650,026	654,513
Greater than 5, up to 10 years	1,228,058	1,214,880
Greater than 10 years	2,708,281	2,821,657

Total	$6,195,080	$6,373,799

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(dollars in thousands)
Agency residential mortgage-backed securities	$19,940	$(88)	$218	$(20)	$20,158	$(108)
Non-agency residential mortgage-backed securities	124,169	(4,942)	192,712	(36,545)	316,881	(41,487)
Commercial mortgage-backed securities	47,946	(1,779)	4,607	(457)	52,553	(2,236)
Corporate securities	737,495	(48,990)	42,626	(15,599)	780,121	(64,589)
Collateralized debt obligations	130,274	(11,396)	62,385	(25,392)	192,659	(36,788)
U.S. Treasury and other U.S. Government guaranteed securities	21,997	(431)	—	—	21,997	(431)
U.S. Government-sponsored enterprise securities	10,306	(11)	4,982	(18)	15,288	(29)
Obligations of U.S. states, municipalities and political subdivisions	86,888	(1,668)	122,912	(8,144)	209,800	(9,812)

Total fixed maturity securities	$1,179,015	$(69,305)	$430,442	$(86,175)	$1,609,457	$(155,480)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

			(dollars in thousands)
Agency residential mortgage-backed securities	$52,300	$(1,329)	$233	$(50)	$52,533	$(1,379)
Non-agency residential mortgage-backed securities	56,290	(1,584)	230,655	(50,830)	286,945	(52,414)
Commercial mortgage-backed securities	12,500	(447)	5,188	(2,712)	17,688	(3,159)
Corporate securities	301,150	(9,005)	61,904	(9,756)	363,054	(18,761)
Collateralized debt obligations	5,451	(587)	130,104	(27,475)	135,555	(28,062)
U.S. Treasury and other U.S. Government guaranteed securities	81,442	(3,362)	—	—	81,442	(3,362)
U.S. Government-sponsored enterprise securities	61,277	(2,012)	—	—	61,277	(2,012)
Obligations of U.S. states, municipalities and political subdivisions	1,169,724	(57,589)	65,337	(11,496)	1,235,061	(69,085)

Total fixed maturity securities	$1,740,134	$(75,915)	$493,421	$(102,319)	$2,233,555	$(178,234)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

Net investment income was attributable to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Gross investment income (loss):
Fixed maturity securities, available for sale	$88,808	$82,926	$261,815	$244,109
Mortgage loans	1,184	630	2,765	3,948
Short-term investments	86	32	181	69
Other	(2,166)	10,130	14,530	21,477

	87,912	93,718	279,291	269,603
Less: Investment expenses	(7,810)	(6,832)	(23,704)	(20,433)

	$80,102	$86,886	$255,587	$249,170

Net realized investment (losses) gains arose from the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(9,300)	$(5,840)	$(23,314)	$(32,802)
Mortgage loans	—	(57)	—	(15,159)
Other investments	(52)	(491)	(399)	(2,258)

	(9,352)	(6,388)	(23,713)	(50,219)

Other net realized investment gains (losses):
Fixed maturity securities, available for sale	8,509	7,544	20,140	19,290
Mortgage loans	—	(1)	290	418
Other investments	(4,159)	37	(2,568)	2,723

	4,350	7,580	17,862	22,431

Total	$(5,002)	$1,192	$(5,851)	$(27,788)

Proceeds from sales of fixed maturity securities during the first nine months of 2011 and 2010 were $1,000.9 million and $357.5 million, respectively. Gross gains, including mortgage loans and other, of $39.8 million and gross losses of $(21.9) million were realized on the 2011 sales and gross gains of $24.8 million and gross losses of $(5.5) million were realized on the 2010 sales. Proceeds from sales of fixed maturity securities during the third quarters of 2011 and 2010 were $299.5 million and $100.0 million, respectively. Gross gains, including mortgage loans and other, of $17.4 million and gross losses of $(13.1) million were realized on sales during the third quarter of 2011 and gross gains of $8.5 million and gross losses of $(1.0) million were realized on sales during the third quarter of 2010. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.

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

In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations as to which a decline in fair value is judged to be other than temporary, the amount of the credit loss arising from the impairment of the security is determined by discounting such security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. The key inputs relating to such expected cash flows consist of the future scheduled payments on the underlying loans and the estimated frequency and severity of future defaults on these loans. For those securities as to which the Company recognized credit losses in 2011 as a result of determinations that such securities were other than temporarily impaired, representative default frequency estimates ranged from 2.2% to 5.3% and representative default severity estimates ranged from 45.8% to 62.6%.

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

During the first nine months of 2011, the Company recognized $17.7 million of after-tax other than temporary impairment losses, of which $15.4 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $2.3 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses. Impairment losses were offset by $11.6 million of after-tax other realized investment gains, resulting in a net of $3.8 million after-tax realized investment losses being recognized during the period.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Balance at the beginning of the period	$75,594	$83,156	$79,602	$89,658
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	1,822	1,995	3,567	12,359
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	5,236	3,548	16,886	16,759
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(5,475)	(7,997)	(22,878)	(38,074)

Balance at the end of the period	$77,177	$80,702	$77,177	$80,702

The gross unrealized losses at September 30, 2011 are attributable to 840 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $7.4 million. At September 30, 2011 approximately 27.8% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 44.7% of the aggregate gross unrealized losses at September 30, 2011, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.

At September 30, 2011, the Company held approximately $861.8 million of insured municipal fixed maturity securities, which represented approximately 12% of the Company’s total invested assets. These securities had a weighted average credit rating of “A” by nationally recognized statistical rating organizations at September 30, 2011. For the portion of these securities having ratings by nationally recognized statistical rating organizations without giving effect to the credit enhancement provided by the insurance, which totaled $807.7 million at September 30, 2011, the weighted average credit rating at such date by such organizations was “AA”. Insurers of significant portions of the municipal fixed maturity securities held by the Company at September 30, 2011 included National Public Finance Guarantee Corp. ($285.1 million), Assured Guaranty ($282.6 million), Ambac Financial Group, Inc. ($156.7 million), Texas Permanent School Fund ($52.4 million), Financial Guaranty Insurance Company ($28.9 million) and Radian ($25.9 million). At September 30, 2011, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.

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

Level 1 - Valuation is based upon quoted prices for identical assets or liabilities in active markets. Level 1 fair value is not subject to valuation adjustments or block discounts.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note C – Fair Value Measurements – (Continued)

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active. In addition, a company may use various valuation techniques or pricing models that use observable inputs to measure fair value.

Level 3 - Valuation is generated from techniques in which one or more of the significant inputs for valuing such assets or liabilities are not observable. These inputs may reflect the Company’s best estimates of the various assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

(Unaudited)

Note C – Fair Value Measurements – (Continued)

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

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note C – Fair Value Measurements – (Continued)

Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$695,487	$—	$687,077	$8,410
Non-agency residential mortgage-backed securities	836,537	—	801,100	35,437
Commercial mortgage-backed securities	68,479	—	67,620	859
Corporate securities	1,902,959	—	1,770,038	132,921
Collateralized debt obligations	217,500	—	—	217,500
U.S. Treasury and other U.S. Government guaranteed securities	102,812	67,945	27,086	7,781
U.S. Government-sponsored enterprise securities	50,693	—	47,567	3,126
Obligations of U.S. states, municipalities and political subdivisions	2,499,332	—	2,498,034	1,298
Other investments	316,125	310,236	—	5,889
Assets held in separate account	115,043	—	—	115,043

Total	$6,804,967	$378,181	$5,898,522	$528,264

Liabilities:
Other liabilities	$83,993	$83,993	$—	$—

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Three Months Ended September 30, 2011
	Balance at Beginning of Quarter	Total Gains (Losses) Included in Earnings	Total Gains (Losses) Included in Other Com- prehensive Income	Purchases	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance End of the Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$9,578	$(18)	$121	$—	$—	$(1,271)	$—	$—	$8,410
Non-agency residential mortgage-backed securities	34,344	182	(349)	13,548	—	(1,043)	—	(11,245)	35,437
Commercial mortgage-backed securities	1,405	(12)	(3)	—	—	(531)	—	—	859
Corporate securities	114,984	1,071	(1,822)	31,600	—	(6,935)	1,041	(7,018)	132,921
Collateralized debt obligations	219,458	1,421	(21,669)	20,658	—	(3,030)	662	—	217,500
U.S. Treasury and other U.S. Government guaranteed securities	7,847	(3)	25	—	—	(88)	—	—	7,781
U.S. Government-sponsored enterprise securities	4,036	5	121	—	—	(1,040)	4	—	3,126
Obligations of U.S. states, municipalities and political subdivisions	2,911	17	238	—	—	(1)	—	(1,867)	1,298
Other investments	5,895	60	(6)	—	—	(60)	—	—	5,889
Assets held in separate account (1)	126,213	(10,534)	—	6,904	—	(7,540)	—	—	115,043

Total	$526,671	$(7,811)	$(23,344)	$72,710	$—	$(21,539)	$1,707	$(20,130)	$528,264

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets and are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note C – Fair Value Measurements – (Continued)

	Nine Months Ended September 30, 2011
	Balance at Beginning of Year	Total Gains (Losses) Included in Earnings	Total Gains (Losses) Included in Other Com- prehensive Income	Purchases	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance End of the Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$11,266	$(56)	$138	$365	$—	$(3,303)	$—	$—	$8,410
Non-agency residential mortgage-backed securities	37,520	453	(1,521)	17,421	—	(3,316)	—	(15,120)	35,437
Commercial mortgage-backed securities	1,327	(13)	(37)	396	—	(814)	—	—	859
Corporate securities	60,968	2,274	(2,474)	107,637	—	(15,845)	2,686	(22,325)	132,921
Collateralized debt obligations	175,184	5,204	(9,873)	64,913	—	(18,590)	662	—	217,500
U.S. Treasury and other U.S. Government guaranteed securities	9,015	(27)	(845)	—	—	(362)	—	—	7,781
U.S. Government-sponsored enterprise securities	4,020	140	131	23,272	—	(26,104)	2,037	(370)	3,126
Obligations of U.S. states, municipalities and political subdivisions	2,855	17	178	1,606	—	(1)	1,302	(4,659)	1,298
Other investments	6,449	60	59	334	—	(60)	—	(953)	5,889
Assets held in separate account(1)	123,674	(6,695)	—	30,107	—	(32,043)	—	—	115,043

Total	$432,278	$1,357	$(14,244)	$246,051	$—	$(100,438)	$6,687	$(43,427)	$528,264

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets and are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.

The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Assets:
Short-term investments	$201,529	$201,529	$334,215	$334,215
Investment accounts receivable	87,159	87,159	45,645	45,645
Other investments	357,590	357,590	306,033	306,033

Liabilities:
Policyholder account balances	$1,936,520	$2,004,997	$1,662,932	$1,761,795
Corporate debt	375,000	424,575	375,000	402,618
Junior subordinated debentures	175,000	166,339	175,000	161,541
Advances from Federal Home Loan Bank	55,342	76,982	55,342	70,046
Investment accounts payable	138,232	138,232	27,667	27,667
Liabilities related to separate account	115,043	115,043	123,674	123,674

The carrying values for short-term investments approximate fair values based on the nature of the investments. The carrying values of investment accounts receivable approximate fair values based on the short-term nature of the expected cash receipt. Other investments primarily include investment funds organized as limited partnerships and limited liability companies and real estate investments held by limited liability companies, which are reflected in the Company’s financial statements under the equity method of accounting. In determining the fair values of such investments for purposes of this footnote disclosure, the

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note C – Fair Value Measurements – (Continued)

Company concluded that the values calculated using the equity method of accounting were reflective of the fair market values of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The carrying values of all other invested assets and separate account liabilities approximate their fair values.

The fair values of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $87.2 million and $82.1 million at September 30, 2011 and December 31, 2010, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.

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

Note D – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenues:
Group employee benefit products	$432,970	$399,976	$1,275,550	$1,173,139
Asset accumulation products	32,017	32,020	99,291	94,107
Other (1)	13,734	11,909	40,776	39,272

	478,721	443,905	1,415,617	1,306,518
Net realized investment (losses) gains	(5,002)	1,192	(5,851)	(27,788)
Loss on early retirement of senior notes	—	(3,760)	—	(3,972)

	$473,719	$441,337	$1,409,766	$1,274,758

Operating income:
Group employee benefit products	$64,199	$71,026	$213,359	$205,414
Asset accumulation products	9,207	10,596	28,538	32,324
Other (1)	(9,876)	(7,914)	(26,474)	(22,214)

	63,530	73,708	215,423	215,524
Net realized investment (losses) gains	(5,002)	1,192	(5,851)	(27,788)
Loss on early retirement of senior notes	—	(3,760)	—	(3,972)

	$58,528	$71,140	$209,572	$183,764

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities.

Note E – Comprehensive Income

Total comprehensive income attributable to common shareholders is comprised of net income attributable to shareholders and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale, the change in other than temporary impairments recognized in other comprehensive income and the change in net periodic pension cost. Total comprehensive income attributable to common shareholders was $204.7 million and $288.1 million for the first nine months of 2011 and 2010, respectively, and $57.7 million and $149.7 million for the third quarters of 2011 and 2010,

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note E – Comprehensive Income – (Continued)

respectively. Net unrealized gains on securities available for sale increased $62.0 million and $165.9 million in the first nine months of 2011 and 2010, respectively.

Note F – Stock-Based Compensation

The Company recognized stock-based compensation expenses of $6.2 million and $6.5 million in the first nine months of 2011 and 2010, respectively, of which $2.2 million and $2.1 million was recognized in the third quarter of 2011 and 2010, respectively. The remaining unrecognized compensation expense related to unvested awards at September 30, 2011 was $15.7 million and the weighted average period of time over which this expense will be recognized is 3.0 years.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
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

Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	3,989,995	$29.10
Granted	592,389	30.58
Exercised	(184,841)	23.66
Forfeited	(26,150)	25.05
Expired	(16,877)	35.09

Outstanding at September 30, 2011	4,354,516	29.53	6.4	$2,242

Exercisable at September 30, 2011	2,618,029	$30.78	5.3	$1,192

The weighted average grant date fair value of options granted during the first nine months of 2011 and 2010 was $11.95 and $8.22, respectively. The Company did not grant any options during the third quarter of 2011 or 2010. The cash proceeds from stock options exercised were $4.9 million and $1.8 million in the first nine months of 2011 and 2010, respectively. The total intrinsic value of options exercised during the first nine months of 2011 and 2010 was $1.3 million and $2.5 million, respectively. The Company’s actual benefits from the tax deductions realized in excess of recognized compensation cost were $0.8 million and $0.5 million in the first nine months of 2011 and 2010, respectively, and are included as a component of additional paid in capital.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note F – Stock-Based Compensation – (Continued)

At September 30, 2011, 4,296,250 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.49, a weighted average contractual term of 3.6 years and an intrinsic value of $3.0 million. 3,603,250 of such options with a weighted average exercise price of $25.32, a weighted average contractual term of 2.9 years and an intrinsic value of $3.0 million were exercisable at September 30, 2011. At September 30, 2011, a total of 251,029 performance-contingent restricted shares were outstanding.

Note G – Computation of Results per Share

The following table sets forth the calculation of basic and diluted results per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to shareholders	$41,035	$44,808	$140,686	$115,986

Denominator:
Weighted average common shares outstanding	56,004	55,404	56,006	55,284
Effect of dilutive securities	401	396	663	390

Weighted average common shares outstanding, assuming dilution	56,405	55,800	56,669	55,674

Basic results per share of common stock:
Net income attributable to shareholders	$0.73	$0.81	$2.51	$2.10

Diluted results per share of common stock:
Net income attributable to shareholders	$0.73	$0.80	$2.48	$2.08

DELPHI FINANCIAL GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily long-term and short-term disability, life, excess workers’ compensation insurance for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted, in particular, the Company’s disability and large deductible and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.

In recent years, the Company has benefited from the stable market conditions prevailing for its excess workers’ compensation products as to pricing and other contract terms. However, because pricing in the primary workers’ compensation market has been increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools; sectors whose payroll levels generally have been less adversely affected by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products. During the first nine months of 2011, the Company achieved significantly improved levels of new business production, as well as improvements in pricing, for these products.

For its other group employee benefit products, the Company is continuing to experience challenging market conditions from a competitive standpoint. These conditions, in addition to the continuing effects of the recent recession on employment and wage levels have, in recent years, adversely impacted the Company’s ability to achieve higher levels of new business production and growth in premiums for these products. For these products, the Company is continuing to enhance its focus on the small case niche (insured groups of 10 to 500 individuals), including employers which are first-time providers of these employee benefits, which the Company believes to offer opportunities for superior profitability. During the first nine months of 2011, the Company achieved significantly improved levels of new business production, as well as improvements in pricing, for these products. The Company is also emphasizing its suite of voluntary group insurance products, which includes, among others, its group limited benefit health insurance product. The Company is generally marketing this product with a fixed indemnity benefit structure that is exempt from certain of the requirements of the federal health care reform legislation; however, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. The Company markets its other group employee benefit products on an unbundled basis and as part of an integrated employee benefit program that combines employee benefit insurance coverages and absence management services. This integrated employee benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its other group employee benefit products to large employers.

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

The management of the Company’s investment portfolio is an important component of its profitability. In recent years, the Company has repositioned its investment portfolio to reduce its holdings of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments; in particular, those investments whose performance had demonstrated the highest levels of variability. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, in light of the market conditions of recent years, the Company has been maintaining a significant proportion of its portfolio in short-term investments, which totaled $201.5 million and $334.2 million at September 30, 2011 and December 31, 2010, respectively. The Company has made progress in its recent efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, since the market environment continues to be challenging from the standpoint of making new investments on attractive terms, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome or variability of its future net investment income.

The Company has achieved improved levels of investment income in its repositioned investment portfolio in 2010 and in the first nine months of 2011. However, in light of the continuing volatility in financial market conditions, significant fluctuations in the Company’s net investment income, and as a result, in its results of operations may occur. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the levels of the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary decreased significantly in the first nine months of 2011 as compared to 2010 and 2009, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2010 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2010 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”.

Results of Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Summary of Results. Net income attributable to shareholders was $140.7 million, or $2.48 per diluted share, for the first nine months of 2011 as compared to $116.0 million, or $2.08 per diluted share, for the first nine months of 2010. Net income in the first nine months of 2011 and 2010 included net realized investment losses, net of the related income tax benefit, of $3.8 million, or $0.07 per diluted share, and $18.1 million, or $0.32 per diluted share, respectively. Net income in the first nine months of 2011 as compared to the prior period benefited from growth in income from the Company’s group employee benefit products, an increase in net investment income and decreases in the levels of realized investment losses and interest expense. Net realized investment losses in the first nine months of 2011 and 2010 included losses, net of the related income tax benefit, of $15.4 million, or $0.27 per diluted share, and $32.6 million, or $0.59 per diluted share, respectively, due to credit loss-related impairments in the values of certain investments. The decrease in interest expense was primarily due to the early retirement of the 2033 Senior Notes during 2010.

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

Operating earnings were $144.5 million, or $2.55 per diluted share, for the first nine months of 2011 compared to $136.6 million, or $2.45 per diluted share, for the first nine months of 2010. This increase is primarily due to growth in income from the Company’s core group employee benefit products, an increase in net investment income and a decrease in interest expense.

The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Nine Months Ended September 30,
	2011	2010
Operating earnings	$144,489	$136,630
Net realized investment losses, net of taxes (1)	(3,803)	(18,062)
Loss on early retirement of senior notes (2)	—	(2,582)

Net income attributable to shareholders	$140,686	$115,986

Diluted results per share of common stock
Operating earnings	$2.55	$2.45
Net realized investment losses, net of taxes (1)	(0.07)	(0.32)
Loss on early retirement of senior notes (2)	—	(0.05)

Net income attributable to shareholders	$2.48	$2.08

(1)

Net of an income tax benefit of $2.0 million and $9.7 million, or $0.04 per diluted share and $0.17 per diluted share, for the nine months ended September 30, 2011 and 2010, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(2)	Net of an income tax benefit of $1.4 million or $0.02 per diluted share for the nine months ended September 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.

Premium and Fee Income. Premium and fee income for the first nine months of 2011 was $1,160.0 million as compared to $1,057.3 million for the first nine months of 2010, an increase of 10%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance, limited benefit health insurance and workers’ compensation and casualty treaty reinsurance, increased 9% to $1,105.5 million for the first nine months of 2011 from $1,012.6 million for the first nine months of 2010, reflecting higher new business production, price increases and improved persistency. New business production for the Company’s core group employee benefit products increased 23% to $237.6 million in the first nine months of 2011 from $192.8 million in the first nine months of 2010. Premiums from excess workers’ compensation insurance for self-insured employers increased 13% to $241.0 million in the first nine months of 2011 from $213.3 million in the first nine months of 2010. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $61.0 million in the first nine months of 2011 as compared to $39.0 million in the first nine months of 2010, an increase of 56%. Premiums from workers’ compensation and casualty treaty reinsurance, increased 46% to $53.5 million in the first nine months of 2011 from $36.8 million in the first nine months of 2010. This product was recently renamed by the Company and was previously known as assumed workers’ compensation and casualty reinsurance. Workers’ compensation and casualty treaty reinsurance production was $18.8 million in the first nine months of 2011 as compared to $12.2 million in the first nine months of 2010, an increase of 54%. The Company’s retention of its existing excess workers’ compensation customers remained strong in the first nine months of 2011.

During the first nine months of 2011, premiums from the Company’s other core group employee benefit products increased 6% to $810.9 million from $762.5 million in the first nine months of 2010. Premiums from the Company’s group life products increased 7% to $312.5 million in the first nine months of 2011 from $291.8 million in the first nine months of 2010. Premiums from the Company’s group disability products increased 6% to $430.9 million in the first nine months of 2011 from $406.2 million in the first nine months of 2010. Premiums from the Company’s turnkey disability business were $37.0 million during the first nine months of 2011 compared to $37.2 million during the first nine months of 2010. New business production for the Company’s other core group employee benefit products increased 11% to $157.8 million in the first nine months of 2011 from $141.6 million in the first nine months of 2010. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. In addition, the Company has increased pricing levels for new long-term disability insurance customers as a result of the decrease in the discount rate for its disability reserves that was implemented in 2010. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $39.4 million in the first nine months of 2011 as compared to $11.4 million in the first nine months of 2010.

Deposits from the Company’s asset accumulation products were $422.2 million in the first nine months of 2011 as compared to $270.4 million in the first nine months of 2010, an increase of 56%. This increase reflects the continuation in the current year of the advantageous conditions for the Company in the fixed annuity marketplace which emerged during the second half 2010. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2011 in an effort to achieve its targeted interest rate spreads on these products. The Company’s funds under management increased 23% to $2,002.8 million at September 30, 2011 from $1,634.3 million at September 30, 2010.

Net Investment Income. Net investment income in the first nine months of 2011 was $255.6 million as compared to $249.2 million in the first nine months of 2010, an increase of 3%. This increase reflects a 14% increase in average invested assets to $6,774.4 million in 2011 from $5,960.7 million in 2010, a higher level of investment income from the Company’s fixed maturity security portfolio and trading account securities, partially offset by adverse performance on the part of the Company’s investments in investment funds organized as limited partnerships and limited liability companies. The tax equivalent weighted average annualized yield on invested assets was 5.5% and 6.0% in for the first nine months of 2011 and 2010, respectively.

Net Realized Investment Losses. Net realized investment losses were $5.9 million in the first nine months of 2011 as compared to $27.8 million in the first nine months of 2010. The Company monitors its investments on an ongoing basis. When the fair value of an available for sale security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $27.3 million and $62.8 million of losses in the first nine months of 2011 and 2010, respectively, due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which, respectively, $23.7 million and $50.2 million was recognized as credit-related realized investment losses and $3.6 million and $12.6 million remained as a component of accumulated other comprehensive income. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first nine months of 2011 and 2010, the Company recognized $17.8 million and $22.4 million, respectively, of net gains on sales of investments.

The Company may continue to recognize losses due to other than temporary declines in security fair values in the future, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, expected future cash flows from structured securities, the outlook for the performance by the security issuers of their obligations and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2010 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”

Benefits and Expenses. Policyholder benefits and expenses were $1,200.2 million in the first nine months of 2011 as compared to $1,091.0 million in the first nine months of 2010. This increase primarily reflects the increase in premiums from the

Company’s group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.0% and 94.9% in the first nine months of 2011 and 2010, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.6% and 3.8% in the first nine months of 2011 and 2010, respectively.

Interest Expense. Interest expense was $27.8 million in the first nine months of 2011 as compared to $33.1 million in the first nine months of 2010. This decrease primarily reflects a decrease in interest expense resulting from the early retirement of the 2033 Senior Notes during 2010, partially offset by an increase in interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, as well as increased interest paid on the Company’s new bank credit facility.

Income Tax Expense. Income tax expense was $40.2 million in the first nine months of 2011 as compared to $34.6 million in the first nine months of 2010. This increase primarily reflects the decrease in the income tax benefit resulting from realized investment losses due to the lower level of such losses, as well as a higher level of taxable income. The Company’s effective tax rate was 22.2% and 23.0% in the first nine months of 2011 and 2010, respectively.

Three Months Ended September, 30, 2011 Compared to Three Months Ended September 30, 2010

Summary of Results. Net income attributable to shareholders was $41.0 million, or $0.73 per diluted share, for the third quarter of 2011 as compared to $44.8 million, or $0.80 per diluted share, for the third quarter of 2010. Net income in the third quarter of 2011 and 2010 included net realized investment (losses) gains (net of the related income tax benefit (expense)) of $(3.3) million, or $(0.06) per diluted share, and $0.8 million, or $0.01 per diluted share, respectively. Net income in the third quarter of 2011 was adversely impacted by a significant decrease in net investment income as compared to the prior period, partially offset by a decrease in interest expense. Net investment income decreased due to a lower tax equivalent weighted average annualized yield on invested assets of 5.0% during the third quarter of 2011 as compared with 6.0% in the prior period. Net realized investment (losses) gains in the third quarter of 2011 and 2010 included losses, net of the related income tax benefit, of $(6.1) million, or $(0.11) per diluted share, and $(4.2) million, or $(0.07) per diluted share, respectively, due to credit loss-related impairments in the values of certain investments. The decrease in interest expense primarily reflects a decrease in interest expense associated with the 2033 Senior Notes, which were redeemed during 2010.

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

Operating earnings were $44.3 million, or $0.79 per diluted share, in the third quarter of 2011 compared to $46.5 million, or $0.83 per diluted share. This decrease was primarily due to a decrease in net investment income, partially offset by a decrease in interest expense.

The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Three months Ended September 30,
	2011	2010
Operating earnings	$44,286	$46,477
Net realized investment (losses) gains, net of taxes (1)	(3,251)	775
Loss on early retirement of senior notes (2)	—	(2,444)

Net income attributable to shareholders	$41,035	$44,808

Diluted results per share of common stock
Operating earnings	$0.79	$0.83
Net realized investment (losses) gains, net of taxes (1)	(0.06)	0.01
Loss on early retirement of senior notes (2)	—	(0.04)

Net income attributable to shareholders	$0.73	$0.80

(1)	Net of an income tax benefit (expense) of $1.8 million and $(0.4) million, or $0.03 per diluted share and $(0.01) per diluted share, for the three months ended September 30, 2011 and 2010, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(2)	Net of an income tax benefit of $1.3 million or $0.02 per diluted share for the three months ended September 30, 2010. The tax effect is calculated using the Company’s statutory tax rate of 35%.

Premium and Fee Income. Premium and fee income for the third quarter of 2011 was $398.6 million as compared to $357.0 million for the third quarter of 2010, an increase of 12%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance, limited benefit health insurance and workers’ compensation and casualty treaty reinsurance, increased 11% to $379.6 million for the third quarter of 2011 from $341.6 million for the third quarter of 2010, reflecting higher new business production, price increases and improved persistency. New business production for the Company’s core group employee benefit products increased 24% to $89.6 million in the third quarter of 2011 from $72.1 million in the third quarter of 2010. Premiums from excess workers’ compensation insurance for self-insured employers increased 17% to $87.1 million in the third quarter of 2011 from $74.4 million in the third quarter of 2010. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $29.5 million in the third quarter of 2011 as compared to $19.3 million in the third quarter of 2010, an increase of 53%. Premiums from workers’ compensation and casualty treaty reinsurance increased 40% to $18.8 million in the third quarter of 2011 from $13.4 million in the third quarter of 2010. This product was recently renamed by the Company and was previously known as assumed workers compensation and casualty reinsurance. Workers’ compensation and casualty treaty reinsurance production was $6.7 million in the third quarter of 2011 as compared to $3.7 million in the third quarter of 2010, an increase of 81%. Rates increased 3.9% in the third quarter of 2011 on excess workers’ compensation renewals and self-insured retentions were on average up 5.5% in such quarter on new and renewal policies. The Company’s retention of its existing excess workers’ compensation customers remained strong in the third quarter of 2011.

During the third quarter of 2011, premiums from the Company’s other core group employee benefit products increased 8% to $273.7 million in the third quarter of 2011 from $253.8 million in the third quarter of 2010. Premiums from the Company’s group life products increased 7% to $105.0 million in the third quarter of 2011 from $97.9 million in the third quarter of 2010. Premiums from the Company’s group disability products increased 9% to $147.6 million in the third quarter of 2011 from $135.1 million in the third quarter of 2010. Premiums from the Company’s turnkey disability business were $12.6 million during the third quarter of 2011 compared to $12.0 million during the third quarter of 2010, an increase of 5%. New business production for the Company’s other core group employee benefit products increased 9% to $53.4 million in the third quarter of 2011 compared to $49.1 million in the third quarter of 2010. The level of production achieved from these products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. In addition, the Company has increased pricing levels for new long-term disability insurance customers as a result of the decrease in the discount rate for its disability reserves that was implemented in 2010. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $2.4 million in the third quarter of 2011 as compared to $4.5 million in the third quarter of 2010.

Deposits from the Company’s asset accumulation products were $175.6 million in the third quarter of 2011 as compared to $153.6 million in the third quarter of 2010, an increase of 14%. This increase reflects the advantageous conditions for the Company in the fixed annuity marketplace which emerged during the second half of 2010 and have continued into 2011. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2011 in an effort to achieve its targeted interest rate spreads on these products.

Net Investment Income. Net investment income in the third quarter of 2011 was $80.1 million as compared to $86.9 million in the third quarter of 2010. This decrease was primarily due to the unfavorable performance of the Company’s investments in investment funds organized as limited partnerships and limited liability companies. This decrease was partially offset by a 14% increase in average invested assets to $7,135.9 million in 2011 from $6,283.9 million in 2010 and a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. The tax equivalent weighted average annualized yield on invested assets was 5.0% and 6.0% for the third quarter of 2011 and 2010, respectively.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains were $(5.0) million in the third quarter of 2011 as compared to $1.2 million in the third quarter of 2010. The Company monitors its investments on an ongoing basis. When the fair value of an available for sale security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit losses is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $12.0 million of losses in the third quarter of 2011 due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $9.4 million was recognized as realized investment losses related to credit losses and $2.6 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. During the third quarter of 2010, the Company recognized $13.9 million of losses due to the other than temporary declines in the fair values of certain fixed maturity securities and other investments, of which $6.4 million was recognized as realized investment losses related to credit losses and $7.5 million remained as a component of accumulated other comprehensive income on the balance sheet related to non-credit losses. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the third quarters of 2011 and 2010, the Company recognized $4.4 million and $7.6 million, respectively, of net gains on sales of investments.

The Company may continue to recognize losses due to other than temporary declines in security fair values in the future, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, expected future cash flows from structured securities, the outlook for the performance by the security issuers of their obligations and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2010 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”

Benefits and Expenses. Policyholder benefits and expenses were $415.2 million in the third quarter of 2011 as compared to $370.2 million in the third quarter of 2010. This increase primarily reflects the increase in premiums from the Company’s group employee benefit products discussed above. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 95.9% and 95.5% in the third quarters of 2011 and 2010, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 3.3% and 3.7% in the third quarters of 2011 and 2010, respectively.

Interest Expense. Interest expense was $9.3 million in the third quarter of 2011 as compared to $11.0 million in the third quarter of 2010. This decrease primarily reflects a decrease in interest expense associated with the 2033 Senior Notes, which were redeemed during 2010, partially offset by an increase in interest expense associated with the Company’s new bank credit facility.

Income Tax Expense. Income tax expense was $8.0 million in the third quarter of 2011 as compared to $15.3 million in the third quarter of 2010 primarily due to a lower level of operating income. The Company’s effective tax rate was 16.3% and 25.4% in the third quarter of 2011 and 2010, respectively, primarily due to a significantly higher proportion of its net investment income consisting of tax-exempt interest income.

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

In December 2010, the Company entered into a Credit Agreement with Bank of America, N.A. as administrative agent and a group of banking institutions (the “Credit Agreement”) providing for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. Concurrently with the consummation of the Credit Agreement, the Company terminated the Prior Credit Agreement, which was scheduled to expire in October 2011. On June 7, 2011, a new lender was added to the revolving loan facility and its amount was increased to $205 million. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies based upon the specified ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of September 30, 2011, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. At September 30, 2011, the Company had $125 million of outstanding borrowings, and $205 million of borrowings remaining available, under the Credit Agreement.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $135.0 million of financial resources available at the holding company level at September 30, 2011, primarily comprised of short-term investments and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Credit Agreement. During 2011, the Company’s insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $99.8 million, in addition to the dividend payments of $52.0 million made during the first nine months of 2011. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.

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

On November 3, 2011, the Company’s Board of Directors declared a cash dividend of $0.12 per share, which will be paid on the Company’s Class A Common Stock and Class B Common Stock on December 1, 2011.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Share Repurchase Authorization. On August 3, 2011, the Company’s Board of Directors authorized repurchases of the Company’s outstanding Class A Common Stock in a total amount of up to $50 million. Such repurchases may be effected in the open market or in privately negotiated transactions in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934. Repurchases pursuant to this authorization will depend upon management’s assessment of market and business conditions, the Company’s stock price, alternative uses of capital and other factors. The authorization replaces an existing share repurchase authorization which had 1.0 million shares remaining. During the third quarter of 2011, the Company repurchased 421,500 shares at a total cost of $9.7 million.

Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $7,336.2 million at September 30, 2011, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $305.0 million at September 30, 2011.

During the first nine months of 2011, the market value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $107.6 million from year-end 2010, before the related decrease in the cost of business acquired of $9.5 million and an increase in the federal income tax provision of $34.3 million. At September 30, 2011, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $334.2 million (of which $292.0 million was attributable to investment grade securities) and $155.5 million (of which $69.4 million was attributable to investment grade securities), respectively. During the first nine months of 2011, the Company recognized pre-tax net investment losses of $5.9 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations, based upon the highest of the ratings assigned to the respective securities, was “A” at September 30, 2011. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.

See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.

Cash Flows. Operating activities increased cash by $323.7 million and $253.0 million in the first nine months of 2011 and 2010, respectively. Net investing activities used $545.4 million and $425.1 million of cash during the first nine months of 2011 and 2010, respectively, primarily for the purchase of securities. Financing activities provided $239.9 million of cash during the first nine months of 2011, principally from deposits to policyholder accounts, partially offset by the repayment of $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity. During the first nine months of 2010, financing activities provided $183.9 million of cash, principally from the issuance of the 2020 Senior Notes, partially offset by the full repayment of the then outstanding borrowings under the Prior Credit Agreement.

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

On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of its adoption, the Company made an after-tax reduction to its retained earnings at January 1, 2010 in the amount of $60.0 million, net of an income tax benefit of $32.3 million, which represents the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet, net income attributable to shareholders was reduced by $0.03 per diluted share and $0.09 per diluted share for the three and nine months ended September 30, 2010, respectively. This adoption also resulted in the restatement of certain other financial information for 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Registered Equity Securities.

The following table shows the purchases of registered equity securities under the Company’s existing repurchase authorization during the three months ended September 30, 2011:

	Number of Shares Purchased	Total Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 – 31, 2011	—	$—	—	—
August 1 – 31, 2011	421,500	$22.96	421,500	$40,314,199
September 1 – 30, 2011	—	$—	—	—

Total	421,500	$22.96	421,500	—

(1)

The Company had previously purchased 7,741,452 shares of its Class A Common Stock, at a total cost of $187.8 million, in the open market under previous share repurchase authorizations and had received 19,764 shares of the Company’s Class A Common Stock with an aggregate value of $0.3 million in liquidation of a partnership interest, resulting in a total number of shares of treasury stock outstanding on December 31, 2010 of 7,761,216.

(2)

On August 3, 2011, the Board authorized the repurchase of an aggregate value of $50.0 million of the Company’s Class A Common Stock, which replaced an existing share repurchase authorization having 1.0 million shares remaining. During the third quarter of 2011, the Company repurchased 421,500 shares of its Class A Common Stock at a total cost of $9.7 million in the open market, resulting in a total number of shares of treasury stock outstanding on September 30, 2011 of 8,182,716. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.

Item 6.	Exhibits

3.1	Amendment to Amended and Restated By-laws of Delphi Financial Group, Inc.

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note G to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Executive Vice President and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

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

Date: November 8, 2011