Form 10-K
period 2011-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2012-02-29
CIK 859139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-11462

DELPHI FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	(302) 478-5142	13-3427277
(State or other jurisdiction of incorporation or organization)	(Registrant’s telephone number, including area code)	(I.R.S. Employer Identification Number)

1105 North Market Street, Suite 1230, P. O. Box 8985, Wilmington, Delaware	19899
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange
7.376% Fixed-to-Floating Rate Junior Subordinated Debentures due May 1, 2067	NewYork Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $1,427,353,193.

As of February 2, 2012, the Registrant had 49,088,263 shares of Class A Common Stock and 6,111,557 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DELPHI FINANCIAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

Item 1. Business

Overview

Delphi Financial Group, Inc. (the “Company” or “Delphi,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) is a financial services company focused on specialty insurance and insurance-related businesses. The Company was organized as a Delaware corporation in 1987 and completed the initial public offering of its Class A common stock in 1990. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related group insurance coverages: long-term and short-term disability, life, excess workers’ compensation for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. The Company’s asset accumulation business emphasizes individual annuity products. The Company offers its products and services in all fifty states, the District of Columbia and Puerto Rico. The Company’s two reportable segments are group employee benefit products and asset accumulation products. See Notes A and P to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the Company’s segments.

On December 21, 2011, Delphi entered into a merger agreement among Delphi, Tokio Marine Holdings, Inc., a Japanese corporation (“Tokio Marine”), and TM Investment (Delaware) Inc., a Delaware corporation and wholly owned subsidiary of Tokio Marine (“TM Sub”). The merger agreement provides that at the effective time of the merger, TM Sub will be merged with and into Delphi, with Delphi continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Tokio Marine. Pursuant to the merger agreement, at the effective time of the merger (1) each share of our Class A Common Stock (other than (i) shares of our Class A Common Stock owned by Delphi, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (ii) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $43.875 in cash, without interest and less any applicable withholding taxes, and (2) each share of our Class B Common Stock (other than (i) shares of our Class B Common Stock owned by Delphi, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (ii) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $52.875 in cash, without interest and less any applicable withholding taxes. In addition, the merger agreement provides that record holders of common stock immediately prior to the effective time of the merger will be entitled to receive a special dividend of $1.00 in cash per share that is contingent upon the completion of the merger and will be paid shortly after closing. The acquisition is subject to the approval of Delphi stockholders, including approval by the holders of a majority of the shares of our Class A Common Stock (other than shares of our Class A Common Stock owned, directly or indirectly, by holders of our Class B Common Stock, any holder of shares of our Class A Common Stock that were transferred to such holder by any holder of our Class B Common Stock after December 21, 2011, Tokio Marine, TM Sub or any officers or directors of Delphi, or any of their respective affiliates or “associates” (as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended)) and the approvals of various regulatory authorities in Japan and the U.S., as well as other customary closing conditions. We anticipate the completion of the merger in the second quarter of 2012, but we cannot be certain when or if the conditions to the closing of the merger will be satisfied or, to the extent permitted, waived.

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

The Company’s primary operating subsidiaries are as follows:

Reliance Standard Life Insurance Company (“RSLIC”), founded in 1907 and having administrative offices headquartered in Philadelphia, Pennsylvania, and its subsidiary, First Reliance Standard Life Insurance Company (“FRSLIC”), underwrite a diverse portfolio of disability, group life, travel accident, dental and limited benefit health insurance products targeted principally to the employee benefits market. RSLIC also markets asset accumulation products, primarily fixed annuities, to individuals and groups. The financial strength rating of RSLIC as of February 2012 as assigned by A.M. Best was A (Excellent). Financial strength ratings are based upon factors relevant to the Company’s insurance subsidiary policyholders and are not directed toward protection of investors in the Company. The Company, through Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), acquired RSLIC and FRSLIC in 1987.

Safety National Casualty Corporation (“SNCC”) focuses primarily on providing excess workers’ compensation insurance to the self-insured market. Founded in 1942 and located in St. Louis, Missouri, SNCC is one of the oldest continuous writers of excess workers’ compensation insurance in the United States. The financial strength rating of SNCC as of February 2012 as assigned by A.M. Best was A (Excellent). The Company, through SIG Holdings, Inc. (“SIG”), acquired SNCC in 1996. In 2001, SNCC formed an insurance subsidiary, Safety First Insurance Company, which also focuses on selling excess workers’ compensation products to the self-insured market.

Matrix Absence Management, Inc. (“Matrix”), founded in 1987, provides integrated disability and absence management services to the employee benefits market across the United States. Headquartered in San Jose, California, Matrix was acquired by the Company in 1998.

Group Employee Benefit Products

The Company is a leading provider of disability, group life and excess workers’ compensation insurance products to small and mid-sized employers, with more than 40,000 policies in force. The Company also offers travel accident, voluntary accidental death and dismemberment, group dental and limited benefit health insurance products, as well as workers’ compensation and casualty treaty reinsurance. The Company markets its group products to employer-employee groups and associations in a variety of industries. The Company insures groups ranging from 2 to more than 5,000 individuals, although the size of an insured group generally ranges from 10 to 1,000 individuals. The Company markets its employee benefit products on an unbundled basis and as part of an Integrated Employee Benefit program that combines employee benefit insurance coverages and absence management services. The Integrated Employee Benefit program, which the Company believes helps to differentiate itself from competitors by offering clients improved productivity from reduced employee absence, has enhanced the Company’s ability to market its group employee benefit products to large employers. In addition, the Company offers a suite of voluntary disability, group life and accidental death and dismemberment insurance products that are purchased by employees on an elective basis at their worksite. These products allow the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company also offers a group limited benefit health insurance product which provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In response to the federal health care reform legislation, the Company is generally issuing its new and renewal limited benefit health policies under a fixed indemnity benefit structure that is exempt from certain of the requirements of the legislation that became effective in September 2010. However, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. In underwriting its group employee benefit products, the Company attempts to avoid concentrations of business in any particular industry segment or geographic area; however, no assurance can be given that such efforts will be successful.

The Company’s group employee benefit products are primarily sold to employers and groups through independent brokers and agents. The Company’s products are marketed to brokers and agents by 146 sales representatives and managers. RSLIC had 119 group sales representatives and managers located in 32 sales offices nationwide at December 31, 2011. In addition, RSLIC had 10 sales representatives and managers devoted to its limited benefit health insurance product at December 31, 2011. At December 31, 2011, SNCC had 16 sales representatives and managers. The Company’s seven administrative offices and 32 sales offices also service existing business.

The following table sets forth for the periods indicated selected financial data concerning the Company’s group employee benefit products:

	Year Ended December 31,
	2011		2010		2009
			(dollars in thousands)
Insurance Premiums:
Core Products:
Disability	$577,585	38.8%	$542,386	39.9%	$560,361	41.6%
Life	417,867	28.1	388,247	28.6	393,173	29.2
Excess workers’ compensation	330,620	22.2	289,548	21.3	277,485	20.7
Workers’ compensation and casualty treaty reinsurance (1)	72,163	4.8	51,538	3.8	34,168	2.5
Limited benefit health insurance	42,510	2.8	40,772	3.0	31,987	2.4
Accident and dental	48,955	3.3	46,307	3.4	49,029	3.6

	1,489,700	100.0%	1,358,798	100.0%	1,346,203	100.0%

Non Core Products	17,726		9,709		8,464

Total insurance premiums	$1,507,426		$1,368,507		$1,354,667

Sales (new annualized gross premiums):
Core Products:
Disability	$117,606	35.1%	$108,302	36.0%	$109,409	37.4%
Life	78,457	23.4	90,626	30.1	70,526	24.1
Excess workers’ compensation	71,681	21.4	47,434	15.8	45,251	15.4
Workers’ compensation and casualty treaty reinsurance (1)	18,811	5.6	14,606	4.9	17,226	5.9
Limited benefit health insurance	17,811	5.3	13,324	4.4	20,141	6.9
Accident and dental	30,267	9.2	26,611	8.8	30,282	10.3

.	334,633	100.0%	300,903	100.0%	292,835	100.0%

Non Core Products	14,198		8,055		6,468

Total sales	$348,831		$308,958		$299,303

(1)	Previously referred to as “Assumed workers’ compensation and casualty reinsurance.”

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

	Year Ended December 31,
	2011	2010	2009
Loss ratio	70.2%	68.7%	68.5%
Expense ratio	25.1	26.6	25.7

Combined ratio	95.3%	95.3%	94.2%

Operating income (dollars in thousands) (1)	$286,586	$281,249	$267,652

(1)	See Note P to the Consolidated Financial Statements included in this Form 10-K for information regarding the computation of operating income for this segment.

The loss and expense ratios are affected by, among other things, claims development related to insurance policies written in prior years, changes in the Company’s mix of products and the results with respect to the Company’s non-core group employee benefit products.

Group disability insurance products offered by the Company, principally long-term disability insurance, generally provide a specified level of periodic benefits during the period that a member of the insured group who, because of a medical condition or injury, is unable to work. Typically, long-term disability benefits are paid monthly and are limited for any one insured to two-thirds of the insured’s pre-disability earned income up to a specified maximum benefit. Long-term disability benefits are generally offset by income the claimant is entitled to receive from other sources, primarily Social Security disability benefits. The Company actively manages its disability claims, working with claimants in an effort to assist them in returning to work as quickly as possible. When claimants’ disabilities prevent them from returning to their original occupations, the Company, in appropriate cases, may provide assistance in developing new productive skills for an alternative career. Following the initial premium rate guarantee period for a new policy, typically two years in length, premium rates are generally re-determined annually for a group disability insurance policy and are based upon expected morbidity and mortality and the insured group’s emerging experience, as well as assumptions regarding operating expenses and future interest rates. The Company’s group long-term disability coverages are spread across many industries. In 2006, RSLIC purchased substantially all of the assets of a third-party administrator which had previously been administering business for RSLIC and contributed them to a newly established division of RSLIC, Custom Disability Solutions (“CDS”). In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, whose operations are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market, while also continuing to service existing clients from an indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies to enable them to provide their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services to these insurers for such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. The Company cedes through indemnity reinsurance risks in excess of $7,500 in long-term disability benefits per individual per month. Effective October 1, 2011, the retention increased to a maximum of $8,000. See “Reinsurance” and “Liquidity and Capital Resources – Reinsurance” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In recent years the Company has benefited from the stable market conditions which have prevailed for its excess workers’ compensation products as to pricing and other contract terms. However, because pricing in the primary workers’ compensation market has been competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools, sectors whose payroll levels generally have been less adversely impacted by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products and achieved significantly improved levels of new business production for these products in 2010 and 2011. For 2011, 2010 and 2009, new business production for excess workers’ compensation products was $71.7 million, $47.4 million and $45.3 million, respectively, and the retention of existing customers was strong.

The Company assumes certain workers’ compensation and casualty risks from other insurers through reinsurance treaties. In these arrangements, the Company provides coverage on an indemnity basis for losses in excess of specified amounts, subject to specified maximums. Coverage for losses as a result of nuclear, biological, chemical and radiological terrorism is excluded from these reinsurance treaties. The loss amounts at which the Company’s payment obligations attach under these arrangements range from $250,000 to $0.3 billion, with an average attachment point on a premium-weighted basis of $7.3 million and a median attachment point of $5.0 million. Aggregate exposures assumed by the Company under individual workers’ compensation and casualty reinsurance treaties generally range from $30,000 to $10 million, and the Company’s average per-treaty net exposure on a premium-weighted basis is equal to $4.4 million. The Company underwrites workers’ compensation and casualty treaty reinsurance using procedures similar to those it applies in connection with its directly written excess workers’ compensation products.

The Company from time to time replaces or modifies its existing reinsurance ceded arrangements for its excess workers’ compensation insurance products based on changing reinsurance market conditions. The Company presently cedes through indemnity reinsurance 100% of its excess workers’ compensation risks between $20.0 million and $150.0 million per occurrence, and 15% of its excess workers’ compensation risks between $200.0 million and $250.0 million, per occurrence. Effective July 1, 2011, the Company entered into a reinsurance agreement under which it cedes 50% (compared to 100% previously) of its excess workers’ compensation risks between $10.0 million and $20.0 million per occurrence and 100% (compared to 65% previously) of its excess workers’ compensation risks between $150.0 million and $200.0 million per occurrence. The Company cedes through indemnity reinsurance up to $20.0 million of coverage with respect to workers’ compensation and certain other losses resulting from certain naturally occurring catastrophic events. See “Reinsurance” and “Liquidity and Capital Resources – Reinsurance” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A number of the Company’s reinsurance ceded arrangements exclude coverage for losses resulting from terrorism. However, the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) applies to certain of the lines of property and casualty insurance directly written by SNCC (as opposed to business assumed by SNCC through reinsurance), including excess workers’ compensation. The Terrorism Act is presently scheduled to remain in effect through December 31, 2014. SNCC’s surety and commercial auto lines of business are not covered under the Terrorism Act. Under the Terrorism Act, the federal government would pay 85% of each loss from a covered act of terrorism and the insurer would pay the remaining 15%. Each insurer has a separate deductible before federal assistance becomes available for a covered act of terrorism. The deductible is 20% of the insurer’s direct earned premiums from the previous calendar year. The maximum after-tax loss to the Company for 2012 within the Terrorism Act deductible from property and casualty products is equal to approximately 2.6% of the Company’s shareholders’ equity as of December 31, 2011. Any payments made by the federal government under the Terrorism Act would be subject to recoupment via surcharges to policyholders when future premiums are billed. The Terrorism Act does not apply to the lines of insurance written by RSLIC, FRSLIC or RSLIC-Texas.

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

The Company’s suite of voluntary disability, group life, accidental death and dismemberment, and limited benefit health insurance products are offered to employees on an elective basis at the worksite. Trends in the U.S. employment market, particularly the increasing cost of employer-provided medical benefits, are leading an increasing number of employers to offer new or additional benefits on a voluntary basis. The Company’s suite of voluntary products allows the employees of the Company’s clients to choose, within specified parameters, the type and amount of insurance coverage, the premiums for which are collected through payroll deductions. The Company’s group limited benefit health insurance product provides employee-paid coverage for hourly, part-time or other employees with seasonal or other irregular work schedules who would generally not be eligible for other employer-provided health insurance plans. In response to the federal health care reform legislation, the Company is generally issuing its new and renewal limited benefit health policies under a fixed indemnity benefit structure that is exempt from certain of the requirements of the legislation that became effective in September 2010. However, it is uncertain whether this product can be effectively marketed once the minimum medical coverage requirements of the legislation become effective in 2014, since this product’s coverage will not satisfy these requirements. Because the Company’s voluntary products are convenient to purchase and maintain, the Company believes that they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis. The Company believes that these products complement the Company’s core group employee benefit products and represent a significant growth opportunity.

Non-core group employee benefit products include certain products that have been discontinued, such as reinsurance facilities and excess casualty insurance, newer products which have not demonstrated their financial potential, products which are not expected to comprise a significant percentage of earned premiums and products for which sales are episodic in nature, such as loss portfolio transfers (“LPTs”). Pursuant to an LPT, the Company, in exchange for a specified one-time payment to the Company, assumes responsibility for making ongoing payments with respect to an existing block of disability or self-insured workers’ compensation claims that are in the course of being paid over time. These products are typically marketed to the same types of clients who have historically purchased the Company’s disability and excess workers’ compensation products. Non-core group employee benefit products also include primary workers’ compensation insurance products, which is generally written as a complement to the excess workers’ compensation products. Excess casualty insurance consists of a discontinued excess umbrella liability program. This program entails exposure to excess of loss liability claims from past years, including environmental and asbestos-related claims. Net incurred losses and loss adjustment expenses relating to this program totaled $6.0 million, $4.0 million and $1.0 million in 2011, 2010 and 2009, respectively. In addition, non-core group employee benefit products include commercial auto and general liability insurance, which is generally written as a complement to the excess workers’ compensation products, and bail bond insurance. Bail bond insurance is written through contracts with general agents who engage retail agents to write the bonds. If the defendant as to whom the bail bond is written does not appear in court, the Company is required to pay the bond amount. The general agent is obligated to indemnify the Company for any such payment; however, the Company remains responsible on the bail bond regardless of whether it is so indemnified.

Asset Accumulation Products

The Company’s asset accumulation products consist mainly of fixed annuities, primarily single premium deferred annuities (“SPDAs”) and flexible premium annuities (“FPAs”). An SPDA provides for a single payment by an annuity holder to the Company and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. An FPA provides for periodic payments by an annuity holder to the Company, the timing and amount of which are at the discretion of the annuity holder, and the crediting of interest by the Company on the annuity contract at the applicable crediting rate. Interest credited on SPDAs and FPAs is not paid currently to the annuity holder but instead is added to the annuity contract’s value and accumulates. This accumulation is tax deferred. The crediting rate may be increased or decreased by the Company subject to specified guaranteed minimum crediting rates, which currently range from 1.0% to 5.5% per annum. For most of the Company’s fixed annuity products, the crediting rate may be reset by the Company annually, typically on the policy anniversary date. The Company’s fixed annuity products also include multi-year interest guarantee products, in which the crediting rate is fixed at a stated rate for a specified period of years. Such periods range from three to seven years. At December 31, 2011, the weighted average crediting rate on the Company’s fixed annuity products was 3.7%, which includes the effects of the first year crediting rate bonus on certain newly issued products. Withdrawals may be made by the annuity holder at any time, but withdrawals during the applicable surrender charge period in a single year that exceed 10% of the annuity value will result in the assessment of surrender charges, and withdrawals may also result in taxes and/or tax penalties to the holder on the withdrawn amount. In addition, for annuity products containing a market value adjustment (“MVA”) provision, which comprised approximately 64.4% of the Company’s policyholder account balances at December 31, 2011, the accumulated value of the annuity may be increased or decreased under such provision as a function of decreases or increases, respectively, in crediting rates for the Company’s newly issued annuities if it is surrendered during the surrender charge period. Under this MVA provision, the accumulated value is guaranteed to be at least equal to the annuity premium paid, plus credited interest at the specified minimum guaranteed crediting rate.

During the fourth quarter of 2007, the Company introduced an indexed SPDA that permits the annuity holder to elect that interest be credited to the contract in a manner that is either linked to any positive performance of the Standard & Poor’s 500 Index, excluding dividends (the “S&P 500 Index”), credited on a fixed interest rate basis, or a mix of both. For the interest component that is linked to the S&P 500 Index, credited interest is based, at the annuity holder’s election, either on a percentage, referred to as the participation rate, of the annual index return or on the amount of such return up to a specified maximum rate, referred to as the cap. The annual index return is based, also at the annuity holder’s election, either on the average monthly return for the year or on an annual point-to-point calculation. The annuity holder may change the elections as between the participation rate and capped interest crediting methods, and as between the average monthly return and annual point-to-point calculation methods, on an annual basis. The Company may change the levels of the participation rate and the cap on an annual basis, subject to contractually specified minimums. In the case of interest credited on a fixed rate basis, the crediting rate may be reset by the Company annually. A minimum guaranteed accumulation is also provided which applies at maturity or earlier termination of the annuity contract. The guaranteed accumulation amount presently ranges from 1.0% to 2.0% per annum. The Company purchases S&P 500 Index call options and other similar derivative instruments that are believed to be correlated to the annuity holders’ interest crediting elections in order to fund its obligations based on such elections.

These fixed annuity products are sold primarily to individuals through networks of independent insurance agents. In 2011, the Company’s SPDA products accounted for $495.7 million of asset accumulation product deposits, of which $346.7 million was attributable to the MVA annuity and $104.1 million was attributable to the indexed annuity. The Company’s FPA products accounted for $1.7 million of asset accumulation product deposits in 2011, substantially all of which had an MVA feature. Three networks of independent agents each accounted for over 10% of the deposits from these SPDA and FPA products during 2011. The Company believes that it has a good relationship with these agent networks.

During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements with maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. In March 2009, the Company repaid $35.0 million in aggregate principal amount of the floating rate funding agreements at their maturity, resulting in a corresponding repayment of the funding agreement-backed notes. In March 2011, the Company repaid the remaining $65.0 million in aggregate principal amount of the floating rate funding agreements at their maturity. During the third quarter of 2008, the Company acquired a block of existing SPDA and FPA policies from another insurer through an indemnity assumed reinsurance transaction that resulted in the assumption by the Company of policyholder account balances in the amount of $135.0 million. The Company believes that its funding agreements and annuity reinsurance arrangements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. The Company’s liabilities for its funding agreements and annuity reinsurance arrangements are recorded in policyholder account balances.

The following table sets forth for the periods indicated selected financial data concerning the Company’s asset accumulation products:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Asset accumulation product deposits (sales)	$507,656	$377,358	$248,595
Funds under management (at period end)	$2,073,154	$1,725,785	$1,425,442
Operating income (1)	$39,747	$47,417	$42,262

(1)	See Note P to the Consolidated Financial Statements included in this Form 10-K for information regarding the computation of operating income for this segment.

At December 31, 2011, funds under management consisted of $1,833.0 million of SPDA liabilities and $240.1 million of FPA liabilities. Of the SPDA and FPA liabilities, $1,552.9 million were subject to surrender charges averaging 6.9% at December 31, 2011, with the balance of these liabilities not subject to surrender charges having been in force, on average, for 18 years. $173.2 million of the SPDA and FPA liabilities have been assumed by the Company under various indemnity reinsurance transactions, including the 2008 transaction discussed above.

The Company prices its fixed annuity products based on assumptions concerning prevailing and expected interest rates and other factors that it believes will permit it to achieve a positive spread between its expected return on investments and the crediting rate. The Company attempts to achieve this spread by active portfolio management focusing on matching invested assets and related liabilities to minimize the exposure to fluctuations in market interest rates and by the periodic adjustment of the crediting rate on its fixed annuity products. In response to changes in interest rates, the Company increases or decreases the crediting rates on its fixed annuity products, subject to the terms of the policies. See “Asset/Liability Management and Market Risk” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Investments

The Company’s management of its investment portfolio is an important component of its profitability since a substantial portion of its operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company’s other products for which reserves are discounted, the discount rate used to calculate the related reserves. The Company’s overall investment strategy to achieve its objectives of safety and liquidity, while seeking the best available return, focuses on, among other things, matching of the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. In recent years, the financial markets have been the subject of extraordinary volatility. See Part I, Item 1A – Risk Factors. At the same time the overall level of risk-free interest rates has declined substantially. These market conditions have resulted in significant volatility in the carrying values of certain portions of the Company’s investment portfolio, including those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies and trading account securities.

In an effort to reduce fluctuations in its net investment income, the Company has repositioned its investment portfolio to reduce its holdings of these types of investments and, in particular, those investments whose performance had demonstrated the highest levels of variability, although the Company continues to maintain a substantial level of investments of these types. The total carrying value of such investments, at December 31, 2011, was $290.9 million. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds.

The Company has recently been engaged in efforts to deploy a significant portion of its short-term investments, which totaled $277.6 million and $334.2 million at December 31, 2011 and December 31, 2010, respectively, into longer-term fixed maturity securities which offer more attractive yields. However, since the recent market environment, in which low interest rates and tight credit spreads have been prevailing, has made it particularly challenging to make new investments on terms which the Company deems attractive, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome. The Company achieved significantly improved levels of net investment income in its repositioned investment portfolio in 2011 and 2010. However, market conditions may continue to be volatile and may result in significant fluctuations in net investment income, and as a result, in the Company’s results of operations. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income.

In addition, while the levels of the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary decreased significantly during 2011 as compared to 2010 and 2009, in light of the continuing effects of the market conditions discussed above, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.

For information regarding the composition and diversification of the Company’s investment portfolio and asset/liability management, see “Liquidity and Capital Resources” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A, B and C to the Consolidated Financial Statements.

The following table sets forth for the periods indicated the Company’s pretax investment results:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Average invested assets (1)	$6,834,393	$5,966,076	$5,053,304
Net investment income (2)	351,080	351,227	318,187
Tax equivalent weighted average annual yield (3)	5.6%	6.3%	6.7%

(1)	Average invested assets are computed by dividing the total of invested assets as reported on the balance sheet at the beginning of each year plus the individual quarter-end balances by five and deducting one-half of net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income.
(2)	Consists principally of interest and dividend income less investment expenses, along with the changes in value, positive or negative, of the Company’s investments in investment funds organized as limited partnerships and limited liability companies, trading account securities and hybrid financial instruments.
(3)	The tax equivalent weighted average annual yield on the Company’s investment portfolio for each period is computed by dividing net investment income, increased, in the case of tax exempt interest income, to reflect the level of the tax benefit associated with such income, by average invested assets for the period. See “Results of Operations” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company cedes portions of the risks relating to its group employee benefit and variable life insurance products under indemnity reinsurance agreements with various unaffiliated reinsurers. The terms of these agreements, which management believes are typical for agreements of this type, provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of the Company’s retention limits stated in the agreements. The Company pays reinsurance premiums to these reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. These agreements are generally terminable as to new risks by either the Company or the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, for which the reinsurer generally remains liable. See “Group Employee Benefit Products” and Note N to the Consolidated Financial Statements. A number of the Company’s reinsurance ceded arrangements exclude coverage for losses resulting from terrorism. See “The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance” in Item 1A - Risk Factors.

In 2004, RSLIC entered into an indemnity reinsurance arrangement under which it assumed risks relating to certain newly issued group disability insurance policies on an ongoing basis. Under this arrangement, RSLIC is responsible to the ceding companies for underwriting and claims management with respect to the reinsured policies and provides coverage primarily on a quota share basis up to a maximum of $7,500 in benefits per individual per month. Effective October 1, 2011, the quota share retention increased to a maximum of $8,000. In 2006, RSLIC purchased substantially all of the assets of the third-party administrator which had been administering this arrangement for RSLIC and contributed them to CDS. In addition, RSLIC hired approximately 100 former employees of the third-party administrator in connection with the asset acquisition. CDS, the operations of which are based in South Portland, Maine, is focused on expanding the Company’s presence in the turnkey group disability reinsurance market while also continuing to service existing clients from the indemnity reinsurance arrangement. Turnkey group disability reinsurance is typically provided to other insurance companies to enable them to provide their clients a group disability insurance product to complement their other product offerings. Under these reinsurance arrangements, RSLIC typically assumes through reinsurance, on a quota share basis, a substantial majority in proportionate amount of the risk associated with the group disability insurance policies issued by such other insurers. CDS provides pricing, underwriting and claims management services relating to such policies, utilizing the same policies and procedures as are applied with respect to RSLIC’s directly written group disability insurance policies. Premium income and fees from the Company’s turnkey disability business were $51.1 million in both 2011 and 2010 and $55.8 million in 2009, and incurred losses were $38.5 million, $37.5 million and $44.2 million in 2011, 2010 and 2009, respectively.

The Company had in the past participated as an assuming insurer in a number of reinsurance facilities. These reinsurance facilities generally are administered by TPAs or managing underwriters who underwrite risks, coordinate premiums charged and process claims. During 1999 and 2000, the Company terminated, on a prospective basis, its participations in all of these reinsurance facilities. However, the terms of such facilities provide for the continued assumption of risks by, and payments of premiums to, facility participants with respect to business written in the periods during which they participated in such facilities. Premiums from these reinsurance facilities were $0, $30,000 and $(1,000) in 2011, 2010 and 2009, respectively, and incurred losses from these facilities were $1.7 million, $2.2 million and $3.7 million in 2011, 2010 and 2009, respectively.

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

The following table provides a reconciliation of beginning and ending unpaid claims and claim expenses for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Unpaid claims and claim expenses, net of reinsurance, beginning of period	$1,191,499	$1,078,578	$951,342

Add provision for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	187,734	146,023	163,642
Prior years	81,716	49,923	21,556

	269,450	195,946	185,198

Add provision for assumed retroactive reinsurance claims and claim expenses incurred, net of reinsurance, occurring during the
Current year	46,436	14,220	38,346
Prior years	(4,200)	1,824	—

	42,236	16,044	38,346
Incurred claims and claim expenses, net of reinsurance, during the current year	311,686	211,990	223,544

Deduct claims and claim expense payments, net of reinsurance, occurring during:
Current year	10,135	1,739	2,432
Prior years	108,864	93,237	90,047

	118,999	94,976	92,479

Deduct assumed retroactive reinsurance claims and claim expenses paid, occurring during the:
Current year	5,100	1,218	3,829
Prior years	5,084	2,875	—

	10,184	4,093	3,829

Total paid	129,183	99,069	96,308

Unpaid claims and claim expenses, net of reinsurance, end of period	1,374,002	1,191,499	1,078,578
Reinsurance receivables, end of period	132,127	123,411	109,236

Unpaid claims and claim expenses, gross of reinsurance, end of period	$1,506,129	$1,314,910	$1,187,814

Provisions for claims and claim expenses incurred in prior years, as reflected in the above table, reflect the periodic accretion of the discount amounts previously established with respect to the claims reserves relating to the Company’s excess workers’ compensation line of business. During 2011, 2010 and 2009, $52.6 million, $48.4 million and $44.1 million, respectively, of such discount was accreted. Accordingly, of the Company’s provisions for prior years’ claims and claim expenses incurred, net of reinsurance, in 2011, 2010 and 2009, $24.9 million, $3.3 million and $(22.7) million, respectively, of such provisions were made based on new loss experience data that emerged during the respective years. The addition to such provisions resulted primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods, for policies written in the 2002 through 2006 years, in the case of 2011, and 2001 through 2003 years, in the case of 2010, offset in both years by the accrual of additional discount with respect to prior years’ excess workers’ compensation claims reserves and favorable loss experience in the Company’s workers’ compensation and casualty treaty reinsurance line. The reduction to the Company’s provisions for prior years’ claims and claim expenses in 2009 arose primarily from additional discount with respect to prior years’ excess workers’ compensation claims reserves. In 2008, such accrual was based on a change to its assumptions regarding the payment pattern for such claims to reflect lengthening in the time periods over which such claims are paid. In 2009, 2010 and 2011, such accruals reflect a lengthening in time periods over which such claims are paid. In each of the three years, the changes were made in light of emerging claim payment experience, and the Company believes that such experience is due in part to the increases in the average SIR having occurred in recent years. In 2009, the additional provisions for prior years’ claims and claim expenses arose primarily from adverse loss experience in the Company’s excess workers’ compensation line, principally due to moderately increased claim frequency, relative to prior periods, for policies written during the 2000 to 2002 years. The additional provisions did not result from specific changes in the Company’s key assumptions used to estimate the reserves since the preceding period end. Rather, they resulted from the Company’s application of the same estimating processes it has historically utilized to emerging experience data, including premium, loss and expense information, and the impact of these factors on inception-to-date experience. In each period, the Company makes its best estimate of reserves based on all of the information available to it at that time, which necessarily takes into account new experience emerging during the period. See “Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The effects of the accretion and accrual, as applicable, of discount to reflect the time value of money have been removed from the amounts set forth in the loss development table which follows in order to present the gross loss development, net of reinsurance. During 2011, 2010 and 2009, $55.7 million, $50.8 million and $46.6 million, respectively, of discount was accreted, and $162.2 million, $150.6 million and $142.0 million, respectively, of discount was accrued. The effects of accretions and accruals of discount are not reflected for these or any of the other years shown in the following table.

The loss development table below illustrates the development of reserves and is net of reinsurance

	December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(dollars in thousands)
Reserve for unpaid claims and claim expenses, net of reinsurance	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282	$1,766,862	$1,979,566	$2,268,642

Cumulative amount of liability paid:
One year later	61,954	57,235	64,170	81,847	92,760	90,963	77,170	90,055	96,110	113,948
Two years later	112,639	118,685	134,981	149,983	175,852	163,149	164,107	179,561	205,277
Three years later	169,890	187,303	198,133	222,440	241,235	246,895	249,607	278,728
Four years later	231,870	247,487	266,834	283,820	319,465	327,551	343,071
Five years later	283,783	311,350	323,461	357,611	394,654	415,970
Six years later	341,035	361,095	391,116	425,824	473,573
Seven years later	382,757	423,250	453,986	496,908
Eight years later.	435,326	478,798	516,364
Nine years later	480,753	533,310
Ten years later	526,094

Liability reestimated as of:
One year later	636,123	678,535	766,886	908,162	1,072,990	1,198,719	1,366,919	1,561,749	1,825,009	2,048,960
Two years later	634,576	714,303	838,458	1,007,198	1,122,567	1,264,493	1,445,876	1,686,692	1,942,750
Three years later	678,009	790,941	939,254	1,057,913	1,192,300	1,361,739	1,596,214	1,806,272
Four years later	754,717	881,073	991,103	1,120,868	1,299,511	1,513,109	1,707,504
Five years later	832,968	933,259	1,036,718	1,226,238	1,447,255	1,620,975
Six years later	878,948	975,524	1,137,342	1,358,141	1,541,779
Seven years later	914,362	1,064,638	1,254,354	1,444,158
Eight years later	977,152	1,166,709	1,326,841
Nine years later	1,062,279	1,231,385
Ten years later	1,095,515
Cumulative deficiency	$(457,326)	$(550,550)	$(582,081)	$(590,643)	$(530,080)	$(444,996)	$(365,740)	$(261,990)	$(175,888)	$(69,394)

The “Reserve for unpaid claims and claim expenses, net of reinsurance” line in the table above shows the estimated reserve for unpaid claims and claim expenses recorded at the end of each of the periods indicated. These net liabilities represent the estimated amount of losses and expenses for claims arising in the current year and all prior years that are unpaid at the end of each period. The “Cumulative amount of liability paid” lines of the table represent the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The “Liability reestimated” lines of the table show the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate may be either increased or decreased as additional information about the frequency and severity of claims for each succeeding period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. See “Critical Accounting Policies and Estimates – Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Cumulative deficiency” line in the table represents the aggregate change in the net estimated claim reserve liabilities from the dates indicated through December 31, 2011.

The table below is gross of reinsurance and illustrates the effects of the accretion and accrual of discount, as applicable, to reflect the time value of money that was removed from the amounts set forth in the loss development table above.

	December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(dollars in thousands)
Reserve for unpaid claims and claim expenses before discount:
Net of reinsurance	$638,189	$680,835	$744,760	$853,515	$1,011,699	$1,175,979	$1,341,764	$1,544,282	$1,766,862	$1,979,566	$2,268,642
Add reinsurance receivable	92,828	95,709	93,030	104,266	103,014	105,287	113,018	109,704	109,236	123,411	132,127
Deduct discount for time value of money	224,241	241,688	265,100	311,833	368,234	423,604	490,808	592,940	688,284	788,067	894,640

Unpaid claims and claim expenses as reported on balance sheets	506,776	534,856	572,690	645,948	746,479	857,662	963,974	1,061,046	1,187,814	1,314,910	1,506,129

Reestimated unpaid claims and claim expenses, gross of reinsurance, net of discount, as of December 31, 2011	1,090,044	1,166,693	1,190,576	1,235,109	1,264,767	1,276,967	1,287,664	1,303,763	1,368,270	1,402,666

Discounted cumulative deficiency, gross of reinsurance	(583,268)	(631,837)	(617,886)	(589,161)	(518,288)	(419,305)	(323,690)	(242,717)	(180,456)	(87,756)
Add accretion of discount and change in reinsurance receivable	125,942	81,287	35,805	(1,482)	(11,792)	(25,691)	(42,050)	(19,273)	4,568	18,362

Cumulative deficiency, before discount, net of reinsurance	$(457,326)	$(550,550)	$(582,081)	$(590,643)	$(530,080)	$(444,996)	$(365,740)	$(261,990)	$(175,888)	$(69,394)

The excess workers’ compensation insurance reserves carried in the Consolidated Financial Statements are calculated in accordance with GAAP and, net of reinsurance, are approximately $397.0 million less than those reported by the Company for statutory financial statement purposes at December 31, 2011. This difference is primarily due to the use of different discount factors between GAAP and statutory accounting principles and differences in the bases against which such discount factors are applied. See “Critical Accounting Policies and Estimates - Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

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

From time to time, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies and, more recently, their non-insurance affiliates. In addition to legislative initiatives of this type, the National Association of Insurance Commissioners (the “NAIC”) and insurance regulators are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies and their affiliates. Furthermore, federal legislation and administrative policies in a number of areas, such as employee benefits and health care regulation, age, sex and disability-based discrimination, securities and financial services regulation and federal taxation, can significantly affect the insurance business. The Company’s group limited benefit health insurance product has been, and will likely in the future be, affected by the federal health care reform legislation adopted in 2010. See “Group Employee Benefit Products”. It is not possible to predict the future impact of changing regulation on the operations of the Company and its insurance subsidiaries.

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

The Company’s insurance subsidiaries can also be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer’s financial strength and, in most instances, may be offset against future state premium taxes. SNCC’s expenses for these types of assessments were not material in 2011, 2010 or 2009. None of the Company’s life insurance subsidiaries has ever incurred any significant costs of this nature.

Executive Officers of the Company

The table below presents certain information concerning each of the executive officers of the Company:

Name	Age	Position
Robert Rosenkranz	69	Director of the Company; Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of RSLIC

Donald A. Sherman	61	Director and President and Chief Operating Officer of the Company

Stephan A. Kiratsous	47	Executive Vice President and Chief Financial Officer of the Company

Chad W. Coulter	49	Senior Vice President, General Counsel and Secretary of the Company; Senior Vice President, General Counsel and Assistant Secretary of RSLIC

Thomas W. Burghart	53	Senior Vice President and Treasurer of the Company and Senior Vice President and Treasurer of RSLIC

Lawrence E. Daurelle	60	President and Chief Executive Officer of RSLIC

Mark A. Wilhelm	59	Chief Executive Officer of SNCC

Mr. Rosenkranz has served as Chief Executive Officer of the Company since May 1987 and as Chairman of the Board of Directors of the Company since April 1989. He served as President of the Company from May 1987 to April 2006. He also serves as Chairman of the Board or as a Director of the Company’s principal subsidiaries. Mr. Rosenkranz, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, has the power to vote all of the outstanding shares of Class B Common Stock, which represent 49.9% of the aggregate voting power of the Company’s common stock as of February 2, 2012.

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

Mr. Kiratsous was appointed as Executive Vice President and Chief Financial Officer of the Company in June 2011. Mr. Kiratsous has over twenty years of experience with major global investment banks serving as a senior advisor to a wide variety of insurance companies on corporate and strategic matters, including mergers and acquisitions, divestitures and capital offerings and, most recently, had served since 2007 as Managing Director and head of the Insurance Investment Banking Group — Americas of Credit Suisse and, from 2005 to 2007, as Managing Director and co-head of the Financial Institutions Group — Americas of HSBC Securities (USA).

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

Mr. Wilhelm was appointed as Chief Executive Officer of SNCC in January 2010. He served as President of SNCC from April 2008 to December 2009 and as Chief Underwriting Officer of SNCC from July 2007 to December 2009. Prior to July 2007, he served as Executive Vice President of Underwriting of SNCC, where he has been employed in various capacities since 1977.

Employees

The Company and its subsidiaries employed approximately 1,964 persons at December 31, 2011. The Company believes that it enjoys good relations with its employees.

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

During the second quarter of 2010, the Company repurchased $5.0 million principal amount of its 8.00% Senior Notes due 2033 (the “2033 Senior Notes”). During the third quarter of 2010, the Company effected two partial redemptions of the 2033 Senior Notes totaling $70.0 million and in the fourth quarter of 2010 redeemed the remaining $68.8 million principal amount of the 2033 Senior Notes. The Company recognized a loss of $5.0 million, net of an income tax benefit of $2.7 million, in 2010 from the early retirement of the 2033 Senior Notes pursuant to these transactions. In addition, the redemption resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant into which the Company entered in connection with the issuance of the 2007 Junior Debentures. Accordingly, the 2020 Senior Notes became the covered debt under such covenant. The Company utilized bank credit facility borrowings and cash on hand to fund these redemptions and repurchases.

In December 2010, the Company entered into a Credit Agreement with Bank of America, N.A., as administrative agent, and a group of banking institutions (the “Credit Agreement”). The Credit Agreement provides for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. Concurrently with consummating the Credit Agreement, the Company terminated the prior credit agreement, which was set to expire in October 2011. On June 7, 2011, a new lender was added to the revolving loan facility and its amount was increased to $205 million. The Company had outstanding borrowings of $125.0 million under the Credit Agreement at December 31, 2011 and 2010, and $222.0 million at December 31, 2009, under the prior credit agreement. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. The weighted average interest rate on the outstanding borrowings under the Company’s bank credit agreements was 2.5%, 1.1% and 1.0% for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement.

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

A number of risks and uncertainties are associated with the proposed merger with Tokio Marine.

As discussed above, on December 21, 2011, Delphi entered into a merger agreement with Tokio Marine and TM Sub pursuant to which all of Delphi’s outstanding shares will be acquired by Tokio Marine. A number of risks and uncertainties are associated with such merger. For example, the merger may not be consummated in the time frame or manner currently anticipated or at all, as a result of several factors, including, among other things, the failure of one or more of the merger agreement’s closing conditions or litigation relating to the merger. In addition, there can be no assurance that the approvals of Delphi’s shareholders, the relevant regulators of Delphi’s subsidiaries or the Financial Services Agency of Japan will be obtained, that the other conditions to closing of the merger will be satisfied or, to the extent permitted, waived or that other events will not intervene to delay or result in the termination of the merger. If the merger is not completed, the price of Delphi’s Class A Common Stock may decrease to the extent that the current market price of such stock reflects an assumption that the merger will be consummated. Pending the closing of the merger, the merger agreement also restricts Delphi from engaging in certain actions without Tokio Marine’s consent, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on Delphi’s business and Delphi’s stock price as well as the relationships of Delphi’s subsidiaries with customers or employees, as well as a negative impact on the Company’s ability to pursue alternative strategic transactions and/or the Company’s ability to implement alternative business plans. In addition, if the merger agreement is terminated under certain circumstances, Delphi would be required to pay a termination fee of $82 million to Tokio Marine.

The Company’s business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger with Tokio Marine could cause disruptions to the Company’s business or business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the attention of the Company’s management may be directed to merger-related considerations; the Company’s employees may experience uncertainty about their future roles with Company, which may adversely affect its ability to hire and retain key personnel; and parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with the Company. In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable regardless of whether or not the merger is consummated.

The recent financial crisis has resulted in volatile conditions in the capital markets.

Markets in the United States and elsewhere have been experiencing a high degree of volatility and disruption, due in part to the extraordinary stresses affecting the banking system, housing markets, European and other sovereign governments and the financial markets generally. These conditions have also resulted in significant volatility in global stock prices and reduced access to the capital markets for certain issuers. As a result, the market for virtually all fixed income instruments other than U.S. government-backed securities has experienced significant price volatility and many of such instruments have experienced credit downgrade events and increased probability of credit loss. Further discussions of the impact of these conditions on the Company’s investment portfolio in recent years and of certain of the potential future impacts of these conditions, are contained in the following risk factors and elsewhere in this report.

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

The United States and global economies recently experienced a particularly severe recession and the effects of such recession upon the labor market are continuing. The Company’s insurance products are marketed substantially entirely in the United States. Because the customer base for the Company’s group employee benefit products consists primarily of employers and employer associations and the premiums for these products are a function of, among other things, employee headcount and wage levels for covered employees, the Company’s ability to achieve growth in the premiums for these products has been, and is likely to continue to be, adversely affected by the downward pressure on employment and wage levels in the recent recession. In addition, economic conditions of this type can give rise to a higher incidence of claims on the Company’s insurance products; in particular, its disability products. During the fourth quarter of 2010, the Company experienced a higher incidence of long-term disability claims, which the Company believes is related to these economic conditions. Although the incidence of such claims moderated during 2011, if this claims experience were to re-emerge in the future, the Company’s results of operations, in addition to its liquidity and financial condition, may be materially adversely affected.

Reserves established for future policy benefits and claims may prove inadequate.

The Company’s reserves for future policy benefits and unpaid claims and claim expenses are estimates that entail many assumptions and judgments. See “Critical Accounting Policies and Estimates – Future Policy Benefits and Unpaid Claims and Claim Expenses” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the most significant assumptions used in the estimation process. These estimates are subject to future revision, since the factors and events affecting the ultimate liability for claims have not all taken place, and thus such liability cannot be evaluated with certainty. Moreover, under the Company’s actuarial methodologies, these estimates are subject to change based on developing trends with respect to the Company’s loss experience. Such trends may emerge over long periods of time, and changes in such trends cannot necessarily be identified or predicted at any given time by reference to current claims experience, whether favorable or unfavorable. If the Company’s actual claims experience is less favorable than the Company’s estimates, the Company’s reserves could be inadequate. In such event, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected.

The Company may be adversely affected by declines in the market values of its investments.

The market values of the Company’s investments vary depending on economic and market conditions, such as credit spreads and interest rates, and such values can decline as a result of changes in such conditions. Increasing interest rates or a widening in the spread between interest yields available on U.S. government-backed securities and other types of fixed maturity securities, such as corporate and municipal fixed maturity securities and non-agency mortgage-backed securities, will typically have an adverse impact on the market values of a substantial portion of the fixed maturity securities in the Company’s investment portfolio. If interest rates decline, the Company generally achieves a lower overall rate of return on investments of cash generated from the Company’s operations. In addition, in the event that investments are called, mature or are otherwise repaid, in whole or in part, including, in the case of mortgage-backed securities, through prepayments, the Company may be unable to reinvest the proceeds in securities with comparable interest rates. The Company is also exposed to risks associated with the fluctuations in foreign currency exchange rates against the U.S. dollar resulting from its holdings of non-U.S. dollar denominated investments. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in the values of foreign currencies relative to the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign currency denominated investments. The Company from time to time uses derivative instruments such as foreign currency forward contracts in an effort to mitigate foreign currency exchange risk; however, such efforts will not necessarily be effective and may result in losses in instances where foreign currencies strengthen relative to the U.S. dollar. The Company may in the future be required to, or determine to, sell certain investments, whether to meet contractual obligations to its policyholders or otherwise, at a price and a time when the market value of such investments is less than the book value of such investments, resulting in losses to the Company. In addition, the Company is exposed to interest rate and market risks associated with the investments of its pension plans. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.

Declines in the fair value of investments below the Company’s amortized cost that are considered in the judgment of management to be other than temporary are reported as realized investment losses in the income statement. See “Critical Accounting Policies and Estimates – Investments” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of management’s evaluation process in this regard. Declines that are considered to be temporary are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In 2009, the Company experienced a significantly increased level of losses from declines in security values that it determined to be other than temporary and although the level of losses of this type moderated in 2010 and 2011, the Company may in the future experience additional losses of this type, and such losses may be significant. See “Overview”, “Results of Operations - 2011 Compared to 2010 and 2010 Compared to 2009” and “Liquidity and Capital Resources – Investments” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company continues to maintain a substantial level of investments in investment funds organized as limited partnerships and limited liability companies and trading account securities. The total carrying value of such investments, at December 31, 2011, was $290.9 million. Investments in such limited partnerships and limited liability companies are reflected in the Company’s financial statements under the equity method, and such trading account securities are carried in the financial statements at fair value. Positive or negative changes in the value of these investments are included in the Company’s net investment income. Thus, the Company’s results of operations, in addition to its liquidity and financial condition, could be materially adversely affected if these investments were to experience losses in their values.

The Company’s investment strategy exposes the Company to default and other risks.

The management of the Company’s investment portfolio is an important component of the Company’s profitability since a substantial portion of the Company’s operating income is generated from the difference between the yield achieved on invested assets and, in the case of asset accumulation products, the interest credited on policyholder funds and, in the case of the Company’s other products for which reserves are discounted, the discount rate used to calculate the related reserves. See “Liquidity and Capital Resources – Investments” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Company’s investment portfolio and strategy.

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

Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk through active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products. See “Liquidity and Capital Resources – Asset/Liability Management and Market Risk” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The profitability of group employee benefit products for which the reserves are discounted, in particular, the Company’s disability and excess workers’ compensation products, is also affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves. The Company manages this risk by seeking to adjust the prices charged for these products. There can be no assurance that the Company’s efforts to manage these risks will be successful.

The Company’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance.

The Company transfers its exposure to some risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Under the Company’s reinsurance ceded arrangements, another insurer assumes a specified portion of the Company’s risks under certain of its insurance policies in exchange for a specified portion of the premiums received by the Company under such policies. At December 31, 2011 and 2010, the Company had reinsurance receivables of $365.4 million and $360.3 million, respectively. The availability, amount, cost and terms of reinsurance varies significantly based on market conditions. Any decrease in the amount of the Company’s reinsurance ceded will increase the Company’s risk of loss and premium income, and any increase in the cost of such reinsurance will, absent a decrease in the reinsurance amount, reduce the Company’s premium income. Furthermore, the Company is subject to credit risk with respect to reinsurance ceded. The Company’s reinsurance ceded arrangements generally consist of indemnity reinsurance transactions in which the Company is liable for the transferred risks whether or not the reinsurers meet their financial obligations to the Company. Any failures on the part of such reinsurers to meet such obligations could materially affect the Company’s results of operations, in addition to its liquidity and financial condition.

Since the terrorist events of September 11, 2001, due to various factors, higher prices and less favorable terms and conditions have been offered in the reinsurance market. These market conditions are reflected in the terms of the reinsurance arrangements in effect for the Company’s excess workers’ compensation and long-term disability products. See “Liquidity and Capital Resources – Reinsurance” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the future, the Company’s reinsurers may seek price increases or other unfavorable modifications to the terms, conditions or amounts of their reinsurance coverages, although the extent of any such actions cannot currently be predicted. In recent years, there has been significantly reduced availability of reinsurance covering risks such as terrorist and catastrophic events. As a result, the Company has not been able to obtain such coverages on acceptable terms, and it appears unlikely that the availability of such coverages will significantly improve in the future. The absence of these coverages would result in the Company bearing a higher portion of losses from such events if they occur. However, under the Terrorism Act, the federal government will pay 85% of the Company’s covered losses through 2014, relating to acts of domestic and international terrorism from certain property and casualty products directly written by SNCC above the Company’s annual deductible. See “Group Employee Benefit Products” in Item 1 - Business. The occurrence of a significant terrorist or catastrophic event could have a material adverse effect on the Company’s results of operations, in addition to its liquidity and financial condition.

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

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor impacting the competitive position of insurance companies. The financial strength ratings of RSLIC as of February 2012 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. The financial strength ratings of SNCC as of February 2012 as assigned by A.M. Best, Fitch, Moody’s and Standard & Poor’s were A (Excellent), A- (Strong), A3 (Good) and A (Strong), respectively. These ratings are significantly influenced by the RBC ratios and levels of statutory capital and surplus of these subsidiaries. In addition, these rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital these subsidiaries must hold in order to maintain these ratings. Each of the rating agencies reviews its ratings of companies periodically and there can be no assurance that current ratings will be maintained in the future. In September 2010, Standard & Poor’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In December 2009, A.M. Best revised the outlook on its rating relating to SNCC to stable from negative and in December 2010, revised the outlook on its rating related to RSLIC and the Company to stable from negative. In June 2010, Moody’s revised the outlook on its ratings relating to RSLIC, SNCC and the Company to stable from negative. In April 2009, Fitch Ratings downgraded its ratings relating to RSLIC and SNCC to A- (Good) from A

(Good). In December 2010, Fitch Ratings affirmed these ratings and, in January 2011, revised the outlook on these ratings to stable from negative. Claims-paying and financial strength ratings relating to the Company’s insurance subsidiaries are based upon factors relevant to the policyholders of such subsidiaries and are not directed toward protection of investors in the Company. Downgrades in the ratings of the Company’s insurance subsidiaries could adversely affect sales of their products, increase policyholder withdrawals and could have a material adverse effect on the results of the Company’s operations. In addition, downgrades in the Company’s credit ratings, which are based on factors similar to those considered by the rating agencies in their evaluations of its insurance subsidiaries, could materially adversely affect its ability to access the capital markets and could increase the cost of its borrowings under the Credit Agreement. In January 2010, Fitch Ratings downgraded its rating relating to the 2007 Junior Debentures to BB from BB+, and Standard & Poor’s downgraded its ratings relating to the Company’s senior unsecured debt to BBB from BBB+ and the 2007 Junior Debentures to BB+ from BBB-. In April 2009, Fitch Ratings downgraded its ratings relating to the Company’s senior unsecured debt to BBB- from BBB and to the 2007 Junior Debentures to BB from BBB. The Company’s senior unsecured debt ratings as of February 2012 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bbb, BBB-, Baa3 and BBB, respectively. The ratings for the 2007 Junior Debentures as of February 2012 from A.M. Best, Fitch, Moody’s and Standard & Poor’s were bb+, BB, Ba1 and BB+, respectively.

The Company may be required to recognize an impairment of goodwill.

Goodwill represents the excess of the amounts paid by the Company to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. At December 31, 2011, the Company had $93.9 million of assets representing goodwill. See Note A to the Consolidated Financial Statements. The Company tests these assets at least annually for impairment. If it is determined that goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. These writedowns could have a material adverse effect on the Company’s results of operations and financial condition.

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

Current United States federal income tax laws generally permit an annuity holder to defer taxation on the accumulation of the value of an annuity contract until contract payments are actually made. Congress, from time to time, considers legislation that could make our annuity products less attractive, including legislation that would reduce or eliminate the benefit of this deferral on some annuities, as well as other types of changes that could reduce or eliminate the attractiveness of annuities.

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

Each share of Delphi’s Class A Common Stock entitles the holder to one vote per share and each share of Delphi’s Class B Common Stock entitles the holder to a number of votes per share equal to the lesser of (1) the number of votes such that the aggregate of all outstanding shares of Class B Common Stock will be entitled to cast 49.9% of all of the votes represented by the aggregate of all outstanding shares of Class A Common Stock and Class B Common Stock or (2) ten votes. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The holders of the Class A Common Stock vote as a separate class to elect one director of Delphi. As of February 2, 2012, Mr. Robert Rosenkranz, Delphi’s Chairman and Chief Executive Officer, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which as of such date represented 49.9% of the aggregate voting power of the Common Stock. Mr. Rosenkranz also beneficially owned or had the power to vote 303,464 shares of Class A Common Stock on such date. Holders of a majority of the aggregate voting power of our Class A Common Stock and Class B Common Stock have the power to elect all of the members of our Board of Directors (other than a single director separately elected by the holders of Class A Common Stock) and to determine the outcome of certain corporate transactions. Mr. Rosenkranz is party to an agreement with Delphi not to vote or cause to be voted certain shares of Class A or Class B Common Stock, as applicable, if and to the extent that such shares would cause him and Rosenkranz & Company, L.P., collectively, to have more than 49.9% of the combined voting power of Delphi’s stockholders. The Company is a party to consulting and other arrangements with certain affiliates of Mr. Rosenkranz under which various fees are paid to such affiliates, and which are expected to continue in accordance with their terms. As such, his interests may differ from those of other security holders of Delphi.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company leases its principal executive office at 1105 North Market Street, Suite 1230, Wilmington, Delaware under an operating lease expiring in July 2016. RSLIC leases its administrative office at 2001 Market Street, Suite 1500, Philadelphia, Pennsylvania, under an operating lease expiring in December 2015. SNCC owns its home office building at 1832 Schuetz Road, St. Louis, Missouri. SNCC also owns land at this location. DCM and FRSLIC lease office space at 590 Madison Avenue, New York, New York on the 29th and 30th floors under an operating lease expiring in November 2016. Matrix leases its principal office at 181 Metro Drive, Suite 300, San Jose, CA 95110 under an operating lease expiring in March 2016. The Company also maintains sales and administrative offices throughout the country to provide nationwide sales support and service existing business. The Company believes that its properties and facilitates are suitable and adequate for current operations.

Item 3. Legal Proceedings

A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenges RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. The parties have entered into an agreement to settle this litigation, and the settlement has been finally approved by the court. This settlement will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

The Company, Mr. Rosenkranz, certain other members of the Company’s management, the board of directors, Tokio Marine and TM Sub have been named as defendants in four lawsuits brought by and on behalf of the Company’s stockholders in the Chancery Court of the State of Delaware challenging the merger agreement among the Company, Tokio Marine and TM Sub. These lawsuits have been consolidated by the court into a single action known as In re Delphi Financial Group Shareholder Litigation, Consolidated C.A. No. 7144-VCG. On February 16, 2012, plaintiffs filed a second amended complaint in the consolidated action, which alleges, among other things, that Mr. Rosenkranz has breached his fiduciary duties by (1) engaging in improper related-party transactions and using the Company’s resources to run a competing business, and (2) appropriating for himself a disproportionate amount of the merger consideration through (a) an incremental premium being paid to Class B stockholders and (b) an alleged agreement with Tokio Marine to compensate Mr. Rosenkranz in connection with the related-party transactions referred to above. The second amended complaint further alleges that the Company’s directors have breached their fiduciary duties by (1) approving the merger agreement, which the plaintiffs allege to be unfair to the Company’s public stockholders, (2) approving the payment of additional consideration to the Class B stockholders, and (3) structuring the vote on a proposed amendment to the Company’s certificate of incorporation in an improperly coercive manner. In addition, the complaint alleges that members of the Company’s management breached their fiduciary duties to the Company’s public stockholders by aiding Mr. Rosenkranz in seeking additional merger consideration. The complaint alleges that Mr. Rosenkranz and the Company breached the implied covenant of good faith allegedly inherent in the Company’s certificate of incorporation. The second amended complaint also alleges that Tokio Marine and TM Sub aided and abetted these alleged breaches. Finally, the second amended complaint alleges that the preliminary proxy statement omitted material information and provided materially misleading information. Based on these allegations, the second amended complaint in the consolidated action seeks, among other relief, certain injunctive relief, including enjoining the merger, and damages. It also purports to seek recovery of the costs of the actions, including attorneys’ fees. It is not anticipated that this action will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

The Company is a party to various litigation and proceedings in the ordinary course of its business, primarily involving its subsidiaries’ insurance operations. In some cases, these proceedings entail claims for punitive damages and similar types of relief. The ultimate disposition of such litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The closing price of the Company’s Class A Common Stock was $44.65 on February 2, 2012. There were approximately 2,600 holders of record of the Company’s Class A Common Stock as of February 2, 2012.

The Company’s Class A Common Stock is listed on the New York Stock Exchange under the symbol DFG. The following table sets forth the high and low closing sales prices for the Company’s Class A Common Stock and the cash dividends paid per share for the Company’s Class A and Class B Common Stock.

		High	Low	Dividends
2011:	First Quarter	$31.19	$28.56	$0.11
	Second Quarter	32.43	26.46	0.12
	Third Quarter	30.31	20.57	0.12
	Fourth Quarter	44.43	20.38	0.12

2010:	First Quarter	$25.16	$19.21	$0.10
	Second Quarter	28.44	23.96	0.10
	Third Quarter	26.04	22.08	0.11
	Fourth Quarter	29.53	24.67	0.11

Since 2001, the Company has paid a quarterly cash dividend on its Class A Common Stock and Class B Common Stock and, in recent years, has regularly increased the amount of such dividend, most recently by 9% to $0.12 per share during the second quarter of 2011. In the first quarter of 2012, the cash dividend declared by the Company’s Board of Directors was $0.12 per share, and will be paid on the Company’s Class A Common Stock and Class B Common Stock on March 6, 2012. The continuing declaration and payment of such dividends, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including the Company’s consolidated financial position, liquidity requirements, operating results and such other factors as the Board may deem relevant. However, under the merger agreement with Tokio Marine, such dividends are limited to quarterly dividends of $0.12 per share, with the timing of declaration, record and payment dates thereof consistent with the Company’s past practice. Cash dividend payments are permitted under the respective terms of the Credit Agreement, the 2007 Junior Debentures and the 2020 Senior Notes.

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

On August 3, 2011, the Company’s Board of Directors authorized repurchases of the Company’s outstanding Class A Common Stock in a total amount of up to $50 million. The authorization replaced an existing share repurchase authorization which had 1.0 million shares remaining. During the third quarter of 2011, the Company repurchased 421,500 shares at a total cost of $9.7 million. In light of the Company’s proposed merger with Tokio Marine, it is not anticipated that further repurchases pursuant to this authorization will occur.

In addition, dividend payments by the Company’s insurance subsidiaries to the Company are subject to certain regulatory restrictions. See “Liquidity and Capital Resources” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Regulation” in Part I, Item 1 - Business.

On December 21, 2011, Delphi entered into a merger agreement that provides that at the effective time of the merger, TM Sub will be merged with and into Delphi, with Delphi continuing as the surviving corporation and becoming an indirectly owned subsidiary of Tokio Marine. See Part I, Item 1 - Business - Recent Developments.

Performance Graph

In order to assist stockholders in analyzing the historical performance of the Company’s Class A Common Stock, a graph comparing the total return on the Company’s Class A Common Stock to the total return on the common stocks of the companies included in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the companies included in the Standard & Poor’s 500 Insurance Index (“S&P Insurance Index”) has been provided. The S&P 500 Insurance Index includes companies in the life/health, multi-line and property-casualty insurance businesses, and insurance brokers. The graph reflects a $100 investment in the Company’s Class A Common Stock and the indices reflected therein as of December 31, 2006, and reflects the value of that investment, assuming the reinvestment of all dividends, on various dates through December 31, 2011. The historical information set forth below is not indicative of future performance.

	2006	2007	2008	2009	2010	2011
Delphi	100	88	47	58	76	119
S&P 500 Index	100	105	66	84	97	99
S&P Insurance Index	100	94	39	45	52	47

Item 6. Selected Financial Data

The selected financial data below should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes. Prior periods have been restated to reflect the Company’s early adoption of FASB guidance for accounting for costs associated with acquiring or renewing insurance contracts.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars and shares in thousands, except per share data)
Income Statement Data:
Insurance premiums and fee income:
Core group employee benefit products	$1,489,700	$1,358,798	$1,346,203	$1,332,376	$1,245,548
Non-core group employee benefit products (1)	17,726	9,709	8,464	10,647	22,044
Asset accumulation products	3,678	2,004	1,641	1,918	2,666
Other	53,135	49,051	44,733	39,949	33,903

	1,564,239	1,419,562	1,401,041	1,384,890	1,304,161
Net investment income (2)	351,080	351,227	318,187	134,850	270,547
Net realized investment losses (3)	(14,909)	(25,875)	(147,543)	(88,177)	(1,897)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures (4)	—	(7,666)	—	(598)	(2,192)

Total revenue	1,900,410	1,737,248	1,571,685	1,430,965	1,570,619
Net income attributable to shareholders (5)	178,696	168,911	91,177	25,046	152,101

Basic Results Per Share (5):
Net income attributable to shareholders	$3.19	$3.05	$1.77	$0.52	$3.03
Weighted average shares outstanding	55,961	55,327	51,532	48,278	50,269

Diluted Results Per Share (5):
Net income attributable to shareholders	$3.16	$3.03	$1.76	$0.51	$2.95
Weighted average shares outstanding	56,608	55,750	51,811	48,963	51,579

Other Data:
Operating earnings (6)	$193,921	$190,713	$187,080	$82,750	$154,759
Operating earnings per share (6)	3.43	3.42	3.61	1.69	3.00
Cash dividends paid per share (7)	0.47	0.42	0.40	0.39	0.35
Diluted book value per share (8)	31.60	27.09	23.37	15.98	22.53

	December 31,
	2011	2010	2009	2008	2007
		(dollars in thousands)
Balance Sheet Data:
Total investments	$7,469,728	$6,549,983	$5,749,318	$4,654,923	$4,987,868
Total assets (9)	8,634,408	7,661,549	6,829,065	5,901,799	6,032,599
Corporate debt	375,000	375,000	365,750	350,750	217,750
Junior subordinated debentures (10)	175,000	175,000	175,000	175,000	175,000
Junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries (11)	—	—	—	—	20,619
Shareholders’ equity (12)	1,772,021	1,530,496	1,299,018	768,505	1,100,953
Corporate debt to total capitalization ratio (13)	16.1%	18.0%	19.9%	27.1%	14.4%

(1)	Non-core group employee benefit products include LPTs, primary workers’ compensation insurance, bail bond insurance and reinsurance facilities, among others. Beginning in 2009, the payments received by the Company in connection with LPTs, which are episodic in nature, are recorded as liabilities rather than as premiums. In prior years, premiums from non-core group employee benefit products included deposits from LPTs, of $3.3 million and $14.7 million in 2008 and 2007, respectively. See “Group Employee Benefit Products” and “Reinsurance” in Part I, Item 1- Business.

(2)	Extraordinary volatility in the investment markets resulted in a significant decrease in net investment income in 2008. See “Overview” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	In 2011, 2010 and 2009, the Company recognized $33.9 million, $77.4 million and $180.2 million of losses due to the other than temporary declines in the market values of certain fixed maturity securities and other investments, of which $29.9 million, $61.1 million and $144.7 million were recognized as credit-related realized investment losses in its earnings and $4.0 million, $16.3 million and $35.5 million remained as a component of accumulated other comprehensive income, respectively. In 2008 and 2007, the Company recognized in its earnings pre-tax losses of $78.6 million and $4.1 million, respectively, due to the other than temporary declines in the market values of certain securities, which are reported as net realized investment losses.
(4)	In the first quarter of 2007, the Company redeemed $36.0 million of junior subordinated deferrable interest debentures, resulting in a pre-tax loss of $2.2 million. During the third quarter of 2008, the Company redeemed $20.6 million of floating rate junior subordinated deferrable interest debentures, resulting in a pre-tax loss of $0.6 million. In 2010, the Company redeemed or repurchased $143.8 million outstanding principal amount of the 2033 Senior Notes, resulting in a pre-tax loss of $7.7 million.
(5)	Due to the adoption of new FASB guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract net income attributable to shareholders was reduced by $4.2 million, $7.9 million, $11.6 million and $12.4 million or $0.08 per basic and diluted share, $0.15 per basic and diluted share, $0.24 per basic and diluted share, and $0.24 per basic and diluted share for 2010, 2009, 2008 and 2007, respectively. Net income attributable to shareholders includes net realized investment losses, net of a federal income tax benefit and the loss on early retirement of the 2033 Senior Notes and junior subordinated deferrable interest debentures, net of a federal income tax benefit, as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Net realized investment losses, net of taxes	$(9,691)	$(16,819)	$(95,903)	$(57,315)	$(1,233)

Basic per share amount	(0.17)	(0.30)	(1.86)	(1.19)	(0.03)

Diluted per share amount	(0.17)	(0.30)	(1.85)	(1.17)	(0.02)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures, net of taxes	$—	$(4,983)	$—	$(389)	$(1,425)
Basic per share amount	—	(0.09)	—	(0.01)	(0.03)
Diluted per share amount	—	(0.09)	—	(0.01)	(0.03)

(6)	Operating earnings, which is a non-GAAP financial measure, consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures, merger-related corporate expenses and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes and junior subordinated deferrable interest debentures occurs based on management’s decision to redeem or repurchase these notes and debentures prior to maturity. Merger-related corporate expenses represent costs incurred during 2011, primarily for external legal and financial advisory services, relating to the proposed merger with Tokio Marine. Discontinued operations result from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without their effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains and losses associated with these excluded items, particularly as to investments, can occur frequently and should not be considered as non-recurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts attributable to shareholders for the indicated periods, see the table captioned “Non-GAAP Financial Measures – Reconciliation to GAAP” which follows. All per share amounts are on a diluted basis.

Non-GAAP Financial Measures – Reconciliation to GAAP

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Operating earnings (A)	$193,921	$190,713	$187,080	$82,750	$154,759
Net realized investment losses, net of taxes (B)	(9,691)	(16,819)	(95,903)	(57,315)	(1,233)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures, net of taxes (C)	—	(4,983)	—	(389)	(1,425)
Merger-related corporate expenses	(5,534)	—	—	—	—

Net income attributable to shareholders (A)	$178,696	$168,911	$91,177	$25,046	$152,101

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Diluted results per share of common stock
Operating earnings(A)	$3.43	$3.42	$3.61	$1.69	$3.00
Net realized investment losses, net of taxes (B)	(0.17)	(0.30)	(1.85)	(1.17)	(0.02)
Loss on early retirement of senior notes and junior subordinated deferrable interest debentures, net of taxes (C)	—	(0.09)	—	(0.01)	(0.03)
Merger-related corporate expenses	(0.10)	—	—	—	—

Net income attributable to shareholders (A)	$3.16	$3.03	$1.76	$0.51	$2.95

(A)	Due to the adoption of new FASB guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract operating earnings and net income attributable to shareholders were reduced by $4.2 million, $7.9 million, $11.6 million and $12.4 million or $0.08 per diluted share, $0.15 per diluted share, $0.24 per diluted share, and $0.24 per diluted share for 2010, 2009, 2008 and 2007, respectively.
(B)	Net of an income tax benefit of $5.2 million, $9.1 million, $51.6 million, $30.9 million and $0.7 million, or $0.09 per diluted share, $0.16 per diluted share, $1.00 per diluted share, $0.63 per diluted share and $0.01 per diluted share for 2011, 2010, 2009, 2008 and 2007, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.
(C)	Net of an income tax benefit of $2.7 million, $0.2 million and $0.8 million, or $0.05 per diluted share, $0.00 per diluted share and $0.01 per diluted share for 2010, 2008 and 2007, respectively. The tax effect is calculated using the Company’s statutory tax rate of 35%.

(7)	During the second quarter of 2007, the Company’s Board of Directors increased the cash dividend from $0.08 per share to $0.09 per share. During the second quarter of 2008, the Company’s Board of Directors further increased the cash dividend to $0.10 per share. During the third quarter of 2010, the Company’s Board of Directors further increased the cash dividend to $0.11 per share and subsequently increased it to $0.12 per share in the second quarter of 2011. During 2011, 2010, 2009, 2008 and 2007, the Company paid cash dividends on its outstanding capital stock in the amount of $26.3 million, $23.2 million, $20.2 million, $18.4 million and $17.2 million, respectively. See Note I to the Consolidated Financial Statements.
(8)	Diluted book value per share is calculated by dividing shareholders’ equity (as determined in accordance with GAAP), as increased by the proceeds and tax benefit from the assumed exercise of outstanding in-the-money stock options, by total shares outstanding, also increased by shares issued upon the assumed exercise of the options and deferred shares. Due to the adoption of new FASB guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract, diluted book value per share was reduced by $1.07 per share, $1.05 per share, $1.07 per share, and $0.75 per share for the years 2010, 2009, 2008 and 2007, respectively.
(9)	Due to the adoption of new FASB guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract, total assets of the Company were reduced by $98.8 million, $92.3 million, $52.1 million and $62.2 million at 12/31/2010, 12/31/2009, 12/31/2008 and 12/31/2007, respectively.

(10)	In May 2007, the Company issued $175.0 million of 2007 Junior Debentures. See “Other Transactions” in Part I, Item 1 - Business and Note H to the Consolidated Financial Statements.
(11)	In March 2007, the Company redeemed the remaining $37.1 million in principal amount of its 9.31% junior subordinated deferrable interest debentures, Series A, due 2027 (the “Junior Debentures”), resulting in the concurrent redemption by Delphi Funding, L.L.C. (“Delphi Funding”) of the remaining $36.0 million in liquidation amount of its 9.31% Capital Securities, Series A (the “Capital Securities”). The redemption price was $1,046.55 per Capital Security plus accrued dividends. As a result, the Junior Debentures ceased to be outstanding and interest on the Junior Debentures ceased to accrue.
(12)	Due to the adoption of new FASB guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract, shareholders’ equity of the Company was reduced by $64.2 million, $60.0 million, $52.1 million and $40.4 million at 12/31/2010, 12/31/2009, 12/31/2008 and 12/31/2007, respectively. In addition, due to the adoption of FASB guidance relating to the accounting for deferred policy acquisition costs in connection with internal replacements, the Company made a reduction to its retained earnings at January 1, 2007 in the amount of $82.6 million, net of an income tax benefit of $44.5 million, which represents the net reduction in the deferred policy acquisition cost from internal replacements included in cost of business acquired on the consolidated balance sheet.
(13)	The corporate debt to total capitalization ratio is calculated by dividing long-term corporate debt by the sum of the Company’s long-term corporate debt, junior subordinated debentures, junior subordinated deferrable interest debentures underlying company-obligated mandatorily redeemable capital securities issued by unconsolidated subsidiaries/company-obligated mandatorily redeemable capital securities of subsidiaries and shareholders’ equity. Due to the adoption of new FASB guidance limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract, the corporate debt to total capitalization ratio increased by 0.5%, 0.6%, 1.0% and 0.4% for the years ended 12/31/2010, 12/31/2009, 12/31/2008 and 12/31/2007, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through its subsidiaries, underwrites a diverse portfolio of group employee benefit products, primarily long-term and short-term disability, life, excess workers’ compensation insurance for self-insured employers, large casualty programs including large deductible workers’ compensation, workers’ compensation and casualty treaty reinsurance, travel accident, dental and limited benefit health insurance. Revenues from this group of products are primarily comprised of earned premiums and investment income. The profitability of group employee benefit products is affected by, among other things, differences between actual and projected claims experience, the retention of existing customers, product mix and the Company’s ability to attract new customers, change premium rates and contract terms for existing customers and control administrative expenses. The Company transfers its exposure to a portion of its group employee benefit risks through reinsurance ceded arrangements with other insurance and reinsurance companies. Accordingly, the profitability of the Company’s group employee benefit products is affected by the amount, cost and terms of reinsurance it obtains. The profitability of those group employee benefit products for which reserves are discounted, in particular, the Company’s disability and excess workers’ compensation products, is also significantly affected by the difference between the yield achieved on invested assets and the discount rate used to calculate the related reserves.

In recent years, the Company has benefited from the stable market conditions which prevailed for its excess workers’ compensation products as to pricing and other contract terms and has enhanced its leadership position in the market for these products. However, because pricing in the primary workers’ compensation market has been increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession and its aftereffects has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools; sectors whose payroll levels generally have been less adversely affected by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products. During 2011, the Company achieved improved levels of new business production, as well as improvements in pricing, for these products.

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

The Company also operates an asset accumulation business that focuses primarily on offering fixed annuities to individuals. Beginning in the second half of 2010, the Company has experienced particularly advantageous conditions in the fixed annuity marketplace resulting from various competitors having terminated their marketing of comparable fixed annuity products and, in some cases, having experienced ratings downgrades. From time to time, the Company acquires blocks of existing SPDA and FPA policies from other insurers through indemnity assumed reinsurance transactions and issues funding agreements. The Company believes that annuity reinsurance arrangements and funding agreements enhance the Company’s asset accumulation business by providing alternative sources of funds for this business. The Company’s liabilities for its annuity reinsurance arrangements and funding agreements are recorded in policyholder account balances. Deposits from the Company’s asset accumulation business are recorded as liabilities rather than as premiums. The profitability of asset accumulation products is primarily dependent on the spread achieved between the return on investments and the interest credited with respect to these products. The Company sets the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products, and is willing to accept lower levels of sales on these products when market conditions make these targeted spreads more difficult to achieve.

The management of the Company’s investment portfolio is an important component of its profitability. In recent years, the Company has repositioned its investment portfolio to reduce its holdings of those investments whose changes in value, positive or negative, are included in the Company’s net investment income, such as investment funds organized as limited partnerships and limited liability companies and trading account securities. See Part I, Item 1A – Risk Factors. As part of this effort, the Company increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, the Company has been maintaining a significant portion of its portfolio in short-term investments, which totaled $277.6 million and $334.2 million at December 31, 2011 and 2010, respectively. The Company has made progress in its recent efforts to deploy a significant portion of these short-term investments into longer-term fixed maturity securities which offer more attractive yields. However, since the market environment continues to be challenging from the standpoint of making new investments on attractive terms, no assurance can be given as to the timing of the completion of these efforts or their ultimate outcome or variability of its future net investment income.

The Company achieved improved levels of investment income in its repositioned investment portfolio in 2010 and 2011. However, in light of the continuing volatility in financial market conditions, significant fluctuations in the Company’s net investment income, and as a result, in its results of operations may occur. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the levels of the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary decreased significantly in 2011 as compared to 2010 and 2009, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.

Recent Developments

On December 21, 2011, Delphi entered into a merger agreement which provides that at the effective time of the merger, TM Sub will be merged with and into Delphi, with Delphi continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Tokio Marine. Pursuant to the merger agreement, at the effective time of the merger (1) each share of our Class A Common Stock (other than (i) shares of our Class A Common Stock owned by Delphi, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (ii) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $43.875 in cash, without interest and less any applicable withholding taxes, and (2) each share of Class B Common Stock (other than (i) shares of our Class B Common Stock owned by Delphi, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (ii) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $52.875 in cash, without interest and less any applicable withholding taxes. In addition, the merger agreement provides that record holders of common stock immediately prior to the effective time of the merger will be entitled to receive a special dividend of $1.00 in cash per share that is contingent upon the completion of the merger and will be paid shortly after closing. The acquisition is subject to the approval of Delphi shareholders, including approval by the holders of a majority of the outstanding shares of our Class A Common Stock (other than shares of our Class A Common Stock owned, directly or indirectly, by holders of our Class B Common Stock, any holder of shares of our Class A Common Stock that were transferred to such holder by any holder of our Class B Common Stock after December 21, 2011, Tokio Marine, TM Sub or any officers or directors of Delphi, or any of their respective affiliates or “associates” (as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended)) and the approvals of various regulatory authorities in Japan and the U.S., as well as other customary closing conditions. We anticipate the completion of the merger in the second quarter of 2012, but we cannot be certain when or if the conditions to the closing of the merger will be satisfied or, to the extent permitted, waived.

Delphi has filed a definitive proxy statement with the Securities and Exchange Commission which contains detailed information about the merger and the board and special committee process conducted in connection with the merger. The definitive proxy statement was filed with the Securities and Exchange Commission on February 21, 2012.

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

Results of Operations

2011 Compared to 2010

Summary of Results. Net income attributable to shareholders was $178.7 million, or $3.16 per diluted share, in 2011 as compared to $168.9 million, or $3.03 per diluted share, in 2010. Net income in 2011 and 2010 included net realized investment losses, net of the related income tax benefit, of $9.7 million, or $0.17 per diluted share, and $16.8 million, or $0.30 per diluted share, respectively. Net income in 2011 as compared to 2010 benefited from growth in income from the Company’s group employee benefit products and decreases in the levels of realized investment losses and interest expense. Net realized investment losses included losses resulting from other than temporary declines in the market values of various fixed maturity and other securities. For 2011 and 2010 these losses, net of the related income tax benefit, totaled $19.5 million, or $0.34 per diluted share, and $39.7 million, or $0.71 per diluted share, respectively. The decrease in interest expense was primarily due to the early retirement of the 2033 Senior Notes during 2010. The 2010 results included losses, net of the related income tax benefit, of $5.0 million associated with the early retirement of the 2033 Senior Notes.

The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures, merger-related corporate expenses and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes occurs based on management’s decision to redeem or repurchase these notes prior to maturity. Merger-related corporate expenses represent costs incurred during 2011, primarily for external legal and financial advisory services, relating to the proposed merger with Tokio Marine. Discontinued operations results from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts for the indicated periods, see the table on page 32 captioned “Non-GAAP Financial Measures – Reconciliation to GAAP” which can be found in Part II, Item 6 – Selected Financial Data.

Operating earnings for the Company were $193.9 million, or $3.43 per diluted share, in 2011 as compared to $190.7 million, or $3.42 per diluted share, in 2010.

Premium and Fee Income. Premium and fee income was $1,564.2 million in 2011 as compared to $1,419.6 million in 2010, an increase of 10%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance, limited benefit health insurance and workers’ compensation and casualty treaty reinsurance, increased 10% to $1,489.7 million in 2011 from $1,358.8 million in 2010, reflecting higher new business production, price increases and improved persistency. Premiums from excess workers’ compensation insurance for self-insured employers were $330.6 million in 2011 as compared to $289.5 million in 2010, an increase of 14%. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 51% to $71.7 million in 2011 from $47.4 million in 2010. Premiums from workers’ compensation and casualty treaty reinsurance increased 40% to $72.2 million in 2011 from $51.5 million in 2010. This product was renamed by the Company in the third quarter of 2011, and was previously known as assumed workers’

compensation and casualty reinsurance. Workers’ compensation and casualty treaty reinsurance production increased 29% to $18.8 million in 2011 from $14.6 million in 2010. The retention of existing excess workers’ compensation customers in 2011 remained strong.

Premiums from the Company’s other core group employee benefit products were $1,086.9 million in 2011 as compared to $1,017.7 million in 2010, an increase of 7%. Premiums from the Company’s group life products were increased 8% to $417.9 million in 2011 from $388.2 million in 2010. Premiums from the Company’s group disability products were $577.6 million in 2011 as compared to $542.4 million in 2010, an increase of 6%. Premiums from the Company’s turnkey disability business were $49.4 million and $49.5 million in 2011 and 2010, respectively. New business production for the Company’s other core group employee benefit products was $244.1 million in 2011 and $238.9 million in 2010. The level of production achieved from these other core group employee products reflects the Company’s focus on the small case niche (insured groups of 10 to 500 individuals). The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. In addition, the Company has increased pricing levels for new long-term disability insurance customers as a result of the decrease in the discount rate for its disability reserves that was implemented in 2010. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $55.4 million in 2011 as compared to $16.0 million in 2010.

Deposits from the Company’s asset accumulation products, consisting of annuity sales, increased 34% to $507.7 million in 2011 from $377.4 million in 2010. The increase reflects the continuation of the advantageous conditions for the Company in the fixed annuity marketplace which emerged during the second half of 2010. See “Overview”. Deposits from the Company’s asset accumulation products are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in an effort to achieve its targeted interest rate spreads on these products. The Company’s funds under management increased 20% to $2,073.2 million in 2011 from $1,725.8 million in 2010.

Net Investment Income. Net investment income in 2011 was $351.1 million as compared to $351.2 million in 2010. This level of net investment income reflects a 15% increase in average invested assets to $6,834.4 million in 2011 from $5,966.1 million in 2010, a higher level of investment income from the Company’s fixed maturity security portfolio, offset by adverse performance on the part of the Company’s investments in investment funds organized as limited partnerships and limited liability companies. The tax equivalent weighted average annualized yield on invested assets was 5.6% and 6.3% for 2011 and 2010, respectively.

Net Realized Investment Losses. Net realized investment losses were $14.9 million in 2011 as compared to $25.9 million in 2010. The Company monitors its investments on an ongoing basis. When the fair value of an available for sale security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit loss is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. The Company recognized $33.9 million and $77.4 million of losses in 2011 and 2010, respectively, due to the other than temporary declines in the fair values of certain fixed maturity and other investments, of which $29.9 million and $61.1 million was recognized as credit-related realized investment losses and $4.0 million and $16.3 million remained as a component of accumulated other comprehensive income. See “Overview”. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During 2011 and 2010, the Company recognized $15.0 million and $35.2 million, respectively, of net gains on the sales of securities.

The Company may continue to recognize losses due to other than temporary declines in security fair values in the future, and such losses may be significant. See Part I, Item 1A – Risk Factors and “Overview”. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, foreign currency exchange rates, expected future cash flows from structured securities, the outlook for the performance by the security issuers of their obligations and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments”.

Loss on early retirement of 2033 Senior Notes. During 2010, the Company recognized a loss of $5.0 million, net of an income tax benefit of $2.7 million, on the early retirement of $143.8 million in aggregate principal amount of the 2033 Senior Notes.

Benefits and Expenses. Policyholder benefits and expenses were $1,630.7 million in 2011 as compared to $1,474.5 million in 2010. This increase reflects the increase in premiums from the Company’s group employee benefit products discussed above, as well as additions to reserves for prior years’ claims and claim expenses of $24.9 million in 2011. There can be no assurance as to whether future periods will include further additions to reserves in respect of prior periods or the amount thereof, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefits products was 95.3% in both 2011 and 2010. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 3.7% and 3.8% in 2011 and 2010, respectively.

Interest Expense. Interest expense was $37.2 million in 2011 as compared to $43.1 million in 2010, a decrease of $5.9 million. This decrease resulted primarily from the early retirement of the 2033 Senior Notes during 2010, partially offset by an increase in interest expense associated with the 2020 Senior Notes, which were issued by the Company in the first quarter of 2010, as well as increased interest paid on the Company’s new bank credit facility.

Income Tax Expense. Income tax expense was $52.7 million in 2011 as compared to $49.6 million in 2010. The Company’s effective tax rate was 22.8% in 2011 compared to 22.7% in 2010.

2010 Compared to 2009

Summary of Results. Net income attributable to shareholders was $168.9 million, or $3.03 per diluted share, in 2010 as compared to $91.2 million, or $1.76 per diluted share, in 2009. Net income in 2010 and 2009 included net realized investment losses, net of the related income tax benefit, of $16.8 million, or $0.30 per diluted share, and $95.9 million, or $1.85 per diluted share, respectively. Net income in 2010 compared to 2009 benefited from a significant increase in net investment income, a decreased level of realized investment losses and growth in income from the Company’s core group employee benefit products, and was adversely impacted by a significant increase in interest expense and, on a per share basis, the Company’s two Class A Common Stock offerings completed during 2009. Net income in 2010 was also adversely impacted by a loss on the early retirement of the 2033 Senior Notes. Net investment income in 2010, which increased 10% from 2009, reflects an 18% increase in average invested assets. Net realized investment losses in 2010 and 2009 included losses, net of the related income tax benefit, of $39.7 million, or $0.71 per diluted share, and $94.1 million, or $1.82 per diluted share, respectively, due to the other than temporary declines in the market values of various fixed maturity and other securities.

The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures, merger-related corporate expenses and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company’s operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes occurs based on management’s decision to redeem or repurchase these notes prior to maturity. The Company did not incur any merger-related corporate expenses in 2010 or 2009. Discontinued operations results from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies. For reconciliations of the respective operating earnings amounts to the corresponding net income amounts for the indicated periods, see the table on page 32 captioned “Non-GAAP Financial Measures – Reconciliation to GAAP” which can be found in Part II, Item 6 – Selected Financial Data.

Operating earnings for the Company were $190.7 million, or $3.42 per diluted share, in 2010 as compared to $187.1 million, or $3.61 per diluted share, in 2009.

Premium and Fee Income. Premium and fee income was $1,419.6 million and $1,401.0 million in 2010 and 2009, respectively. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and workers’ compensation and casualty treaty reinsurance, increased to $1,358.8 million in 2010 from $1,346.2 million in 2009. Premiums from excess workers’ compensation insurance for self-insured employers were $289.5 million in 2010 as compared to $277.5 million in 2009, an increase of 4%. Excess workers’ compensation new business production, which represents the amount of new annualized premium sold, increased 5% to $47.4 million in 2010 from $45.3 million in 2009. Premiums from workers’ compensation and casualty treaty reinsurance increased 51% to $51.5 million in 2010 from $34.2 million in 2009. Workers’ compensation and casualty treaty reinsurance production was $14.6 million and $17.2 million in 2010 and 2009, respectively. The retention of existing excess workers’ compensation customers in 2010 remained strong.

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

Net Investment Income. Net investment income in 2010 was $351.2 million as compared to $318.2 million in 2009, an increase of 10%. This increase reflects an 18% increase in average invested assets to $5,966.1 million in 2010 from $5,053.3 million in 2009, as well as a higher level of investment income from the Company’s fixed maturity security portfolio resulting from the portfolio repositioning discussed above. See “Overview”. Both years benefited from strong performance on the part of the Company’s investments in investment funds organized as limited partnerships and limited liability companies and trading account securities. The tax equivalent weighted average annual yield on invested assets was 6.3% and 6.7% in 2010 and 2009, respectively.

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

Benefits and Expenses. Policyholder benefits and expenses were $1,474.5 million in 2010 as compared to $1,436.8 million in 2009. This increase reflects the increase in premiums from the Company’s group employee benefit products discussed above, as well as additions to reserves for prior years’ claims and claim expenses of $3.3 million in 2010. There can be no assurance as to whether future periods will include further additions to reserves in respect of prior periods or the amount thereof, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. The combined ratio (loss ratio plus expense ratio) for group employee benefits products was 95.3% and 94.2% in 2010 and 2009, respectively. The increase in the combined ratio in 2010 reflects an increased incidence of long-term disability claims at RSLIC, a higher level of commissions at RSLIC resulting from changes in its product mix and increased expenses associated with new product development at SNCC. The weighted average annual crediting rate on the Company’s asset accumulation products, which reflects the effects of the first year bonus crediting rate on certain newly issued products, was 3.8% and 4.3% in 2010 and 2009, respectively.

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

Income Tax Expense. Income tax expense was $49.6 million in 2010 as compared to $15.0 million in 2009, primarily due to the decrease in the income tax benefit resulting from realized investment losses. The Company’s effective tax rate was 22.7% in 2010 compared to 14.1% in 2009.

Liquidity and Capital Resources

General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under its bank credit facility and interest payments on the 2020 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. During the first quarter of 2010, the Company issued the 2020 Senior Notes, which will mature in January 2020 and pay interest semi-annually in arrears. The Company used the proceeds from the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under its prior bank credit agreement during January 2010 and for general corporate purposes. The 2007 Junior Debentures and 2020 Senior Notes are not subject to any sinking fund requirements. The 2020 Senior Notes and 2007 Junior Debentures contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H, respectively, to the Consolidated Financial Statements included in this Form 10-K.

In December 2010, the Company entered into a Credit Agreement with Bank of America, N.A. as administrative agent and a group of banking institutions (the “Credit Agreement”) providing for a revolving loan facility of $175 million which matures on December 22, 2013 and a term loan facility of $125 million which matures on December 22, 2015. Concurrently with the consummation of the Credit Agreement, the Company terminated its prior bank credit agreement, which was scheduled to expire in October 2011. On June 7, 2011, a new lender was added to the revolving loan facility and its amount was increased to $205 million. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies based upon the specified ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of December 31, 2011, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. At

December 31, 2011, the Company had $125.0 million of outstanding borrowings and $205.0 million of borrowings remaining available under the Credit Agreement.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company held approximately $172.7 million of financial resources available at the holding company level at December 31, 2011, primarily comprised of short-term investments, equity securities and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Credit Agreement. During 2012, the Company anticipates that its insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $91.1 million, in addition to the dividend payments of $58.0 million made in February 2012. See “Regulation” in Part I, Item 1 - Business. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.

During the first quarter of 2006, the Company issued $100.0 million in aggregate principal amount of fixed and floating rate funding agreements which had maturities of three to five years in connection with the issuance by an unconsolidated special purpose vehicle of funding agreement-backed notes in a corresponding principal amount. During 2009, the Company repaid $35.0 million in aggregate principal amount of floating rate funding agreements at their maturity and in the first quarter of 2011 repaid the remaining $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity.

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

On February 7, 2012, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, which will be paid on March 6, 2012.

The following table summarizes the Company’s significant contractual obligations at December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. The 2020 Senior Notes and 2007 Junior Debentures are assumed to be repaid on their respective maturity dates. Additional details regarding these obligations are provided in the notes to the Consolidated Financial Statements, as referenced in the table:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
		(dollars in thousands)
Other long-term liabilities (1)
Life	$1,670,395	$370,177	$349,889	$233,751	$716,578
Casualty	2,400,769	162,621	260,618	227,743	1,749,787
Annuity	2,753,261	212,878	460,885	502,451	1,577,047
Corporate debt (Note E)	375,000	—	39,063	85,937	250,000
Interest on corporate debt (Note E)(2)	179,710	23,614	45,926	41,263	68,907
Advances from Federal Home Loan Bank (Note F)	55,000	—	—	—	55,000
Interest on advances from Federal
Home Loan Bank (Note F)	34,979	4,106	8,211	8,211	14,451
Junior subordinated debentures (Note H)	175,000	—	—	—	175,000
Interest on junior subordinated debentures (Note H)(3)	329,082	12,908	25,816	25,816	264,542
Operating lease obligations (Note K)	62,051	15,195	26,967	18,245	1,644

Total contractual obligations	$8,035,247	$801,499	$1,217,375	$1,143,417	$4,872,956

(1)	Other long-term liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company’s insurance products, as well as policyholder account balances. Substantially all of the amounts reflected in this table with respect to such liabilities consist of estimates by the Company’s management based on various actuarial and other assumptions relating to the Company’s insurance products and, as to policyholder account balances, the periods for which the related annuity and other contracts will remain in force and the crediting rates to be applied thereto in the future. In accordance with GAAP, a substantial portion of such liabilities, as they relate to the Company’s insurance products, are carried on a discounted basis on its consolidated balance sheet; however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from those indicated in this table and such differences are likely to be significant. See “Critical Accounting Policies and Estimates – Future Policy Benefits and Unpaid Claims and Claim Expenses”.
(2)	Primarily includes interest on the 2020 Senior Notes.
(3)	Interest on the 2007 Junior Debentures is fixed at 7.376% until May 15, 2017.

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

The principal liquidity requirements of the Company’s insurance subsidiaries are their contractual obligations to policyholders and other financing sources and operating expenses. The primary sources of funding for these obligations, in addition to operating earnings, are the marketable investments included in the investment portfolios of these subsidiaries. The Company actively manages its investment portfolio in an effort to match its invested assets and related liabilities. The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. See “Asset/Liability Management and Market Risk.” Therefore, the Company believes that these sources of funding will be adequate for its insurance subsidiaries to satisfy, on both a short-term and long-term basis, these contractual obligations throughout their estimated or stated period. However, if such contractual obligations were to arise more rapidly or in greater amounts than anticipated in the Company’s asset/liability matching analysis, the Company could be required to sell securities earlier than anticipated, potentially resulting in the realization of capital losses, or to borrow funds from available credit sources, in order to fund the payment of such obligations. In any of such events, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

Cash Flows. Operating activities increased cash by $476.9 million, $362.8 million and $460.5 million in 2011, 2010 and 2009, respectively. Net investing activities used $748.5 million of cash during 2011 primarily for the purchase of securities. Financing activities provided $292.6 million of cash during 2011, principally from deposits to policyholder accounts, partially offset by the repayment of $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity and acquisition of treasury stock. Net investing activities used $623.7 million of cash during 2010 primarily for the purchase of securities. Financing activities provided $268.3 million of cash during 2010, principally from deposits to policyholder accounts, proceeds from the issuance of 2020 Senior Notes and an increase in the Company’s bank credit facility borrowings, partially offset by the repayment in full of the $272.0 million of outstanding borrowings under the prior credit agreement at its termination in December 2010.

Share Repurchases. On August 3, 2011, the Company’s Board of Directors authorized repurchases of the Company’s outstanding Class A Common Stock in a total amount of up to $50 million. The authorization replaced an existing share repurchase authorization which had 1.0 million shares remaining. During the third quarter of 2011, the Company repurchased 421,500 shares at a total cost of $9.7 million. In light of the Company’s proposed merger with Tokio Marine, it is not anticipated that further repurchases pursuant to this authorization will occur.

Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $7,469.7 million at December 31, 2011, consists primarily of investments in fixed maturity securities, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $290.9 million at December 31, 2011.

During 2011, the fair value of the Company’s available for sale investment portfolio, in relation to its amortized cost, increased by $146.8 million from year-end 2010, before the related decrease in the cost of business acquired of $12.1 million and a decrease in the income tax provision of $47.1 million. At December 31, 2011, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the fixed maturity securities in the Company’s portfolio totaled $364.9 million (of which $322.2 million was attributable to investment grade securities) and $149.8 million (of which $62.9 million was attributable to investment grade securities), respectively. In addition, the Company recognized pre-tax net investment losses of $14.9 million in 2011. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations, based upon the highest of the ratings assigned to the respective securities, was “A” at December 31, 2011. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks, which are discussed below. See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results” and Part I, Item 1A – Risk Factors for a discussion of various risks relating to the Company’s investment portfolio.

At December 31, 2011, approximately 23% of the Company’s total invested assets were comprised of corporate fixed maturity securities. Eighty-nine percent of the Company’s corporate fixed maturity portfolio, based on fair values, has been rated investment grade by nationally recognized statistical rating organizations. Investment grade corporate fixed maturity securities are distributed among the various rating categories as follows: AAA – 5%, AA – 11%, A – 34%, and BBB – 39%. Corporate fixed maturity securities subject the Company to credit risk and, to a lesser extent, interest rate risk. To manage its exposure to corporate credit risk, the Company attempts to diversify its investments across economic sectors, industry classes and issuers.

Mortgage-backed securities comprised 21% of the Company’s total invested assets at December 31, 2011. Sixty five percent of the Company’s mortgage-backed securities portfolio, based on fair values, has been rated as investment grade by nationally recognized statistical rating organizations. These ratings do not take into account the diminished probability of losses in those instances where the securities were purchased at discounts to their face values, as was a substantial portion of the Company’s mortgage-backed securities portfolio. Pursuant to the NAIC’s process in which, among other things, such discounts are taken into account along with modeling of potential losses with respect to the securities’ underlying collateral, the percentage of the Company’s mortgage-backed securities portfolio having received an NAIC rating equivalent to an investment grade rating, based on fair values, was 95%. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security’s underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure, and can subject the Company to credit risk, depending on the nature of the underlying collateral, the characteristics of the underlying borrowers and such repayment priority. The Company seeks to manage this risk by emphasizing the more predictable payment classes and securities with stable collateral. See Part I, Item 1A – Risk Factors and “Overview”. At December 31, 2011, the market value of this portfolio was $1,585.9 million, as compared with a total amortized cost of $1,522.0 million.

At December 31, 2011, municipal fixed maturity securities represented approximately 34% of the Company’s total invested assets, of which approximately 18% were collateralized by obligations issued or guaranteed by U.S. government agencies, and 33% were insured by third-party financial guarantors. See Note B to the Consolidated Financial Statements included herein. As part of its investment portfolio repositioning discussed above, the Company has increased the portfolio’s allocation to municipal securities. See “Overview”. Due in particular to the adverse impacts that the recent economic recession has had and are likely to continue to have on the finances of state and local governments, and the uncertainties associated with the abilities of the financial guarantors to meet their insurance obligations relating to these securities, such securities subject the Company to a degree of credit risk and the extent of this risk may increase in the future. Based upon the highest of the ratings assigned to the respective securities by nationally recognized statistical rating organizations, the Company’s municipal securities had a weighted average credit rating of “A” at December 31, 2011. Credit enhancements provided by financial guarantors did not increase the weighted average credit rating at December 31, 2011.

The following table provides the amortized cost and fair value of obligations of U.S. states, municipalities and political subdivisions denominated as special revenue bonds and general obligation bonds as follows:

	December 31, 2011
	Amortized Cost	Fair Value
	(dollars in thousands)
Special revenue bonds:
Development	$72,277	$74,601
Education	277,966	291,422
Facilities	69,146	70,437
Housing	520,262	544,044
Medical	284,752	299,427
Refunding Bonds	59,887	63,867
Transportation	91,716	97,598
Utilities	284,387	297,719
Other	40,297	42,184

Total special revenue bonds	1,700,690	1,781,299

General obligation bonds	702,029	753,369

Total obligations of U.S. states, municipalities and political subdivisions	$2,402,719	$2,534,668

At December 31, 2011, the Company had investments in general obligation bonds of the state of California and special revenue bonds of municipalities and other political subdivisions within California which had a total fair value of $303.0 million and an amortized cost of $280.6 million, substantially all of which have investment grade ratings.

The Company, through its insurance subsidiaries, maintains a program in which investments are financed using advances from various Federal Home Loan Banks. The Company has utilized this program to manage the duration of its liabilities and to earn spread income, which is the difference between the financing cost and the earnings from the investments purchased with those funds. At December 31, 2011, the Company had an outstanding advance of $55 million. The advance was obtained at a fixed rate and has a term to maturity of 8.5 years. In addition, the Company has from time to time utilized reverse repurchase agreements, futures and option contracts and interest rate and credit default swaps in connection with its investment strategy. These transactions may require the Company to maintain securities or cash on deposit with the applicable counterparty as collateral. As the market value of the collateral or contracts changes, the Company may be required to deposit additional collateral or be entitled to have a portion of the collateral returned to it.

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

Asset/Liability Management and Market Risk. Because the Company’s primary assets and liabilities are financial in nature, the Company’s consolidated financial position and earnings are subject to risks resulting from changes in interest rates. The Company seeks to manage this risk by active portfolio management focusing on minimizing its exposure to fluctuations in interest rates by matching its invested assets and related liabilities and by periodically adjusting the crediting rates on its annuity products and the discount rate used to calculate reserves on the Company’s other products. In its asset/liability matching process, the Company determines and monitors on a quarterly basis the duration of its insurance liabilities in the aggregate and the duration of the investment portfolio supporting such liabilities in order to ensure that the difference between such durations, or the “duration gap,” remains below an internally specified maximum, and similarly determines and monitors the duration gap as between its interest-sensitive liabilities, substantially all of which relate to its asset accumulation products, and the components of its investment portfolio supporting such liabilities in relation to a separate internally specified maximum. As of December 31, 2011, the Company maintained these duration gaps within these maximums. In addition, the Company, at times, has utilized futures and option contracts and interest rate or credit default swap agreements, primarily to reduce the risk associated with changes in the value of its fixed maturity portfolio. At December 31, 2011, the Company had no material outstanding futures or option contracts or interest rate or credit default swap agreements. The Company, at times, may also invest in foreign currency denominated fixed maturity securities that expose it to fluctuations in the values of certain foreign currencies relative to the U.S. dollar, and therefore, may use derivative instruments such as foreign currency forward contracts in an effort to mitigate this risk; however, such efforts will not necessarily be effective and may result in losses in instances where foreign currencies strengthen relative to the U.S. dollar. The Company’s investment in foreign currency denominated fixed maturity securities at December 31, 2011 was less than 5% of total invested assets.

The Company regularly analyzes the results of its asset/liability matching through cash flow analysis and duration matching under multiple interest rate scenarios. These analyses assist the Company in estimating the potential gain or loss in fair value of its interest-rate sensitive financial instruments due to hypothetical changes in interest rates. Based on these analyses, if interest rates were to immediately increase by 10% from their year-end levels, the fair value of the Company’s interest-sensitive assets, net of corresponding changes in the fair value of cost of business acquired and insurance and investment-related liabilities, would decline by approximately $10.1 million at December 31, 2011 as compared to a decline of approximately $77.0 million at December 31, 2010. These analyses incorporate numerous assumptions and estimates and assume no changes in the composition of the Company’s investment portfolio in reaction to such interest rate changes. Consequently, the results indicated by these analyses will likely be materially different from the actual changes in the value of the Company’s assets that will be experienced under given interest rate scenarios.

The Company manages the composition of its borrowed capital by considering factors such as the ratio of borrowed capital to total capital, its and its insurance subsidiaries’ current and future capital requirements, the interest rate environment and other market conditions. At December 31, 2011, a hypothetical 10% decrease in market interest rates would cause a corresponding $2.7 million increase in the fair value of the 2020 Senior Notes. Because interest expense on borrowings under the Credit Agreement that were outstanding at December 31, 2011 would have fluctuated as prevailing interest rates changed, changes in market rates would not have materially affected their fair value. At December 31, 2011, a hypothetical 10% decrease in market interest rates would cause a corresponding $5.9 million increase in the fair value of the 2007 Junior Debentures as compared to an increase of $8.8 million at December 31, 2010.

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

Future Policy Benefits and Unpaid Claims and Claim Expenses. The Company establishes reserves that are intended to be sufficient to fund the future policy benefits and unpaid claims and claim expenses relating to its insurance products. These reserves, which totaled $3,219.4 million at December 31, 2011, represent management’s best estimate of future policy benefits and unpaid claims and claim expenses. The reserves are calculated using various generally recognized actuarial methodologies and are based upon assumptions and estimates that management believes are appropriate and which vary by type of product. Annually, external actuarial experts also review the Company’s property and casualty reserve methodologies, assumptions and the resulting reserves. The Company’s projected ultimate insurance liabilities and associated reserves are estimates, which are subject to future revision since the factors and events affecting the ultimate liability for claims have not all taken place, and thus such liability cannot be evaluated with certainty. As a result, actual future ultimate losses will not develop exactly as projected and may vary significantly from the projections.

The estimation process is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. The Company’s insurance reserves are based upon management’s informed estimates and judgments using currently available data. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. The methods and assumptions used to establish the Company’s insurance reserves are continually reviewed and updated based on current circumstances, and any resulting adjustments may result in reserve increases or decreases that would be reflected in the Company’s results of operations for the periods in which such revisions are made. As discussed above, the Company assumptions with regard to the claims payment pattern for its excess workers’ compensation insurance products were modified in 2008. See “Property and Casualty Insurance Reserves” in Part I, Item 1 – Business. Also, for disability claims incurred on and after July 1, 2010, the Company made various adjustments, both upward and downward, with respect to the claim termination rates applicable to such claims. No material changes in the actuarial methods and/or assumptions from those used in the previous periods were made in 2011. The most significant assumptions made in the estimation process for future policy benefits and unpaid claims and claim expenses for the Company’s disability and accident products relate to mortality, morbidity, claim termination and discount rates. Mortality and morbidity assumptions are based on various actuarial tables that are generally utilized in the industry, modified as believed to be necessary for possible variations. The claim termination rate represents the probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the claimant, or a change in status in any given period. Establishing claim termination rates is complex and involves many factors, including the cause of disability, the claimant’s age and the type of contractual benefits provided. The Company uses its extensive claim experience database to develop its claim termination rate assumptions, which are applied as an average to its large population of active claims. A one percent aggregate increase or decrease in the group long-term disability claim termination rates established by the Company, which the Company believes is a reasonable range of variance in this regard, would have decreased or increased, respectively, the reserves established for claims incurred in 2011 by approximately $0.9 million, which would in turn have increased or decreased, respectively, its 2011 net income by $0.6 million. Disability reserves are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The Company’s discount rate assumptions are discussed in further detail below.

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

The following table summarizes the composition of the Company’s total reserves for disability, accident and property and casualty claims and claim expenses, split between case and IBNR reserves, as of December 31, 2011 (dollars in millions):

Balance, net of reinsurance:
Case reserves:
Disability and accident	$1,006.6
Property and casualty	428.7
IBNR reserves:
Disability and accident	224.7
Property and casualty	945.3

Total reserves	2,605.3
Reinsurance receivables	228.4

Balance, gross of reinsurance	$2,833.7

Balance Sheets:
Future policy benefits:
Disability and accident	$845.8
Unpaid claims and claim expenses:
Disability and accident	481.8
Property and casualty	1,506.1

$2,833.7

The most significant assumptions made in the estimation process for unpaid claims and claim expenses for the Company’s property and casualty insurance products are the trend in loss costs, the expected frequency and severity of claims, the expected timing of claims payments, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Other assumptions include that the coverages under these insurance products will not be expanded by future legislative action or judicial interpretation and that extraordinary classes of losses not previously in existence will not arise in the future. The assumptions vary based on the year in which the claim is incurred. At December 31, 2011, disability and primary and excess workers’ compensation reserves for unpaid claims and claim expenses with a carrying value of $1,778.2 million have been discounted at a weighted average rate of 5.3%, with the rates ranging from 1.5% to 7.5%. For disability claims incurred on and after July 1, 2010, the Company reduced the discount rate to 4.75% from the 5.5% rate previously utilized. Disability reserves for unpaid claims and claim expenses are discounted using interest rate assumptions based upon projected portfolio yield rates for the assets supporting the liabilities. The assets selected to support these liabilities produce cash flows that are intended to match the timing and amount of anticipated claim and claim expense payments. Excess and primary workers’ compensation claim reserves are discounted using interest rate assumptions based on the risk-free rate of return for U.S. Government securities with a duration comparable to the expected duration and payment pattern of the claims. The rates used to discount reserves are determined annually. The level of the rate utilized to discount reserves in a particular period directly impacts the level of the reserves established for such period. For example, a 25 basis point increase in the discount rates the Company applied to disability and primary and excess workers’ compensation claims incurred in 2011 would have decreased the amount of the reserves it established with respect to such claims by approximately $5.5 million, and a 25 basis point decrease in such rates would have increased the amount of such reserves by $4.9 million. In both cases, discount rate changes of this type and magnitude would be intended to reasonably reflect corresponding changes in market interest rates. These levels of change to the Company’s discount rate would have increased, in the first case, or decreased, in the second case, its 2011 net income by $3.6 million and $3.2 million, respectively.

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

For the Company’s property and casualty insurance products, a review of the ten most recent years’ historical loss development variation reflects an annual range of –2.4% to + 6.6%. The average annual increase reflected in such review was +3.3% and the average decrease was –1.1%. If the Company were to assume subsequent loss development of +3.3% or –1.1%, each of which are within historical variation, the estimated unpaid claims and claims expense reserves, net of reinsurance, established for such products as of December 31, 2011 would be increased by $44.8 million in the first case, which would have decreased its 2011 net income by $29.1 million, or decreased by $14.6 million in the second, which would have increased its 2011 net income by $9.5 million. Management believes that while fluctuations of this magnitude could have a material impact on the Company’s results of operations, they would not be likely to materially affect its financial condition or liquidity. However, it is possible that, using other assumptions or variables that are outside of the range of historical variation, the level of the Company’s unpaid claims and claim expenses could be changed by an amount that could be material to the Company’s results of operations, financial condition and liquidity.

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

On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the Financial Accounting Standards Board (“FASB”) limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of its adoption of this guidance, the Company made an after-tax reduction to its retained earnings at January 1, 2009 in the amount of $52.1 million, net of an income tax benefit of $28.0 million, which represented the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet, and net income attributable to shareholders was reduced by $4.2 million or $0.08 per diluted share and $7.9 million or $0.15 per diluted share for the years ended December 31, 2010 and 2009, respectively.

Deferred acquisition costs related to group life, disability and accident products, which totaled $51.0 million at December 31, 2011, are amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of the total expected premium income. Persistency, which measures the rate at which the Company’s policyholders elect to renew their insurance policies, was the sole key assumption used in calculating the amortization of deferred acquisition costs for the Company’s group life, disability and accident products in 2011, 2010 and 2009. The actual persistency of these products has not fluctuated significantly in recent years, nor has the level of future persistency of these products assumed by the Company for purposes of such calculations. Deferred acquisition costs related to casualty insurance products, which totaled $18.6 million at December 31, 2011, are amortized ratably over the period in which the related premium is earned, which is generally one year.

Deferred acquisition costs related to annuity products, which totaled $87.1 million at December 31, 2011, are amortized over the anticipated lives of the annuity policies in relation to the expense margins. The amortization is a constant percentage of estimated future gross profits based on the ratio of the present value of amounts deferred as compared to the present value of estimated future gross profits. The key assumptions utilized in the Company’s estimates of future gross profits in 2011, 2010 and 2009 relate to the underlying annuity policies’ future crediting rates and persistency, the Company’s future yield on investments supporting the policies and level of expense necessary to maintain the policies over their entire lives. Adjustments are made, generally on an annual basis, to reflect the actual gross profits to date as compared to assumed experience and any changes in the remaining expected future gross profits. As a result of this process, known as “unlocking”, the Company records an adjustment to its deferred acquisition costs balance, which may be positive or negative, in order to reflect any changes in the amounts reflected in its key assumptions. A negative adjustment results in a corresponding benefit to the Company’s net income, while a positive adjustment results in a corresponding charge to net income. Changes in the Company’s deferred acquisition cost balance due to unlocking were $(2.9) million, $0.2 million and $(1.8) million for the 2011, 2010 and 2009 years. If significant changes in the levels of the Company’s key assumptions relating to its deferred acquisition costs balance were to occur in the future, such changes could result in a large unlocking event that would materially affect the Company’s results of operations and financial condition. If estimated gross profits for all future years on business in force at December 31, 2011 were to increase or decrease by 10%, the deferred policy acquisition costs balance at December 31, 2011 would increase, in the first case, by $4.6 million or decrease, in the second case, by $4.8 million.

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

Deferred acquisition costs are charged to current earnings to the extent that it is determined that future premiums or estimated gross profits will not be adequate to cover the amounts deferred. The amortization of deferred acquisition costs totaled $78.9 million, $72.5 million and $66.8 million in 2011, 2010 and 2009, respectively. These amounts represented

51%, 52% and 52% of the total amounts of the deferred acquisition cost balances outstanding at the beginning of the respective periods. Prior periods have been restated to reflect the Company’s early adoption of FASB guidance for accounting for costs associated with acquiring or renewing insurance contracts.

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

If the fair value of a fixed maturity security declines in value below the Company’s amortized cost and the Company intends to sell, or determines that it will more likely than not be required to sell, the security before recovery of its amortized cost basis, management considers the security to be other than temporarily impaired and reports its decline in fair value as a realized investment loss. If, however, the Company does not intend to sell the security and determines that it is not more likely than not that it will not be required to do so, declines in the security’s fair value that management judges to be other than temporary are separated into the amounts representing credit losses and the amounts related to other factors. Amounts representing credit losses are reported as realized investment losses in the income statement and amounts related to other factors are included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and the related adjustment to cost of business acquired. The amount of credit loss is determined by discounting the security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. Declines in the fair value of all investments other than fixed maturity securities that are considered in the judgment of management to be other than temporary are reported as realized investment losses. In 2011, the Company recognized $22.1 million of after-tax other than temporary impairment losses, of which $19.5 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $2.6 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit. In 2010, the Company recognized $50.3 million of after-tax other than temporary impairment losses, of which $39.7 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $10.6 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit. In 2009, the Company recognized $117.2 million of after-tax other than temporary impairment losses, of which $94.1 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $23.1 million was recognized as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses net of the related income tax benefit. Investment grade and non-investment grade fixed maturity securities comprised 76% and 11%, respectively, of the Company’s total investment portfolio at December 31, 2011. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to investment grade fixed maturity securities totaled $322.2 million and $62.8 million, respectively, at December 31, 2011. Gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, attributable to non-investment grade fixed maturity securities totaled $42.7 million and $87.0 million, respectively, at December 31, 2011. Unrealized appreciation and depreciation, net of the related income tax expense or benefit and the related adjustment to cost of business acquired, has been reflected on the Company’s balance sheet as a component of accumulated other comprehensive income or loss. The Company may recognize additional losses due to other than temporary declines in security market values in the future. The extent of any such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, foreign currency exchange rates, the outlook for the performance by the issuers of their obligations under such securities, changes in the expected amount or timing of future cash flows from securities and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. While it is not possible to predict the extent of any future changes in value or the results of the future application of these procedures with respect to these securities, significant losses due to impairments of this type may occur in the future. There can be no assurance that the Company will realize investment gains in the future that would ameliorate the effect of any such losses.

The Company also invests in certain investment funds organized as limited partnerships and limited liability companies which invest in various financial instruments. For a discussion of the Company’s repositioning of its investment portfolio to reduce the level of investments of this type, see “Overview”. These investments are reflected in the Company’s financial statements under the equity method; accordingly, positive or negative changes in the value of the investees’ underlying investments are included in net investment income. For this purpose, the Company estimates the values of its investments in these entities based on values provided by their managers. The Company believes that its estimates reasonably reflect the values of its investments in these fund entities; however, there can be no assurance that such values will ultimately be realized upon liquidation of such investments, which generally can occur only through a redemption or withdrawal from the various fund entities, since no trading market exists for these investments. Such redemptions and withdrawals are generally available only at specified intervals upon the giving of specified prior notice to the applicable entity.

Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results

In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit, health care and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company and its business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, ratings by major rating organizations of the Company and its insurance subsidiaries, customer loss and business disruption, including but not limited to difficulties in maintaining relationships with employees, customers or suppliers, which may be greater than expected following the announcement of the merger with Tokio Marine, the retention of certain key employees at the Company, that the conditions to the completion of the merger with Tokio Marine may not be satisfied, or the regulatory approvals required for the merger may not be obtained on the terms expected or on the anticipated schedule and that the parties to the merger may not be able to meet expectations regarding the timing, completion and accounting and tax treatments of the merger. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A - Risk Factors. The Company disclaims any obligation to update forward-looking information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in this Form 10-K under the heading “Liquidity and Capital Resources - Asset/Liability Management and Market Risk.” beginning on page 44 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is included in this Form 10-K beginning on page 59 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company filed its annual certifications by the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in such firm’s report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Delphi Financial Group, Inc.

We have audited Delphi Financial Group, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 29, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference, and in Item 1 in Part I of this Form 10-K.

On June 6, 2011, Robert Rosenkranz, the Company’s Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.

Item 11. Executive Compensation

The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 60 of this Form 10-K.

(b)	The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated October 5, 1995, among the Company, SIG Holdings Acquisition Corp. and SIG Holdings, Inc.(3)

2.2	Agreement and Plan of Merger, dated June 11, 1998, by and among Delphi Financial Group, Inc., Matrix Absence Management, Inc. and the Shareholders named therein (5)

2.3	Agreement and Plan of Merger, dated December 21, 2011, among Delphi Financial Group, Inc., Tokio Marine Holdings, Inc. and TM Investment (Delaware) Inc. (Exhibit 2.1)(32)

2.4	Voting and Support Agreement, dated December 21, 2011, among Tokio Marine Holdings, Inc., Delphi Financial Group, Inc., Rosenkranz & Company, L.P., R & Co. Capital Management LLC, Pergamon Enhanced Partners, L.P., and Robert Rosenkranz (Exhibit 2.2)(32)

3.1	Amendment to Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.2)(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1)(4)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Delphi Financial Group, Inc. (Exhibit 3.1)(10)

3.4	Amended and Restated By-laws of Delphi Financial Group, Inc. (Exhibit 3.1)(26)

3.5	Amendment to the Amended and Restated By-Laws of Delphi Financial Group, Inc., (Exhibit 3.1)(31)

4.1	Junior Subordinated Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.1)(14)

4.2	First Supplemental Indenture, dated as of May 23, 2007, between the Registrant and U.S. Bank National Association, as trustee (Exhibit 4.2)(14)

4.3	Form of Junior Subordinated Debentures (Exhibit 4.3)(14)

4.4	Senior Notes Indenture, dated January 20, 2010, between the Company and U.S. Bank National Association, as trustee (Exhibit 4.1)(15)

4.5	First Supplemental Indenture, dated as of January 20, 2010, between the Company and U.S. Bank National Association, as trustee (Exhibit 4.2)(15)

4.6	Form of 7.875% Senior Note due 2020 (Exhibit 4.3)(15)

10.1	Delphi Financial Group, Inc. Second Amended and Restated Nonqualified Employee Stock Option Plan, as amended May 23, 2001 (Exhibit 10.1)(6)

10.2	The Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (1)

10.3	Second Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2)(7)

10.4	Investment Consulting Agreement, dated as of November 6, 1988, between Rosenkranz Asset Managers, LLC (as assignee of Rosenkranz, Inc.) and Reliance Standard Life Insurance Company (Exhibit 10.9)(2)

10.5	Stockholders Agreement, dated as of October 5, 1995, among the Company and the affiliate stockholders named therein (Exhibit 10.30)(3)

10.6	Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.14)(3)

10.7	Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.15)(3)

10.8	Reliance Standard Life Insurance Company Amended and Restated Management Incentive Compensation Plan (Exhibit 10.2)(13)

10.9	Stock Option Award Agreement, dated May 19, 2004, for Lawrence E. Daurelle (Exhibit 10.1)(8)

10.10	Stock Option Award Agreement, dated January 4, 2006, for Lawrence E. Daurelle (Exhibit 10.19)(11)

10.11	Delphi Financial Group, Inc. Second Amended and Restated Directors Stock Plan (Exhibit 10.1)(13)

10.12	Employment letter, dated April 19, 2006, for Donald A. Sherman (Exhibit 10.1)(12)

10.13	Form of Restricted Share Unit Award Agreement (Exhibit 99.1)(9)

10.14	Delphi Financial Group, Inc. Second Amended and Restated Long-Term Performance Based Incentive Plan (Exhibit 10.1)(16)

10.15	Amendment and Consolidation of Prior Stock Option Award Agreements for Lawrence E. Daurelle dated May 12, 2008 (Exhibit 10.1)(17)

10.16	Amendment and Consolidation of Prior Stock Option Award Agreements for Thomas W. Burghart dated May 12, 2008 (Exhibit 10.2)(17)

10.17	Amendment to Second Amended and Restated Employee Stock Option Plan dated May 7, 2008 (Exhibit

10.4)(17)

10.18	Amendment to Employee Stock Purchase Plan dated May 7, 2008 (Exhibit 10.5)(18)

10.19	Restated Investment Consulting Agreement, dated as of August 14, 2008, between Rosenkranz Asset Managers, LLC and the Registrant (Exhibit 10.1)(18)

10.20	Amendment to Second Amended and Restated Long-Term Performance-Based Incentive Plan dated August 12, 2008 (Exhibit 10.2)(18)

10.21	Stock Option Award Agreement for Robert Rosenkranz dated August 14, 2008 (Exhibit 10.3)(18)

10.22	Amended and Restated Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan dated August 14, 2008 (Exhibit 10.4)(18)

10.23	Amended and Restated Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan dated August 14, 2008 (Exhibit 10.5) (18)

10.24	Amended and Restated Pension Plan for Robert Rosenkranz dated December 18, 2008 (Exhibit 10.1)(19)

10.25	Amended and Restated Nonqualified Deferred Compensation Plan - Reliance Standard Life Insurance Company dated December 18, 2008 (Exhibit 10.2)(19)

10.26	Amendment, Restatement and Consolidation of Prior Award Agreements for Robert Rosenkranz dated December 22, 2008 (Exhibit 10.3)(19)

10.27	Amendment and Restatement of Restricted Share Unit Award Agreement for Donald A. Sherman dated December 22, 2008 (Exhibit 10.4)(19)

10.28	Amendment to Safety National Casualty Corporation Stock Option Award Agreement dated December 19, 2008 (Exhibit 10.5)(19)

10.29	Underwriting Agreement dated April 28, 2009 between Delphi Financial Group, Inc. and Barclays Capital Inc. (Exhibit 10.1)(20)

10.30	Delphi Financial Group, Inc. 2003 Employee Long-Term Incentive and Share Award Plan, as amended (Exhibit 10.1)(21)

10.31	Delphi Financial Group, Inc. Annual Incentive Compensation Plan (Exhibit 10.2)(21)

10.32	General Form of RSL Performance-Contingent Incentive Option Award Agreement (Exhibit 10.1)(22)

10.33	Underwriting Agreement dated August 18, 2009 between Delphi Financial Group, Inc. and Barclays Capital Inc (Exhibit 10.1)(23)

10.34	Amendment 2009-1 to the Reliance Standard Life Insurance Company Supplemental Executive Retirement Plan (Exhibit 10.1)(24)

10.35	Amendment to the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (Exhibit 10.2)(24)

10.36	Amendment 2009-1 to the Reliance Standard Life Insurance Company Nonqualified Deferred Compensation Plan (Exhibit 10.3)(24)

10.37

Underwriting Agreement, dated January 14, 2010, among the Company and Banc of America Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein (Exhibit 1.1)(15)

10.38	Delphi Financial Group, Inc. 2010 Outside Directors Stock Plan (Exhibit A)(25)

10.39	Delphi Financial Group, Inc. 2010 Employee Share Purchase Plan (Exhibit B)(25)

10.40	Credit Agreement, dated December 22, 2010, among Delphi Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. (Exhibit 10.1)(27)

10.41	General Form of Amended and Restated RSL Performance-Contingent Incentive Award Agreement (Exhibit 10.1)(28)

10.42	Employment Agreement, dated February 14, 2008, for Mark A. Wilhelm (Exhibit 10.44)(29)

10.43	Stock Option Award Agreement, dated February 21, 2008, for Mark A. Wilhelm (Exhibit 10.45)(29)

10.44	Amendment of Stock Option Award Agreement, dated December 19, 2008, for Mark A. Wilhelm (Exhibit 10.46)(29)

10.45	Second Amendment to Stock Option Award Agreement for Mark Wilhelm (Exhibit 10.47)(29)

10.46	Employment Agreement, dated April 27, 2011, for Stephan A. Kiratsous. (Exhibit 10.1)(30)

10.47	Assignment and Assumption Agreement, dated December 21, 2011, among Rosenkranz Asset Managers, LLC, Acorn Advisory Capital L.P. and Delphi Financial Group, Inc., (Exhibit 10.1) (32)

10.48	Assignment and Assumption Agreement, dated December 21, 2011, among Rosenkranz Asset Managers, LLC, Acorn Advisory Capital L.P. and Reliance Standard Life Insurance Company. (Exhibit 10.2) (32)

11.1	Computation of Results per Share of Common Stock(33)

21.1	List of Subsidiaries of the Company(34)

23.1	Consent of Ernst & Young LLP(34)

24.1	Powers of Attorney(34)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(34)

31.2	Certification by the Executive Vice President and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)(34)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(34)

101.

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iii) Consolidated Statement of Equity for years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.(35)

(1)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1992.
(2)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-1 dated March 13, 1990 (Registration No. 33-32827).
(3)	Incorporated herein by reference to the designated exhibit to the Company’s Registration Statement on Form S-4 dated January 30, 1996 (Registration No. 33-99164).
(4)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1997.
(5)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 1998.
(6)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(7)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated February 9, 2005.
(10)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005.
(11)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 2005.
(12)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
(13)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2007.
(14)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 23, 2007.
(15)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated January 14, 2010.
(16)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 23, 2007.
(17)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated May 7, 2008.
(18)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 12, 2008.
(19)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 17, 2008.
(20)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated April 28, 2009.
(21)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated June 15, 2009.
(22)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 11, 2009.
(23)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated August 18, 2009.
(24)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 31, 2009.
(25)	Incorporated herein by reference to the designated exhibit to the Company’s 2010 proxy statement on Schedule 14A filed on April 8, 2010.
(26)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2010.
(27)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 21, 2010.
(28)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 29, 2010.
(29)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-K for the year ended December 31, 2010.
(30)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated June 20, 2011.
(31)	Incorporated herein by reference to the designated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2011
(32)	Incorporated herein by reference to the designated exhibit to the Company’s Current Report on Form 8-K dated December 21, 2011.
(33)	Incorporated herein by reference to Note M to the Consolidated Financial Statements included elsewhere herein.
(34)	Filed herewith.
(35)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(c)	The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 60 of this Form 10-K are included under Item 8 and are presented beginning on page 99 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

	Name	Capacity	Date

	/s/ ROBERT ROSENKRANZ	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
(Robert Rosenkranz)

	*	Director	February 29, 2012
(Kevin R. Brine)

	*	Director	February 29, 2012
(Edward A. Fox)

	*	Director	February 29, 2012
(Steven A. Hirsh)

	*	Director	February 29, 2012
(James M. Litvack)

	*	Director	February 29, 2012
(James N. Meehan)

	*	Director	February 29, 2012
(Philip R. O’Connor)

	/s/ DONALD A. SHERMAN	Director, President and Chief Operating Officer	February 29, 2012
(Donald A. Sherman)

	*	Director	February 29, 2012
(Robert F. Wright)

	/s/ STEPHAN A. KIRATSOUS	Executive Vice President and Chief Financial Officer	February 29, 2012
(Stephan A. Kiratsous)

	/s/ THOMAS W. BURGHART	Senior Vice President and Treasurer	February 29, 2012
(Thomas W. Burghart)

* BY:	/s/ ROBERT ROSENKRANZ
Attorney-in-Fact

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues excluding net realized investment (losses) gains	$468,693	$468,203	$478,721	$499,702
Net realized investment (losses) gains	(1,972)	1,123	(5,002)	(9,058)

Total revenues	466,721	469,326	473,719	490,644
Operating income	76,018	75,026	58,528	60,141
Net income attributable to shareholders	50,224	49,427	41,035	38,010

Basic results per share of common stock:
Net income attributable to shareholders	$0.90	$0.88	$0.73	$0.68

Diluted results per share of common stock:
Net income attributable to shareholders	$0.89	$0.87	$0.73	$0.67

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues excluding net realized investment (losses) gains and loss on early retirement of senior notes	$431,813	$430,800	$443,905	$464,271
Net realized investment (losses) gains	(15,106)	(13,874)	1,192	1,913
Loss on early retirement of senior notes	—	(212)	(3,760)	(3,694)

Total revenues	416,707	416,714	441,337	462,490
Operating income	57,057	55,567	71,140	78,954
Net income attributable to shareholders	36,516	34,662	44,808	52,925

Basic results per share of common stock:
Net income attributable to shareholders	$0.66	$0.63	$0.81	$0.95

Diluted results per share of common stock:
Net income attributable to shareholders	$0.66	$0.62	$0.80	$0.95

Computations of results per share for each quarter are made independently of results per share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not always equal results per share for the year.

Results for the first, second, third and fourth quarters of 2011 include credit-related realized investment losses of $9.0 million, $5.3 million, $9.4 million and $6.2 million, respectively, due to the other than temporary declines in the market values of various fixed maturity securities. Results for the first, second, third and fourth quarters of 2010 include credit-related realized investment losses of $23.0 million, $20.8 million, $6.4 million and $10.9 million, respectively, due to the other than temporary declines in the market values of various fixed maturity securities. See “Results of Operations” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Delphi Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Financial Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2011 the Company changed its method of accounting for costs relating to the acquisition of new insurance contracts. Also as discussed in Note A to the consolidated financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other than temporary impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Financial Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 29, 2012

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
Revenue:
Premium and fee income	$1,564,239	$1,419,562	$1,401,041
Net investment income	351,080	351,227	318,187
Net realized investment losses:
Total other than temporary impairment losses	(33,967)	(77,403)	(180,191)
Less: Portion of other than temporary impairment losses recognized in other comprehensive income	4,033	16,296	35,480

Net impairment losses recognized in earnings	(29,934)	(61,107)	(144,711)
Other net realized investment gains (losses)	15,025	35,232	(2,832)

	(14,909)	(25,875)	(147,543)
Loss on early retirement of senior notes	—	(7,666)	—

	1,900,410	1,737,248	1,571,685

Benefits and expenses:
Benefits, claims and interest credited to policyholders	1,135,811	1,005,385	990,802
Commissions	96,764	93,677	92,988
Amortization of cost of business acquired	78,901	72,454	66,835
Other operating expenses	319,221	303,014	286,156

	1,630,697	1,474,530	1,436,781

Operating income	269,713	262,718	134,904

Interest expense:
Corporate debt	24,195	30,102	15,485
Junior subordinated debentures	12,981	12,971	12,968

	37,176	43,073	28,453

Income before income tax expense	232,537	219,645	106,451

Income tax expense	52,660	49,558	14,994

Net income	179,877	170,087	91,457

Less: Net income attributable to noncontrolling interest	1,181	1,176	280

Net income attributable to shareholders	$178,696	$168,911	$91,177

Basic results per share of common stock:
Net income attributable to shareholders	$3.19	$3.05	$1.77

Diluted results per share of common stock:
Net income attributable to shareholders	$3.16	$3.03	$1.76

Dividends paid per share of common stock	$0.47	$0.42	$0.40

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)

	December 31,
	2011	2010
		(Restated)
Assets:
Investments:
Fixed maturity securities, available for sale	$6,489,637	$5,717,090
Short-term investments	277,552	334,215
Investment accounts receivable	24,406	45,645
Other investments	678,133	453,033

	7,469,728	6,549,983
Cash	93,898	72,806
Cost of business acquired	156,675	149,325
Reinsurance receivables	365,391	360,255
Premiums receivable	154,612	130,111
Accrued investment income	74,672	60,831
Goodwill	93,929	93,929
Other assets	108,138	120,635
Assets held in separate account	117,365	123,674

Total assets	$8,634,408	$7,661,549

Liabilities and Equity:
Future policy benefits:
Life	$328,678	$331,816
Disability and accident	845,750	812,258
Unpaid claims and claim expenses:
Life	57,049	53,763
Disability and accident	481,826	457,642
Casualty	1,506,129	1,314,910
Policyholder account balances	2,100,675	1,753,744
Unearned premium reserve	192,261	159,169
Corporate debt	375,000	375,000
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Investment accounts payable	41,719	27,667
Net deferred tax liability	135,559	75,545
Other liabilities and policyholder funds	442,172	410,889
Liabilities related to separate account	117,365	123,674

Total liabilities	6,854,525	6,126,419

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 56,798,526 and 56,463,776 shares issued and outstanding, respectively	568	565
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 6,338,773 and 5,981,049 shares issued and outstanding, respectively	63	60
Additional paid-in capital	705,036	682,816
Accumulated other comprehensive income	107,529	30,932
Retained earnings	1,165,756	1,013,369
Treasury stock, at cost; 8,182,716 and 7,761,216 shares of Class A Common Stock, respectively, and 227,216 shares of Class B Common Stock	(206,931)	(197,246)

Total shareholders’ equity	1,772,021	1,530,496
Noncontrolling interest	7,862	4,634

Total equity	1,779,883	1,535,130

Total liabilities and equity	$8,634,408	$7,661,549

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance, January 1, 2009	$489	$60	$522,596	$(351,710)	$846,390	$(197,246)	$820,579	$4,035	$824,614
Cumulative effect adjustment	—	—	—	—	(52,074)	—	(52,074)	—	(52,074)

Adjusted balance January 1, 2009	489	60	522,596	(351,710)	794,316	(197,246)	768,505	4,035	772,540

Cumulative effect adjustment, April 1, 2009	—	—	—	(2,372)	2,372	—	—	—	—
Net income	—	—	—	—	91,177	—	91,177	280	91,457
Other comprehensive income:
Decrease in net unrealized depreciation on investments	—	—	—	328,833	—	—	328,833	—	328,833
Increase in other than temporary impairment losses recognized in other comprehensive income	—	—	—	(19,196)	—	—	(19,196)	—	(19,196)
Decrease in net loss on cash flow hedge	—	—	—	785	—	—	785	—	785
Change in net periodic pension cost	—	—	—	9,704	—	—	9,704	—	9,704

Comprehensive income							411,303	280	411,583
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(769)	(769)
Issuance of common stock	65	—	120,631	—	—	—	120,696	—	120,696
Issuance of deferred and restricted shares and exercise of stock options	6	—	10,406	—	—	—	10,412	—	10,412
Stock-based compensation	—	—	8,262	—	—	—	8,262	—	8,262
Cash dividends	—	—	—	—	(20,160)	—	(20,160)	—	(20,160)

Balance, December 31, 2009	$560	$60	$661,895	$(33,956)	$867,705	$(197,246)	$1,299,018	$3,546	$1,302,564

Net income	—	—	—	—	168,911	—	168,911	1,176	170,087
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	60,564	—	—	60,564	—	60,564
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	4,174	—	—	4,174	—	4,174
Decrease in net loss on cash flow hedge	—	—	—	2,684	—	—	2,684	—	2,684
Change in net periodic pension cost	—	—	—	(2,534)	—	—	(2,534)	—	(2,534)

Comprehensive income							233,799	1,176	234,975
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(88)	(88)
Issuance of deferred and restricted shares and exercise of stock options	5	—	13,346	—	—	—	13,351	—	13,351
Stock-based compensation	—	—	7,575	—	—	—	7,575	—	7,575
Cash dividends	—	—	—	—	(23,247)	—	(23,247)	—	(23,247)

Balance, December 31, 2010	$565	$60	$682,816	$30,932	$1,013,369	$(197,246)	$1,530,496	$4,634	$1,535,130

Net income	—	—	—	—	178,696	—	178,696	1,181	179,877
Other comprehensive income:
Increase in net unrealized appreciation on investments	—	—	—	85,896	—	—	85,896	—	85,896
Decrease in other than temporary impairment losses recognized in other comprehensive income	—	—	—	1,628	—	—	1,628	—	1,628
Change in net periodic pension cost	—	—	—	(10,927)	—	—	(10,927)	—	(10,927)

Comprehensive income							255,293	1,181	256,474
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	2,047	2,047
Issuance of deferred and restricted shares and exercise of stock options	3	3	17,986	—	—	—	17,992	—	17,992
Stock-based compensation	—	—	4,234	—	—	—	4,234	—	4,234
Acquisition of treasury stock	—	—	—	—	—	(9,685)	(9,685)	—	(9,685)
Cash dividends	—	—	—	—	(26,309)	—	(26,309)	—	(26,309)

Balance, December 31, 2011	$568	$63	$705,036	$107,529	$1,165,756	$(206,931)	$1,772,021	$7,862	$1,779,883

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
Operating activities:
Net income attributable to shareholders	$178,696	$168,911	$91,177
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	308,172	213,687	234,615
Net change in reinsurance receivables and payables	(7,987)	(5,322)	18,513
Net change in premiums receivable	(24,501)	(3,176)	(9,534)
Amortization, principally the cost of business acquired and investments	35,932	47,090	19,343
Deferred costs of business acquired	(98,351)	(88,808)	(76,385)
Net realized losses on investments	14,909	25,875	147,543
Net change in federal income taxes	31,612	24,128	(15,616)
Other	38,464	(19,583)	50,891

Net cash provided by operating activities	476,946	362,802	460,547

Investing activities:
Purchases of investments and loans made	(3,188,213)	(2,451,199)	(1,859,365)
Sales of investments and receipts from repayment of loans	1,936,963	1,463,446	1,014,200
Maturities of investments	446,086	291,475	159,525
Net change in short-term investments	56,663	72,567	(5,162)
Change in deposit in separate account	—	—	4,845

Net cash used by investing activities	(748,501)	(623,711)	(685,957)

Financing activities:
Deposits to policyholder accounts	525,913	389,720	267,499
Withdrawals from policyholder accounts	(205,024)	(113,241)	(162,494)
Proceeds from issuance of 2020 Senior Notes	—	250,000	—
Borrowings under bank credit facility	—	175,000	17,000
Principal payments under bank credit facility	—	(272,000)	(2,000)
Early retirement of senior notes	—	(143,750)	—
Proceeds from the issuance of common stock	—	—	120,696
Acquisition of treasury stock	(9,685)	—	—
Cash dividends paid on common stock	(26,309)	(23,247)	(20,160)
Other financing activities	7,752	5,769	6,496

Net cash provided by financing activities	292,647	268,251	227,037

Increase in cash	21,092	7,342	1,627
Cash at beginning of year	72,806	65,464	63,837

Cash at end of year	$93,898	$72,806	$65,464

See notes to consolidated financial statements.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi Financial Group, Inc. (“Delphi”) and all of its wholly-owned subsidiaries, including, among others, Reliance Standard Life Insurance Company (“RSLIC”), Safety National Casualty Corporation (“SNCC”), First Reliance Standard Life Insurance Company (“FRSLIC”), Reliance Standard Life Insurance Company of Texas (“RSLIC-Texas”), Safety First Insurance Company (“SFIC”), SIG Holdings, Inc. (“SIG”) and Matrix Absence Management, Inc. (“Matrix”). The term “Company” shall refer herein collectively to Delphi and its subsidiaries, unless the context indicates otherwise. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation. In addition, as discussed below under the caption “Cost of Business Acquired,” certain 2010 and 2009 financial information has been restated as a result of the Company’s adoption of a new accounting principle. As of December 31, 2011, Mr. Robert Rosenkranz, Chairman of the Board and Chief Executive Officer of Delphi, by means of beneficial ownership of the general partner of Rosenkranz & Company, L.P. and direct or beneficial ownership, had the power to vote all of the outstanding shares of Class B Common Stock, which represents 49.9% of the aggregate voting power of the Company’s common stock.

Nature of Operations. The Company manages all aspects of employee absence to enhance the productivity of its clients and provides the related group insurance coverages: long-term and short-term disability, life, excess workers’ compensation for self-insured employers, large casualty programs including large deductible workers’ compensation, travel accident, dental and limited benefit health insurance. The Company’s asset accumulation business emphasizes fixed annuity products. The Company offers its products and services in all fifty states and the District of Columbia and Puerto Rico. The Company’s two reportable segments are group employee benefit products and asset accumulation products. The Company’s reportable segments are strategic operating divisions that offer distinct types of products with different marketing strategies. The Company evaluates the performance of its segments on the basis of income from continuing operations excluding realized investment gains and losses, losses on early retirement of senior notes and before interest and income tax expense. The accounting policies of the Company’s segments are the same as those used in the consolidated financial statements.

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

Investments. Fixed maturity securities available for sale, other than hybrid financial instruments, are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit and the related adjustment to cost of business acquired. Descriptions of the various types of securities included within fixed maturity securities available for sale are contained in Notes B and C. Short-term investments are carried at cost, which approximates fair value. Investment accounts receivable are carried at cost, which approximates fair value due to the short-term nature of the expected cash receipts. Other investments consist primarily of mortgage loans, investments in investment funds organized as limited partnerships, equity securities available for sale, investments in investment funds organized as limited liability companies, real estate investments held by limited liability companies and trading account securities. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. At December 31, 2011 and 2010, the Company had investments in mortgage loans in the aggregate amounts of $55.9 million and $29.8 million, respectively. Mortgage loans are carried at unpaid principal balances, including any unamortized premium or discount.

Note A - Summary of Significant Accounting Policies - (Continued)

If management determines that a loan has been impaired, the loan is carried net of a valuation allowance for credit losses. At December 31, 2011 and 2010, the Company had investments in investment funds organized as limited partnerships of $125.8 million and $115.2 million, respectively. Investments in investment funds organized as limited partnerships are reflected on the equity method, with earnings included in net investment income. At December 31, 2011 and 2010, the Company had equity securities available for sale carried at $271.7 million and $57.1 million and amortized cost of $275.1 million and $57.9 million, respectively. Equity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income or loss, net of the related income tax expense or benefit. At December 31, 2011 and 2010, the Company had investments in investment funds organized as limited liability companies of $77.2 million and $80.9 million, respectively. Investments in investment funds organized as limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. Real estate investments held by limited liability companies are primarily reflected on the equity method, with earnings included in net investment income. At December 31, 2011 and 2010, the Company had investments in trading account securities in the aggregate amounts of $87.9 million and $89.9 million, respectively. Trading account securities consist primarily of bonds, common stocks and preferred stocks and are carried at fair value with unrealized appreciation and depreciation included in net investment income. Interest and dividend income and realized gains and losses from trading account securities are also included in net investment income.

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

Note A - Summary of Significant Accounting Policies - (Continued)

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

Effective October 1, 2009, the Company adopted new guidance issued by the FASB clarifying where a reporting entity is required to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available, techniques such as referring to the quoted price of the identical liability when traded as an asset, the quoted prices of similar liabilities, the quoted prices of similar liabilities when traded as assets or a present value technique are to be utilized. The fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

As of January 1, 2010, the Company adopted new guidance issued by FASB requiring additional disclosures regarding fair value measurements. This guidance requires entities to disclose (1) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the reasons for any transfers into or out of Level 3 of the fair value hierarchy and (3) additional information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies existing fair value measurement disclosure requirements concerning the level of disaggregation and the disclosure of valuation inputs and techniques. Except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements, this guidance was effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements was effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. On January 1, 2011, the Company adopted new FASB guidance requiring separate disclosures of purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

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

Note A - Summary of Significant Accounting Policies - (Continued)

On January 1, 2011, the Company adopted, on a retrospective basis, guidance issued by the FASB limiting the extent to which an insurer may capitalize costs incurred in the acquisition of an insurance contract. The guidance provides that, in order to be capitalized, such costs must be incremental and directly related to the acquisition of a new or renewal insurance contract. Insurers may only capitalize costs related to successful efforts in attaining a contract and advertising costs may only be capitalized if certain direct response advertising criteria are met. As a result of its adoption, the Company made an after-tax reduction to its retained earnings at January 1, 2009 in the amount of $52.1 million, net of an income tax benefit of $28.0 million, which represented the net reduction in deferred policy acquisition cost included in cost of business acquired on the consolidated balance sheet and net income attributable to shareholders was reduced by $4.2 million or $0.08 per diluted share and $7.9 million or $0.15 per diluted share for the years ended December 31, 2010 and 2009, respectively. In addition, this adoption resulted in the restatement of certain other financial information for 2010 and 2009.

Premiums Receivable. Receivables from policyholders or agents for due and unpaid premiums, net of an allowance for estimated uncollectible amounts.

Reinsurance Receivables. Receivables from reinsurers for future policy benefits, unpaid claims and claim expenses and policyholder account balances are estimated in a manner consistent with the related liabilities associated with the reinsured policies.

Goodwill. Goodwill and intangible assets deemed to have indefinite lives are required to be periodically reviewed for impairment. Other intangible assets with finite lives are required to be amortized over their useful lives. At January 1, 2003, unamortized goodwill of $60.9 million was attributable to the acquisition of SNCC, whose operations are included in the group employee benefits segment, and $33.0 million was attributable to the acquisition of Matrix, whose operations are reported in the “other” segment. Any impairment losses would be reflected within operating results in the income statement. The impairment test is performed annually unless events suggest that an impairment may have occurred in the interim. Based on these tests, the Company determined that no impairment of goodwill had occurred during the years ended December 31, 2011, 2010 or 2009.

On January 1, 2011, the Company adopted new guidance issued by the FASB providing clarification relating to the testing of goodwill for impairment for entities carrying goodwill as an asset which have one or more reporting units whose carrying amount for purposes of performing the first step of the goodwill impairment test is zero or negative. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

Separate Account. The separate account assets and liabilities represent funds invested in a separately administered variable life insurance product for which the policyholder, rather than the Company, bears the investment risk.

On January 1, 2011, the Company adopted new guidance issued by the FASB clarifying that an insurance company should not consider any interests of its separate accounts in an investment to be the insurer’s own interests, unless the separate account interest is held for the benefit of a related party, and should not combine those interests with any interest of its general account in the same investment when assessing the investment for consolidation. Insurance companies are also required to consider a separate account as a subsidiary for purposes of evaluating whether the application of specialized accounting for investments in consolidation is appropriate. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

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

Note A - Summary of Significant Accounting Policies - (Continued)

Unpaid Claims and Claim Expenses. The liability for unpaid claims and claim expenses includes amounts determined on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The methods of making these estimates and establishing the resulting reserves are continually reviewed and updated, with any resulting adjustments reflected in earnings currently. SNCC utilizes anticipated investment income as a factor in the premium deficiency calculation. At December 31, 2011, disability and excess and primary workers’ compensation reserves with a carrying value of $1,778.2 million have been discounted at a weighted average rate of 5.31%, with the rates ranging from 1.5% to 7.5%.

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

Unearned Premium Reserve. The liability for unearned premium reserves represents premium amounts received by the Company on or before the valuation date, for coverage periods that extend beyond the valuation date.

Income Taxes. The Company files a life/non-life consolidated federal tax return. RSLIC-Texas and RSLIC are taxed as life insurance companies and comprise the life subgroup. The non-life subgroup includes Delphi, SNCC, FRSLIC, SFIC and the other non-insurance subsidiaries of the Company. The Company computes its net deferred income tax liability at the rates expected to be in effect when the underlying differences will be reported in the Company’s income tax return. The Company’s policy is to recognize any accruals for interest and penalties related to unrecognized tax benefits in income tax expense.

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

Statements of Cash Flows. Cash includes deposits on hand in the Company’s bank accounts. At December 31, 2011 and 2010, various client escrow accounts represented $24.5 million and $23.1 million, respectively, of the Company’s total cash balance. The Company uses short-term, highly liquid debt instruments purchased with maturities of three months or less as part of its investment management program and, as such, classifies these investments under the caption “short-term investments” in its consolidated balance sheets and consolidated statements of cash flows.

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

Note A - Summary of Significant Accounting Policies - (Continued)

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

In September 2011, the FASB issued new guidance addressing the valuation process for goodwill. This guidance provides the ability to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Because the guidance did not impact the goodwill valuation model, it will have no impact on the Company’s consolidated financial position or results of operations.

Note B - Investments

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Other Than Temporary Impairments	Fair Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$606,678	$61,928	$(22)	$—	$668,584
Non-agency residential mortgage-backed securities	819,027	50,256	(27,009)	(21,637)	820,637
Commercial mortgage-backed securities	96,251	2,135	(1,665)	(38)	96,683
Corporate securities	1,668,160	82,377	(42,269)	(771)	1,707,497
Collateralized debt obligations	284,667	6,582	(31,368)	(1,810)	258,071
Foreign government securities	258,578	12,557	(13,854)	—	257,281
U.S. Treasury and other U.S. Government guaranteed securities	96,281	8,043	(487)	—	103,837
U.S. Government-sponsored enterprise securities	42,229	156	(6)	—	42,379
Obligations of U.S. states, municipalities and political subdivisions	2,402,719	140,851	(8,902)	—	2,534,668

Total fixed maturity securities	$6,274,590	$364,885	$(125,582)	$(24,256)	$6,489,637

Note B - Investments - (Continued)

	December 31, 2010
		Gross Unrealized
	Amortized Cost	Gains	Losses	Other Than Temporary Impairments	Fair Value
	(dollars in thousands)
Agency residential mortgage-backed securities	$626,494	$38,586	$(1,379)	$—	$663,701
Non-agency residential mortgage-backed securities	800,380	77,742	(27,518)	(24,896)	825,708
Commercial mortgage-backed securities	35,863	300	(3,020)	(139)	33,004
Corporate securities	1,361,078	74,749	(16,604)	—	1,419,223
Collateralized debt obligations	199,594	3,652	(26,337)	(1,725)	175,184
Foreign government securities	105,483	7,170	(2,157)	—	110,496
U.S. Treasury and other U.S. Government guaranteed securities	269,264	6,001	(3,362)	—	271,903
U.S. Government-sponsored enterprise securities	113,446	107	(2,012)	—	111,541
Obligations of U.S. states, municipalities and political subdivisions	2,138,994	36,421	(69,085)	—	2,106,330

Total fixed maturity securities	$5,650,596	$244,728	$(151,474)	$(26,760)	$5,717,090

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$606,678	$668,584
Non-agency residential mortgage-backed securities	819,027	820,637
Commercial mortgage-backed securities	96,251	96,683

Other fixed maturity securities:
One year or less	87,889	85,255
Greater than 1, up to 5 years	664,615	668,317
Greater than 5, up to 10 years	1,219,126	1,218,951
Greater than 10 years	2,781,004	2,931,210

Total	$6,274,590	$6,489,637

Net investment income was attributable to the following:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$356,497	$329,849	$304,367
Mortgage loans	1,394	4,910	3,346
Short-term investments	282	157	406
Other	24,108	44,075	47,007

	382,281	378,991	355,126
Less: Investment expenses	31,201	27,764	36,939

	$351,080	$351,227	$318,187

Note B - Investments - (Continued)

Net realized investment (losses) gains arose from the following:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(29,062)	$(43,611)	$(111,244)
Mortgage loans	—	(15,218)	(16,132)
Other investments	(872)	(2,278)	(17,335)

	(29,934)	(61,107)	(144,711)

Other net realized investment gains (losses):
Fixed maturity securities, available for sale	$18,079	$31,315	$(3,849)
Mortgage loans	(65)	418	113
Other investments	(2,989)	3,499	904

	15,025	35,232	(2,832)

Total	$(14,909)	$(25,875)	$(147,543)

Proceeds from sales of fixed maturity securities during 2011, 2010 and 2009 were $1,277.0 million, $731.7 million and $553.2 million, respectively. Gross gains of $45.9 million, $41.1 million and $25.4 million and gross losses of $27.8 million, $9.8 million and $29.3 million, respectively, were realized on those sales. Net realized investment gains and losses on investment sales are determined under specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily fixed maturity securities, is included as a component of accumulated other comprehensive income or loss (see Note J). Net unrealized (losses) gains included in net investment income from trading account securities in 2011, 2010 and 2009 were $(1.8) million, $1.0 million and $(7.8) million, respectively.

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$2,489	$(7)	$217	$(15)	$2,706	$(22)
Non-agency residential mortgage-backed securities	236,953	(10,510)	165,137	(38,136)	402,090	(48,646)
Commercial mortgage-backed securities	23,116	(1,480)	4,829	(223)	27,945	(1,703)
Corporate securities	440,672	(23,617)	69,933	(19,423)	510,605	(43,040)
Collateralized debt obligations	132,496	(9,397)	64,410	(23,781)	196,906	(33,178)
Foreign government securities	160,615	(13,854)	—	—	160,615	(13,854)
U.S. Treasury and other U.S. Government guaranteed securities	15,178	(487)	—	—	15,178	(487)
U.S. Government-sponsored enterprise securities	8,232	(6)	—	—	8,232	(6)
Obligations of U.S. states, municipalities and political subdivisions	48,058	(2,766)	82,220	(6,136)	130,278	(8,902)

Total fixed maturity securities	$1,067,809	$(62,124)	$386,746	$(87,714)	$1,454,555	$(149,838)

Note B - Investments - (Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Agency residential mortgage-backed securities	$52,300	$(1,329)	$233	$(50)	$52,533	$(1,379)
Non-agency residential mortgage-backed securities	56,290	(1,584)	230,655	(50,830)	286,945	(52,414)
Commercial mortgage-backed securities	12,500	(447)	5,188	(2,712)	17,688	(3,159)
Corporate securities	273,221	(6,848)	61,904	(9,756)	335,125	(16,604)
Collateralized debt obligations	5,451	(587)	130,104	(27,475)	135,555	(28,062)
Foreign government securities	27,929	(2,157)	—	—	27,929	(2,157)
U.S. Treasury and other U.S. Government guaranteed securities	81,442	(3,362)	—	—	81,442	(3,362)
U.S. Government-sponsored enterprise securities	61,277	(2,012)	—	—	61,277	(2,012)
Obligations of U.S. states, municipalities and political subdivisions	1,169,724	(57,589)	65,337	(11,496)	1,235,061	(69,085)

Total fixed maturity securities	$1,740,134	$(75,915)	$493,421	$(102,319)	$2,233,555	$(178,234)

The following table contains information, as of December 31, 2011, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and sub-prime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of December 31, 2011. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5.0% were as follows: California (39.0%), New York (8.0%) and Florida (6.4%).

	Non-Agency Prime RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
			(dollars in thousands)

2001 and prior	$—	$1,244	$—	$—	$262	$1,506
2002	5,540	—	2,343	—	1,383	9,266
2003	59,190	1,279	—	2,858	10,729	74,056
2004	12,888	8,689	17,469	9,310	7,131	55,487
2005	5,001	84	8,130	—	108,888	122,103
2006	13,548	—	—	—	28,509	42,057
2007	4,374	—	—	—	93,230	97,604
2008	—	629	—	—	382	1,011

Total	$100,541	$11,925	$27,942	$12,168	$250,514	$403,090

(1)

The securities enumerated in this column include securities having a total of $207.7 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

Note B - Investments - (Continued)

	Non-Agency Alt-A RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2001 and prior	$—	$—	$—	$1,490	$—	$1,490
2002	138	—	1,492	—	—	1,630
2003	40,665	—	—	—	878	41,543
2004	14,372	3,603	1,844	—	2,768	22,587
2005	1,996	—	4,252	—	77,909	84,157
2006	8,273	—	44	—	73,687	82,004
2007	241	—	—	—	123,674	123,915
2010	—	—	3,895	—	—	3,895

Total	$65,685	$3,603	$11,527	$1,490	$278,916	$361,221

(1)

The securities enumerated in this column include securities having a total of $245.6 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Sub-Prime RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2003	$9,568	$—	$946	$—	$—	$10,514
2004	8,875	—	—	—	3,159	12,034
2005	10,855	—	—	—	20,592	31,447
2006	—	—	—	706	683	1,389
2007	—	—	—	—	942	942

Total	$29,298	$—	$946	$706	$25,376	$56,326

(1)

The securities enumerated in this column include securities having a total of $22.6 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

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

Note B - Investments - (Continued)

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

In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations as to which a decline in fair value is judged to be other than temporary, the amount of the credit loss arising from the impairment of the security is determined by discounting such security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. The key inputs relating to such expected cash flows consist of the future scheduled payments on the underlying loans and the estimated frequency and severity of future defaults on these loans. For those securities as to which the Company recognized credit losses in 2011 as a result of determinations that such securities were other than temporarily impaired, representative default frequency estimates ranged from 2.1% to 5.3% and representative default severity estimates ranged from 45.8% to 62.9%.

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

During 2011, the Company recognized $22.1 million of after-tax other than temporary impairment losses, of which $19.5 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $2.6 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.

The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss:

	Year Ended December 31
	2011	2010
	(dollars in thousands)

Balance at the beginning of the period	$79,602	$89,658
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	3,788	16,914
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	22,406	22,724
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(29,173)	(49,694)

Balance at the end of the period	$76,623	$79,602

The gross unrealized losses at December 31, 2011 are attributable to 694 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $4.6 million. At December 31, 2011, approximately 25.8% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10.0% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by nationally recognized statistical rating organizations at December 31, 2011 comprised 42.0% of the aggregate gross unrealized losses, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.

Note B - Investments - (Continued)

The Company, at times, enters into futures and option contracts and interest rate and credit default swap agreements in connection with its investment strategy and indexed annuity program. These agreements primarily reduce the risk associated with changes in the value of the Company’s fixed maturity portfolio and to fund the interest crediting obligations associated with the Company’s indexed annuity contracts. These positions are carried at fair value with gains and losses included in income. The Company had no material outstanding futures and option contracts or interest rate and credit default swap agreements at December 31, 2011 or 2010. The Company, at times, may also invest in non-dollar denominated fixed maturity securities that expose it to fluctuations in foreign currency rates, and, therefore, may hedge such exposure by using currency forward contracts. However, such efforts will not necessarily be effective and may result in losses in instances where foreign currencies strengthen relative to the U.S. dollar. The Company had no material outstanding currency forward contracts at December 31, 2011 or 2010.

Bonds and short-term investments with amortized costs of $222.7 million and $174.7 million at December 31, 2011 and 2010, respectively, are on deposit with various states’ insurance departments in compliance with statutory requirements. Additionally, certain assets of the Company are restricted under the terms of its reinsurance assumed agreements. These agreements provide for the distribution of assets to the ceding companies covered under the agreements prior to any general distribution to policyholders in the event of the Company’s insolvency or bankruptcy. The amount of assets restricted for this purpose was $192.1 million and $190.7 million at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, approximately 22.9% and 21.7%, respectively, of the Company’s total invested assets were comprised of corporate fixed maturity securities, which are diversified across economic sectors and industry classes. Residential mortgage-backed securities comprised 19.9% and 22.7% of the Company’s total invested assets at December 31, 2011 and 2010, respectively. The Company’s residential mortgage-backed securities are diversified with respect to size and geographic distribution of the underlying mortgage loans. The Company also invests in certain debt securities that are rated by nationally recognized statistical rating organizations as below investment grade or are not rated by any such organizations. Such securities, which are included in fixed maturity securities, had fair values of $843.7 million and $686.1 million at December 31, 2011 and 2010, respectively, and constituted 11.3% and 10.5% of total invested assets at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company held approximately $845.0 million of insured municipal fixed maturity securities, which represented approximately 11.3% of the Company’s total invested assets. Based upon the highest of the ratings assigned to the respective securities by nationally recognized statistical rating organizations, these securities had a weighted average credit rating of “A” at December 31, 2011. Credit enhancements provided by the insurance did not impact the weighted average credit rating at such date by such organizations. Insurers of significant portions of the municipal fixed maturity securities held by the Company at December 31, 2011 included Assured Guaranty ($298.1 million), National Public Finance Guarantee Corp. ($270.9 million), Ambac Financial Group, Inc. ($150.6 million), Texas Permanent School Fund ($52.9 million), Radian ($25.2 million), and Financial Guaranty Insurance Company ($24.4 million). At December 31, 2011, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.

Note C - Fair Value Measurements

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

Instruments included in fixed maturity securities available for sale include mortgage-backed and corporate securities, U.S. Treasury and other U.S. government guaranteed securities, securities issued by U.S. government-sponsored enterprises, securities issued by foreign governments and obligations of U.S. states, municipalities and political subdivisions. The market liquidity of each security is taken into consideration in the valuation technique used to value such security. For securities where market transactions involving identical or comparable assets generate sufficient relevant information, the Company employs a market approach to valuation. If sufficient information is not generated from market transactions involving identical or comparable assets, the Company uses an income approach to valuation. The majority of the

Note C - Fair Value Measurements - (Continued)

instruments included in fixed maturity securities available for sale are valued utilizing observable inputs; accordingly, they are categorized in either Level l or Level 2 of the fair value hierarchy described in Note A. However, in instances inputs utilized are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.

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

The Company uses various valuation techniques and pricing models to measure the fair value of its investments in residential mortgage-backed securities and commercial mortgage-backed securities, including option-adjusted spread models, volatility-driven multi-dimensional single cash flow stream models and matrix correlation to comparable securities. Residential mortgage-backed securities include U.S. agency securities and collateralized mortgage obligations. Inputs utilized in connection with the valuation techniques relating to this class of securities include monthly payment and performance information with respect to the underlying loans, including prepayments, default severity, delinquencies, market indices and the amounts of the tranches in the particular structure which are senior or subordinate, as applicable, to the tranche represented by the Company’s investment. A portion of the Company’s investments in mortgage-backed securities are valued using observable inputs and therefore are categorized in Level 2 of the fair value hierarchy. The remaining mortgage-backed securities are valued using non-binding broker quotes. These methodologies rely on unobservable inputs and thus these securities are categorized in Level 3 of the fair value hierarchy.

Beginning in the second half of 2010, the Company elected to utilize a pricing service or, in instances where such service did not provide a price for a particular security, non-binding broker quotes as the key input in place of the internal discounted cash flow methodologies previously utilized in its valuation techniques for certain of its investments in RMBS, commercial mortgage-backed securities, asset-backed securities, and collateralized debt obligations. In each instance, the Company obtained the market price from a single independent nationally recognized pricing service or, where applicable, obtained a quote from a single broker believed to be knowledgeable regarding market conditions for the particular security. The Company did not in any instance adjust any market price or broker quote so obtained; however, management reviews these prices and quotes for reasonableness, taking into account both security-specific factors and its knowledge and understanding of the pricing methodologies used by the service or broker, as applicable. This change was made based on the Company’s determination that, based upon the increased levels of orderly market trading activity, new issuances or both with respect to these securities arising from the ongoing improvements in capital and financial market conditions, that the markets for these investments had ceased to be inactive. The Company recategorized investments having a total of $96.2 million in fair value from Level 3 to Level 2 during the third quarter of 2010 as a result of this change.

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

Foreign government securities consist of bonds that are issued by a foreign government. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include recently executed transactions, interest rate yield curves, maturity dates, foreign currency exchange rates, and market price quotations relating to similar

Note C - Fair Value Measurements - (Continued)

instruments. These inputs are generally observable and accordingly, these securities are generally categorized in Level 2 of the fair value hierarchy.

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

Other investments held at fair value primarily consist of equity securities available for sale and trading account securities are primarily valued at quoted active market prices and are therefore categorized in Level 1 of the fair value hierarchy. For private equity investments, since quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. Ongoing reviews by Company management are based on assessments of each underlying investment and the inputs utilized in these reviews include, among other things, the evaluation of financing and sale transactions with third parties, expected cash flows, material events and market-based information. These investments are included in Level 3 of the fair value hierarchy.

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

Note C - Fair Value Measurements - (Continued)

The following table presents the Company’s assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$668,584	$—	$660,632	$7,952
Non-agency residential mortgage-backed securities	820,637	—	796,243	24,394
Commercial mortgage-backed securities	96,683	—	95,981	702
Corporate securities	1,707,497	—	1,539,274	168,223
Collateralized debt obligations	258,071	—	157	257,914
Foreign government securities	257,281	—	256,015	1,266
U.S. Treasury and other U.S. Government guaranteed securities	103,837	69,867	26,330	7,640
U.S. Government-sponsored enterprise securities	42,379	—	40,531	1,848
Obligations of U.S. states, municipalities and political subdivisions	2,534,668	—	2,527,370	7,298
Other investments	359,624	353,729	—	5,895
Assets held in separate account	117,365	—	—	117,365

Total	$6,966,626	$423,596	$5,942,533	$600,497

Liabilities:
Other liabilities	$85,123	$85,123	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$663,701	$—	$652,435	$11,266
Non-agency residential mortgage-backed securities	825,708	—	788,188	37,520
Commercial mortgage-backed securities	33,004	—	31,677	1,327
Corporate securities	1,419,223	—	1,358,255	60,968
Collateralized debt obligations	175,184	—	—	175,184
Foreign government securities	110,496	—	110,496	—
U.S. Treasury and other U.S. Government guaranteed securities	271,903	215,555	47,333	9,015
U.S. Government-sponsored enterprise securities	111,541	2,032	105,489	4,020
Obligations of U.S. states, municipalities and political subdivisions	2,106,330	—	2,103,475	2,855
Other investments	147,000	140,551	—	6,449
Assets held in separate account	123,674	—	—	123,674

Total	$5,987,764	$358,138	$5,197,348	$432,278

Liabilities:
Other liabilities	$80,841	$80,841	$—	$—

Note C - Fair Value Measurements - (Continued)

The following tables provide reconciliations for Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Year Ended December 31, 2011
	Balance at Beginning of Year	Total Gains (Losses) Included in Earnings	Total Gains (Losses) Included in Other Comprehensive Income	Purchases	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance End of the Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$11,266	$(73)	$125	$365	$—	$(3,731)	$—	$—	$7,952
Non-agency residential mortgage-backed securities	37,520	586	(2,188)	17,421	—	(4,385)	—	(24,560)	24,394
Commercial mortgage-backed securities	1,327	(14)	(45)	396	—	(962)	—	—	702
Corporate securities	60,968	2,185	(4,164)	145,715	—	(19,560)	3,803	(20,724)	168,223
Collateralized debt obligations	175,184	6,894	(2,141)	96,966	—	(19,651)	662	—	257,914
Foreign government securities	—	(1)	204	6,127	—	—	—	(5,064)	1,266
U.S. Treasury and other U.S. Government guaranteed securities	9,015	(30)	(919)	—	—	(426)	—	—	7,640
U.S. Government-sponsored enterprise securities	4,020	142	130	23,272	—	(27,382)	2,033	(367)	1,848
Obligations of U.S. states, municipalities and political subdivisions	2,855	21	174	7,606	—	(1)	1,302	(4,659)	7,298
Other investments	6,449	60	58	341	—	(60)	—	(953)	5,895
Assets held in separate account (1)	123,674	(3,907)	—	36,695	—	(39,097)	—	—	117,365

Total	$432,278	$5,863	$(8,766)	$334,904	$—	$(115,255)	$7,800	$(56,327)	$600,497

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets and are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.

	Year Ended December 31, 2010
	Balance at Beginning of Year	Total Gains (Losses) Included in Earnings	Total Gains (Losses) Included in Other Comprehensive Income	Purchases	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance End of the Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$13,187	$(154)	$1,070	$38,569	—	(24,002)	$—	$(17,404)	$11,266
Non-agency residential mortgage-backed securities	130,326	(16,097)	(6,725)	1,857	—	(19,452)	—	(52,389)	37,520
Commercial mortgage-backed securities	26,009	(1,899)	404	5,357	—	(973)	—	(27,571)	1,327
Corporate securities	95,920	(763)	4,813	46,978	—	(45,278)	6,643	(47,345)	60,968
Collateralized debt obligations	114,444	490	76,447	139	—	(16,336)	—	—	175,184
Foreign government securities	—	—	—	—	—	—	—	—	—
U.S. Treasury and other U.S. Government guaranteed securities	11,367	(41)	399	6,505	—	(9,215)	—	—	9,015
U.S. Government-sponsored enterprise securities	—	35	(122)	17,907	—	(13,800)	—	—	4,020
Obligations of U.S. states, municipalities and political subdivisions	—	—	—	2,855	—	—	—	—	2,855
Other investments	9,707	546	(263)	2,548	—	(5,161)	850	(1,778)	6,449
Assets held in separate account (1)	113,488	—	—	10,186	—	—	—	—	123,674

Total	$514,448	$(17,883)	$76,023	$132,901	$—	$(134,217)	$7,493	$(146,487)	$432,278

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets and are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.

Note C - Fair Value Measurements - (Continued)

There were no losses for the period included in earnings attributable to the net change in unrealized losses of assets measured at fair value using unobservable inputs and held at December 31, 2011.

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

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Assets:
Short-term investments	277,552	277,552	334,215	334,215
Investment accounts receivable	24,406	24,406	45,645	45,645
Other investments	318,509	318,509	306,033	306,033

Liabilities:
Policyholder account balances	2,008,285	2,066,609	1,662,932	1,761,795
Corporate debt	375,000	415,310	375,000	402,618
Junior subordinated debentures	175,000	166,617	175,000	161,541
Advances from Federal Home Loan Bank	55,342	75,352	55,342	70,046
Investment accounts payable	41,719	41,719	27,667	27,667
Liabilities related to separate account	117,365	117,365	123,674	123,674

The carrying values for short-term investments approximate fair values based on the nature of the investments. The carrying values of investment accounts receivable and investment accounts payable approximate fair values based on the short-term nature of the expected cash receipt. Other investments primarily include investment funds organized as limited partnerships and limited liability companies and real estate investment held by limited liability companies, which are reflected in the Company’s financial statements under the equity method of accounting. In determining the fair value of such investments for purposes of this footnote disclosure, the Company concluded that the value calculated using the equity method of accounting was reflective of the fair market value of such investments. The investment portfolios of the funds in which the fund investments are maintained vary from fund to fund, but are generally comprised of liquid, publicly traded securities that have readily determinable market values and are carried at fair value on the financial statements of such funds, substantially all of which are audited annually. The amount that an investor is entitled to receive upon the redemption of its investment from the applicable fund is determined by reference to such security values. The Company utilizes the financial statements furnished by the funds to determine the values of its investments in such funds and the carrying value of each such investment, which is based on its proportionate interest in the relevant fund as of the balance sheet date. The carrying values of all other invested assets and separate account liabilities approximate their fair value.

The fair value of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $87.1 million and $82.1 million at December 31, 2011 and 2010, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.

Note C - Fair Value Measurements - (Continued)

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

Note D - Disability, Accident and Casualty Future Policy Benefits and Unpaid Claims and Claim Expenses

The following table provides a reconciliation of the beginning and ending disability, accident and casualty future policy benefits and unpaid claims and claim expenses:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Balance at beginning of year, net of reinsurance	$2,365,671	$2,193,645	$1,977,720
Add provisions for claims and claim expenses incurred, net of reinsurance, occurring during:
Current year	741,498	667,145	707,266
Prior years	67,329	30,602	(24,697)

Incurred claims and claim expenses during the current year, net of reinsurance	808,827	697,747	682,569

Deduct claims and claim expenses payments, net of reinsurance,occurring during:
Current year	172,972	162,825	154,651
Prior years	396,207	362,896	311,993

	569,179	525,721	466,644

Balance at end of year, net of reinsurance	2,605,319	2,365,671	2,193,645
Reinsurance receivables at end of year	228,386	219,139	209,143

Balance at end of year, gross of reinsurance	$2,833,705	$2,584,810	$2,402,788

Balance Sheets:
Future policy benefits:
Disability and accident	$845,750	$812,258

Unpaid claims and claim expenses:
Disability and accident	481,826	457,642
Casualty	1,506,129	1,314,910

	$2,833,705	$2,584,810

In 2011 and 2010, the change in the provision for claims and claims expenses reflects adverse prior years’ excess workers’ compensation claims development, partially offset by the accrual of additional discount relating to prior years’ reserves and favorable workers’ compensation and casualty treaty reinsurance claims development. In 2009, the change in the provision for claims and claims expenses incurred in prior years reflects the accretion of discounted reserves, offset by net favorable claims development and the accrual of additional discount relating to prior years’ reserves. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.

Note E - Corporate Debt

In December 2010, the Company entered into a new Credit Agreement with Bank of America, N.A. as administrative agent, and a group of banking institutions. (the “Credit Agreement”). The Credit Agreement provides for a revolving loan facility of $175.0 million which matures on December 22, 2013 and a term loan facility of $125.0 million which matures on December 22, 2015. Concurrently with the consummation of the Credit Agreement, the Company terminated the prior credit agreement, which was scheduled to expire in October 2011. On June 7, 2011, a new lender was added to the revolving loan facility and its amount was increased to $205.0 million. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies depending on the level of the specified rating agencies’ ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains certain financial and various other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of December 31, 2011, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. The Company had outstanding borrowings of $125.0 million under the Credit Agreement’s term loan facility at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had $205.0 million of borrowings remaining available under the Credit Agreement. The weighted average interest rate on the borrowings outstanding under the Company’s bank credit agreements during 2011 was 2.5%.

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

On January 20, 2010, the Company issued the 2020 Senior Notes pursuant to an effective registration statement. The 2020 Senior Notes were issued in an aggregate principal amount of $250.0 million with an interest rate of 7.875% and a maturity date of January 31, 2020. The interest on the 2020 Senior Notes is paid semi-annually in arrears on January 31 and July 31. The 2020 Senior Notes may be redeemed in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of 100.0% of the principal amount of the 2020 Senior Notes being redeemed and the applicable make-whole amount (which, in general, would consist of the sum of the present values of the remaining scheduled payments of principal and interest on the 2020 Senior Notes being redeemed discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. The Company used the proceeds from the issuance of the 2020 Senior Notes to repay in full the $222.0 million of outstanding borrowings under the Company’s prior bank credit agreement and for general corporate purposes. The redemption of the 2033 Senior Notes resulted in the redesignation of the series of covered debt benefiting from the replacement capital covenant into which the Company entered in connection with the issuance of its Junior Subordinated Debentures. Accordingly, the 2020 Senior Notes became the covered debt under such covenant.

Interest paid by the Company on its corporate debt totaled $23.7 million, $21.9 million and $14.1 million during 2011, 2010 and 2009, respectively.

Note F - Advances from the Federal Home Loan Bank

The Company, through its insurance subsidiaries, maintains a program in which various investments are financed using advances from various Federal Home Loan Banks (collectively, the “FHLB”). At December 31, 2011 and 2010, the advance from the FHLB, including accrued interest, totaled $55.3 million. Interest expense on the advance is included as an offset to investment income on the financed securities. The average interest rate on the outstanding advance was 7.5% at December 31, 2011 and 2010. The advance of $55.0 million, which was obtained at a fixed rate, has a remaining term of 8.5 years at December 31, 2011. This advance is collateralized by fixed maturity securities with a fair value of $62.4 million.

Note G - Income Taxes

Income tax expense is reconciled to the amount computed by applying the statutory federal income tax rate to income before income tax expense:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Federal income tax expense at statutory rate	$80,975	$76,464	$37,159
Tax-exempt income	(29,642)	(26,274)	(22,095)
Other	1,327	(632)	(70)

	$52,660	$49,558	$14,994

All of the Company’s current and deferred income tax expense (benefit) is due to federal income taxes as opposed to state income taxes. Current tax expense, deferred tax expense (benefit), current tax recoverable and income taxes paid and refunded are as follows:

	As of or for the Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Current tax expense	$34,298	$20,139	$21,841
Deferred tax expense (benefit)	18,362	29,419	(6,847)
Current tax recoverable	828	14,109	9,910
Income taxes paid	25,097	23,676	29,404
Income tax refunds	9,218	—	736

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax liability are as follows:

	December 31,
	2011	2010
	(dollars in thousands)

Cost of business acquired	$34,505	$35,185
Future policy benefits and unpaid claims and claim expenses	148,782	128,086
Investments	38,412	15,792
Other	28,430	23,696

Gross deferred tax liabilities	250,129	202,759

Future policy benefits and unpaid claims and claim expenses	(12,125)	(9,767)
Investments	(9,529)	(39,880)
Net operating loss carryforwards	(21,793)	(13,882)
Retirement plans	(18,545)	(15,681)
Other	(52,578)	(48,004)

Gross deferred tax assets	(114,570)	(127,214)

Net deferred tax liability	$135,559	$75,545

At December 31, 2011, Delphi, SNCC and the other non-life insurance subsidiaries have U.S net operating loss carryforwards of $62.3 million which, if unutilized, will begin to expire in 2021. At December 31, 2011, the Company has U.S. capital loss carryforwards of $1.9 million which, if unutilized, will expire in 2014. The Company believes that it is more likely than not that the loss carryforwards will be fully utilized within the allowable period. At December 31, 2011, the Company has alternative minimum tax credits of $3.1 million, which do not expire. The Company’s federal tax returns are periodically audited by the Internal Revenue Service (“IRS”). Tax years through 2005 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of its tax returns will not have a material impact on the consolidated financial position, liquidity, or results of operations of the Company.

Note H - Junior Subordinated Debentures

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

In the case of a redemption before May 15, 2017, the redemption price will be equal to the greater of 100.0% of the principal amount of the 2007 Junior Debentures being redeemed and the applicable make-whole amount (which, in general, would consist of the present value of a principal payment on, and scheduled interest payments from the redemption date through, May 15, 2017, discounted to the redemption date by the applicable U.S. Treasury security yield plus an applicable spread), in each case plus any accrued and unpaid interest. In the case of a redemption on or after May 15, 2017, the redemption price will be equal to 100.0% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest. The proceeds from this issuance were used to repay all borrowings then outstanding under the prior credit agreement and for other general corporate purposes.

The Company paid a total of $12.9 million interest on the 2007 Junior Debentures in 2011, 2010 and 2009.

Note I - Shareholders’ Equity and Restrictions

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

In 2001, the Company’s Board of Directors approved the initiation of a quarterly cash dividend, payable on the Company’s outstanding Class A and Class B Common Stock. The cash dividend in the first quarter of 2007 was $0.08 per share and in the second quarter of 2007, the Company’s Board of Directors increased the cash dividend by 12.5% to $0.09 per share. During the second quarter of 2008, the Company’s Board of Directors increased the cash dividend by 11.1% to $0.10 per share. The Company’s Board of Directors increased the cash dividend by 10.0% to $0.11 per share during the second quarter of 2010. During the third quarter of 2011, the Company’s Board of Directors further increased the cash dividend by 9.1% to $0.12 per share. During 2011, 2010 and 2009, the Company paid cash dividends on its capital stock in the amounts of $26.3 million, $23.2 million and $20.2 million, respectively. Under the Credit Agreement, it is permitted to pay cash dividends on its capital stock and repurchase or redeem its capital stock without limitation, as long

Note I - Shareholders’ Equity and Restrictions - (Continued)

as the Company would be in compliance with the requirements of the agreement after giving effect to the dividend, repurchase or redemption.

The Company’s life insurance subsidiaries had consolidated statutory capital and surplus of $635.1 million and $623.2 million at December 31, 2011 and 2010, respectively. Consolidated statutory net income (loss) for the Company’s life insurance subsidiaries was $78.1 million, $69.2 million and $(23.6) million, in 2011, 2010 and 2009, respectively. The consolidated statutory net income for the Company’s life insurance subsidiaries for 2011, 2010 and 2009 includes a pre-tax charge of $25.7 million, $51.0 million and $113.5 million, respectively, for the other than temporary decline in the value of certain securities. The Company’s casualty insurance subsidiary had statutory capital and surplus of $844.5 million and $728.9 million at December 31, 2011 and 2010, respectively, and consolidated statutory net income of $90.3 million, $94.5 million and $19.7 million in 2011, 2010 and 2009, respectively. Payment of dividends by the Company’s insurance subsidiaries is regulated by insurance laws and is permitted based on, among other things, the level of prior-year statutory surplus and net income. The Company’s insurance subsidiaries will be permitted to make dividend payments totaling $91.1 million, in addition to the $58.0 million in dividend payments made in February 2012, during 2012 without prior regulatory approval.

On November 7, 2007, the Company’s Board of Directors authorized a share repurchase program under which up to 1.5 million shares of the Company’s Class A Common Stock may be repurchased, which replaced the share repurchase program previously in effect. The previous program had authorized the Company to purchase up to 5.5 million shares of its outstanding Class A Common Stock. At December 31, 2007, 0.5 million shares remained authorized for future purchases. On February 22, 2008, the Company’s Board of Directors authorized a 1,000,000 share increase in such new share repurchase program and on May 7, 2008, the Company’s Board of Directors authorized a further 1,000,000 share increase in such program. During 2008 the Company purchased 1.5 million shares of its Class A Common Stock for a total cost of $42.7 million with a volume weighted average price of $27.86 per share. On August 3, 2011, the Company’s Board of Directors authorized a new share repurchases program under which up to $50.0 million dollar value of shares of the Company’s Class A Common Stock may be repurchased, which replaced the existing share repurchase authorization which had 1.0 million shares remaining. During the third quarter of 2011, the Company repurchased 421,500 shares of its Class A Common Stock at a total cost of $9.7 million in the open market at a volume weighted average price of $22.96 per share. In light of the Company’s proposed merger with Tokio Marine, it is not anticipated that further repurchases pursuant to this authorization will occur.

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

Note I - Shareholders’ Equity and Restrictions - (Continued)

The following table provides a reconciliation of beginning and ending shares:

	Year Ended December 31,
	2011	2010	2009
	(shares in thousands)

Class A Common Stock:
Beginning balance	56,464	55,996	48,946
Issuance of stock	—	—	6,450
Exercise of stock options and conversion of other share-based awards	335	468	600

Ending balance	56,799	56,464	55,996

Class B Common Stock:
Beginning balance	5,981	5,981	5,981
Exercise of stock options	358	—	—

Ending balance	6,339	5,981	5,981

Class A Treasury Stock:
Beginning balance	7,761	7,761	7,761
Acquisition of treasury stock	422	—	—

Ending balance	8,183	7,761	7,761

Class B Treasury Stock:
Beginning balance	227	227	227
Acquisition of treasury stock	—	—	—

Ending balance	227	227	227

Note J - Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Net Unrealized (Depreciation) Appreciation on Available for Sale Securities	Net Increase in Other Than Temporary Impairment Losses in Other Comprehensive Income	Net (Loss) Gain on Cash Flow Hedge	Defined Benefit Pension Plans	Total
		(dollars in thousands)
Balance, January 1, 2009	$(334,367)	$—	$(3,469)	$(13,874)	$(351,710)

Unrealized appreciation on available for sale securities (1)	259,616	—	—	—	259,616
Reclassification adjustment for losses included in net income (2)	69,217	—	—	—	69,217

Net change in unrealized depreciation on investments	328,833	—	—	—	328,833

Cumulative effect adjustment (3)	—	(2,372)	—	—	(2,372)
Other than temporary impairment losses recognized in other comprehensive income (4)	—	(26,868)	—	—	(26,868)
Reclassification adjustment for losses included in net income (5)	—	7,672	—	—	7,672

Net change in other than temporary impairment losses recognized in other comprehensive income	—	(21,568)	—	—	(21,568)

Reclassification adjustment for losses included in net income(6)	—	—	785	—	785

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (7)	—	—	—	22	22
Net gain arising during the period (8)	—	—	—	8,699	8,699
Amortization of net loss included in net periodic pension cost (9)	—	—	—	983	983

Net change in defined benefit pension plans	—	—	—	9,704	9,704

Balance, December 31, 2009	$(5,534)	$(21,568)	$(2,684)	$(4,170)	$(33,956)

Unrealized appreciation on available for sale securities (1)	$64,035	$—	$—	$—	$64,035
Reclassification adjustment for losses included in net income (2)	(3,471)	—	—	—	(3,471)

Net change in unrealized appreciation on investments	60,564	—	—	—	60,564

Other than temporary impairment losses recognized in other comprehensive income (4)	—	(6,163)	—	—	(6,163)
Reclassification adjustment for losses included in net income (5)	—	10,337	—	—	10,337

Net change in other than temporary impairment losses recognized in other comprehensive income	—	4,174	—	—	4,174

Reclassification adjustment for losses included in net income(6)	—	—	2,684	—	2,684

Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (7)	—	—	—	(19)	(19)
Net loss arising during the period (8)	—	—	—	(2,815)	(2,815)
Amortization of net loss included in net periodic pension cost (9)	—	—	—	300	300

Net change in defined benefit pension plans	—	—	—	(2,534)	(2,534)

Balance, December 31, 2010	$55,030	$(17,394)	$—	$(6,704)	$30,932

Unrealized appreciation on available for sale securities (1)	$88,880	$—	$—	$—	$88,880
Reclassification adjustment for losses included in net income (2)	(2,984)	—	—	—	(2,984)

Net change in unrealized appreciation on investments	85,896	—	—	—	85,896

Other than temporary impairment losses recognized in other comprehensive income (4)	—	(11,394)	—	—	(11,394)
Reclassification adjustment for losses included in net income (5)	—	13,022	—	—	13,022

Net change in other than temporary impairment losses recognized in other comprehensive income	—	1,628	—	—	1,628

Reclassification adjustment for losses included in net income(6)	—	—	—	—	—
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost (7)	—	—	—	(19)	(19)
Net loss arising during the period (8)	—	—	—	(11,320)	(11,320)
Amortization of net loss included in net periodic pension cost (9)	—	—	—	412	412

Net change in defined benefit pension plans	—	—	—	(10,927)	(10,927)

Balance, December 31, 2011	$140,926	$(15,766)	$—	$(17,631)	$107,529

Note J - Accumulated Other Comprehensive Income (Loss) - (Continued)

(1)	Net of an income tax (expense) of $(139.8) million, $(34.5) million and $(47.9) million for the years ended December 31, 2009, 2010 and 2011, respectively. Also, net of the related adjustment to cost of business acquired of $(36.2) million, $(25.0) million and $(12.1) million for the years ended December 31, 2009, 2010 and 2011, respectively.
(2)	Net of an income tax (expense) benefit of $(37.3) million, $1.9 million and $1.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.
(3)	Net of an income tax benefit of $1.3 million for the year ended December 31, 2009.
(4)	Net of an income tax benefit of $14.5 million, $3.3 million and $6.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.
(5)	Net of an income tax expense of $4.1 million, $5.6 million and $7.0 million for the years ended December 31, 2009, 2010 and 2011, respectively.
(6)	Net of an income tax expense of $0.4 million and $1.4 million for the years ended December 31, 2009 and 2010, respectively.
(7)	Net of income tax (expense) benefit of $(12,000) for the year ended December 31, 2009 and $10,200 for the years ended 2010 and 2011, respectively.
(8)	Net of an income tax (expense) benefit of $(4.7) million, $1.5 million and $6.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.
(9)	Net of income tax expense of $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Note K - Commitments and Contingencies

Total rental expense for operating leases, principally for administrative and sales office space, was $16.2 million, $14.1 million and $12.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, future net minimum rental payments under non-cancelable operating leases were approximately $62.1 million, payable as follows: 2012 - $15.2 million, 2013 - $14.4 million, 2014 - $12.5 million, 2015 - $12.0 million and $8.0 million thereafter.

The Company is a party to various litigation and proceedings in the ordinary course of its business, primarily involving its subsidiaries’ insurance operations. In some cases, these proceedings entail claims for punitive damages and similar types of relief. The ultimate disposition of such litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition. In addition, regulatory bodies, including, among others, state insurance departments, periodically make inquiries and conduct examinations or investigations concerning the Company’s compliance with regulatory requirements. The Company periodically receives requests for information from regulators and other governmental authorities relating to industry issues.

Under the applicable GAAP guidance, a loss arising from a legal matter which is determined to be probable and reasonably estimable in amount is accrued and expensed in the period in which such determination is made. As of December 31, 2011, no estimated losses were accrued for legal matters of the types described above because the Company believes that losses are not probable, not reasonably estimable, or both. In addition, under the applicable GAAP guidance, where a loss associated with a contingency is determined to be reasonably possible, such contingency must be disclosed, along with an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. To the extent that such legal matters present a reasonably possible chance of loss, the Company is not able to reasonably estimate the possible loss or range of loss associated therewith.

A putative class action, Moore v. Reliance Standard Life Insurance Company, was filed in the United States District Court for the Northern District of Mississippi in July 2008 against the Company’s subsidiary, RSLIC. The action challenged RSLIC’s ability to pay certain insurance policy benefits through a mechanism commonly known in the insurance industry as a retained asset account and contains related claims of breach of fiduciary duty and prohibited transactions under the federal Employee Retirement Income Security Act of 1974. The parties have entered into an agreement to settle this litigation, and the settlement has been finally approved by the court. This settlement will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

The Company, Mr. Rosenkranz, certain other members of the Company’s management, the board of directors, Tokio Marine and TM Sub have been named as defendants in four lawsuits brought by and on behalf of the Company’s stockholders in the Chancery Court of the State of Delaware challenging the merger agreement among the Company, Tokio Marine and TM Sub. These lawsuits have been consolidated by the court into a single action known as In re Delphi Financial Group Shareholder Litigation, Consolidated C.A. No 7144-VCG. On February 16, 2012, plaintiffs

Note K - Commitments and Contingencies - (Continued)

filed a second amended complaint in the consolidated action, which alleges, among other things, that Mr. Rosenkranz has breached his fiduciary duties by (1) engaging in improper related-party transactions and using the Company’s resources to run a competing business, and (2) appropriating for himself a disproportionate amount of the merger consideration through (a) an incremental premium being paid to Class B stockholders and (b) an alleged agreement with Tokio Marine to compensate Mr. Rosenkranz in connection with the related-party transactions referred to above. The second amended complaint further alleges the Company’s directors have breached their fiduciary duties by (1) approving the merger agreement, which the plaintiffs allege to be unfair to the Company’s public stockholders, (2) approving the payment of additional consideration to the Class B stockholders, and (3) structuring the vote on a proposed amendment to the Company’s certificate of incorporation in an improperly coercive manner. In addition, the complaint alleges that members of the Company’s management breached their fiduciary duties to the Company’s public stockholders by aiding Mr. Rosenkranz in seeking additional merger consideration. The complaint alleges that Mr. Rosenkranz and the Company breached the implied covenant of good faith allegedly inherent in the Company’s certificate of incorporation. The second amended complaint also alleges that Tokio Marine and TM Sub aided and abetted these alleged breaches. Finally, the second amended complaint alleges that the preliminary proxy statement omitted material information and provided materially misleading information. Based on these allegations, the second amended complaint in the consolidated action seeks, among other relief, certain injunctive relief, including enjoining the merger, and damages it also purports to seek recovery of the costs of the actions, including attorneys’ fees. It is not anticipated that this action will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note L - Stock-Based Compensation

The Company recognized stock-based compensation expenses of $8.5 million, $9.3 million and $9.1 million for 2011, 2010 and 2009, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2011 was $12.8 million and the weighted average period of time over which this expense will be recognized is 2.8 years.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009

Expected volatility	44.8%	43.0%	39.4%
Expected dividends	1.5%	1.9%	1.8%
Expected lives of options (in years)	5.8	6.1	7.3
Risk-free rate	2.4%	2.7%	3.0%

The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2011 and 2010 for which the Company had sufficient historical exercise data. The Company used the “simplified method” for options granted in 2011, 2010 and 2009 for which sufficient historical data was not available due to significant differences in the vesting periods of these grants compared to previously issued grants. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.

The weighted average grant date fair value of options granted during 2011, 2010 and 2009 was $11.87, $8.11, and $8.89, respectively. The cash proceeds from stock options exercised were $5.7 million, $2.4 million and $5.2 million for the years ended 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $2.0 million, $2.8 million and $3.5 million, respectively. The Company’s actual benefits from tax deductions realized in excess of recognized compensation cost were $4.3 million, $0.5 million and $1.3 million in 2011, 2010 and 2009, respectively, and are included as a component of additional paid in capital.

Under the terms of the Company’s stock plans for its employees and outside directors, a total of 18,412,500 shares of Class A Common Stock have been reserved for issuance. The exercise price for options granted under these plans is

Note L - Stock-Based Compensation - (Continued)

determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”) provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years. The stock options granted under these plans expire at various dates between 2012 and 2020.

In 2003, the Company’s Board of Directors approved a long-term incentive and share award plan (the “2003 Employee Award Plan”) for the granting of restricted shares, restricted share units, other share-based awards, or options to purchase shares of Class A Common Stock to employees and other individuals who, in the judgment of the Committee, can make substantial contributions to the long-term profitability and the value of the Company, its subsidiaries or affiliates. Under the terms of the 2003 Employee Award Plan, a total of 9,750,000 shares of Class A Common Stock, inclusive of the additional 1,500,000, 1,500,000, 2,000,000, and 2,500,000 shares increases approved at the 2004, 2006, 2007 and 2009 Annual Meetings, respectively, have been reserved for issuance. Awards of restricted shares and restricted share units are subject to restrictions on transferability and other restrictions, if any, as the Committee may impose. The Committee may determine that an award of restricted shares or restricted share units or another share-based award to be granted under this plan qualifies as qualified performance-based compensation. The grant, vesting, and/or settlement of this type of performance-based award is contingent upon achievement of pre-established performance objectives, which may vary from individual to individual based on such performance criteria as the Committee may deem appropriate. The exercise price of options granted under this plan is determined by the Committee provided that the exercise price may not be less than the fair market value of the underlying stock as of the date of the grant. The maximum term of an option is ten years.

Restricted Share Units

In June 2011, the Company granted a total of 53,628 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to an executive officer of the Company in connection with the commencement of his employment. In February 2011, the Company granted a total of 48,940 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2010. In February 2010, the Company granted a total of 52,965 restricted share units of Class A Common Stock under the 2003 Employee Award Plan to two executive officers of the Company based on their performance during 2009. The Company recognized compensation expense of $1.2 million and $1.3 million during 2011 and 2010, respectively, related to these awards. The fair value of a restricted share unit is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The weighted average grant date fair value per unit of the restricted share units awarded during 2011 and 2010 was $29.49 and $21.24, respectively. At December 31, 2011 and 2010, restricted share units of 211,241 and 116,455, respectively, were outstanding with a weighted average grant date fair value of $28.40 and $28.88, respectively. The restricted share units that have been granted to date are subject to vesting provisions similar to those applicable to the deferred shares that may be granted under the long-term performance-based incentive plan for the Company’s chief executive officer.

Restricted Shares

In May 2011 and 2010, the Company granted 12,570 and 14,243 restricted shares of Class A Common Stock, respectively, under the outside directors’ stock plan to certain directors of the Company, at such directors’ election, in lieu of the cash retainer for services as a member of the Company’s Board of Directors for the term of service through the Company’s next Annual Meeting of Stockholders subsequent to the respective date of grant and subject to a vesting period of four equal 90-day installments. Compensation expense related to the grants was not material in 2011 and 2010 and is included in the recognized stock-based compensation expense disclosed above. The fair value of a restricted share is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The total fair value of restricted shares having vested during 2011 and 2010 was not material in 2011 and 2010.

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

Note L - Stock-Based Compensation - (Continued)

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

In February 2008, the Company granted performance-contingent incentive options, which have a ten-year term and whose exercise price is equal to the fair market value of the underlying stock on the grant date, to purchase a total of 1,200,000 shares of the Company’s Class A Common Stock to the members of executive management of SNCC under the 2003 Employee Award Plan. In December 2008 and December 2010, amendments were made to the performance targets for such options; also in December 2010, 420,000 of such options, which were in-the-money, were exchanged for 160,781 restricted shares of Class A Common Stock. The exchange ratio was established so that the fair value of the restricted shares was equal to the fair value of the exchanged options, based upon the market price of the Company’s Class A Common Stock and the value of such options determined utilizing the Black-Scholes option pricing model. The remaining options will vest, and the restrictions relating to the restricted shares will lapse, only to the extent that SIG, SNCC’s parent company, meets specified cumulative financial performance targets for the three or five fiscal year periods beginning with 2008; otherwise, such options and restricted shares will be forfeited. Sixty percent in number of the options will become exercisable and the restrictions relating to sixty percent of the restricted shares will lapse, if SIG’s aggregate consolidated Pre-Tax Operating Income, as defined and computed under the related option agreements (“SIG PTOI”), for the three year performance period is at least $460.7 million; otherwise, a reduced number of such options will become exercisable, and restrictions will lapse as to a reduced number of restricted shares, to the extent that SIG PTOI for such period exceeds $427.6 million, determined by interpolating between zero and sixty percent according to where the SIG PTOI amount falls in the range between $427.6 million and $460.7 million. All of such options will become exercisable, and restrictions will lapse as to all of the restricted shares, if SIG’s aggregate SIG PTOI for the five year performance period is at least $880.7 million; otherwise, a reduced number of such options will become exercisable, and restrictions will lapse as to all of the restricted shares, to the extent that SIG PTOI for such period exceeds $784.7 million, determined by interpolating between zero and one hundred percent according to where the SIG PTOI amount falls in the range between $784.7 million and $880.7 million, minus the number of any options having become exercisable and restricted shares whose restrictions lapsed based upon the results for three year performance period ending December 31, 2010. The SIG PTOI exceeded $460.7 million for the three-year performance period ended December 31, 2010; accordingly, 405,000 options became exercisable and restrictions lapsed with respect to 103,363 restricted shares.

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

Note L - Stock-Based Compensation - (Continued)

same financial performance targets for the five-year performance period as the performance-contingent incentive options described above.

Based on the level of the RSLT PTOI achieved for the five-year performance period ending with 2008, which was materially adversely affected by adverse net investment income results for 2008, approximately 65.0% of the remaining unvested options granted to each executive in April 2004 and the additional options granted in December 2005 became exercisable pursuant to their terms. By action of the Compensation Committee of the Company’s Board of Directors taken on March 2, 2009, the remaining portions of such options were made exercisable in their entirety.

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

At December 31, 2011, a total of 4,296,250 performance contingent incentive options were outstanding with a weighted average exercise price of $25.53, a weighted average contractual term of 3.4 years and an intrinsic value of $80.7 million. 3,603,250 of such options with a weighted average exercise price of $25.32, a weighted average contractual term of 2.6 years and an intrinsic value of $68.4 million were exercisable at December 31, 2011. At December 31, 2011, a total of 251,035 performance contingent restricted shares were outstanding.

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

Note L - Stock-Based Compensation - (Continued)

In February 2011, the Committee awarded the Company’s chief executive officer 48,138 deferred shares under the Amended Performance Plan based on his performance during 2010. The Company recognized $1.2 million and $3.2 million of compensation expense relating to deferred share awards made under such plan for the 2011 and 2010 years, respectively. The weighted average grant date fair value of deferred shares awarded during the year ended December 31, 2011 and 2010 was $31.16 and $21.24, respectively. At December 31, 2011, and 2010, 654,236 and 963,822 deferred shares respectively, were outstanding with a weighted average grant date fair value of $27.82 and $22.81, respectively. The fair value of a deferred share is based on the market price of the Company’s Class A Common Stock on the date of grant.

Service-Based Stock Options

Option activity with respect to the Company’s share award plans excluding the performance-contingent incentive options discussed above, was as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	3,989,995	$29.10
Granted	615,639	31.70
Exercised	(227,572)	22.92
Forfeited	(80,300)	27.74
Expired	(40,977)	32.65

Outstanding at December 31, 2011	4,256,785	29.61	6.2	$62,551

Exercisable at December 31, 2011	2,600,187	$30.93	5.2	$34,775

Note M - Computation of Results per Share

The following table sets forth the calculation of basic and diluted results per share:

	Year Ended December 31,
	2011	2010	2009
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to shareholders	$178,696	$168,911	$91,177

Denominator:
Weighted average common shares outstanding	55,961	55,327	51,532
Effect of dilutive securities	647	423	279

Weighted average common shares outstanding, assuming dilution	56,608	55,750	51,811

Basic results per share of common stock:
Net income attributable to shareholders	$3.19	$3.05	$1.77

Diluted results per share of common stock:
Net income attributable to shareholders	$3.16	$3.03	$1.76

Note N - Reinsurance

The Company assumes and cedes reinsurance from and to other insurers and reinsurers. The Company uses reinsurance in an effort to limit its maximum loss, provide greater diversification of risk and in connection with the exiting of certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each type of product and the Company’s retained amount varies by type of coverage. Generally, group life, disability and accident policies are reinsured on a coinsurance and risk premium basis. Property and casualty policies are reinsured on an excess of loss, per occurrence basis under general reinsurance agreements, or, in some instances, on an individual risk basis. Indemnity reinsurance treaties do not provide absolute protection to the Company since the ceding insurer remains responsible for policy claims to the extent that the reinsurer fails to pay such claims. To reduce this risk, the Company monitors the financial position of its reinsurers, including, among other things, the companies’ financial ratings, and in certain cases receives collateral security from the reinsurer. Also, certain of the Company’s reinsurance agreements require the reinsurer to set up security arrangements for the Company’s benefit in the event of certain ratings downgrades. As of December 31, 2011, an insignificant portion of the Company’s amounts receivable from reinsurers were backed by reinsurers who had individual or group ratings less than “B+” by A.M. Best Company or had not supplied collateral in an amount sufficient to support the amounts receivable.

At December 31, 2011 and 2010, the Company had reinsurance receivables of $365.4 million and $360.3 million, respectively. The Company’s reinsurance payables were not material at December 31, 2011 and 2010. A summary of reinsurance activity follows:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Premium income assumed	$140,320	$114,132	$100,438
Premium income ceded	118,028	113,984	114,815
Benefits, claims and interest credited ceded	104,858	100,513	102,506

Note O - Other Operating Expenses

The Company’s other operating expenses are comprised primarily of employee compensation expenses, premium taxes, licenses and fees and all other general and administrative expenses. Employee compensation expenses, principally consisting of salaries, bonuses, and costs associated with other employee benefits and stock-based compensation, were $181.5 million, $173.7 million and $164.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Premium taxes, licenses and fees were $44.1 million, $40.7 million and $39.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. All other general and administrative expenses for the year ended December 31, 2011 were $93.6 million, which included $5.5 million of merger related corporate expenses. All other general and administrative expenses were $88.6 million and $81.9 million for the years ended December 31, 2010 and 2009, respectively.

Note P - Segment Information

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues:
Group employee benefit products	$1,723,091	$1,585,437	$1,543,524
Asset accumulation products	137,635	131,861	124,738
Other (1)	54,593	53,491	50,966

	1,915,319	1,770,789	1,719,228

Net realized investment losses	(14,909)	(25,875)	(147,543)
Loss on early retirement of senior notes	—	(7,666)	—

	$1,900,410	$1,737,248	$1,571,685

Operating income:
Group employee benefit products	$286,586	$281,249	$267,652
Asset accumulation products	39,747	47,417	42,262
Other (1)	(41,711)	(32,407)	(27,467)

	284,622	296,259	282,447

Net realized investment losses	(14,909)	(25,875)	(147,543)
Loss on early retirement of senior notes	—	(7,666)	—

	$269,713	$262,718	$134,904

Net investment income (2):
Group employee benefit products	$215,665	$216,930	$188,857
Asset accumulation products	133,957	129,857	123,097
Other (1)	1,458	4,440	6,233

	$351,080	$351,227	$318,187

Amortization of cost of business acquired:
Group employee benefit products	$67,156	$61,048	$56,221
Asset accumulation products	11,745	11,406	10,614

	$78,901	$72,454	$66,835

Segment assets (2):
Group employee benefit products	$5,589,297	$5,015,497
Asset accumulation products	2,796,994	2,467,033
Other (1)	248,117	179,019

	$8,634,408	$7,661,549

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities. Operating income results for the year ended December 31, 2011 include $5.5 million of merger related corporate expenses.

(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment. Segment assets include assets of the insurance companies as well as the assets of the holding company, which are allocated across business lines in proportion to average reserves and the capital placed at risk for each segment.

Note Q - Merger Agreement

On December 21, 2011, Delphi entered into a merger agreement under which provides that at the effective time of the merger, TM Sub will be merged with and into Delphi, with Delphi continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Tokio Marine. Pursuant to the merger agreement, at the effective time of the merger (1) each share of our Class A Common Stock (other than (i) shares of our Class A Common Stock owned by Delphi, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (ii) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $43.875 in cash, without interest and less any applicable withholding taxes, and (2) each share of our Class B Common Stock (other than (i) shares of our Class B Common Stock owned by Delphi, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (ii) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $52.875 in cash, without interest and less any applicable withholding taxes. In addition, the merger agreement provides that record holders of common stock immediately prior to the effective time of the merger will be entitled to receive a special dividend of $1.00 in cash per share that is contingent upon the completion of the merger and will be paid shortly after closing. The acquisition is subject to the approval of Delphi stockholders, including approval by the holders of a majority of the shares of our Class A Common Stock (other than shares of our Class A Common Stock owned, directly or indirectly, by holders of our Class B Common Stock, any holder of shares of our Class A Common Stock that were transferred to such holder by any holder of our Class B Common Stock after December 21, 2011, Tokio Marine, TM Sub or any officers or directors of Delphi, or any of their respective affiliates or “associates” (as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended)) and the approvals of various regulatory authorities in Japan and the U.S., as well as other customary closing conditions. We anticipate the completion of the merger in the second quarter of 2012, but we cannot be certain when or if the conditions to the closing of the merger will be satisfied or, to the extent permitted, waived.

SCHEDULE I

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011

(Dollars in Thousands)

Type of Investment	Amortized Cost	Fair Value	Amount Shown in Balance Sheet

Fixed maturity securities, available for sale:

Agency residential mortgage-backed securities	$606,678	$668,584	$668,584
Non-agency residential mortgage backed securities	819,027	820,637	820,637
Commercial mortgage-backed securities	96,251	96,683	96,683
Corporate securities	1,668,160	1,707,497	1,707,497
Collateralized debt obligations	284,667	258,071	258,071
Foreign government securities	258,578	257,281	257,281
U.S. Treasury and other U.S. Government guaranteed securities	96,281	103,837	103,837
U.S. Government-sponsored enterprise securities	42,229	42,379	42,379
Obligations of U.S. states, municipalities and political subdivisions	2,402,719	2,534,668	2,534,668

Total fixed maturity securities	6,274,590	6,489,637	6,489,637

Short-term investments	277,552	277,552	277,552
Equity securities, available for sale	275,077	271,699	271,699
Mortgage loans	55,917	55,917	55,917
Other investments	375,799	374,923	374,923

Total investments	$7,258,935	$7,469,728	$7,469,728

SCHEDULE II

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)

BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2011	2010
		(Restated)
Assets:
Fixed maturity securities, available for sale	$1,288	$1,296
Short-term investments	7,545	80,017
Other invested assets	83,601	157
Investment in operating subsidiaries	2,374,297	2,096,117
Investment in investment subsidiaries	39,565	41,422
Cash	405	572
Other assets	16,232	15,482

Total assets	$2,522,933	$2,235,063

Liabilities:
Corporate debt	$395,000	$375,000
Junior subordinated debentures	175,000	175,000
Short-term payables due to subsidiaries	18,933	20,936
Other liabilities	43,477	18,357

	632,410	589,293

Shareholders’ Equity:
Class A Common Stock	568	565
Class B Common Stock	63	60
Additional paid-in capital	705,036	682,816
Accumulated other comprehensive income	107,529	30,932
Retained earnings	1,153,293	1,000,906
Treasury stock	(83,828)	(74,143)

	1,882,661	1,641,136
Noncontrolling interest	7,862	4,634

Total equity	1,890,523	1,645,770

Total liabilities and equity	$2,522,933	$2,235,063

See notes to condensed financial statements.

SCHEDULE II (Continued)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
Revenue:
Equity in undistributed earnings of subsidiaries	$231,036	$265,728	$152,811
Dividends from operating subsidiaries	55,600	18,600	3,600
Other income	2,318	3,115	1,897
Net realized investment losses	(3)	(201)	(4,412)
Loss on early retirement of senior notes	—	(7,666)	—

	288,951	279,576	153,896

Expenses:
Operating expenses	19,117	16,857	18,992
Interest expense	37,297	43,074	28,453

	56,414	59,931	47,445

Income before income tax expense	232,537	219,645	106,451

Income tax expense	52,660	49,558	14,994

Net income	179,877	170,087	91,457

Less: Net income attributable to noncontrolling interest	1,181	1,176	280

Net income attributable to shareholders	$178,696	$168,911	$91,177

See notes to condensed financial statements.

SCHEDULE II (Continued)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

DELPHI FINANCIAL GROUP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
Operating activities:
Net income attributable to shareholders	$178,696	$168,911	$91,177
Adjustments to reconcile net income attributable to shareholders to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(180,425)	(197,032)	(121,493)
Change in other assets and other liabilities	6,597	13,710	36,226
Change in current and deferred income taxes	23,691	(10,737)	(14,743)
Amortization, principally of investments and debt issuance costs	674	5,321	1,125
Net realized losses on investments	3	201	4,412
Change in amounts due from/to subsidiaries	17,997	(876)	6,026

Net cash provided (used) by operating activities	47,233	(20,502)	2,730

Investing activities:
Purchases of investments and loans made	(86,188)	(571)	(258)
Sales of investments and receipts from repayment of loans	3,433	1,313	2,419
Net change in short-term investments	72,472	(9,434)	(70,382)
(Purchases) sales of investments in subsidiaries	(16,691)	29,477	(61,692)

Net cash (used) provided by investing activities	(26,974)	20,785	(129,913)

Financing activities:
Proceeds from issuance of 2020 Senior Notes	—	250,000	—
Borrowings under bank credit facility	—	175,000	17,000
Principal payments under bank credit facility	—	(272,000)	(2,000)
Early retirement of senior notes	—	(143,750)	—
Proceeds from the issuance of common stock	—	—	120,696
Acquisition of treasury stock	(9,685)	—	—
Cash dividends paid on common stock	(26,309)	(23,247)	(22,559)
Other financing activities	15,568	14,286	13,301

Net cash (used) provided by financing activities	(20,426)	289	126,438

(Decrease) increase in cash	(167)	572	(745)
Cash at beginning of year	572	—	745

Cash at end of year	$405	$572	$—

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

The Company received cash dividends from subsidiaries of $55.6 million, $18.6 million and $3.6 million in 2011, 2010 and 2009, respectively.

SCHEDULE III

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Thousands)

	Cost of Business Acquired	Future Policy Benefits and Unpaid Claim and Claim Expenses	Unearned Premium Reserve	Policyholder Account Balances
2011
Group employee benefits products	$69,603	$3,040,573	$192,261	$—
Asset accumulation products	87,072	114,909	—	2,073,156
Other	—	63,950	—	27,519

Total	$156,675	$3,219,432	$192,261	$2,100,675

2010
Group employee benefits products	$67,180	$2,786,844	$159,169	$—
Asset accumulation products	82,145	116,775	—	1,725,785
Other	—	66,770	—	27,959

Total	$149,325	$2,970,389	$159,169	$1,753,744

2009
Group employee benefits products	$64,024	$2,607,233	$135,837	$—
Asset accumulation products	93,977	127,590	—	1,425,442
Other	—	68,366	—	28,672

Total	$158,001	$2,803,189	$135,837	$1,454,114

	Premium and Fee Income (1)	Net Investment Income (2)	Benefits, Claims and Interest Credited to Policyholders	Amortization of Cost of Business Acquired	Other Operating Expenses (3)
2011
Group employee benefits products	$1,507,426	$215,665	$1,058,299	$67,156	$311,050
Asset accumulation products	3,678	133,957	76,376	11,745	9,767
Other	53,135	1,458	1,136	—	95,168

Total	$1,564,239	$351,080	$1,135,811	$78,901	$415,985

2010
Group employee benefits products	$1,368,507	$216,930	$940,291	$61,048	$302,849
Asset accumulation products	2,004	129,857	63,448	11,406	9,590
Other	49,051	4,440	1,646	—	84,252

Total	$1,419,562	$351,227	$1,005,385	$72,454	$396,691

2009
Group employee benefits products	$1,354,667	$188,857	$927,875	$56,221	$291,776
Asset accumulation products	1,641	123,097	61,422	10,614	10,440
Other	44,733	6,233	1,505	—	76,928

Total	$1,401,041	$318,187	$990,802	$66,835	$379,144

(1)	Net written premiums for casualty insurance products totaled $453.6 million, $370.5 million and $331.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Net investment income includes income earned on the assets of the insurance companies as well as on the assets of the holding company and is allocated among business lines in proportion to average reserves and the capital placed at risk for each segment.
(3)	Other operating expenses include commissions.

SCHEDULE IV

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

REINSURANCE

(Dollars in Thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Life insurance in force as of December 31, 2011	$188,388,357	$15,203,693	$33,593	$173,218,257	—%

Year ended December 31, 2011:
Premium and fee income:
Life insurance and annuity	$449,378	$25,453	$411	$424,336	—%
Accident and health insurance	676,437	60,057	50,768	667,148	7.6%
Casualty insurance	363,883	32,518	89,144	420,509	21.2%
Other	52,246	—	—	52,246

Total premium and fee income	$1,541,944	$118,028	$140,323	$1,564,239

Life insurance in force as of December 31, 2010	$165,998,634	$9,889,611	$34,344	$156,143,367	—%

Year ended December 31, 2010:
Premium and fee income:
Life insurance and annuity	$416,896	$23,271	$510	$394,135	—%
Accident and health insurance	638,487	61,924	51,044	627,607	8.1%
Casualty insurance	317,020	28,789	62,534	350,765	17.8%
Other	47,055	—	—	47,055

Total premium and fee income	$1,419,458	$113,984	$114,088	$1,419,562

Life insurance in force as of December 31, 2009	$154,019,475	$10,043,187	$24,259	$144,000,547	—%

Year ended December 31, 2009:
Premium and fee income:
Life insurance and annuity	$422,239	$25,312	$465	$397,392	—%
Accident and health insurance	647,015	63,636	55,946	639,325	8.8%
Casualty insurance	302,073	25,867	43,910	320,116	13.7%
Other	44,208	—	—	44,208

Total premium and fee income	$1,415,535	$114,815	$100,321	$1,401,041

SCHEDULE VI

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY - CASUALTY INSURANCE OPERATIONS

(Dollars in Thousands)

	December 31,
	2011	2010

Deferred policy acquisition costs	$18,636	$16,501

Reserves for unpaid claims and claim expenses	1,506,129	1,314,910

Discount, if any, deducted from above (1)	894,640	788,067

Unearned premium reserve	182,982	149,132

	Year Ended December 31,
	2011	2010	2009

Earned premiums	$420,509	$350,811	$320,237

Net investment income	108,842	105,926	94,650

Claims and claim expenses incurred related to:
Current year	187,728	146,023	163,642
Prior years (2)	81,722	49,924	21,556

Amortization of deferred policy acquisition costs	42,742	37,387	34,459

Paid claims and claim adjustment expenses	118,999	94,977	92,479

Net premiums written	453,593	370,549	331,679

(1)	Based on discount rates ranging from 1.5% to 7.5%.
(2)	In 2011 and 2010, the change in the provision for claims and claims expenses incurred in prior years reflects adverse prior years’ excess workers’ compensation claims development, partially offset by the accrual of additional discount relating to prior years’ reserves and favorable workers’ compensation and casualty treaty reinsurance claims development. In 2009, the change in the provision for claims and claim expenses incurred in prior years reflects the accretion of discounted reserves and net unfavorable claims development, partially offset by the accrual of additional discount with respect to prior years’ reserves. The Company’s insurance policies do not provide for the retrospective adjustment of premiums based on claim experience.