Form 10-K/A
period 2011-12-31
DELPHI FINANCIAL GROUP INC/DE
filed 2012-04-30
CIK 859139

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

As of February 2, 2012, the Registrant had 49,088,263 shares of Class A Common Stock and 6,111,557 shares of Class B Common Stock outstanding.

Explanatory Note

Delphi is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “2011 Form 10-K”), for the sole purpose of adding certain information required by the items of Form 10-K referenced below. This Form 10-K/A continues to speak as of the date of the 2011 Form 10-K and does not reflect events occurring after the date of the 2011 Form 10-K, nor does it modify or update the disclosures and information contained in the 2011 Form 10-K in any way other than as described in this Explanatory Note. Accordingly, this Form 10-K/A must be read in conjunction with the 2011 Form 10-K and Delphi’s other filings with the SEC.

Item and Description:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

Delphi hereby amends Items 10, 11, 12, 13 and 14 of Part III of the 2011 Form 10-K by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements are contained in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not included.

Page

PART I

Item 10 Directors, Executive Officers and Corporate Governance	4

PART III

Item 11 Executive Compensation	8

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

Item 13 Certain Relationships and Related Transactions, and Director Independence	32

Item 14 Principal Accountant Fees and Services	33

SIGNATURES	35

EX-31.1 (SECTION 302 CEO CERTIFICATION)

EX-31.2 (SECTION 302 CFO CERTIFICATION)

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following sets forth information as to each of the members of the Company’s Board of Directors (the “Board”), including the director’s age, positions with the Company, length of service as a director of the Company, any other directorships currently held, principal occupations and employment and public company directorships during the past five years and other experience, as well as brief summaries of their qualifications to serve as a director of the Company. In addition to their qualifications indicated in these summaries, these qualifications also include the significant tenures of their service to the Company and, where indicated, its insurance company subsidiaries.

Robert Rosenkranz, 69, has served as the Chief Executive Officer of the Company since May 1987 and has served as Chairman of the Board of Directors of the Company since April 1989. He served as President of the Company from May 1987 to April 2006. He also serves as Chairman of the Board or as a Director of the Company’s principal subsidiaries and as Chairman and Chief Executive Officer of Delphi Capital Management, Inc. (“DCM”). Mr. Rosenkranz has served since October 1978 as either sole or managing general partner of Rosenkranz & Company, L.P. or as beneficial owner of its general partner. Mr. Rosenkranz founded Acorn Partners, L.P. in 1982 as a multi-manager, multi-strategy fund of hedge funds and, in 2004, founded Pergamon Advisors LLC (“Pergamon Advisors”), an investment adviser that, along with its affiliated entities, pursues a market neutral equity investment strategy. Mr. Rosenkranz’s qualifications to serve as a director of the Company include his years of business experience in the insurance and investment management sectors, including his service as the Company’s Chief Executive Officer since its formation in 1987.

Donald A. Sherman, 61, has served as the President and Chief Operating Officer of the Company and DCM since April 2006 and has served as a Director of the Company since August 2002. Mr. Sherman also serves as a Director of the Company’s principal subsidiaries. Mr. Sherman served as Chairman and Chief Executive Officer of Waterfield Mortgage Company, Inc. (“Waterfield”) from 1999 to 2006 and as President of Waterfield from 1989 to 1999. From 1985 to 1988, he served as President and as a member of the Board of Directors of Hyponex Corporation (“Hyponex”) and from 1983 to 1985 served as Chief Financial Officer of Hyponex. From 1975 to 1983, he held various positions with the public accounting firm of Coopers and Lybrand and was elected to partner in 1981. Mr. Sherman has previously served as a director of White River Capital Inc. Mr. Sherman’s qualifications to serve as a director of the Company include his years of business experience in the insurance and banking sectors, including, prior to his service as the Company’s President and Chief Operating Officer, service as the chief executive officer of a substantial banking institution.

Kevin R. Brine, 61, has served as a Director of the Company since July 2004. He is Managing Director of Artemis IV LLC and a board member of Coyuchi, LLC. Previously, he was a partner and board member of Sanford C. Bernstein & Co., Inc. Over his twenty-two year career at Sanford C. Bernstein & Co., Inc., Mr. Brine had senior management responsibilities for the firm’s U.S. Private Client Business and Global Institutional Asset Management Division. Mr. Brine has served as a trustee for the Whitney Museum of American Art and New York University as an Overseer for the Weill Cornell Medical College. Currently, he is an Overseer of the Faculty of Arts and Science at New York University and Chair of the Dean’s Counsel for the Division of Libraries at New York University. Mr. Brine’s qualifications to serve as a director of the Company include his years of business experience in the investment management sector and his experience in serving as a director and in similar capacities in both the corporate and non-profit sectors.

Edward A. Fox, 75, has served as a Director of the Company since March 1990. He served as Chairman of the Board of SLM Corporation from August 1997 until May 2005, and is currently a Director of Capmark Financial Group, Inc. From May 1990 until September 1994, Mr. Fox was the Dean of the Amos Tuck School of Business Administration at Dartmouth College, and from April 1973 until May 1990, he was President and Chief Executive Officer of the Student Loan Marketing Association (SallieMae). Mr. Fox’s qualifications to serve as a director of the Company include his years of business experience in the financial sector, including service as chief executive officer of a major publicly-traded financial institution, and his experience in serving as a director, board committee member and in similar capacities in both the corporate and non-profit sectors.

Steven A. Hirsh, 72, has served as a Director of the Company since August 2005. He has also served as a Director of Reliance Standard Life Insurance Company (“RSLIC”) and First Reliance Standard Life Insurance Company (“FRSLIC”) since January 1988. He currently serves as Chairman of the Board and President of Astro Communications, Inc., a provider of industrial lighting products. He previously served as a portfolio manager with William Harris & Company and predecessor firms for thirty-seven years. Mr. Hirsh’s qualifications to serve as a director of the Company include his years of business experience in the investment management sector, as well as his experience in the management of various types of business organizations.

James M. Litvack, 70, has served as a Director of the Company since August 2005. He has also served as a Director of FRSLIC since April 1990. He is an economic consultant and previously taught economics for 31 years at Princeton University, where he also served as Assistant Dean of the Faculty and as Executive Director of the Ivy League. He has served on numerous commissions advising on financial issues for the State of New Jersey. Mr. Litvack’s qualifications to serve as a director of the Company include his years of academic experience and expertise in the field of economics, including associated university administrative responsibilities, and his experience serving on financial advisory commissions in the governmental context.

James N. Meehan, 66, has served as a Director of the Company since May 2003. He also has served as a Director of RSLIC since July 1988 and FRSLIC since April 1993. Mr. Meehan retired from Banc of America Securities/Bank of America as a Managing Director in May 2002 after 15 years of service with the organization and its predecessors. During his tenure, he was responsible for the bank’s commercial relationships with the insurance industry. Mr. Meehan also serves as a director of American Fuji Fire and Marine Insurance Company and as Chairman of its Audit Committee and has previously served as a director of Bristol West Holding, Inc. Mr. Meehan’s qualifications to serve as a director of the Company include his years of business experience in the banking and investment banking sectors with a focus on insurance company financial matters, and his experience in serving as a director for a number of publicly-traded and other companies in the insurance sector.

Robert F. Wright, 86, has served as a Director of the Company since August 2005. He has also served as a Director of RSLIC and RSLIC-Texas since April 1990 and as a Director of FRSLIC since October 1989. He serves as the President and Chief Executive Officer of Robert F. Wright Associates, Inc., a business consultancy which he founded in 1988. Prior to founding this consultancy, he was a senior partner of the public accounting firm of Arthur Andersen. Mr. Wright also serves as a director of Universal American Corp. and has previously served as a director of The Navigators Group, Inc. and USI Holdings Corporation. Mr. Wright’s qualifications to serve as a director of the Company include his years of business experience as a business consultant, his years of experience in the field of accounting and his experience in serving as a director and board committee member for a number of publicly-traded and other companies, including a number of companies in the insurance sector.

Philip R. O’Connor, 63, has served as a Director of the Company since May 2003. He also has served as a Director of RSLIC since March 1993. Dr. O’Connor is currently the President of PROactive Strategies, a provider of policy analysis and advice on insurance and energy regulation. Until November 2008, he also served as a Vice President of Constellation NewEnergy, Inc. (“CNE”), a provider of competitive retail electricity. From March 2007 to March 2008, he served at the U.S. Embassy in Baghdad, Iraq as an advisor to the Iraqi Ministry of Electricity. Dr. O’Connor served as the Illinois Director of Insurance from 1979 to 1982. From 1983 through 1985, Dr. O’Connor was Chairman of the Illinois Commerce Commission, the utility regulatory body of Illinois, and he served on the Illinois State Board of Elections from 1998 until April 2004. After 1985, Dr. O’Connor formed Palmer Bellevue Corporation, an energy and insurance consulting firm that became a part of Coopers and Lybrand in 1993. He also serves as a member of the Board of the Big Shoulders Foundation for the schools of the Archdiocese of Chicago and is a member of the Board of the Haymarket Center in Chicago. Dr. O’Connor’s qualifications to serve as a director of the Company include his years of experience in insurance and utility regulatory matters, including service as a state commissioner of insurance and experience as a consultant, and his experience in serving as a director of several companies in the insurance sector.

Directors’ Attendance

The Board of Directors held fifteen meetings during 2011. In 2011, each incumbent director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such incumbent served. Directors are encouraged to attend each annual meeting of stockholders of the Company where practicable. All of the directors then serving attended the 2011 annual meeting. The non-management members of the Board of Directors of the Company hold regularly scheduled executive sessions on a quarterly basis, and the presiding director for these sessions is selected by rotating among the chairs of the committees of the Board.

Communication with Board of Directors

Any stockholder or interested party may communicate with the Board of Directors, any Board committee or any individual director(s) by directing such communication in writing to the Company’s Secretary, at 1105 North Market Street, Suite 1230, Wilmington, Delaware 19801. The communication should indicate whether the communicating party is a stockholder and whether it is a Board, Board committee or individual director communication, as the case may be. The Secretary will forward such communication to the members of the Board or of the relevant committee or individual director(s), as indicated in such communication.

CORPORATE GOVERNANCE

Board Leadership Structure

As noted above, Robert Rosenkranz has served as the Company’s Chairman of the Board since 1989 and as its Chief Executive Officer since 1987. The Board believes that this combination of the Chairman and Chief Executive Officer roles has benefited the Board and the Company by maintaining unified and clear leadership over time and enhancing focus on important matters affecting the Company’s business and operating strategy, thus contributing to the more efficient and effective functioning of the Board. As a complement to this structure, as further discussed below, a majority of the Board is composed of independent directors, who comprise all of the members of each of the Board’s committees and who meet in executive session as part of each regular Board meeting. Such meetings facilitate an open dialogue between management and the independent directors, enabling them to exercise independent oversight and effectively express an independent perspective.

Director Independence

The Board has adopted categorical standards for evaluating the independence of its members. Under these standards, a director is presumed to be independent if (i) neither the director nor any immediate family member of the director (a “family member”) is currently employed or has been employed (as an executive officer, in the case of a family member) by the Company during the past three years; (ii) neither the director nor any family member has received in any twelve-month period within the past three years more than $100,000 in direct compensation from the Company, other than director and committee fees, or in the case of a family member, compensation received for service as a non-executive employee of the Company; (iii) neither the director nor any family member (a) is a current partner (or, in the case of a director, an employee) of a firm that is the Company’s external or internal auditor, (b) within the last three years was a partner or employee of such a firm and personally worked on the Company’s audit within that time, or, (c) in the case of a family member, is a current employee of such a firm and participates in the Company’s audit, assurance or tax compliance (but not tax planning) practice; (iv) neither the director nor any family member is currently employed or has been employed during the past three years as an executive officer of another company where any of the Company’s present executives at the same time serves or served on that other company’s compensation committee; and (v) the director is not an executive officer, and no family member is an employee, of a company that during the past three full calendar years made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or 2% of such other company’s consolidated revenues. In addition, under such standards, a director is not deemed to have a material relationship with the Company that impairs the director’s independence as a result of (i) the director or any family member being an executive officer, director or trustee of a foundation, university or other charitable or not-for-profit organization to which the Company or its charitable foundation makes contributions that did not exceed the greater of $1 million or 2% of such organization’s consolidated gross revenues in any single fiscal year during the preceding three years; (ii) the director’s beneficial ownership of less than 5% of the outstanding equity interests of an entity that has a business relationship with the Company; (iii) the director being an officer or director of an entity that is indebted to the Company, or to which the Company is indebted, where the total amount of the indebtedness was less than 3% of the total consolidated assets of such entity as of the end of the previous fiscal year; or (iv) the director (or an entity of which such director is an officer, employee or director) obtaining products or services from the Company on terms generally available to customers of the Company for such products or services. In making its independence determinations with respect to Messrs. Brine, Fox, Hirsh, Litvack, Meehan, O’Connor and Wright, the Board determined that none of such directors had any relationship with the Company that would be contrary to the provisions of these standards or the listing standards of the NYSE. The Company’s director independence standards are available on its website (www.delphifin.com/corp_governance) and in print to any stockholder upon request.

Stock Ownership Guidelines

In order to enhance the alignment of the economic interests of the Company’s independent directors with the long-term interests of the Company’s stockholders, the Board has adopted guidelines for ownership by such directors of shares of the Company’s common stock. Under these guidelines, such directors are expected to own shares of Company common stock having a value of at least three times the amount of their annual retainer for service on the Board within a three-year period.

Committees of the Board of Directors

The Board of Directors maintains three standing committees: the Compensation Committee, the Nominating and Corporate Governance Committee (the “Governance Committee”), and the Audit Committee. Each of such committees is comprised solely of individuals who are independent directors as described above. Descriptions of these committees and their respective duties follow.

Compensation Committee

The responsibilities of the Compensation Committee include, among others, oversight and approval of the compensation of the Company’s executive officers, including the Chief Executive Officer, administration of the stock option and other stock-related plans of the Company, and making recommendations regarding the compensation of the Company’s outside directors. The Compensation Committee’s responsibilities and authority are described in greater detail in its written charter, which is available on the Company’s website (www.delphifin.com/corp_governance) and in print to any stockholder upon request. The committee’s membership consists of Messrs. Wright (Chairman), Meehan and O’Connor. The Compensation Committee held eight meetings during 2011. The Compensation Committee’s report is set forth on page 8 below.

Compensation Committee Interlocks and Insider Participation

Messrs. Meehan, O’Connor and Wright, the directors who served on the Compensation Committee during 2011, are not “insiders” within the meaning of the Securities Act of 1933 (the “Securities Act”) and there were no “interlocks” within the meaning of the Securities Act.

Governance Committee

The Governance Committee consists of Messrs. O’Connor (Chairman), Brine and Fox. The Governance Committee, among other things, identifies and recommends to the Board nominees for election as directors, recommends committee appointments to the Board, oversees the Board’s performance evaluation processes and reviews proposed and existing related party transactions pursuant to the Company’s review policy for such transactions. See “Certain Relationships and Related Transactions” beginning at page 32 below. The Governance Committee’s responsibilities and authority are described in greater detail in its written charter. This charter, along with the Company’s Corporate Governance Guidelines and other Company corporate governance-related documents, are available on the Company’s website (www.delphifin.com/corp_governance) and in print to any stockholder upon request. The Governance Committee met five times in 2011.

For purposes of identifying Board nominees, the Governance Committee relies primarily on personal contacts of members of the Board and does not maintain a formal process in this regard. The Company has not engaged the services of any third party search firm in connection with the identification or evaluation of potential Board nominees. While the Governance Committee has not adopted specific, minimum qualifications for director nominees or a specific policy regarding diversity in the Board’s composition, the Board has adopted criteria that are considered by the Governance Committee and the Board in its review of such nominees, individually and as a group, which form part of the Company’s Corporate Governance Guidelines. These criteria provide that the members of the Board should bring a range of skills, perspectives and backgrounds and should be composed of individuals who have demonstrated substantial achievements in business, government, education or other relevant fields, and who possess the requisite intelligence, experience and education to make meaningful contributions to the Board, as well as high ethical standards and a dedication to exercising independent business judgment. The evaluative factors contained in the criteria address, in addition to various factors relevant to these general attributes, whether the nominee has the ability, in light of his or her personal circumstances, to devote sufficient time to carry out his or her duties and responsibilities effectively.

Audit Committee

The Audit Committee consists of Messrs. Meehan (Chairman), Brine, Hirsh and Litvack. A copy of the Audit Committee’s charter is available on the Company’s website (www.delphifin.com/corp_governance) and in print to any stockholder upon request. Pursuant to such charter, the Audit Committee, among other things, assists the Board of Directors in its oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent auditor, and the performance of the Company’s internal audit function. Management has the primary responsibility for the Company’s financial statements and its reporting process, including its systems of internal controls, and for the assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The independent auditor is responsible for performing an audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, expressing opinions as to the conformity of such financial statements with generally accepted accounting principles and as to the effectiveness of the Company’s internal control over financial reporting. Each of the current members of the Audit Committee meets the criteria for independence set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), in addition to the director independence standards described above. See “Director Independence” above. The Board of Directors has determined that Mr. Meehan is an “audit committee financial expert” as that term is defined in the rules of the SEC. Further information concerning the Audit Committee and its activities is set forth in the Audit Committee’s report set forth below. The Audit Committee held ten meetings during 2011.

Board Oversight of Risk

Management of the Company is responsible for implementing measures to assess, monitor and manage the risks to which the Company and its subsidiaries are subject and, in doing so, is subject to the oversight of the Board, as a whole and acting through its committees. Pursuant to its charter and in accordance with the listing standards of the NYSE, the Audit Committee is responsible for discussing the Company’s policies with respect to risk assessment and risk management. To fulfill this responsibility, the Audit Committee, with the participation of all of the other members of the Board, periodically receives from and discusses with management reports describing and assessing the significant risks to which the Company is subject and the steps taken by management to monitor and manage these risks. In addition, on an ongoing basis, significant strategic, financial, operational and other risks, along with management’s responses to these risks, are discussed in the context of management’s reports on operations and investments presented at the regular meetings of the Board, and in the context of management’s reports presented to the Board in connection with the Company’s annual financial planning process, and are also addressed in various other presentations by management to the Board and, as to risks specific to their areas of responsibility, its committees.

Code of Ethics

The Company has a written Code of Conduct that is applicable to all of the directors and employees of the Company and its subsidiaries, as well as a supplemental written Code of Ethics for Senior Financial Officers that applies specifically to the Company’s Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Senior Vice President and Treasurer. Such Codes are available on the Company’s website (www.delphifin.com/corp_governance) and in print to any stockholder upon request. The Company intends to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at the aforementioned address.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934 and written representations that no other reports were required for such persons, all persons subject to these reporting requirements filed the required reports on a timely basis, except that Rosenkranz & Company, L.P., a limited partnership whose general partner is beneficially owned by Robert Rosenkranz, Chairman and Chief Executive Officer of the Company, and Mr. Rosenkranz inadvertently failed to timely report a distribution of 18,362 shares of the Company’s Class A common stock by Rosenkranz & Company, L.P. to a partner that occurred on October 25, 2011. Both reports were filed on November 4, 2011.

NYSE Written Affirmation

On June 6, 2011, Robert Rosenkranz, the Company’s Chairman and Chief Executive Officer, submitted to the NYSE the Written Affirmation required by the rules of the NYSE certifying that he was not aware of any violations by the Company of NYSE corporate governance listing standards.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management, and, based on such review and discussion, recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the 2011 Form 10-K.

Robert F. Wright, Chairman

James N. Meehan

Philip R. O’Connor

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table below (who are referred to below as the “named executive officers”), the process by which such elements were determined and established by the Compensation Committee for the respective individuals and the principles and considerations underlying such determinations.

The compensation decisions for the named executive officers relating to 2011 took into account, among other things, the Company’s consolidated financial results and investment portfolio performance for the year, the significant value that was created for the Company’s stockholders as a result of the transactions contemplated by the Agreement and Plan of Merger, dated as of December 21, 2011, among the Company, Tokio Marine Holdings, Inc. and TM Investment (Delaware) Inc. (as amended from time to time) (the “Tokio Marine Merger Agreement”), the Company’s achievements from the capital management standpoint during the year and, for the named executive officers employed by the Company’s insurance subsidiaries, the favorable operating performance of these subsidiaries for the year, particularly in light of the challenging economic and competitive conditions that continued to prevail during the year. Detailed discussions relating to the Company’s consolidated financial results and insurance operating performance for the year are contained in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At the 2011 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, on an advisory and non-binding basis, the compensation of the named executive officers as disclosed in the proxy statement for such meeting in accordance with the compensation disclosure rules of the SEC. The Compensation Committee considered the results of this advisory vote in determining to maintain in place the Company’s compensation programs for these officers.

Compensation Objectives and Approach

The objectives of our compensation programs are to attract, motivate, retain and reward executives and employees who will make substantial contributions toward the Company’s meeting the financial, operational and strategic objectives that will build substantial value for the Company’s stockholders. In an effort to achieve these objectives, the key elements of such programs have consisted of base salary, annual cash bonuses and share-based compensation. The Company has over time emphasized share-based compensation awards as a large proportion of the named executive officers’ total compensation in an effort to align their interests with those of the Company’s stockholders, since such awards will appreciate or depreciate in value to the extent that the market price of the Company’s common stock increases or decreases over time. However, as is typical in the context of corporate merger transactions, the terms of the Tokio Marine Merger Agreement preclude the Company from granting new share-based awards. Accordingly, as discussed below, certain of the named executive officers received cash awards in respect of their performance during 2011 in lieu of share-based awards of the type that have been granted in the past. If for any reason the merger contemplated by the Tokio Marine Merger Agreement is not completed, the Company anticipates that it would continue its historical practices with regard to the granting of share-based awards.

The Compensation Committee believes that although a substantial portion of the compensation provided to the Company’s executive officers is performance-based, our executive compensation programs do not create incentives for excessive risk-taking. The structures of these programs, as described in more detail below, have encouraged the executive officers of the Company and of its subsidiaries, including the named executive officers, to remain focused on both short- and long-term operational and financial goals in several important respects. For example, the terms of the deferred or restricted share units granted to Messrs. Rosenkranz and Sherman have generally provided that they will not receive the underlying shares of stock until after their termination of employment, thus encouraging a focus upon sustained long-term performance in our stock price. As another example, the multi-year performance goals under the performance-contingent incentive option programs for the executive officers of our insurance subsidiaries were intended to encourage them to focus on achieving strong financial performance for these subsidiaries over long-term periods.

Compensation Consultant and Peer Group

In order to assist the Compensation Committee in performing its functions, the committee utilizes the services of Steven Hall & Partners (“SHP”), an expert independent compensation consulting firm. SHP provides research, analysis and recommendations to the Compensation Committee regarding the named executive officers’ and outside directors’ compensation, including as to both equity and non-equity compensation, based on directions provided to it by the Compensation Committee, and participates in committee meetings. SHP’s services and fees are subject to the review and approval of the Compensation Committee on an ongoing basis. SHP does not perform any services for the Company or its subsidiaries other than in its role as consultant to the Compensation Committee.

SHP has assisted the Compensation Committee in establishing and maintaining a peer comparator group for compensation analysis purposes. The group utilized in 2011 consisted of the following companies in the life and property and casualty insurance sectors, reflecting the Company’s presence in both sectors: FBL Financial Group, Inc., Harleysville Group Inc., HCC Insurance Holdings, Inc., Markel Corp., Presidential Life Corporation, RLI Corp., StanCorp Financial Group, Inc., Torchmark Corporation, Unitrin, Inc., Universal American Corp. and W.R. Berkley Corp. The composition of this group is reevaluated by SHP on a regular basis based upon its review of the universe of companies in the life and property and casualty insurance sectors, such members’ market capitalizations, revenues and other financial and business characteristics it believes appropriate for continued inclusion in the group. SHP also compiles published compensation survey data for the Compensation Committee’s information and use in this regard. The Compensation Committee does not target compensation levels for the named executive officers to specified percentiles within the companies in the comparator group or survey data. Rather, the compensation information furnished by SHP is one of a number of factors, as described below, that the Compensation Committee considers in establishing the level and components of compensation to the named executive officers. In addition, such information is used in the evaluation of whether the Company’s compensation practices are competitive in the marketplace.

Compensation Determination Process and Considerations

Mr. Rosenkranz makes proposals to the Compensation Committee regarding the elements of compensation for each of the named executive officers, including his own compensation, and the Compensation Committee has full authority and discretion to accept, reject or modify these proposals. The Compensation Committee’s compensation determinations regarding the named executive officers are reviewed by the full Board. Generally, these determinations are made annually and occur at the Compensation Committee’s first regular meeting of each calendar year occurring in February, at which cash bonuses and share-based awards (or cash awards in lieu thereof), if any, relating to the named executive officers’ performance during the preceding calendar year are granted, and any base salary adjustments for the current year are implemented. In preparation for these meetings, the Compensation Committee holds one or more prior interim meetings in which Mr. Rosenkranz presents his preliminary compensation proposals relating to the named executive officers, based on the anticipated full-year financial results for the Company and its subsidiaries. SHP participates in all of these meetings and provides analysis, input and advice as appropriate in connection with the Compensation Committee’s deliberations relating to these matters.

The Compensation Committee reviews and approves each element of compensation for the named executive officers. In establishing the levels and components of compensation for the named executive officers, the Committee, as a threshold matter, evaluates the Company’s (in the case of the named executive officers who are officers of the Company) and the relevant operating subsidiary’s (in the case of the named executive officers employed by such subsidiary) overall performance for the year, and conducts evaluations with regard to each individual in determining the appropriateness of the elements and levels of each individual’s compensation, considering, among other things, Mr. Rosenkranz’s input regarding these evaluations.

In setting Mr. Rosenkranz’s compensation, the Compensation Committee also considers the amounts paid by the Company to his related entities under the investment consulting and management arrangements described below in order to assess the appropriateness of the overall remuneration in which Mr. Rosenkranz has a financial interest, and has concluded that such remuneration is fairly reflective of the substantial value furnished to the Company by him and these entities. These arrangements are subject to review and approval at inception, and to regular periodic review, under the Company’s Review Policy for Related Party Transactions. In addition, with regard to Mr. Sherman, the Compensation Committee takes into account the payments received by him in respect of his services to various entities in which Mr. Rosenkranz has personal financial interests. See “Certain Relationships and Related Transactions” beginning at page 32 below.

Key elements considered in the Compensation Committee’s performance evaluations include corporate or subsidiary performance compared to the financial, operational and strategic goals for the applicable period, the officer’s contributions to such performance and the officer’s other accomplishments for the benefit of the Company during such period. In these evaluations, the Compensation Committee does not apply rigid formulas or necessarily react to short-term changes in financial performance. Such evaluations also take into account the nature, scope and level of the named executive officer’s responsibilities and the officer’s level of experience, past levels of compensation and changes in such levels, tenure with the Company, other opportunities potentially available to such officer and the comparator group compensation data discussed above. In addition, the members of the Compensation Committee regularly interact with each of the named executive officers in connection with the meetings of the Company’s Board of Directors, which provides an additional basis for evaluating such officer and his performance. Based on all of these general evaluative factors and the additional factors described below that vary among the named executive officers, the Compensation Committee makes its assessments and determines the components and levels of their compensation.

Cash Compensation

Base Salary

We pay base salaries at levels we believe will attract and retain key employees and ensure that our compensation program is competitive. Base salaries for the named executive officers are established by the Compensation Committee, and reviewed by such committee for potential adjustment on an annual basis, based on the considerations described in the preceding section. The base salary amounts paid to the named executive officers during 2011, which reflected increases for Messrs. Rosenkranz, Sherman, Coulter and Burghart, are shown in the Summary Compensation Table at page 16 below.

Annual Bonus

Cash bonuses for the named executive officers, which are shown in the Summary Compensation Table in the Bonus and Non-Equity Incentive Compensation columns, are established and determined on an annual basis in ways that vary among the named executive officers. In the cases of Messrs. Rosenkranz, Sherman and Coulter, various objective performance goals were adopted for 2011 under the Company’s Annual Incentive Compensation Plan, which were as follows: (1) Company operating earnings per share of at least $3.30; (2) Company operating return on equity percentage of at least 11%; (3) the performance of the Company’s stock exceeding that of the S&P 500 Insurance Index; (4) the performance on a total return basis of the Company’s investment portfolio exceeding that of the Barclays Capital U.S. Aggregate Bond Index (the “Index”) by at least 100 basis points (1%); (5) the Company’s either (a) deploying in an investment subportfolio assets which either achieve a total return exceeding that of the Index by at least 200 basis points (2%) or give rise to an excess return amount, as compared to a hypothetical investment in the Index in a corresponding amount and for a corresponding period, of at least $1,000,000 or (b) introducing a new category of insurance liabilities with the related spread income, based upon the supporting investment subportfolio, exceeding the greater of 100 basis points (1%) or $1,000,000; and (6) the Company’s completing one of a specified group of capital markets and acquisition transactions. Operating earnings per share and operating return on equity are both non-GAAP financial measures under which GAAP net income is adjusted by excluding the after-tax effects of realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures and results from discontinued operations, as applicable, in order to focus on the performance of the Company’s continuing insurance operations. For each of the respective goals attained, Messrs. Rosenkranz, Sherman and Coulter had the opportunity to earn a cash award equal to 50%, 40% and 30%, respectively, of their 2011 base salaries, except for the operating earnings per share goal, where the percentages were 100%, 80% and 60%, respectively. In each case, such cash awards were subject to the ability of the Compensation Committee to exercise negative discretion to reduce their amounts. These percentages reflected a target level for Mr. Sherman’s bonus equal to 80% of that of Mr. Rosenkranz.

In addition, various objective performance goals were adopted for 2011 under the Company’s Annual Incentive Compensation Plan for Mr. Wilhelm as follows: (1) the attainment by SIG Holdings, Inc., SNCC’s immediate parent company (“SIG”), of pre-tax operating income in an amount of at least $177.7 million; (2) SIG’s assets available for investment increasing during the year by an amount exceeding $234.2 million; (3) specified recently introduced insurance products generating, in the aggregate, at least $4.4 million of incremental gross premium revenues for the year; and (4) the acquisition of a company or division or business unit thereof or other similar transaction where the consideration paid is at least $10 million or the acquisition of a book of insurance business having an aggregate reserve amount or annualized premium revenue equal to at least $10 million. For these purposes, pre-tax operating income and assets available for investment, which are both non-GAAP financial measures, are calculated in the same manner as for the SNCC performance-contingent incentive option program discussed below (see “Share-Based Compensation – Options and Restricted Shares” below). These measures contain various pro forma adjustments, including, among others, the calculation of the investment income element of pre-tax operating income based on an assumed (rather than actual) investment portfolio yield, in order to focus on the insurance operating performance of SIG and its subsidiaries. For each goal attained, Mr. Wilhelm had the opportunity to earn a cash award equal to 50% of his 2011 base salary, except for the pre-tax operating income element, where the percentage was 100%, subject in each of these cases to the ability of the Compensation Committee to exercise negative discretion to reduce the award amount.

These bonus structures were designed to give Messrs. Rosenkranz, Sherman, Coulter and Wilhelm opportunities to earn awards based on the accomplishment of objectives believed to be of substantial benefit to the Company, while also permitting the Compensation Committee to exercise discretion in adjusting the amounts of these awards to those it determines will appropriately compensate these officers in a manner that maximizes the tax deductibility by the Company of such awards under Section 162(m)

of the Internal Revenue Code of 1986, as amended (the “Code”). See “Tax Considerations” at page 15 below. For 2011, each of the goals for Messrs. Rosenkranz, Sherman and Coulter, other than the goals relating to the performance of the Company’s investment portfolio relative to that of the Index and to capital markets transactions, was achieved. The Compensation Committee then applied negative discretion, applying the general evaluative factors discussed in the preceding section, to establish their 2011 cash bonus amounts at levels considered to be appropriate, taking such factors into account. Such amount, in Mr. Rosenkranz’s case, was equal to approximately 169% of his 2011 base salary and in Mr. Sherman’s case, was equal to approximately 135% of his 2011 base salary.

In the Compensation Committee’s exercise of negative discretion in establishing these amounts, the most significant element consisted of its subjective and qualitative evaluations of the Company’s 2011 overall financial, investment and operational performance and these executives’ contributions to this performance, and the amounts were set at levels that the committee believed would appropriately reward them for this performance and their contributions. The Committee’s evaluations took into account the extensive and ongoing involvement of Messrs. Rosenkranz and Sherman, individually and collectively, in formulating the financial, investment and operational strategies of the Company and of its insurance subsidiaries, entailing, among other things, decision-making relating to the management and deployment of capital, the allocation of the Company’s investment portfolio among various asset classes and the identification of specific investment opportunities, and insurance business focus, marketing, pricing and underwriting strategies, as well as ongoing roles in overseeing and guiding the implementation of these strategies. As such, the outcomes of these evaluations are typically aligned to a significant extent with the Committee’s evaluation of the elements of the Company’s performance for the year under review, whether favorable or unfavorable. For 2011, while significant stockholder value was created through the Tokio Marine Merger Agreement and significant progress was made by the Company during the year in the areas of capital management and the enhancement of its investment function, as well as in the growth of its insurance premiums, because the Company’s operating results and investment performance for the year were less favorable than in 2010, the 2011 cash bonuses for Messrs. Rosenkranz and Sherman were reduced by approximately 14% from their 2010 levels. In Mr. Coulter’s case, the Committee established the level of his bonus for 2011 based upon a subjective assessment of the extent and nature of his contributions toward the Company’s performance and accomplishments for the year and of his performance of the responsibilities of his position.

In Mr. Wilhelm’s case, each of the 2011 goals was achieved. The Compensation Committee then applied negative discretion, taking into account its evaluation of SNCC’s corporate performance on a stand-alone basis and the performance of SNCC’s executive management team as a whole, applying the evaluative factors discussed in the preceding section, to establish Mr. Wilhelm’s bonus for 2011 at a level equal to eighty percent of his 2011 base salary. In this evaluation, the Compensation Committee in its performance evaluation took into account SNCC’s significant growth in premiums and assets available for investment during the year, as well as its underwriting results, which were less favorable than in 2010.

The annual cash bonus for Mr. Burghart, who is employed in the operations of RSLIC, is established under the RSLIC annual management incentive compensation plan, which is the incentive compensation vehicle for all members of RSLIC management selected annually by RSLIC’s Compensation Committee to participate in such plan. Actions relating to Mr. Burghart’s compensation under this plan are subject to the separate review and approval of the Compensation Committee. The criterion determining the level of the bonus attainable under this plan for 2011 consisted of the attainment by RSLIC and its affiliated life insurance companies of an operating income target for the year of $168.4 million. Contingent upon the attainment of this goal, Mr. Burghart had the opportunity to earn a bonus of to up to 60% of his 2011 base salary, subject to a discretionary 10% upward or downward adjustment that applies uniformly to the annual bonuses of all plan participants and is based on a discretionary assessment of aspects of RSLIC’s corporate performance for the year beyond the level of operating income achieved, such as steps taken during the year to build for future corporate achievement and its teamwork with other members of the Company’s corporate group. Under this plan, if the operating income target for a plan year is not attained, any bonuses for that year are payable solely on a discretionary basis. As with the operating earnings-related performance goals for Messrs. Rosenkranz, Sherman and Coulter discussed above, this operating income goal is a non-GAAP financial measure under which the after-tax effects of realized investment gains and losses, as applicable, extraordinary items and results from discontinued operations are excluded from GAAP net income in order to focus on the performance of RSLIC’s continuing insurance operations. In 2011, while RSLIC’s insurance operations performed favorably for the year, both from the underwriting and premium revenue standpoints, RSLIC did not attain the 2011 operating income goal set forth in such plan. Based on this performance and taking into account the factors discussed above, the Compensation Committee approved, on a discretionary basis, an award to Mr. Burghart of a bonus at the full amount that would have been earned had the operating income goal been achieved.

Mr. Kiratsous received a sign-on cash bonus of $500,000 in connection with his being hired as the Company’s Executive Vice President and Chief Financial Officer in June 2011, as well as a guarantee that his cash bonus for 2011 would be in a minimum amount of $875,000. Based on the Committee’s subjective evaluation of the extent and nature of his contributions toward the Company’s performance and accomplishments for the year, including among others his significant involvement in the negotiation and implementation of the Tokio Marine Merger Agreement, the Committee awarded Mr. Kiratsous a cash bonus of $1,050,000.

Share-Based Compensation

General Objectives and Overview

As discussed above, the Company’s belief has been that a large component of its officers’ compensation should consist of share-based incentive compensation, which appreciates or depreciates in value in relation to the market price of our common stock. Accordingly, the Compensation Committee has in recent years made annual and other grants of share-based awards to the named executive officers and other key employees in such amounts as the Committee believed would accomplish the objectives of our compensation programs. The Company believes that these awards have provided substantial benefit to the Company in creating appropriate performance incentives and in facilitating the long-term retention of employees who add significant value.

Share-based awards to the named executive officers have taken the forms of options to purchase the Company’s Class A or Class B Common Stock, as applicable (referred to below as “options”), deferred or restricted share units (“Share Units”), which entitle the recipient to receive a number of shares of Company Class A or Class B Common Stock, as applicable, equal to the number of such units upon the completion of a specified deferral period, along with dividend equivalents during the period that such units are outstanding and restricted shares of Class A Common Stock. Such compensation has been awarded under the Company’s 2003 Employee Long-Term Incentive and Share Award Plan (the “Share Plan”) and, in the case of Mr. Rosenkranz, under the Company’s Second Amended and Restated Long-Term Performance-Based Incentive Plan. Summary descriptions of these plans begin at page 18 below.

Options and Restricted Shares

Options give the holder the right, generally for a period of ten years, to purchase a specified number of shares of Company stock at a specified exercise price, which is the NYSE closing price of the Class A Common Stock on the date of grant. The options will provide a financial benefit to the holder only to the extent that the price of our stock increases above the exercise price and the holder remains employed during the vesting period, which is generally five years, thus providing a substantial incentive for the employee to continue employment with the Company. Employees generally forfeit any options not vested at the time that their employment terminates. In addition, the options serve to align employees’ interests with those of our stockholders by providing an incentive to make contributions that will assist in increasing the market price of our stock. The Company has not backdated options or granted options retroactively.

Restricted shares of Class A Common Stock are issued and outstanding shares under which the holder has all of the rights of a stockholder, including the rights to vote the shares and receive dividends, except that they may not be sold, transferred, pledged or otherwise disposed of by the holder until they vest. Restricted shares whose vesting conditions are not satisfied are forfeited to the Company. Like options, restricted share awards have served to align employees’ interests with those of our stockholders by providing an incentive to make contributions that will assist in increasing the market price of our stock. The Company did not grant restricted shares to any named executive officers in 2011.

For the named executive officers employed by our insurance subsidiaries, we have emphasized the use of share-based awards having a performance-contingent incentive structure. The vesting of these awards is contingent upon the attainment by RSLIC, in the case of Mr. Burghart, and SIG, in the case of Mr. Wilhelm, of financial performance goals for specified multi-year performance periods relating to the respective subsidiaries’ cumulative pre-tax operating income (as defined in the respective option agreements) for these periods. Pre-tax operating income, in both cases, is a non-GAAP financial measure that applies various adjustments in order to focus on the performance of the subsidiaries’ continuing insurance operations. In both cases, the awards vest if the specified goal is met; otherwise, a reduced portion of such awards vest depending upon where the performance achieved falls within a specified range. If specified minimum performance targets for the applicable performance periods are not satisfied, the awards are forfeited in their entirety. Thus, these awards provide substantial incentives for performance that will serve the interests of the Company and its stockholders.

A performance-contingent incentive option program of this type was adopted by the Compensation Committee in 2008 for the members of SNCC executive management, including Mr. Wilhelm, for the 2008-2012 performance period, which contains three and five year performance periods, both of which began with the 2008 fiscal year. Based on the full achievement of the performance goal for the three year performance period under this program, sixty percent, or 135,000, of the 225,000 options granted to Mr. Wilhelm under this program became exercisable in 2011. The remainder of such options will become exercisable only to the extent that the financial performance goal for the five year period under this program is satisfied; otherwise, such options will be forfeited.

A similarly structured performance-contingent incentive option program was adopted by the Compensation Committee in 2009 for Mr. Burghart and the other members of RSLIC executive management for the 2009-2014 performance period, containing four and six year performance periods, both of which began with the 2009 fiscal year. In December 2010, the Compensation Committee approved modifications to the program which eliminated its six year performance period and reduced the level of the financial performance goal for the four year performance period. In conjunction with these modifications, Mr. Burghart surrendered 80,000 of the 200,000 options granted to him under the program and exchanged 60,000 of the remaining options, which were in-the-money, for 25,854 restricted shares of Class A Common Stock on a value-for-value basis taking into account the fair value of the restricted shares and the fair value of the exchanged options according to the Black-Scholes option pricing model. The remaining options and restricted shares will vest to the extent that the financial performance goal for the program’s four year performance period is satisfied; otherwise, they will be forfeited. The Compensation Committee determined that these modifications were appropriate in order to permit such program to continue to serve as an effective incentive for its participants, including Mr. Burghart, in light of the effects of the economic and interest rate environment on RSLIC’s ability to achieve the program’s financial goals and to provide for a balance between options and restricted shares.

Treatment of Equity Awards under the Tokio Marine Merger Agreement

In connection with the merger contemplated by the Tokio Marine Merger Agreement, the Company’s options, restricted shares and Share Units, including the options, restricted shares and Share Units held by the named executive officers, are subject to accelerated vesting. The Company’s options and restricted shares, other than options and restricted shares granted pursuant to the SNCC and RSLIC performance-contingent incentive programs discussed above, vested in full upon the approval of the contemplated merger at the special meeting of our stockholders held on March 13, 2012 and will entitle the holders thereof to the consideration set forth in the Tokio Marine Merger Agreement upon the consummation of such merger. The Share Units will vest in full and will entitle the holders thereof to the consideration set forth in the Tokio Marine Merger Agreement upon the consummation of the merger contemplated by such agreement. In the case of options and restricted shares granted pursuant to the SNCC and RSLIC performance-contingent incentive programs, although the vesting conditions discussed above relating to the attainment of financial performance goals will be deemed to have been fully achieved upon the consummation of the contemplated merger, the payments under the Tokio Marine Merger Agreement with respect to these equity awards will be made on December 31, 2012, in the case of the options, and March 5, 2013, in the case of the restricted shares, in each case, subject to the holder’s continued provision of services to Tokio Marine and its affiliates (including the Company and its subsidiaries) through the applicable payment date, and subject to earlier payment in the event of certain qualifying terminations of the holder’s employment. Additional information regarding the payments expected to be made to the named executive officers in respect of outstanding equity awards pursuant to the Tokio Marine Merger Agreement is contained in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 21, 2012.

Share Units

Share Units give the holder the right to receive one share of Company Class A or Class B Common Stock for each unit held and to receive dividend equivalents while the units are outstanding. As in the case of the options that we grant, Share Units are subject to substantial vesting requirements that provide the Company with significant benefits from the standpoint of employee retention. All of these requirements have been time-based to date.

2011 Grants and Granting Practices

In the cases of Messrs. Rosenkranz, Sherman and Coulter, share-based awards have been regularly made by the Compensation Committee over time on a discretionary basis, primarily in connection with the annual performance evaluations discussed above. In connection with Mr. Kiratsous’ being hired as the Company’s Executive Vice President and Chief Financial Officer in 2011, he received special sign-on awards of Class A Common Stock Share Units and Class A Common Stock options, as well as a guarantee that his minimum share-based award for 2011 would consist of Class A Common Stock Share Units in a number equal to $780,000 divided by the fair market value per share of the Class A Common Stock on the award date and Class A Common Stock options in a number equal to $2,340,000 divided by such fair market value on the award date. However, as noted above, the Tokio Marine Merger Agreement precludes the granting by the Company of new share-based awards. Accordingly, at the February 2012 meeting of the Compensation Committee, cash awards in lieu of share-based awards were granted as follows: Mr. Rosenkranz - $2,500,000, Mr. Sherman - $2,000,000, Mr. Kiratsous - $1,800,000 and Mr. Coulter - $400,000, respectively, in each case in respect of their performance during 2011. The levels of these awards to Messrs. Rosenkranz and Sherman were set at levels approximately 17% lower than those of the share-based awards granted in respect of their performance for 2010, based on the evaluative factors described above with respect to their 2011 cash bonuses. In Mr. Sherman’s case, such award was set at a level equal to 80% of the corresponding award to Mr. Rosenkranz, consistent with the relationship of his cash bonus for 2011 to that of Mr. Rosenkranz. The levels of such awards to Messrs. Kiratsous and Coulter were established based on the Compensation Committee’s evaluations of their performance for 2011 discussed above. See “Cash Compensation – Annual Bonus” above.

The Company’s annual grants of share-based awards to employees have generally been made at the same time each year. These grants have occurred at the regular Compensation Committee meeting held in February at which, as discussed above, the named executive officers’ performance evaluations are conducted. These meetings are scheduled significantly in advance, without regard to any information or expectations regarding future Company financial performance or announcements. Further, awards made at these meetings are made effective on the third day of market trading of the Company’s stock following the public announcement of the Company’s financial results for the preceding year, which has normally occurred shortly following the Compensation Committee’s February meeting. This practice ensures that the terms of these awards, such as option exercise prices, are reflective of the impact of such announcements on the Company’s stock price. All grants of share-based awards have been made directly by formal action of the Compensation Committee, which has not delegated any granting authority to management.

Employment and Severance Agreements

The named executive officers, except as described below in the “Potential Payments on Termination or Change in Control” section beginning at page 24, do not have term employment, severance or change-in-control agreements. Accordingly, with the exception of Mr. Wilhelm, the named executive officers serve on an at-will basis, which would enable the Company to terminate their employment and to determine the terms of any severance arrangement at such time. In addition, the terms of the Company’s share-based awards, as discussed above, subject such awards to forfeiture if specified vesting requirements are not satisfied prior to a named executive officer’s leaving the Company.

Tax Considerations

Section 162(m) of the Code limits the deductibility of certain compensation for the Chief Executive Officer, as well as the other named executive officers other than the person serving as the Company’s principal financial officer, in excess of $1 million per year unless certain specified conditions are met. The Compensation Committee intends to establish and maintain executive compensation levels and programs that will serve the purposes described in this Compensation Discussion and Analysis. The Compensation Committee has structured the Company’s current executive compensation arrangements in order to avoid limitations on deductibility, and will continue to do so in the future where this result can be achieved consistent with achieving these purposes.

SUMMARY COMPENSATION TABLE

The following table sets forth, with the exceptions described in the following sentence, the compensation paid by the Company and its subsidiaries to the Chief Executive Officer, the persons having served as the Company’s principal financial officer during the year ended December 31, 2011 and the other three most highly compensated executive officers of the Company and its subsidiaries for such year and the compensation paid by the Company to such individuals for the years ended December 31, 2010 and 2009.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (8)	Total
	Year	(3)	(4)	(5)	(6)	(4)	($)(7)	(9)	$
Robert Rosenkranz, Chief Executive Officer of the Company	2011	$890,000	$2,500,000	$1,500,000	$1,777,748	$1,500,000	$3,100,776	$97,768	$11,366,292
	2010	865,000	—	1,250,000	1,393,001	1,750,000	2,711,769	110,901	8,080,671
	2009	832,750	—	—	—	1,500,000	—	60,375	2,393,125

Stephan Kiratsous Executive Vice President and Chief Financial Officer of the Company (1)	2011	462,115	3,350,000	1,500,000	561,174	—	—	10,236	5,883,525

Thomas W. Burghart, Senior Vice President and Treasurer of the Company and of RSLIC (1)	2011	278,100	—	—	—	166,860	215,522	18,464	678,946
	2010	270,000	—	—	—	129,600	83,297	22,405	505,302
	2009	270,000	—	—	1,962,000	162,000	38,847	18,312	2,451,159

Donald A. Sherman, President and Chief Operating Office of the Company	2011	890,000	2,000,000	1,200,000	1,422,199	1,200,000	34,274	32,815	6,799,288
	2010	865,000	—	875,000	975,098	1,400,000	16,197	25,828	4,157,123
	2009	832,750	—	—	—	1,050,000	33,390	4,900	1,921,040

Mark A. Wilhelm, Chief Executive Officer of SNCC (2)	2011	658,523	27,438	—	—	526,818	—	16,715	1,229,494
	2010	658,133	27,438	—	—	658,523	—	15,565	1,359,659

Chad W. Coulter, Senior Vice President, General Counsel and Secretary of the Company (2)	2011	527,500	400,000	325,000	—	420,000	138,590	17,825	1,828,915
	2010	510,000		250,000	—	420,000	49,663	18,856	1,248,519

(1)	Mr. Kiratsous commenced employment with the Company as its principal financial officer on June 20, 2011. Prior to such time, Mr. Burghart served as the Company’s principal financial officer.
(2)	Messrs. Wilhelm and Coulter were not named executive officers in 2009.
(3)	Amounts include deferrals by named executive officers, where applicable, under RSLIC’s Retirement Savings (401(k)) Plan and Nonqualified Deferred Compensation Plan.
(4)	Amounts in the “Bonus” column include cash payments which were made to the named executive officers with respect to 2011 performance in lieu of regular annual grants of equity awards in order to comply with the prohibition of equity grants in the Tokio Marine Merger Agreement (see “Share-Based Awards - 2011 Grants and Granting Practices”). In addition, amounts in the “Bonus” column also include a signing bonus paid to Mr. Kiratsous in the amount of $500,000 (see “Cash Compensation - Annual Bonus”). Cash payments with respect to the 2011 plan year under the Company’s Annual Incentive Compensation Plan and the RSLIC Annual Management Incentive Compensation Plan are reported in the column “Non-Equity Incentive Plan Compensation.” While the cash payments made to the named executive officers in lieu of regular annual equity award grants were made in respect of their performance for 2011, if the Company had adhered to its regular practice of providing such compensation in the form of equity awards, under SEC rules, such grants would have been included as compensation in 2012 rather than in 2011.
(5)	Amounts represent the aggregate grant date fair values, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), of the Share Units awarded to the respective named executive officers during the applicable year indicated in the table. Each such award was made in respect of the officer’s performance during the prior year. Effective on February 18, 2011, 48,138, 38,510 and 10,430 Share Units were awarded to Messrs. Rosenkranz, Sherman and Coulter, respectively. On June 20, 2011, 53,628 Share Units were awarded to Mr. Kiratsous. Effective on February 17, 2010, 58,851, 41,196 and 11,770 Share Units were awarded to Messrs. Rosenkranz, Sherman and Coulter, respectively. The grant date fair value of a Share Unit is based on the market closing price per share of the Company’s Class A Common Stock on such date. These amounts do not necessarily reflect the values that will ultimately be realized with respect to these awards. Effective on December 29, 2010, Mr. Burghart received a grant of 25,854 performance-contingent incentive restricted shares of Class A Common Stock in exchange for 60,000 performance-contingent incentive options to purchase Class A Common Stock, which were in-the-money. See “Share-Based Compensation - Options and Restricted Shares” above. Because the fair values of the restricted shares and the options were equal, no incremental fair value was associated with such grant.
(6)	Amounts represent the aggregate grant date fair values, as computed in accordance with ASC 718, of the options granted to the respective named executive officers during the applicable year indicated in the table. In the case of Mr. Burghart, such options vest subject to the satisfaction of certain performance conditions. See Note L to the Consolidated Financial Statements included in this Form 10-K for the assumptions made in determining these fair values. These amounts do not necessarily reflect the values that will ultimately be realized with respect to these awards.
(7)

Amounts consist of estimates of the change in actuarial present value of the named executive officer’s accrued benefit under the Company’s retirement plans in 2011, 2010 and 2009. The amount shown for Mr. Rosenkranz for 2009 does not reflect a decrease in such value in the amount of $766,616. The key assumptions underlying these estimates are described in footnote 2 to the Pension Benefits Table on page 22. The amounts indicated for 2011 reflect a change in the discount rate utilized to 4.40% from the 5.60% rate utilized for 2010. No amount is payable from the plans before a participant attains age 55 (except in the case of a disability retirement). These amounts do not necessarily reflect the benefits that will ultimately be realized with respect to these plans. No above-market or preferential earnings, within the meaning of SEC rules, were paid under any Company non-qualified deferred compensation program.
(8)	The amounts indicated in the All Other Compensation column for 2011 relate to the following perquisites and other benefits:

Mr. Rosenkranz: services of a personal assistant ($70,141); personal use of a Company-provided car ($17,641); Company contributions to defined contribution plan and Company-paid group term life insurance premiums. In addition, the Company permitted the use of office space by personnel associated with Intelligence Squared U.S., a debate series sponsored by the Intelligence Squared U.S. Foundation, a nonprofit organization founded by Mr. Rosenkranz; however, no aggregate incremental cost to the Company was associated with such use.

Mr. Burghart: personal use of a Company-provided car; Company contributions to defined contribution plan; Company-paid group term life insurance premiums and executive medical reimbursements.

Mr. Sherman: personal use of Company-provided car; Company contributions to defined contribution plan and Company-paid group term life insurance coverage.

Mr. Wilhelm: Company contributions to defined contribution plan and Company-paid group term life insurance premiums.

Mr. Coulter: Company contributions to defined contribution plan; Company-paid group term life insurance premiums; executive medical reimbursements and Company-provided parking space.

(9)	The Company and its subsidiaries paid certain amounts in 2011, 2010 and 2009 under related party transactions to entities in which Mr. Rosenkranz had financial interests, portions of which were in turn earned by Mr. Rosenkranz in addition to the amounts set forth above. See “Certain Relationships and Related Transactions” beginning at page 32 below.

The following table provides information on options and Share Units granted and cash incentive plan awards, as applicable, to the indicated named executive officers during the year ended December 31, 2011:

Grants of Plan-Based Awards in 2011

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			Stock Awards Number of Shares of	All Other Option Awards Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value
Name	Grant Date	Threshold Amount $	Target Amount $	Maximum Amount $	Threshold Amount #	Target Amount #	Maximum Amount #	Stock or Units #	Underlying Options #	Awards per Share ($/sh)	of Stock and Option Awards (2)

Robert Rosenkranz	02/18/2011	$—	$—	$3,115,000	—	—	—	—	—	$—	$—
	02/18/2011	—	—	—	—	—	—	48,138	—	—	1,500,000
	02/18/2011	—	—	—	—	—	—	—	144,415	31.16	1,777,749

Stephan Kiratsous	06/20/2011	—	—	—	—	—	—	53,628	—	—	1,500,000
	06/20/2011	—	—	—	—	—	—	—	53,628	27.97	561,174

Thomas W. Burghart	02/18/2011	150,174	166,860	183,546	—	—	—	—	—	—	—

Donald A. Sherman	02/18/2011	—	—	2,492,000	—	—	—	—	—	—	—
	02/18/2011	—	—	—	—	—	—	38,510	—	—	1,200,000
	02/18/2011	—	—	—	—	—	—	—	115,532	31.16	1,422,199

Mark A. Wilhelm	02/18/2011	—	—	1,646,308	—	—	—	—	—	—	—

Chad W. Coulter	02/18/2011	—	—	1,107,750	—	—	—	10,430	—	—	325,000

(1)	The amounts indicated in the Maximum Amount column reflect the maximum possible 2011 cash incentive plan awards for the executive officers, where applicable. The actual 2011 awards for such officers under such plans are indicated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. See “Compensation Discussion and Analysis - Cash Compensation” above.
(2)	The amounts indicated in this column represent the grant date fair values of the awards, determined in accordance with ASC 718, of the indicated awards to Messrs. Rosenkranz, Kiratsous, Sherman and Coulter. See Note L to the Consolidated Financial Statements contained in the Company’s Form 10-K for the assumptions made in determining the ASC 718 values of options. The ASC 718 grant date fair values of the Share Units are determined by reference to the grant date fair value of the underlying shares.

Summary descriptions of the Company’s cash and share-based employee incentive compensation plans follow:

Annual Incentive Compensation Plan

Under the Company’s Annual Incentive Compensation Plan (the “Annual Incentive Plan”), its executive officers may earn annual bonus compensation contingent upon the attainment of certain pre-established performance goals adopted by the Compensation Committee in accordance with the plan’s terms. The Compensation Committee has the ability to exercise negative discretion to reduce the amount that would otherwise be payable under an award by reason of the applicable performance goal or goals having been achieved. We intend that compensation payable under the Annual Incentive Plan will constitute “qualified performance-based compensation” under Section 162(m) of the Code, and, consequently, should not be subject to its $1 million limit on deductibility. Messrs. Rosenkranz, Sherman, Coulter and Wilhelm were the participants in the Annual Incentive Plan for 2011. See “Compensation Discussion and Analysis - Cash Compensation” above.

Equity Compensation Plans

Long-Term Incentive Compensation Plan

The Second Amended and Restated Long-Term Performance-Based Incentive Plan (the “Long-Term Incentive Plan”) for Robert Rosenkranz, the Chairman and Chief Executive Officer of the Company, is intended to provide Mr. Rosenkranz with a compensation arrangement that rewards him for his contributions to the performance of the Company and enhancement of the interests of the Company’s stockholders. The Compensation Committee administers the Long-Term Incentive Plan and has the authority to determine the number of shares subject to any award, to grant awards annually, or at such other times as it deems appropriate, in accordance with the plan and to interpret the plan.

Following each fiscal year of the Company for which the Long-Term Incentive Plan is in effect, the Compensation Committee determines whether and to what extent to grant an award for such year (including the number of shares subject to any award it determines to grant), and the composition of such award as between Class B Common Stock Share Units and Class B Common Stock options, based on such criteria relating to Mr. Rosenkranz’s performance, the Company’s performance, the Company’s stock performance and such other factors for or relating to such year as it, in its discretion, deems relevant or, if applicable, the extent to which Mr. Rosenkranz is entitled to an award for such year based on the satisfaction of the performance criteria previously established by the Compensation Committee in its sole discretion for such year. For 2011, Mr. Rosenkranz received a cash award in lieu of an award under the Long-Term Incentive Plan. See “Share-Based Awards - 2011 Grants and Granting Practices” above.

The exercise price under options granted under the Long-Term Incentive Plan is determined by the Compensation Committee, but may not be less than the closing price on the NYSE of the Company’s Class A Common Stock on the date of grant, and the term of the options is ten years from the date of grant. Options become exercisable thirty days after the date of grant or such other time or times as determined by the Compensation Committee with respect to a particular award of such options. The Compensation Committee has generally provided for a ratable five-year vesting period in connection with such option grants. Mr. Rosenkranz is entitled to receive shares of Class B Common Stock in respect of Share Units awarded under the Long-Term Incentive Plan in connection with various specified events of termination of his employment, subject to the satisfaction of the supplemental vesting requirements imposed by the Compensation Committee in connection with the granting of such awards, which have generally been time-based. The Long-Term Incentive Plan also provides for payments to Mr. Rosenkranz in respect of any “golden parachute” excise tax imposed with respect to awards granted under the plan. See “Potential Payments on Termination or Change in Control”, beginning at page 24 below.

The Long-Term Incentive Plan will terminate on December 31, 2013.

2003 Employee Long-Term Incentive and Share Award Plan

Under the Share Plan, a total of 9,750,000 shares of Class A Common Stock are reserved for issuance upon the exercise of options, restricted shares, restricted share units (representing the right to receive shares of Class A Common Stock or cash, as applicable, at the end of the specified deferral period), and other share-based awards granted to employees and other participants thereunder.

As of March 31, 2012, performance-contingent incentive options relating to 4,728,000 shares of Class A Common Stock and options with time-vesting provisions relating to 1,685,905 shares of Class A Common Stock have been granted under the Share Plan, net of options forfeited or surrendered. 640,533 Class A Common Stock Share Units have been granted under the Share Plan. As of March 31, 2012, options for 2,016,606 shares of Class A Common Stock have been exercised. These exercises reduced the total number of outstanding Class A Common Stock options to 4,397,299, of which 3,033,433 options were vested as of March 31, 2012. Options currently outstanding under the Share Plan expire between 2013 and 2021. Options granted under the Share Plan have a maximum term of ten years and become exercisable at such times and in such amounts as are determined by the Compensation Committee at the time of grant. The exercise price under such options is the fair market value of the Class A Common Stock on the date of the grant, which, under the plan, is equal to the closing price per share of the Class A Common Stock, as reported on the NYSE for such date. The Share Units that have been granted to date under the Share Plan are subject to time-vesting provisions of various durations.

Second Amended and Restated Employee Stock Option Plan

The Second Amended and Restated Employee Stock Option Plan (the “Employee Option Plan”) was originally adopted in 1987, and was amended and restated in 1994 and in 1997 and further amended in 2001. The Employee Option Plan’s term expired on May 13, 2007 and no further grants will be made thereunder. The Employee Option Plan provided for a total of 7,650,000 shares of Class A Common Stock to be issued upon exercise of options granted thereunder, of which 7,486,568 options were granted, net of option forfeitures and expirations. As of March 31, 2012, 6,922,164 of such options have been exercised. These exercises reduced the total number of exercisable Class A Common Stock options outstanding to 564,404, all of which were vested as of March 31, 2012. Such outstanding options expire between 2011 and 2017. Options granted under the Employee Option Plan have a maximum term of ten years and become exercisable at such times and in such amounts as are determined by the Compensation Committee at the time of grant. The price per share upon the exercise of an option is 100% of the closing price per share of the Class A Common Stock, as reported on the NYSE for the option grant date.

The following table provides information concerning outstanding unexercised options, Share Units that have not vested, and equity incentive plan awards for each named executive officer as of the end of the most recently completed fiscal year. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award.

Outstanding Equity Awards at 2011 Fiscal Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)		Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Robert Rosenkranz	300,075	75,019	(1)	—		$40.1800	08/23/2017
	77,213	51,476	(1)	—		29.1400	02/15/2018
	300,000	200,000	(1)	—		29.8400	08/12/2018
	35,310	141,243	(1)	—		21.2400	02/17/2020
	—	144,415	(1)	—		31.1600	02/18/2021
								39,234	(2)	$1,738,066	—	—
								48,138	(3)	2,132,513	—	—

Stephan Kiratsous	—	53,628	(4)	—		$27.9700	06/20/2021
								53,628	(5)	$2,375,720	—	—

Thomas W. Burghart	225,000	—		—		$27.8733	04/22/2014
	75,000	—		—		31.1000	12/28/2015
	—	—		60,000	(6)	24.9100	08/05/2019
								25,854	(7)	$1,145,332	—	—

Donald A. Sherman	6,420	—		—		$17.5245	08/14/2012
	7,668	—		—		19.5600	05/29/2013
	5,696	—		—		26.3333	05/06/2014
	4,038	—		—		27.8533	05/25/2015
	150,000	—		—		36.0533	04/19/2016
	19,000	—		—		34.6200	06/08/2016
	41,145	10,287	(8)	—		40.8300	02/16/2017
	54,049	36,033	(8)	—		29.1400	02/15/2018
	24,717	98,871	(8)	—		21.2400	02/11/2020
	—	115,532	(8)	—		31.1600	02/18/2021
								5,715	(9)	$253,175	—	—
								20,018	(10)	886,797	—	—
								41,195	(11)	1,824,939	—	—
								38,510	(12)	1,705,993	—	—

Mark A. Wilhelm	135,000	90,000	(13)	—		$29.1400	02/15/2018

Chad W. Coulter	22,500	—		—		$25.8667	02/11/2014
	7,500	—		—		29.4333	02/09/2015
	15,000	—		—		31.3533	02/08/2016
	8,000	2,000	(14)	—		40.8300	02/16/2017
	51,000	34,000	(14)	—		29.1400	02/15/2018
								2,245	(9)	$99,454	—	—
								6,292	(10)	278,736	—	—
								11,770	(11)	521,411	—	—
								10,430	(12)	462,049	—	—

(1)	The unexercisable Class B Common Stock Share options expiring on 08/23/2017 were granted to Mr. Rosenkranz on 08/23/2007 and vest on 08/23/2012. The unexercisable Class B Common Stock Share options expiring on 2/15/2018 were granted to Mr. Rosenkranz on 02/15/2008 and vest in equal installments on 02/06/2012 and 02/06/2013. The unexercisable Class B Common Stock Share options expiring on 08/12/2018 were granted to Mr. Rosenkranz on 08/12/2008 and vest in equal installments on 08/12/2012 and 08/12/2013. The unexercisable Class B Common Stock Share options expiring on 02/17/2020 were granted to Mr. Rosenkranz on 02/17/2010 and vest in equal installments on 02/11/2012, 02/11/2013, 02/11/2014 and 02/11/2015. The unexercisable options expiring on 02/18/2021 were granted to Mr. Rosenkranz on 02/18/2011 and vest in equal installments on 02/18/2012, 02/18/2013, 02/18/2014, 02/18/2015 and 02/18/2016.
(2)	Class B Common Stock Share Units granted on 02/17/2010, subject to the requirement that a retirement that would otherwise entitle Mr. Rosenkranz to receive the underlying shares must occur on or after 02/11/2013. This requirement is eliminated in three equal installments, beginning on 02/11/2011.
(3)	Class B Common Stock Share Units granted on 02/18/2011, subject to the requirement that a retirement that otherwise entitle Mr. Rosenkranz to receive the underlying shares must occur on or after 02/09/2014. This requirement is eliminated in three equal installments, beginning on 02/09/2012.
(4)	The unexercisable options expiring on 06/20/2021 were granted to Mr. Kiratsous on 06/20/2011 and vest in equal installments on 06/20/2012, 06/20/2013, 06/20/2014, 06/20/2015 and 06/20/2016.
(5)	Class A Common Stock Share Units granted on 06/20/2011 which vest in equal annual installments on 06/20/2014, 06/20/2015 and 06/20/2016.

(6)	Class A Common Stock Share options granted on 08/05/09 will become exercisable only to the extent that a specified cumulative financial performance target for the 2009-2012 period is satisfied.
(7)	Restricted shares of Class A Common Stock granted on 12/29/2010 in exchange for 60,000 options to purchase Class A Common Stock. The restrictions on such shares will lapse only to the extent that a specified cumulative financial performance target for the 2009-2012 period is satisfied.
(8)	The unexercisable options expiring on 02/16/2017 were granted to Mr. Sherman on 02/16/2007 and vest on 02/07/2012. The unexercisable options expiring on 02/15/2018 were granted to Mr. Sherman on 02/15/2008 and vest in equal installments on 02/06/2012 and 02/6/2013. The unexercisable options expiring on 02/11/2020 were granted to Mr. Sherman on 02/17/2010 and vest in equal installments on 02/11/2012, 02/11/2013, 02/11/2014 and 02/11/2015. The unexercisable options expiring on 02/18/2021 were granted to Mr. Sherman on 02/18/2011 and vest in equal installments on 02/18/2012, 02/18/2013, 02/18/2014, 02/18/2015 and 02/18/2016.
(9)	Class A Common Stock Share Units granted on 02/16/2007 which vest on 02/02/2012.
(10)	Class A Common Stock Share Units granted on 02/15/2008 which vest in equal annual installments on 02/06/2012 and 02/06/2013.
(11)	Class A Common Stock Share Units granted on 02/17/2010 which vest in three equal annual installments beginning on 02/11/2013.
(12)	Class A Common Stock Share Units granted on 02/18/2011 which vest in three equal annual installments beginning on 02/09/2014.
(13)	Class A Common Stock Share options granted on 02/21/2008, of which 135,000 options became exercisable on 03/09/2011 based upon the satisfaction of a cumulative financial performance target for the 2008-2010 period and 90,000 of which will become exercisable to the extent that a specified financial performance target for the 2008-2012 period is satisfied. See “Compensation Discussion and Analysis - Share-Based Compensation - Options and Restricted Shares” above.
(14)	The unexercisable options expiring on 02/16/2017 were granted to Mr. Coulter on 02/16/2007 and will vest on 02/07/2012. The unexercisable options expiring on 02/15/2018 were granted to Mr. Coulter on 02/15/2008 and will vest on 02/06/2017.

The table below provides information relating to the number of shares of Common Stock acquired by the named executive officers during 2011 upon the exercise of options and the number of such officers’ Share Units that vested during such year.

Option Exercises and Stock Vested in 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Robert Rosenkranz	—	$—	357,724	(1)	$9,544,076	(1)

Stephan Kiratsous	—	—	—		—

Thomas W. Burghart	—	—	—		—

Donald A. Sherman	—	—	—	(2)	—	(2)

Mark A. Wilhelm	—	—	—		—

Chad W. Coulter	—	—	7,782		229,880

(1)	During 2011, the vested awards of Mr. Rosenkranz’s Class B Common Stock Share Units granted in January 1998 and January 1999, both in the amount of 178,862 units, were modified in order to provide for the delivery of the shares of stock underlying such awards to Mr. Rosenkranz on 11/11/2011. Also during 2011, the vesting requirements with respect to 14,298 and 19,617 of the Class B Common Stock Share Units granted to Mr. Rosenkranz on 02/15/2008 and 02/17/2010, respectively, were satisfied. However, under these units’ terms, the delivery of the underlying shares of Class B Common Stock, which, based on the closing price of the Company’s Class A Common Stock on the respective vesting dates, had aggregate values of $431,514 and $584,979, respectively, is deferred until after the termination of his employment. See “Compensation Discussion and Analysis - Share-Based Compensation - Share Units” above. The aggregate value of these underlying shares, as of year-end 2011, is included in the amount shown for Mr. Rosenkranz in the Aggregate Balance column of the table contained in the Nonqualified Deferred Compensation section below.

(2)	During 2011, the vesting requirements with respect to 5,714 and 10,009 of the Class A Common Stock Restricted Share Units granted to Mr. Sherman on 02/16/2007 and 02/15/2008, respectively, were satisfied. However, under these units’ terms, the underlying shares, which, based on the closing price of the Company’s Class A Common Stock on the respective vesting dates, had aggregate values of $172,449 and $302,072, respectively, is deferred until after the termination of his employment. See “Compensation Discussion and Analysis - Share-Based Compensation - Share Units” above. The aggregate value of these underlying shares, as of year-end 2011, is included in the amount shown for Mr. Sherman in the Aggregate Balance column of the table contained in the Nonqualified Deferred Compensation section below.

Retirement Plan Benefits

The table below shows the present value of the accumulated benefits payable to the named executive officers under the RSLIC Pension Plan (the “Pension Plan”), the RSLIC Supplemental Executive Retirement Plan (the “SERP”) and the Delphi Capital Management, Inc. Pension Plan for Robert Rosenkranz (the “DCM Pension Plan”) utilizing assumptions consistent with those used for purposes of the Company’s financial statements as of December 31, 2011. Descriptions of the terms of these plans follow.

Pension Benefits

as of Fiscal Year End

December 31, 2011

Name	Plan	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)

Robert Rosenkranz	Pension Plan	22	$977,109	$—
	DCM Pension Plan	32	17,290,933	—

Stephan Kiratsous (3)	—	—	—	—

Thomas W. Burghart	Pension Plan	30	567,739	—
	SERP	30	282,862	—

Donald A. Sherman	Pension Plan	4	118,700	—
	SERP	4	66,934	—

Mark A. Wilhelm (3)	—	—	—	—

Chad W. Coulter	Pension Plan	19	302,546	—
	SERP	19	181,391	—

(1)	The number of years of credited service became fixed as of December 31, 2009. Prior to the benefits under these plans being frozen in 2009, as discussed below, one year of credited service was provided for every year of employment in which 1,000 hours were completed. The years of Mr. Rosenkranz’s credited service, for purposes of the DCM Pension Plan, include ten years of service provided to Rosenkranz & Company, L.P. prior to the formation of the Company.
(2)	Estimated actuarial present values determined using the same assumptions and methods used in determining expenses in the Company’s 2011 financial statements, including, among others, a discount rate of 4.40%, the use of the RP-2000 Mortality Table projected to 2015, the election of a straight life annuity and the commencement of benefits at age 65. $6,055,480 of the present value amount indicated for Mr. Rosenkranz with respect to the DCM Pension Plan results from the additional years of credited service described in footnote 1 to this table.
(3)	Mr. Kiratsous and Mr. Wilhelm do not participate in the referenced plans.

Pension Plan

The Pension Plan is a noncontributory, tax-qualified defined benefit pension plan that provides retirement and, in certain instances, death benefits to employees of RSLIC, FRSLIC and DCM, including the named executive officers employed by such companies other than Mr. Kiratsous. Because, under action taken in 2009, the participants’ benefits under such plan were frozen at the amounts accrued as of December 31, 2009, no additional benefits will accrue under the Pension Plan after such date for any of the plan participants.

Formula. The annual benefit under the Pension Plan at an employee’s normal retirement age of 65 is determined for current employees by adding (i) the employee’s years of service through December 31, 2009 up to 35 years multiplied by the sum of (a) 0.85% of the employee’s average compensation (which, for such purpose, consists primarily of the employee’s taxable income as reported on Form W-2, with certain exclusions) for the five consecutive calendar years prior to 2010 for which such average would be the highest (“Average Compensation”) up to the Social Security covered compensation level and (b) 2% of the employee’s Average Compensation in excess of the Social Security covered compensation level, plus (ii) 1% of the employee’s Average Compensation multiplied by his years of service through December 31, 2009 in excess of 35.

Vesting. Benefits vest after five years of service with RSLIC, FRSLIC and/or DCM.

Retirement Age. A participant becomes eligible to receive benefits at the normal retirement age of 65. Early retirement at the attainment of age 55 is available to a participant with at least ten years of service. If early retirement is elected, benefits are reduced by 6.67% for each of the first five years, and 3.3% for each of the next five years, by which the retirement commencement date precedes the normal retirement age of 65. If retirement is deferred beyond the normal retirement age of 65, as is the case for Mr. Rosenkranz, benefits are increased to reflect the actuarial equivalent value thereof.

Forms of Benefit. Employees may elect to receive pension benefits under a single life annuity; otherwise, in the case of married employees, benefits will be paid in the form of a 50% joint and survivor benefit. Optional forms of payment also include an actuarially adjusted 100% contingent annuity and a life annuity with 10 years certain. The Pension Plan also provides survivor benefits to the spouse of an employee who dies with a vested benefit.

SERP

The SERP provides certain employees of RSLIC, FRSLIC and DCM, including the named executive officers employed by such companies other than Mr. Rosenkranz, with retirement income supplemental to that furnished under the Pension Plan by increasing the amount of compensation includible for purposes of determining pension benefits above the amount permitted under the Pension Plan due to the Code limit discussed in the preceding section. As a result of various amendments made to the SERP in 2009 corresponding to those made concurrently to the Pension Plan which, among other things, froze the participants’ benefits under the SERP at the amounts accrued as of December 31, 2009, no additional benefits will accrue under the SERP after such date for any of the plan participants, including the named executive officers.

The SERP is not qualified under the Code and is unfunded. Retirement benefits under the SERP are calculated in substantially the same manner as under the Pension Plan, for the aforementioned increase in that the maximum compensation includible under the SERP. This amount is increased annually by the Social Security Cost of Living Adjustment. The annual benefit payable under the SERP is reduced by the annual benefit payable under the Pension Plan. The other terms and conditions of the SERP are substantially similar to those of the Pension Plan.

DCM Pension Plan

The DCM Pension Plan is a nonqualified defined benefit pension plan that provides Robert Rosenkranz with retirement benefits supplemental to those furnished under the Pension Plan. Concurrently with the amendments made to the Pension Plan and the SERP in December 2009, as described above, an amendment was made to the DCM Pension Plan to freeze Mr. Rosenkranz’s benefit under such plan at the amount accrued as of December 31, 2009. Accordingly, no additional benefits will accrue to him under such plan after such date.

The annual benefit under the DCM Pension Plan at age 65 is determined by adding (i) Mr. Rosenkranz’s years of service (which, for this purpose, include his years of service with Rosenkranz & Company, L.P. prior to the formation of the Company) through December 31, 2010 up to 35 years multiplied by the sum of (a) 0.85% of his Average Compensation up to the Social Security covered compensation level and (b) 2% of his Average Compensation in excess of the Social Security covered compensation level, plus (ii) 1% of his Average Compensation multiplied by his years of service in excess of 35, and subtracting from such sum the amount of the benefit payable to him under the Pension Plan. The DCM Pension Plan is unfunded; however, plan payments are unconditionally guaranteed by the Company under a guarantee agreement between the Company and Mr. Rosenkranz.

The other terms and conditions of the DCM Pension Plan are substantially similar to those of the Pension Plan, as described above.

Nonqualified Deferred Compensation

Under the RSLIC Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), certain employees of RSLIC, FRSLIC and DCM, including the named executive officers employed by these companies, can elect on an annual basis to defer from 1% to 10% of their cash compensation to be earned during the following year, with deferred amounts, plus investment earnings thereon, to be paid in accordance with the officers’ elections with regard to the timing and form of distributions following the termination of employment. Amounts deferred can be allocated to investment options comparable to the mutual fund options available under RSLIC’s 401(k) plan.

As part of the share-based component of the Company’s compensation program, Share Units are granted to certain of the named executive officers. As discussed above, Messrs. Rosenkranz, Sherman and Kiratsous are not entitled to receive the shares of Company common stock underlying such Share Units until after the termination of employment, subject to a further six-month deferral period where required by Section 409A of the Code. Accordingly, these executives’ ability to realize monetary benefit from their Share Units, other than the dividend equivalents thereon, is deferred until such termination and the expiration of any required additional deferral period. See “Compensation Discussion and Analysis - Share-Based Compensation” above.

Name	Executive Contributions In Last Fiscal Year ($)	Registrant Contributions In Last Fiscal Year ($)	Aggregate Losses In Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions In Last Fiscal Year ($)		Aggregate Balance At Last Fiscal Year End ($)

Robert Rosenkranz	$—	$—	$—	$432,694	(1)	$28,982,655	(2)

Stephan Kiratsous	—	—	—	12,871	(3)	2,375,720	(4)

Thomas W. Burghart	—	—	(3,221)	—		—

Donald A. Sherman	—	—	—	59,632	(5)	5,620,607	(6)

Mark A. Wilhelm	—	—	—	—		—

Chad W. Coulter	—	—	—	—		—

(1)	Amounts consist of dividend equivalents paid in 2011 with respect to the Share Units described in footnote 2.
(2)	Includes 566,864 vested and 87,372 unvested Class B Common Stock Share Units, as to which the underlying shares of Class B Common Stock will not be received by Mr. Rosenkranz until after the termination of his employment, assuming, in the case of the unvested units, the satisfaction of their vesting requirements. See “Compensation Discussion and Analysis - Share-Based Compensation - Share Units” above. The grants of these Share Units were previously reported as compensation to Mr. Rosenkranz in prior years’ proxy statements in the Summary Compensation Tables relating to the years to which such grants were made.
(3)	Amounts consists of dividend equivalents paid in 2011 with respect to the Share Units described in footnote 4.
(4)	Includes 53,628 unvested Class A Common Stock Share Units as to which the underlying shares of Class A Common Stock will not be received by Mr. Kiratsous until after the termination of his employment, assuming the satisfaction of the units’ vesting requirements. See “Compensation Discussion and Analysis - Share-Based Compensation - Share Units” above.
(5)	Amounts consist of dividend equivalents paid in 2011 with respect to the Share Units described in footnote 6.
(6)	Includes 21,438 vested and 105,438 unvested Class A Common Stock Share Units as to which the underlying shares of Class A Common Stock will not be received by Mr. Sherman until after the termination of his employment, assuming the satisfaction of the units’ vesting requirements. See “Compensation Discussion and Analysis - Share-Based Compensation - Share Units” above. The grants of these Share Units were previously reported as compensation to Mr. Sherman in prior years’ proxy statements in the Summary Compensation Tables relating to the years to which such grants were made.

Potential Payments on Termination or Change in Control

The Company’s change of control-related severance agreements and employment agreements for its named executive officers are described in this section. This section contains information relating to benefits that would have been payable under such agreements, and under other existing plans and arrangements, based on a hypothetical termination of the relevant named executive officer’s employment on December 31, 2011. These benefits are in addition to those generally furnished to all salaried employees of the subsidiary by which the named executive officer is employed that would have applied in the event of such termination, depending on the circumstances; for example, disability and group life insurance benefits, retirement savings plan distributions and accrued vacation pay.

This section does not reflect the amounts expected to become payable in connection with the merger contemplated by the Tokio Marine Merger Agreement, which are described in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 21, 2012. Such proxy statement should be reviewed for information regarding the change in control payments expected to be become payable in connection with such merger.

Under the terms of the Share Units granted to Messrs. Rosenkranz, Sherman and Kiratsous, the receipt of the underlying shares of Common Stock will occur only following termination of employment. Accordingly, to the extent that the Share Units’ time-vesting requirement has then been met, the termination of either of their employment for any reason other than by the Company for cause, including a voluntary termination or retirement, will, subject to a further six-month deferral period where required by Section 409A of the Code, entitle such officer to receive the number of shares of Company Class B (in Mr. Rosenkranz’s case) or Class A Common Stock (in the cases of Mr. Sherman and Mr. Kiratsous) that corresponds to the number of Share Units that had become vested at the time of such termination. In addition, each of the Share Unit awards granted to Messrs. Rosenkranz, Sherman, Kiratsous and Coulter will, to the extent not then already vested, vest in its entirety upon the consummation of a change in ownership with respect to the Company or the holder’s termination of employment due to death or disability, by the Company without cause or voluntary termination for good reason, as these terms as defined in the applicable award agreements and, in the case of Mr. Rosenkranz, the Long-Term Incentive Plan and as described below. For these purposes:

•

“cause” means, as to the termination by the Company of a named executive officer’s employment, the officer’s (a) conviction of a felony or other crime involving fraud, dishonesty or moral turpitude, (b) fraud with respect to the business of the Company, or (c) gross neglect of his duties.

•

a “change of ownership” occurs if (a) the current members of the Board of Directors and subsequent members having been approved by the Board pursuant to specified conditions cease to constitute a majority of the Board; (b) the stockholders approve a merger, consolidation, recapitalization or reorganization of the Company, reverse split of any class of voting securities of the Company, or an acquisition of securities or assets by the Company, or the sale or disposition by the Company of all or substantially all of the Company’s assets, or if any such transaction is consummated without stockholder approval, unless in any such case the Company’s voting stockholders receive in the transaction voting securities representing more than 60% of the voting power of the surviving or transferee entity; or (c) the stockholders approve a plan of complete liquidation of the Company.

•

“disability” means an illness, injury, accident or condition causing the named executive officer to be unable to substantially perform the duties and responsibilities of his position for 180 days during a period of 365 consecutive calendar days.

•

“good reason” means, as to a termination of employment by a named executive officer: (a) failure to reelect him to his officer position (except for termination for cause or due to disability); (b) reduction in the officer’s base salary; (c) the failure to continue in effect any retirement, life insurance, medical insurance or disability plan unless substantially comparable benefits are provided; (d) an involuntary termination of the officer’s employment for cause that is not effected in compliance with specified procedural requirements or (e) in the case of Mr. Rosenkranz only, the termination of employment to enter public service.

In addition, the terms of the Share Units and of the options granted to Mr. Rosenkranz under the Long-Term Incentive Plan and the terms of the Share Units and options granted to Messrs. Sherman, Kiratsous and Coulter under the Share Plan entitle such executives to receive payments in respect of any “golden parachute” excise tax imposed by Section 4999 of the Code in respect of the vesting of such Share Units or options due to a change in control as described in Section 280G of the Code in order to adjust, on an after-tax basis, for the amount of any such tax. No payments to any of the named executive officers would have been required under such terms with respect to a change in ownership event having occurred at December 31, 2011.

SNCC is party to an employment agreement with Mr. Wilhelm with a five-year term expiring in December 2012, pursuant to which Mr. Wilhelm serves as the Chief Executive Officer of SNCC. The agreement established a minimum base salary, provides for an annual discretionary bonus and entitles him to receive various benefits maintained for SNCC’s senior executives. Under this agreement, in the event of a termination of employment by SNCC without “cause” (except in the event of a termination pursuant to the annual termination option described below) or by Mr. Wilhelm for “good reason,” Mr. Wilhelm will be entitled to: (a) accrued obligations, (b) a lump-sum payment in an amount equal to 18 months’ base salary, at the rate of his then-current annual base salary, (c) welfare benefit continuation for a period of up to 18 months (including medical, prescription, dental, disability, salary continuance, employee life, accidental death and travel insurance plans and programs) and (d) to the extent not previously paid or provided, the timely payment to Mr. Wilhelm or his family of any other amounts or benefits required to be paid or provided to which Mr. Wilhelm and/or his family is entitled. Notwithstanding the foregoing severance entitlements, each December, with the unanimous consent of the management of SNCC, the board of directors of the Company may terminate Mr. Wilhelm’s employment upon its determination that he has failed to satisfactorily perform his duties as an executive of the Company by giving Mr. Wilhelm notice of termination effective December 31. In the event of such termination, Mr. Wilhelm is only entitled to payment of accrued obligations.

In the event that Mr. Wilhelm’s employment is terminated by SNCC for “cause” or by Mr. Wilhelm other than for “good reason,” Mr. Wilhelm is not entitled to any payments or benefits under his employment agreement.

For purposes of Mr. Wilhelm’s employment agreement, “good reason” is generally defined to mean any of the following events: (1) the assignment to Mr. Wilhelm of any duties inconsistent in any respect with Mr. Wilhelm’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated under Mr. Wilhelm’s employment agreement, or any other action by SNCC which results in a material diminution in such position, authority, duties or responsibilities; (2) the failure by SNCC or any affiliate of SNCC to continue in effect any benefit or compensation plan, stock ownership plan, life insurance plan, health and accident plan or disability plan to which Mr. Wilhelm is entitled as specified in Mr. Wilhelm’s employment agreement such that any or all of such failures shall materially and adversely affect Mr. Wilhelm’s benefits or compensation thereunder taken as a whole, unless any such discontinuation of any such benefit or plan is applicable to all SNCC executives; (3) the taking of any action by SNCC which would adversely affect Mr. Wilhelm’s participation in, or materially reduce Mr. Wilhelm’s benefits under, any plans described in Mr. Wilhelm’s employment agreement such that the taking of any such action or actions shall materially and adversely affect Mr. Wilhelm’s benefits or compensation thereunder taken as a whole, unless any such reduction in benefits is applicable to all plan participants, or deprive Mr. Wilhelm of any material fringe benefit enjoyed by Mr. Wilhelm as described in Mr. Wilhelm’s employment agreement, or the failure by SNCC to provide Mr. Wilhelm with the number of paid vacation days to which Mr. Wilhelm is entitled as described in Mr. Wilhelm’s employment agreement such that any or all of such failures shall materially and adversely affect Mr. Wilhelm’s benefits or compensation hereunder taken as a whole; (4) SNCC’s requiring Mr. Wilhelm to be based at any office or location other than St. Louis, Missouri; (5) a material breach by the Company of any provision of Mr. Wilhelm’s employment agreement; or (6) any purported termination by SNCC of Mr. Wilhelm’s employment otherwise than as expressly permitted by Mr. Wilhelm’s employment agreement. In general, with respect to each of the foregoing “good reason” events, Mr. Wilhelm’s employment agreement provides SNCC with the opportunity to cure such event, in which case “good reason” will not be triggered.

In addition, under the terms of Mr. Wilhelm’s performance-contingent incentive options described above (see “Compensation Discussion and Analysis - Share-Based Awards - Options and Restricted Shares” above), if his employment were terminated during the options’ 2008-2012 performance period due to his death or disability, by SNCC without cause, or by him with good reason, such options would vest based on SNCC’s financial performance for the full period, but the number of such vested options would be pro-rated to reflect the portion of the period during which he was not employed. Finally, if a termination of Mr. Wilhelm’s employment by SNCC other than for cause or by him for good reason were to occur following a change in ownership of the Company, and SNCC had, at that point, satisfied a specified minimum financial performance requirement under his performance-contingent incentive options discussed above for the portion of the performance period then having elapsed, the vesting of these options would be accelerated in its entirety. For these purposes, “change in ownership” has the same definition as described above in relation to the Share Units and “cause” and “good reason” have the same definitions as in Mr. Wilhelm’s employment agreement.

The terms of the options granted to the named executive officers on a time-vesting basis do not provide for acceleration of their vesting due to the holder’s retirement or voluntary or involuntary termination of employment, but do, in certain cases, provide for their full acceleration in the event of a change of ownership with respect to the Company, which is defined as described above in relation to the Share Units, or in the event of the death or disability (as determined by the Compensation Committee) of the holder.

Under the terms of Mr. Burghart’s performance-contingent incentive options and restricted share awards described above (see “Compensation Discussion and Analysis - Share-Based Awards - Options and Restricted Shares”), such awards vest upon the termination of his employment on the following terms: If his employment were terminated during the 2009-2012 performance period due to death or disability, by RSLIC without cause or by him with good reason, such options and restricted shares would vest based on RSLIC’s financial performance for the full period, but the number of such vested options and shares would be pro-rated to reflect the portion of the period during which he was not employed. In addition, if an employment termination by RSLIC other than for cause or by the optionee for good reason were to occur following a change of ownership of the Company, and RSLIC had, at that point, satisfied the stated minimum financial performance requirement for the portion of the performance period then having elapsed, he would, unless the vesting of these options and restricted shares was then accelerated in its entirety, be entitled to receive an amount equal to the Black-Scholes value of the options. For purposes of these provisions, the definitions of “cause,” “change in ownership,” and “good reason” are substantially similar to those described above in relation to the Share Units.

The table below reflects the estimated amounts of the compensation and benefits that would have been payable to the named executive officers under the plans and arrangements described in this section in the various events of termination of employment specified in the table’s columns. The amounts shown assume that such terminations were effective as of December 31, 2011, and thus include only amounts and awards having been earned or received through such date. As to share-based awards, such amounts are based upon the December 30, 2011 closing price of the Company’s Class A Common Stock. The actual amounts that would be paid to a named executive officer upon termination of employment would be determined only at the time of such termination.

	Involuntary Not For Cause Termination	Involuntary For Good Reason Termination	Change in Ownership	Disability	Death

Robert Rosenkranz:
Share Unit Vesting Acceleration	$3,870,580	$3,870,580	$3,870,580	$3,870,580	$3,870,580

Stephan Kiratsous:

Share Unit Vesting Acceleration	2,375,720	2,375,720	2,375,720	2,375,720	2,375,720
Post-Employment Option Vesting	875,745	875,745	875,745	875,745	875,745

Thomas W. Burghart:
Restricted Share Vesting Acceleration (1)	1,145,332	1,145,332	—	572,666	572,666
Post-Employment Option Vesting (1)	1,163,400	1,163,400	—	581,700	581,700

Donald A. Sherman:

Share Unit Vesting Acceleration	4,670,903	4,670,903	4,670,903	4,670,903	4,670,903
Post-Employment Option Vesting	4,380,012	4,380,012	4,380,012	4,380,012	4,380,012

Mark A. Wilhelm:
Cash Severance	987,785	987,785	—	—	329,262
Health and Welfare Benefits	51,837	51,837	—	—	—

Chad W. Coulter:

Share Unit Vesting Acceleration	1,361,649	1,361,649	1,361,649	1,361,649	1,361,649
Post-Employment Option Vesting	—	—	—	—	—

(1)	The amounts shown in the first and second columns for Mr. Burghart assume that the termination had been preceded by a change of ownership event. Otherwise, the amounts would be equal to the lesser amounts shown for the applicable award in the fourth and fifth columns. See “Compensation Discussion and Analysis - Share-Based Awards - Options and Restricted Shares” above.

Directors’ Compensation

The following table sets forth the compensation paid by the Company to the non-employee directors of the Company during 2011.

Name	Fees Earned or Paid in Cash (1) $	Stock Awards (2) $	Option Awards (3) $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation (4) $	Total $

Kevin R. Brine	$64,000	$50,000	$57,342	$—	$—	$40,000	$211,342

Edward A. Fox	158,250	50,000	57,342	—	—	40,000	305,592

Steven A. Hirsh	151,900	50,000	57,342	—	—	—	259,242

James M. Litvack	151,167	50,000	57,342	—	—	7,090	265,600

James N. Meehan	155,750	50,000	57,342	—	—	—	263,092

Philip R. O’Connor	153,049	50,000	57,342	—	—	39,420	299,811

Robert F. Wright	37,750	74,998	57,342	—	—	22,000	192,090

(1)	Fees earned consist of the annual retainer for Board service and Board and committee meeting fees. As discussed below, outside directors have the ability to receive options or restricted shares, in lieu of cash, in payment of the annual retainer. The following directors received, on May 11, 2011, Class A Common Stock Options, in lieu of cash, in respect of all or part of their annual retainers in the following amounts: Mr. O’ Connor - 5,028 options; Mr. Hirsh - 2,514 options and Mr. Litvack - 2,011 options. In addition, Mr. Wright received, on May 11, 2011, 838 restricted shares of Class A Common Stock in lieu of cash. The grant date fair values of these restricted shares and options, and the exercise price under the options, were the same as for the grants of restricted shares and options as set forth in notes (2) and (3) below.

(2)	Amount represents the aggregate grant date fair values, computed in accordance with ASC 718, of the restricted shares granted to each outside director on May 11, 2011. The grant date fair value per share for the restricted shares, which was based on the market closing price per share of the Company’s Class A Common Stock on such date, was $29.83. These amounts do not necessarily reflect the values that will ultimately be realized with respect to the grant. Further information relating to the terms of these restricted shares is contained in the discussion below.
(3)	Amounts represent the aggregate grant date fair values, computed in accordance with ASC 718, of the options granted to each outside director on May 11, 2011. See Note L to the Consolidated Financial Statements included in this Form 10-K for the assumptions made in determining such values. The exercise price under such assumptions was $29.83 and the grant date fair value per option was $11.40. These amounts do not necessarily reflect the values that will ultimately be realized with respect to these grants. Further information relating to the terms of these options is contained in the discussion below.
(4)	Includes Company matches of charitable gifts under the program discussed below.

The following table sets forth additional information relating to restricted share and option awards to the non-employee directors of the Company that were outstanding as of as of December 31, 2011:

Name	Number of Restricted Shares	Number of Options

Kevin R. Brine	2,942	87,028

Edward A. Fox	2,942	143,115

Steven A. Hirsh	2,942	84,591

James M. Litvack	2,942	81,363

James N. Meehan	2,942	79,901

Philip R. O’Connor	2,942	125,127

Robert F. Wright	3,361	81,669

Each outside director presently serving on the Board receives an annual retainer for such service in the amount of $50,000 (the “Annual Retainer”). In addition, outside directors receive a fee of $750 plus expenses for each Board of Directors and committee meeting attended, except that the fee is $1,000 for Audit Committee meetings. Under the 2011 Outside Directors Stock Plan (the “Directors Plan”), the Company has provided to its outside directors the opportunity to receive, in lieu of cash in respect of the Annual Retainer, options to purchase Class A Common Stock and restricted shares of Class A Common Stock, as well as annual grants of options and restricted shares that are separate and apart from the Annual Retainer, all as described below.

Under the Directors Plan, the Annual Retainer is paid through the grant of options, unless such director elects in advance to receive the Annual Retainer in cash or in restricted shares. Options (or, if elected by the outside director, restricted shares) are granted on the first business day following the date on which each outside director is elected, reelected or appointed. The number of options granted is equal to (a) three times the director’s Annual Retainer for the applicable period divided by (b) the closing price per share of the Class A Common Stock, as reported through the NYSE on the grant date, and the exercise price is equal to such closing price. If restricted shares are elected by an outside director, the number of restricted shares granted is equal to the nearest number of whole shares determined by dividing the Annual Retainer by such closing price on the date of grant. Options or restricted shares granted in respect of the Annual Retainer vest in four quarterly installments and options expire ten years from the date of grant.

In addition, under the Directors Plan, each outside director in office on the business day following the Company’s Annual Meeting of Stockholders receives grants of (a) restricted shares of Class A Common Stock in an amount equal to the nearest whole number determined by dividing $50,000 by the fair market value on the award date and (b) options exercisable for a number of shares of Class A Common Stock equal to the nearest whole number determined pursuant to the following formula: Number of option shares = ($50,000 multiplied by 3) divided by (fair market value on the award date). For the option grant, the exercise price per share is 100% of the fair market value on the date of the grant. For all purposes of the Directors Plan, the fair market value for a given date is the closing price per share of Class A Common Stock, as reported through the NYSE (the “NYSE Closing Price”), for such date. The restricted shares and options both vest in three equal annual installments, commencing on the first anniversary of the date of the grant, and the options expire ten years from the date of grant. All options have a term of ten years from the date of grant.

In addition to the formulaic annual option grants under the Directors Plan, as described above, the Board of Directors of the Company has the ability to make grants of options to outside directors at such times and in such amounts as are determined in its discretion. As is the case for options granted under the formulaic provisions of the plan, the exercise price for any options granted under this provision is the closing price per share of the Class A Common Stock, as reported on the NYSE for the grant date, and such options expire ten years from the date of grant.

The Company has a matching charitable gifts program for its outside directors under which the Company matches, on a two-to-one basis, charitable contributions made by the director to qualified educational institutions and institutions dedicated to the advancement of the arts, under which the maximum amount of the Company’s matching contributions for any one director in any calendar year is $40,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by each of the Company’s directors and named executive officers, each person known by the Company to own beneficially more than five percent of common stock and all directors and executive officers of the Company as a group as of February 2, 2012. This information assumes the exercise by each person (or all directors and officers as a group) of such person’s stock options exercisable on or within 60 days of such date and the exercise by no other person (or group) of stock options. Unless otherwise indicated, each beneficial owner listed below is believed by the Company to own the indicated shares directly and have sole voting and dispositive power with respect thereto.

Name of Beneficial Owner	Amount and Nature of Ownership		Percent of Class
Class B Common Stock:
Five or greater percent owner:
Rosenkranz & Company, L.P.	5,228,739	(1)	85.6%
Directors and Named Executive Officers:
Robert Rosenkranz	6,914,087	(1)	100.0%
Kevin R. Brine	—		—
Thomas W. Burghart	—		—
Chad W. Coulter	—		—
Edward A. Fox	—		—
Steven A. Hirsh	—		—
Stephan A. Kiratsous	—		—
James M. Litvack	—		—
James N. Meehan	—		—
Philip R. O’Connor	—		—
Donald A. Sherman	—		—
Mark A. Wilhelm	—		—
Robert F. Wright	—		—
Directors and Officers as a group (13 persons)	6,914,087		100.0%
Class A Common Stock:
Five or greater percent owners:
BlackRock, Inc	3,958,405	(2)	8.1%
EARNEST Partners, LLC	2,883,644	(3)	5.9%
Dimensional Fund Advisors LP	3,263,914	(4)	6.6%
Allianz Global Investors Capital LLC	1,812,043	(5)	3.7%
The Vanguard Group, Inc.	2,609,210	(6)	5.3%
Directors and Named Executive Officers:
Robert Rosenkranz	303,464	(1)	*
Kevin R. Brine	291,553	(7)	*
Thomas W. Burghart	331,425	(8)	*
Chad W. Coulter	150,382	(9)	*
Edward A. Fox	147,757	(10)	*
Steven A. Hirsh	93,396	(11)	*
Stephan A. Kiratsous	53,628	(12)	*
James M. Litvack	71,085	(13)	*
James N. Meehan	87,577	(14)	*
Philip R. O’Connor	116,645	(15)	*
Donald A. Sherman	581,230	(16)	*
Mark A. Wilhelm	550,312	(17)	*
Robert F. Wright	90,764	(18)	*
Directors and Executive Officers as a group (13 persons)	2,869,218	(19)	5.8%

*	Amount is less than 1% of Class.

(1)	Mr. Rosenkranz, as the beneficial owner of the general partner of Rosenkranz & Company, L.P., has the power to vote the shares of Class B common stock held by Rosenkranz & Company, L.P. Accordingly, Mr. Rosenkranz may be deemed to be the beneficial owner of all of the shares of the Company held by Rosenkranz & Company, L.P. Mr. Rosenkranz disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. At January 9, 2012, a total of 1,125,019 of such shares were pledged as security in connection with a revolving line of credit. In addition, a limited partnership beneficially owned by a family trust of Mr. Rosenkranz has 882,818 additional shares of Class B common stock. Mr. Rosenkranz also has direct or beneficial ownership of 53,464 shares of Class A common stock and may be deemed to be the beneficial owner of 250,000 shares of Class A common stock owned by a closely-held corporation. Mr. Rosenkranz disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. The remaining indicated shares of Class B common stock consist of 802,530 shares of Class B common stock which may be acquired pursuant to stock options within 60 days. The address of Rosenkranz & Company, L.P. and Mr. Rosenkranz is 590 Madison Avenue, New York, NY 10022.
(2)	Based on a Schedule 13G/A, dated January 20, 2012 (filed with SEC on February 10, 2012), filed with the SEC, BlackRock, Inc. is deemed to have beneficial ownership of 3,958,405 shares of Class A common stock, of which BlackRock, Inc. is considered a beneficial owner since it has the sole dispositive and voting power for such shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of Class A common stock, with no one of such persons having an interest in such shares relating to more than five percent of the class. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(3)	Based on a Schedule 13G/A, dated February 10, 2012 (filed with SEC on February 13, 2012), filed with the SEC, EARNEST Partners, LLC is deemed to have beneficial ownership of 2,883,644 shares of Class A common stock owned by clients of EARNEST Partners, LLC, of which EARNEST Partners, LLC is considered a beneficial owner since it has the sole power to dispose or to direct the disposition of such shares and the sole or shared power to vote such shares, with no EARNEST Partners, LLC client’s interest relating to more than five percent of the class. The address of EARNEST Partners, LLC is 1180 Peachtree Street NE, Suite 2300, Atlanta, GA 30309.
(4)	Based on a Schedule 13G/A, dated February 10, 2012 (filed with SEC on February 14, 2012), filed with the SEC, Dimensional Fund Advisors LP is deemed to have beneficial ownership of 3,263,914 shares of Class A common stock owned by advisory clients consisting of commingled group trusts and separate accounts managed by Dimensional Fund Advisors LP, no one of which, to the knowledge of Dimensional Fund Advisors LP, owns more than five percent of the class. Dimensional Fund Advisors LP disclaims beneficial ownership of all such securities. The address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(5)	Based on a Schedule 13G, dated February 7, 2012 (filed with SEC on February 13, 2012), filed with the SEC, NFJ Investment Group LLC (“NFJ”), a wholly owned subsidiary of Allianz Global Investors Capital LLC (“AGIC”), which is a wholly owned subsidiary of Allianz Global Investors of America L.P., is made on behalf of NFJ and certain investment advisory clients or discretionary accounts of which AGIC and/or NFJ is the investment advisor. AGIC is deemed to have beneficial ownership of 1,812,043 shares of Class A common stock, with NFJ having the sole power to dispose or to direct the disposition of all such shares and having the sole power to vote 1,795,293 of such shares. The address of NFJ Investment Group LLC is 2100 Ross Avenue, Suite 700, Dallas, TX 75201 and the address of Allianz Global Investors Capital LLC is 600 West Broadway, Suite 2900, Dallas, TX 75201.
(6)	Based on a Schedule 13G, dated February 6, 2012 (filed with SEC on February 8, 2012), filed with the SEC, The Vanguard Group Inc. is deemed to have beneficial ownership of 2,609,210 shares of Class A common stock, having either the sole or shared power to dispose or to direct the disposition of such shares and to vote such shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of and has sole voting power with respect to 73,752 of such shares, as a result of its serving as investment manager of collective trust accounts. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	Of the indicated shares of Class A common stock, 4,137 shares and 2,942 restricted shares are owned directly by Mr. Brine and 211,379 shares are presently owned by a limited partnership beneficially owned by Mr. Brine and are deemed to be beneficially owned by Mr. Brine. The remaining shares indicated consist of 73,095 shares of Class A common stock which may be acquired pursuant to stock options within 60 days. Mr. Brine’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.

(8)	Of the indicated shares of Class A common stock, 5,571 shares and 25,854 restricted shares are presently owned by Mr. Burghart. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Burghart’s address is c/o Reliance Standard Life Insurance Company, 2001 Market Street, Suite 1500, Philadelphia, PA 19103.
(9)	Of the indicated shares of Class A common stock, 38,991 shares are presently owned by Mr. Coulter. The remaining shares indicated may be acquired pursuant to stock options or the delivery of shares underlying RSUs within 60 days. Mr. Coulter’s address is c/o Reliance Standard Life Insurance Company, 2001 Market Street, Suite 1500, Philadelphia, PA 19103.
(10)	Of the indicated shares of Class A common stock, 15,633 shares and 2,942 restricted shares are presently owned by Mr. Fox. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Fox’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(11)	The indicated shares of Class A common stock include 20,425 shares and 2,942 restricted shares presently owned by Mr. Hirsh. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Hirsh’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(12)	The indicated shares of Class A common stock include 53,628 restricted shares presently owned by Mr. Kiratsous. Mr. Kiratsous’ address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(13)	Of the indicated shares of Class A common stock, 1,216 shares and 2,942 restricted shares are presently owned by Mr. Litvack. The remaining shares may be acquired pursuant to stock options within 60 days. Mr. Litvack’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(14)	Of the indicated shares of Class A common stock, 18,667 shares and 2,942 restricted shares are presently owned by Mr. Meehan. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Meehan’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(15)	Of the indicated shares of Class A common stock, 3,766 shares and 2,942 restricted shares are presently owned by Mr. O’Connor. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. O’Connor’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(16)	Of the indicated shares of Class A common stock, 192,370 shares are presently owned by Mr. Sherman. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Sherman’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(17)	Of the indicated shares of Class A common stock, 415,312 shares are presently owned by Mr. Wilhelm. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Wilhelm address is c/o Safety National Casualty Corp., 1832 Schuetz Road, St. Louis, MO 63146.
(18)	Of the indicated shares of Class A common stock, 16,693 shares and 3,361 restricted shares are directly owned by Mr. Wright. In addition, each of Mr. Wright and a corporation wholly owned by Mr. Wright may be deemed to beneficially own 2,974 shares of such stock. The remaining shares indicated may be acquired pursuant to stock options within 60 days. Mr. Wright’s address is c/o Delphi Capital Management, Inc., 590 Madison Avenue, New York, NY 10022.
(19)	Includes 1,512,734 shares of Class A common stock which may be acquired pursuant to stock options within 60 days and 5,391 shares of Class A common stock underlying RSUs which may be delivered within 60 days and 100,495 restricted shares.

Equity Compensation Plan Information

The following table summarizes the number of shares of Class A Common Stock and Class B Common Stock issuable under the Company’s equity compensation plans as of December 31, 2011.

	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by stockholders:

Class A Common Stock	7,228,284	$26.80	4,501,804	(1)
Class B Common Stock	1,324,751	31.70	3,386,854	(2)

Total	8,553,035	27.56	7,888,658

Equity compensation plans not approved by stockholders	None	—	None

(1)	Of these shares, 536,122 shares of Class A Common Stock were available for purchases pursuant to the Company’s 2010 Employee Stock Purchase Plan. These shares may be purchased by employee at 85% of the market value under the terms and conditions set forth in the plan.
(2)	Under the Long-Term Incentive Plan, a maximum annual award may be granted of up to 357,723 Share Units, plus the Carryover Award Amount, as then in effect, per year over the ten-year term ending on December 31, 2013. A Stock Unit consists of Class B Common Stock Share Units, each of which individual units represents one Stock Unit, and options to purchase shares of Class B Common Stock, each of which individual options represents one-third of one Stock Unit. The Carryover Award Amount consists of 715,446 Class B Common Stock Share Units and 2,146,329 Class B Common Stock options.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the Company’s review policy for related party transactions, such transactions are subject to a prior review and approval process under which proposed transactions of this type are initially reviewed by the Governance Committee. If, based on this review, this committee recommends to the full Board that the transaction be approved, such recommendation is submitted to the Board for consideration and, if deemed appropriate, acceptance. Such acceptance requires the affirmative vote of a majority of the disinterested directors. In addition, under the policy, existing related party transactions are reviewed by the Governance Committee on at least an annual basis. This policy is available on the Company’s website (www.delphifin.com/corp_governance) and in print to any stockholder upon request. All of the related party transactions in effect have either been pre-approved under such policy or, where entered into before the adoption of such policy, have received periodic review under the policy.

Pursuant to two separate consulting agreements, RSLIC and the Company pay to Rosenkranz Asset Managers LLC (“RAM”), a wholly owned subsidiary of Rosenkranz & Company, L.P., fees associated with the formulation of investment and other strategies. A particular focus of these services relates to the construction and management of alternative investment portfolios whose assets are allocated among a series of third-party investment managers employing diversified investment strategies. Mr. Rosenkranz has managed, directly or through affiliated entities, a group of private investment funds which have employed similar strategies since 1982. Under these consulting agreements, such fees are assessed at a quarterly rate of five basis points (.05%), applied to the average quarterly market values of the specified investment portfolios, subject to specified annual maximum amounts. These specified maximum amounts are escalated annually at a rate of 10%. The fees under these agreements totaled $9.4 million for the year ended December 31, 2011. The Company believes that the fees charged under these agreements are comparable to fees charged by unaffiliated third parties for consulting services of considerably narrower scope than the services provided thereunder. Pursuant to an expense allocation agreement, a subsidiary of the Company received periodic payments from RAM, Acorn Partners, L.P. and various other entities in which Mr. Rosenkranz has personal financial interests in respect of expenses associated with certain shared office space, facilities and personnel. The total amount of these payments for 2011 was $5.7 million. In addition, RAM in 2012 made a payment to Mr. Sherman in the amount of $500,000 in respect of services rendered by him during 2011 to various entities in which Mr. Rosenkranz has personal financial interests. During 2011, a subsidiary of the Company maintained investment management arrangements pursuant to a discrete investment program with Pergamon Advisors and its affiliated entities, of which Mr. Rosenkranz and his related entities own a substantial majority of the financial interests. Under such arrangements, management and, to the extent earned, performance-based fees are paid to such entities. The Company believes that such fees, which totaled $0.3 million for 2011, are comparable to fees charged by unaffiliated third parties in connection with similar investment programs. As of December 31, 2011, the amount invested by the Company’s subsidiary under such arrangements was $20.6 million.

AUDIT COMMITTEE REPORT

During 2011, the Audit Committee approved the appointment of the Company’s independent registered public accounting firm, Ernst & Young LLP, to audit the Company’s consolidated financial statements and such appointment was ratified at the Company’s 2011 Annual Meeting of Stockholders. The Audit Committee discussed with such firm and with the Company’s internal audit function the overall scope and plans for their respective audits, and regularly met with such firm and the internal audit function, with and without management present, to discuss the results of their audits, their evaluations of the Company’s internal controls, the progress and results of management’s assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and such other matters as the Audit Committee deemed appropriate.

The Audit Committee met with management and the independent registered public accounting firm to review and discuss the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011, and discussed with such firm the matters required to be discussed by Public Company Accounting Oversight Board (the “PCAOB”) Rule 3200T. In addition, the Audit Committee received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding the communications of such firm with the audit committee concerning independence, and has discussed with the independent registered public accounting firm its independence. The Audit Committee considered whether the provision of non-audit services to the Company was compatible with maintaining the auditor’s independence and also reviewed the amount of fees paid to the independent registered public accounting firm for audit and non-audit services. Based on such review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

James N. Meehan, Chairman

Kevin R. Brine

Steven A. Hirsh

James M. Litvack

Item 14.	Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee engaged the firm of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for 2011 and 2010.

For 2011 and 2010, Ernst & Young LLP’s fees for professional services were as follows:

Audit Fees. Fees for audit services were $2,399,569 in 2011 and $2,276,998 in 2010, consisting of fees associated with the annual audit of the Company’s consolidated financial statements and the annual audit of the Company’s internal control over financial reporting, the reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-Q and the statutory audits required for the Company’s insurance subsidiaries, reviews of registration statements and accounting consultations.

Audit-Related Fees. Fees for audit-related services, including transactional due diligence services and employee benefit plan audits, were $263,517 in 2011 and $221,429 in 2010.

Tax Fees. Fees for tax services, including tax compliance, advice and planning, were $56,800 in 2011 and $0 in 2010.

All Other Fees. Fees for services other than the types described above were $1,995 in 2011 and $95,982 in 2010. These services included certain network security assessments and an online accounting research service.

Audit and Non-audit Services Pre-approval Policy. The Audit Committee has adopted a formal policy concerning the pre-approval of audit and non-audit services to be provided by the Company’s independent auditor. The policy requires that the Audit Committee pre-approve all services to be performed by the independent auditor, including audit services, audit-related services, tax services and permitted non-audit services. Pursuant to such policy, the annual audit engagement terms and fees are subject to the specific pre-approval of the Audit Committee, and such committee periodically pre-approves fee levels or budget amounts for specifically enumerated categories of other services. The term of any such pre-approval is 12 months from the date thereof, unless the Audit Committee specifically provides for a different period. Services not falling within such categories of pre-approved services require the specific pre-approval of the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members, and has presently delegated such authority to its Chairman. The Audit Committee pre-approved all services provided by Ernst & Young LLP during 2011 and 2010 in accordance with this policy.

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

Name	Capacity	Date

/s/ ROBERT ROSENKRANZ	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2012
(Robert Rosenkranz)

*	Director	April 30, 2012
(Kevin R. Brine)

*	Director	April 30, 2012
(Edward A. Fox)

*	Director	April 30, 2012
(Steven A. Hirsh)

*	Director	April 30, 2012
(James M. Litvack)

*	Director	April 30, 2012
(James N. Meehan)

*	Director	April 30, 2012
(Philip R. O’Connor)

/s/ DONALD A. SHERMAN	Director, President and Chief Operating Officer	April 30, 2012
(Donald A. Sherman)

*	Director	April 30, 2012
(Robert F. Wright)

/s/ STEPHAN A. KIRATSOUS	Executive Vice President and Chief Financial Officer	April 30, 2012
(Stephan A. Kiratsous)

/s/ THOMAS W. BURGHART	Senior Vice President and Treasurer	April 30, 2012
(Thomas W. Burghart)

*BY:	/s/ ROBERT ROSENKRANZ
Attorney-in-Fact