Form 10-Q
period 2012-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2012-05-09
CIK 859139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, the Registrant had 50,529,529 shares of Class A Common Stock and 6,111,557 shares of Class B Common Stock outstanding.

DELPHI FINANCIAL GROUP, INC.

FORM 10-Q

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Premium and fee income	$418,385	$376,399
Net investment income	105,780	92,294
Net realized investment gains (losses):
Total other than temporary impairment losses	(6,791)	(7,539)
Portion of other than temporary impairment losses recognized in (reclassified from) other comprehensive income	368	(1,479)

Net impairment losses recognized in earnings	(6,423)	(9,018)
Other net realized investment gains	7,454	7,046

Net realized investment gains (losses)	1,031	(1,972)

	525,196	466,721

Benefits and expenses:
Benefits, claims and interest credited to policyholders	311,531	271,265
Commissions	22,696	22,568
Amortization of cost of business acquired	21,333	18,961
Other operating expenses	116,243	77,909

	471,803	390,703

Operating income	53,393	76,018

Interest expense:
Corporate debt	6,130	6,010
Junior subordinated debentures	3,242	3,242

	9,372	9,252

Income before income tax expense	44,021	66,766

Income tax expense	10,923	16,395

Net income	33,098	50,371

Less: Net (loss) income attributable to noncontrolling interest	(1,842)	147

Net income attributable to shareholders	$34,940	$50,224

Basic results per share of common stock:
Net income attributable to shareholders	$0.62	$0.90

Diluted results per share of common stock:
Net income attributable to shareholders	$0.60	$0.89

Dividends paid per share of common stock	$0.12	$0.11

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$33,098	$50,371

Other comprehensive income, net of tax:
Increase in net unrealized appreciation on investments	83,618	5,804
Decrease in other than temporary impairment losses recognized in other comprehensive income	4,146	4,393
Change in net periodic pension cost	555	77

Change in other comprehensive income attributable to shareholders	88,319	10,274

Total comprehensive income	121,417	60,645

Less: Net (loss) income attributable to noncontrolling interest	(1,842)	147

Total comprehensive income attributable to shareholders	$123,259	$60,498

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Investments:
Fixed maturity securities, available for sale	$6,827,169	$6,489,637
Short-term investments	141,521	277,552
Investment accounts receivable	77,189	24,406
Other investments	873,793	678,133

	7,919,672	7,469,728
Cash	109,180	93,898
Cost of business acquired	149,128	156,675
Reinsurance receivables	363,726	365,391
Premiums receivable	193,297	154,612
Accrued investment income	73,190	74,672
Goodwill	93,929	93,929
Other assets	113,950	108,138
Assets held in separate account	124,068	117,365

Total assets	$9,140,140	$8,634,408

Liabilities and Equity:
Future policy benefits:
Life	$334,764	$328,678
Disability and accident	858,442	845,750
Unpaid claims and claim expenses:
Life	53,728	57,049
Disability and accident	489,129	481,826
Casualty	1,571,758	1,506,129
Policyholder account balances	2,171,804	2,100,675
Unearned premium reserve	253,495	192,261
Corporate debt	375,000	375,000
Junior subordinated debentures	175,000	175,000
Advances from Federal Home Loan Bank	55,342	55,342
Investment accounts payable	85,627	41,719
Net deferred tax liability	193,316	135,559
Other liabilities and policyholder funds	448,904	442,172
Liabilities related to separate account	124,068	117,365

Total liabilities	7,190,377	6,854,525

Equity:
Preferred Stock, $.01 par; 50,000,000 shares authorized, none issued	—	—
Class A Common Stock, $.01 par; 150,000,000 shares authorized; 58,398,268 and 56,798,526 shares issued and outstanding, respectively	584	568
Class B Common Stock, $.01 par; 20,000,000 shares authorized; 6,338,773 shares issued and outstanding	63	63
Additional paid-in capital	759,980	705,036
Accumulated other comprehensive income	195,848	107,529
Retained earnings	1,193,968	1,165,756
Treasury stock, at cost; 8,182,716 shares of Class A Common Stock and 227,216 shares of Class B Common Stock	(206,931)	(206,931)

Total shareholders’ equity	1,943,512	1,772,021
Noncontrolling interest	6,251	7,862

Total equity	1,949,763	1,779,883

Total liabilities and equity	$9,140,140	$8,634,408

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Thousands)

(Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2011	$565	$60	$682,816	$30,932	$1,013,369	$(197,246)	$1,530,496	$4,634	$1,535,130

Net income	—	—	—	—	50,224	—	50,224	147	50,371
Change in other comprehensive income	—	—	—	10,274	—	—	10,274	—	10,274
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	774	774
Issuance of deferred and restricted shares and exercise of stock options	1	—	4,343	—	—	—	4,344	—	4,344
Stock-based compensation	—	—	1,141	—	—	—	1,141	—	1,141
Cash dividends	—	—	—	—	(6,158)	—	(6,158)	—	(6,158)

Balance, March 31, 2011	$566	$60	$688,300	$41,206	$1,057,435	$(197,246)	$1,590,321	$5,555	$1,595,876

Balance, January 1, 2012	$568	$63	$705,036	$107,529	$1,165,756	$(206,931)	$1,772,021	$7,862	$1,779,883

Net income (loss)	—	—	—	—	34,940	—	34,940	(1,842)	33,098
Change in other comprehensive income	—	—	—	88,319	—	—	88,319	—	88,319
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	231	231
Issuance of deferred and restricted shares and exercise of stock options	16	—	62,281	—	—	—	62,297	—	62,297
Stock-based compensation	—	—	(7,337)	—	—	—	(7,337)	—	(7,337)
Cash dividends	—	—	—	—	(6,728)	—	(6,728)	—	(6,728)

Balance, March 31, 2012	$584	$63	$759,980	$195,848	$1,193,968	$(206,931)	$1,943,512	$6,251	$1,949,763

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income attributable to shareholders	$34,940	$50,224
Adjustments to reconcile net income attributable to shareholders to net cash provided by operating activities:
Change in policy liabilities and policyholder accounts	161,289	123,648
Net change in reinsurance receivables and payables	1,232	1,017
Net change in premiums receivable	(38,685)	(33,471)
Amortization, principally the cost of business acquired and investments	8,808	13,912
Deferred costs of business acquired	(29,364)	(26,032)
Net realized (gains) losses on investments	(1,031)	1,972
Net change in federal income taxes	(1,250)	23,875
Other operating activities	(41,909)	(37,706)

Net cash provided by operating activities	94,030	117,439

Investing activities:
Purchases of investments and loans made	(1,482,137)	(826,996)
Sales of investments and receipts from repayment of loans	1,052,706	592,455
Maturities of investments	114,336	71,970
Net change in short-term investments	136,031	66,826

Net cash used by investing activities	(179,064)	(95,745)

Financing activities:
Deposits to policyholder accounts	89,101	99,076
Withdrawals from policyholder accounts	(29,590)	(97,028)
Proceeds from the issuance of common stock under share-based compensation plans	43,301	3,907
Cash dividends paid on common stock	(6,728)	(6,158)
Other financing activities	4,232	(1,272)

Net cash provided (used) by financing activities	100,316	(1,475)

Increase in cash	15,282	20,219
Cash at beginning of year	93,898	72,806

Cash at end of period	$109,180	$93,025

See notes to consolidated financial statements.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Significant Accounting Policies

The financial statements of Delphi Financial Group, Inc. (the “Company,” which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) included herein were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain reclassifications have been made in the March 31, 2011 consolidated financial statements to conform to the March 31, 2012 presentation. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A (the “2011 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2011 Form 10-K.

Accounting Changes

On January 1, 2012, the Company adopted new guidance issued by the FASB regarding fair value measurements in order to have a common fair value measurement and disclosure requirement for purposes of both GAAP and International Financial Reporting Standards. This guidance further elaborates upon techniques used in measuring fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

On January 1, 2012, the Company adopted new guidance issued by the FASB regarding the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or the calculation or presentation of earnings per share. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have any effect on the Company’s consolidated financial position or results of operations.

On January 1, 2012, the Company adopted new guidance issued by the FASB addressing the valuation process for goodwill. This guidance provides the ability to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated financial position or results of operations.

Note B – Investments

At March 31, 2012, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $6,827.2 million and an amortized cost of $6,468.1 million. At December 31, 2011, the Company had fixed maturity securities available for sale with a carrying value and a fair value of $6,489.6 million and an amortized cost of $6,274.6 million. Declines in market value relative to such securities’ amortized cost which are determined to be other than temporary pursuant to the Company’s methodology for such determinations and to represent credit losses are reflected as reductions in the amortized cost of such securities, as further discussed below.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The amortized cost and fair value of investments in fixed maturity securities available for sale are as follows:

	$6,274,590	$6,274,590	$6,274,590	$6,274,590	$6,274,590
	March 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Other Than Temporary Impairments	Fair Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$520,634	$54,259	$(68)	$—	$574,825
Non-agency residential mortgage-backed securities	957,752	66,292	(14,435)	(17,439)	992,170
Commercial mortgage-backed securities	190,530	11,172	(3,466)	(39)	198,197
Corporate securities	1,738,458	102,003	(14,889)	(378)	1,825,194
Collateralized debt obligations	289,437	12,744	(19,088)	(22)	283,071
Foreign government securities	137,802	11,083	(2,861)	—	146,024
U.S. Treasury and other U.S. Government guaranteed securities	119,478	5,586	(606)	—	124,458
U.S. Government-sponsored enterprise securities	38,089	106	(249)	—	37,946
Obligations of U.S. states, municipalities and political subdivisions	2,475,876	174,828	(5,420)	—	2,645,284

Total fixed maturity securities	$6,468,056	$438,073	$(61,082)	$(17,878)	$6,827,169

	$6,274,590	$6,274,590	$6,274,590	$6,274,590	$6,274,590
	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Other Than Temporary Impairments	Fair Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$606,678	$61,928	$(22)	$—	$668,584
Non-agency residential mortgage-backed securities	819,027	50,256	(27,009)	(21,637)	820,637
Commercial mortgage-backed securities	96,251	2,135	(1,665)	(38)	96,683
Corporate securities	1,668,160	82,377	(42,269)	(771)	1,707,497
Collateralized debt obligations	284,667	6,582	(31,368)	(1,810)	258,071
Foreign government securities	258,578	12,557	(13,854)	—	257,281
U.S. Treasury and other U.S. Government guaranteed securities	96,281	8,043	(487)	—	103,837
U.S. Government-sponsored enterprise securities	42,229	156	(6)	—	42,379
Obligations of U.S. states, municipalities and political subdivisions	2,402,719	140,851	(8,902)	—	2,534,668

Total fixed maturity securities	$6,274,590	$364,885	$(125,582)	$(24,256)	$6,489,637

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The amortized cost and fair value of fixed maturity securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)

Agency residential mortgage-backed securities	$520,634	$574,825
Non-agency residential mortgage-backed securities	957,752	992,170
Commercial mortgage-backed securities	190,530	198,197

Other fixed maturity securities:
One year or less	79,904	77,358
Greater than 1, up to 5 years	684,167	707,749
Greater than 5, up to 10 years	1,210,076	1,251,704
Greater than 10 years	2,824,993	3,025,166

Total	$6,468,056	$6,827,169

Net investment income was attributable to the following:

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Gross investment income:
Fixed maturity securities, available for sale	$96,264	$86,112
Mortgage loans	1,031	233
Other	18,903	14,210

	116,198	100,555
Less: Investment expenses	(10,418)	(8,261)

	$105,780	$92,294

Net realized investment gains (losses) arose from the following:

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)

Credit related other than temporary impairment losses:
Fixed maturity securities, available for sale	$(6,423)	$(9,018)

Other net realized investment gains:
Fixed maturity securities, available for sale	$6,814	$6,799
Other investments	640	247

	7,454	7,046

Total	$1,031	$(1,972)

Proceeds from sales of fixed maturity securities during the first three months of 2012 and 2011 were $806.1 million and $520.0 million, respectively. Gross gains of $25.7 million and gross losses of $18.9 million were realized on the 2012 sales and gross gains of $10.6 million and gross losses of $3.8 million were realized on the 2011 sales. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. The change in unrealized appreciation and depreciation on investments, primarily relating to fixed maturity securities, is included as a component of accumulated other comprehensive income or loss.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The gross unrealized losses and fair value of fixed maturity securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	$1,067,809	$1,067,809	$1,067,809	$1,067,809	$1,067,809	$1,067,809
	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Agency residential mortgage-backed securities	$7,489	$(41)	$194	$(27)	$7,683	$(68)
Non-agency residential mortgage-backed securities	141,479	(5,295)	167,360	(26,579)	308,839	(31,874)
Commercial mortgage-backed securities	45,937	(3,466)	5	(39)	45,942	(3,505)
Corporate securities	298,662	(8,855)	40,417	(6,412)	339,079	(15,267)
Collateralized debt obligations	82,953	(3,115)	76,582	(15,995)	159,535	(19,110)
Foreign government securities	60,391	(2,861)	—	—	60,391	(2,861)
U.S. Treasury and other U.S. Government guaranteed securities	30,384	(206)	7,281	(400)	37,665	(606)
U.S. Government-sponsored enterprise securities	28,199	(249)	—	—	28,199	(249)
Obligations of U.S. states, municipalities and political subdivisions	88,668	(1,578)	24,259	(3,842)	112,927	(5,420)

Total fixed maturity securities	$784,162	$(25,666)	$316,098	$(53,294)	$1,100,260	$(78,960)

	$1,067,809	$1,067,809	$1,067,809	$1,067,809	$1,067,809	$1,067,809
	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Agency residential mortgage-backed securities	$2,489	$(7)	$217	$(15)	$2,706	$(22)
Non-agency residential mortgage-backed securities	236,953	(10,510)	165,137	(38,136)	402,090	(48,646)
Commercial mortgage-backed securities	23,116	(1,480)	4,829	(223)	27,945	(1,703)
Corporate securities	440,672	(23,617)	69,933	(19,423)	510,605	(43,040)
Collateralized debt obligations	132,496	(9,397)	64,410	(23,781)	196,906	(33,178)
Foreign government securities	160,615	(13,854)	—	—	160,615	(13,854)
U.S. Treasury and other U.S. Government guaranteed securities	15,178	(487)	—	—	15,178	(487)
U.S. Government-sponsored enterprise securities	8,232	(6)	—	—	8,232	(6)
Obligations of U.S. states, municipalities and political subdivisions	48,058	(2,766)	82,220	(6,136)	130,278	(8,902)

Total fixed maturity securities	$1,067,809	$(62,124)	$386,746	$(87,714)	$1,454,555	$(149,838)

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

The following table contains information, as of March 31, 2012, regarding the portions of the Company’s investments in non-agency residential mortgage-backed securities (“RMBS”) represented by securities whose underlying mortgage loans are categorized as prime, Alt-A and sub-prime, respectively, and the distributions of the securities within these categories by the years in which they were issued (vintages) and the highest of their ratings from Standard & Poor’s, Moody’s and Fitch. All dollar amounts in this table are based upon the fair values of these securities as of March 31, 2012. As of this date, based upon the most recently available data regarding the concentrations by state of the mortgage loans underlying these securities, the states having loan concentrations in excess of 5% were as follows: California (38.8%), New York (8.0%) and Florida (6.7%).

	Non-Agency Prime RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2001 and prior	$—	$1,121	$—	$—	$207	$1,328
2002	5,579	—	2,269	—	1,375	9,223
2003	69,764	1,235	—	2,084	10,739	83,822
2004	19,876	8,354	17,184	9,103	6,312	60,829
2005	5,327	85	6,387	—	117,464	129,263
2006	13,737	—	—	—	59,169	72,906
2007	4,106	—	—	—	118,476	122,582
2008	—	687	—	—	366	1,053

Total	$118,389	$11,482	$25,840	$11,187	$314,108	$481,006

(1)

The securities enumerated in this column include securities having a total of $277.6 million in fair value that have received the equivalent of an investment grade rating from the National Association of Insurance Commissioners (the “NAIC”) under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

	Non-Agency Alt-A RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2001 and prior	$—	$—	$—	$1,525	$—	$1,525
2002	184	—	1,249	—	—	1,433
2003	39,060	—	—	—	747	39,807
2004	13,514	3,473	665	1,149	5,323	24,124
2005	1,934	—	4,412	—	85,346	91,692
2006	7,430	—	38	—	83,540	91,008
2007	224	—	—	—	138,663	138,887
2010	—	—	3,960	—	—	3,960

Total	$62,346	$3,473	$10,324	$2,674	$313,619	$392,436

(1)

The securities enumerated in this column include securities having a total of $279.5 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note B – Investments – (Continued)

	Non-Agency Subprime RMBS – Fair Value
Vintage	AAA	AA	A	BBB	BB and Below (1)	Total
	(dollars in thousands)

2003	$9,235	$—	$885	$—	$—	$10,120
2004	8,768	—	—	—	2,665	11,433
2005	10,771	1,143	6,276	—	25,677	43,867
2006	—	—	456	1,171	45,301	46,928
2007	—	—	—	—	6,380	6,380

Total	$28,774	$1,143	$7,617	$1,171	$80,023	$118,728

(1)	The securities enumerated in this column include securities having a total of $77.3 million in fair value that have received the equivalent of an investment grade rating from the NAIC under its process which takes into account, among other things, the discounts at which the Company originally purchased the securities and modeling of the potential losses with respect to the securities’ underlying loans.

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

In the case of structured securities such as RMBS, commercial mortgage-backed securities and collateralized debt obligations as to which a decline in fair value is judged to be other than temporary, the amount of the credit loss arising from the impairment of the security is determined by discounting such security’s expected cash flows at its effective interest rate, taking into account the security’s purchase price. The key inputs relating to such expected cash flows consist of the future scheduled payments on the underlying loans and the estimated frequency and severity of future defaults on these loans. For those securities as to which the Company recognized credit losses in 2012 as a result of determinations that such securities were other than temporarily impaired, representative default frequency estimates ranged from 2.6% to 4.5% and representative default severity estimates ranged from 43.3% to 60.1%.

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

During the first three months of 2012, the Company recognized $4.4 million of after-tax other than temporary impairment losses, of which $4.2 million was recognized as after-tax realized investment losses in the income statement related to credit losses and $0.2 million was recognized, net of the related income tax benefit, as a component of accumulated other comprehensive income on the balance sheet related to noncredit losses.

The following table provides a reconciliation of the beginning and ending balances of other than temporary impairments on fixed maturity securities held by the Company for which a portion of the other than temporary impairment was recognized in accumulated other comprehensive income or loss (dollars in thousands):

	Three Months Ended
	March 31
	2012	2011

Balance at the beginning of the period	$76,623	$79,602
Increases attributable to credit losses on securities for which an other than temporary impairment was not previously recognized	484	732
Increases attributable to credit losses on securities for which an other than temporary impairment was previously recognized	4,066	7,666
Reductions due to sales, maturities, pay downs or prepayments of securities for which an other than temporary impairment was previously recognized	(5,398)	(7,826)

Balance at the end of the period	$75,775	$80,174

The gross unrealized losses at March 31, 2012 are attributable to 604 fixed maturity security positions, with the largest unrealized loss associated with any one security equal to $4.1 million. At March 31, 2012, approximately 29.0% of these aggregate gross unrealized losses were attributable to fixed maturity security positions as to which the unrealized loss represented 10.0% or less of the amortized cost for such security. Unrealized losses attributable to fixed maturity securities having investment grade ratings by a nationally recognized statistical rating organization comprised 35.0% of the aggregate gross unrealized losses at March 31, 2012, with the remainder of such losses being attributable to non-investment grade fixed maturity securities.

At March 31, 2012, the Company held approximately $883.2 million of insured municipal fixed maturity securities, which represented approximately 11.2% of the Company’s total invested assets. Based upon the highest of the ratings assigned to the respective securities by nationally recognized statistical rating organizations, these securities had a weighted average credit rating of “A” at March 31, 2012. Credit enhancements provided by the insurance did not impact the weighted average credit rating at such date by such organizations. Insurers of significant portions of the municipal fixed maturity securities held by the Company at March 31, 2012 included Assured Guaranty ($304.8 million), National Public Finance Guarantee Corp. ($298.6 million), Ambac Financial Group, Inc. ($153.4 million), Texas Permanent School Fund ($53.8 million) and Radian ($25.0 million). At March 31, 2012, the Company did not have significant holdings of credit enhanced asset-backed or mortgage-backed securities, nor did it have any significant direct investments in the guarantors of the municipal fixed maturity securities held by the Company.

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

Level 1 – Valuation is based upon quoted prices for identical assets or liabilities in active markets. Level 1 fair value is not subject to valuation adjustments or block discounts.

Level 2 – Valuation is based upon quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active. In addition, a company may use various valuation techniques or pricing models that use observable inputs to measure fair value.

Level 3 – Valuation is generated from techniques in which one or more of the significant inputs for valuing such assets or liabilities are not observable. These inputs may reflect the Company’s best estimates of the various assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

The Company, from time-to-time, surveys its external pricing service providers to better understand the process performed in determining fair value. The Company administers meetings with these external parties, speaking directly with the individuals who are involved in the valuation process. Certain pricing service providers also have policies in place, along with committees, that evaluate the reasonability of its valuations given the information available. The Company requests to understand these policies and the involvement of the committees to determine the process in arriving at fair value.

The assumptions underlying the valuations from external service providers, including unobservable inputs, is generally not readily available as this information is often deemed proprietary. Accordingly, the Company is unable to obtain comprehensive results of these assumptions and methodologies.

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

Foreign government securities consist of bonds that are issued by a foreign government. Inputs utilized in connection with the Company's valuation techniques relating to this class of securities include recently executed transactions, interest rate yield curves, maturity dates, foreign currency exchange rates, and market price quotations relating to similar instruments. These inputs are generally observable and accordingly, these securities are generally categorized in Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis are summarized below:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Fixed maturity securities, available for sale:
Agency residential mortgage-backed securities	$574,825	$—	$557,509	$17,316
Non-agency residential mortgage-backed securities	992,170	—	968,336	23,834
Commercial mortgage-backed securities	198,197	—	190,849	7,348
Corporate securities	1,825,194	—	1,646,088	179,106
Collateralized debt obligations	283,071	—	126	282,945
Foreign government securities	146,024	—	144,813	1,211
U.S. Treasury and other U.S. Government guaranteed securities	124,458	93,222	18,624	12,612
U.S. Government-sponsored enterprise securities	37,946	—	37,946	—
Obligations of U.S. states, municipalities and political subdivisions	2,645,284	—	2,637,957	7,327
Other investments	542,143	517,072	10,193	14,878
Assets held in separate account	124,068	—	—	124,068

Total	$7,493,380	$610,294	$6,212,441	$670,645

Liabilities:
Other liabilities	$84,933	$84,933	$—	$—

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

	Three Months Ended March 31, 2012
	Balance at Beginning of Year	Total Gains (Losses) Included in Earnings	Total Gains (Losses) Included in Other Comprehensive Income (2)	Purchases	Issuances	Settlements	Transfers Into Level 3 (3)	Transfers Out of Level 3 (4)	Balance End of the Period
	(dollars in thousands)
Agency residential mortgage-backed securities	$7,952	$(18)	$(27)	$10,366	$—	$(957)	$—	$—	$17,316
Non-agency residential mortgage-backed securities	24,394	74	381	—	—	(1,015)	—	—	23,834
Commercial mortgage-backed securities	702	22	555	6,222	—	(153)	—	—	7,348
Corporate securities	168,223	184	3,435	22,911	—	(8,185)	411	(7,873)	179,106
Collateralized debt obligations	257,914	(2,001)	20,229	17,610	—	(10,807)	—	—	282,945
Foreign government securities	1,266	19	—	1,171	—	(1,245)	—	—	1,211
U.S. Treasury and other U.S. Government guaranteed securities	7,640	(3)	77	254	—	(99)	4,743	—	12,612
U.S. Government-sponsored enterprise securities	1,848	10	(8)	—	—	(1,850)	—	—	—
Obligations of U.S. states, municipalities and political subdivisions	7,298	5	24	—	—	—	—	—	7,327
Other investments	5,895	159	2	9,561	—	(739)	—	—	14,878
Assets held in separate account (1)	117,365	7,299	—	15,891	—	(16,487)	—	—	124,068

Total	$600,497	$5,750	$24,668	$83,986	$—	$(41,537)	$5,154	$(7,873)	$670,645

(1)	Because the positive or negative investment performance of these assets accrues to policyholders, who bear the investment risk of these assets, net investment income and capital gains and losses arising from these assets are not included in the Company’s consolidated investment earnings. In addition, purchases and settlements relating to the separate account are not included in the Company’s consolidated statements of cash flows.
(2)	Other comprehensive income includes $14.8 million, net of an income tax expense of $8.1 million, in increases to net unrealized appreciation on investments and $1.2 million, net of an income tax expense of $0.6 million, in decreases in other than temporary impairments.
(3)	In the case of each transfer into Level 3 for the period, an independent service dropped coverage of pricing the security and such pricing was replaced with broker quotes.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note C – Fair Value Measurements – (Continued)

(4)	In the case of each transfer out of Level 3 for the period, an independent pricing service initiated coverage in pricing the security and such pricing replaced broker quotes.

The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the consolidated balance sheets are shown below. Because fair values for all balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	March 31, 2012
	Carrying Value	Fair Value Total	Fair Value Level 2	Fair Value Level 3
	(dollars in thousands)
Assets:
Short-term investments	$141,521	$141,521	$141,521	$—
Investment accounts receivable	77,189	77,189	—	77,189
Other investments	331,650	331,650	—	331,650

Liabilities:
Policyholder account balances	$2,092,555	$2,170,052	$—	$2,170,052
Corporate debt	375,000	418,808	418,808	—
Junior subordinated debentures	175,000	173,390	173,390	—
Advances from Federal Home Loan Bank	55,342	74,365	74,365	—
Investment accounts payable	85,627	85,627	—	85,627
Liabilities related to separate account	124,068	124,068	—	124,068

	December 31, 2011
	Carrying Value	Fair Value
	(dollars in thousands)
Assets:
Short-term investments	$277,552	$277,552
Investment accounts receivable	24,406	24,406
Other investments	318,509	318,509

Liabilities:
Policyholder account balances	$2,008,285	$2,066,609
Corporate debt	375,000	415,310
Junior subordinated debentures	175,000	166,617
Advances from Federal Home Loan Bank	55,342	75,352
Investment accounts payable	41,719	41,719
Liabilities related to separate account	117,365	117,365

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

The fair values of policyholder account balances are net of reinsurance receivables and the carrying values have been decreased for related acquisition costs of $73.1 million and $87.1 million at March 31, 2012 and December 31, 2011, respectively. Fair values for policyholder account balances were determined by estimating future cash flows discounted at a current market rate.

The Company believes the fair value of its variable rate long-term debt is equal to its carrying value, since the variable rates of interest on this debt are reflective of market conditions in effect from time to time. The fair values of the 7.875% Senior Notes due 2020 (“2020 Senior Notes”), the outstanding borrowings under the Company’s Credit Agreement with Bank of America, N.A., as administrative agent, and a group of lenders and the 7.376% fixed-to-floating rate junior subordinated debentures due 2067 (“2007 Junior Debentures”) are based on the expected cash flows discounted to net present value. The fair values for fixed rate advances from the FHLB were calculated using discounted cash flow analyses based on the interest rates for the advances at the balance sheet date.

Note D – Segment Information

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Revenues:
Group employee benefit products	$470,013	$421,293
Asset accumulation products	42,360	34,112
Other (1)	11,792	13,288

	524,165	468,693
Net realized investment gains (losses)	1,031	(1,972)

	$525,196	$466,721

Operating income (loss):
Group employee benefit products	$79,127	$76,078
Asset accumulation products	15,300	9,703
Other (1)	(42,065)	(7,791)

	52,362	77,990
Net realized investment gains (losses)	1,031	(1,972)

	$53,393	$76,018

(1)	Primarily consists of operations from integrated disability and absence management services and certain corporate activities. Operating income results for the three months ended March 31, 2012 includes $30.7 million of merger-related corporate expenses.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note E – Stock-Based Compensation

The Company recognized stock-based compensation expenses of $4.1 million and $2.2 million in the first quarters of 2012 and 2011, respectively.

The Company did not grant any options during the first quarter of 2012. The fair values of options granted during the first quarter of 2011 were calculated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	43.9%
Expected dividends	1.4%
Expected lives of options (in years)	6.0
Risk-free rate	2.6%

The expected volatility reflects the Company’s past monthly stock price volatility. The dividend yield is based on the Company’s historical dividend payments. The Company used the historical average period from the Company’s issuance of an option to its exercise or cancellation and the average remaining years until expiration for the Company’s outstanding options to estimate the expected life of options granted in 2011 for which the Company had sufficient historical exercise data. The Company used the “simplified method” to estimate the expected life of certain options granted in 2011 for which sufficient historical data was not available. The risk-free rate is derived from public data sources at the time of each option grant. Compensation cost is recognized over the requisite service period of the option using the straight-line method.

Option activity with respect to the Company’s plans, excluding the performance-contingent incentive options referenced further below, was as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	4,256,785	$29.61
Exercised	(276,220)	30.09
Expired	(2,225)	35.16

Outstanding at March 31, 2012	3,978,340	29.57	6.0	$60,475

Exercisable at March 31, 2012	2,685,333	$30.60	5.2	$38,064

The weighted average grant date fair value of options granted during the first quarter of 2011 was $12.19. The cash proceeds from stock options exercised were $42.2 million and $2.8 million in the first quarters of 2012 and 2011, respectively. The total intrinsic value of options exercised during the first quarters of 2012 and 2011 was $27.1 million and $0.8 million, respectively. The Company’s actual benefits from the tax deductions realized in excess of recognized compensation cost were $5.7 million and $0.2 million in the first quarters of 2012 and 2011, respectively, and are included as a component of additional paid in capital.

At March 31, 2012, 3,018,000 performance-contingent incentive options were outstanding with a weighted average exercise price of $25.12, a weighted average contractual term of 3.5 years and an intrinsic value of $59.3 million. 2,325,000 of such options with a weighted average exercise price of $24.68, a weighted average contractual term of 2.5 years and an intrinsic value of $46.7 million were exercisable at March 31, 2012. At March 31, 2012, a total of 251,035 performance-contingent restricted shares were outstanding.

DELPHI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note F – Computation of Results per Share

The following table sets forth the calculation of basic and diluted results per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to shareholders	$34,940	$50,224

Denominator:
Weighted average common shares outstanding	56,543	55,921
Effect of dilutive securities	2,017	813

Weighted average common shares outstanding, assuming dilution	58,560	56,734

Basic results per share of common stock:
Net income attributable to shareholders	$0.62	$0.90

Diluted results per share of common stock:
Net income attributable to shareholders	$0.60	$0.89

Note G – Merger Agreement

On December 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Tokio Marine Holdings, Inc., a Japanese corporation (“Tokio Marine”), and TM Investment (Delaware) Inc., a Delaware corporation and wholly owned subsidiary of Tokio Marine (“TM Sub”). The Merger Agreement provides that at the effective time of the merger, TM Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Tokio Marine. Pursuant to the Merger Agreement, at the effective time of the merger (1) each share of the Company’s Class A Common Stock (other than (a) shares of our Class A Common Stock owned by the Company, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (b) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $43.875 in cash, without interest and less any applicable withholding taxes, and (2) each share of the Company’s Class B Common Stock (other than (a) shares of the Company’s Class B Common Stock owned by the Company, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (b) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $52.875 in cash, without interest and less any applicable withholding taxes. In addition, the Merger Agreement provides that record holders of common stock immediately prior to the effective time of the merger will be entitled to receive a special dividend of $1.00 in cash per share that is contingent upon the completion of the merger and will be paid shortly after closing. The acquisition has been approved by the Company’s stockholders and by the relevant regulatory authorities in Japan and in the U.S. The closing of the merger, which remains subject to the satisfaction of other customary closing conditions, is expected to occur on or about May 15, 2012.

On February 21, 2012, the Company filed a definitive proxy statement with the Securities and Exchange Commission which contains detailed information about the merger and the board and special committee process conducted in connection with the merger.

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

In recent years, the Company has benefited from the stable market conditions which prevailed for its excess workers’ compensation products as to pricing and other contract terms and has enhanced its leadership position in the market for these products. However, because pricing in the primary workers’ compensation market has been increasingly competitive, the demand for excess workers’ compensation products has not significantly increased. In addition, the downward pressure on employment and wage levels exerted by the recent recession and its aftereffects has negatively affected premium levels for insurance products which are based upon employers’ payrolls, such as the Company’s excess workers’ compensation products. This effect has been ameliorated by the Company’s emphasis on municipalities, hospitals and schools; sectors whose payroll levels generally have been less adversely affected by the recent recession. The Company has enhanced its focus on its sales and marketing function for these products. During the first three months of 2012, the Company achieved improvements in pricing for these products.

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

The management of the Company’s investment portfolio is an important component of its profitability. In recent years, the Company has repositioned its investment portfolio reducing its investment funds organized as limited partnerships and limited liability companies and trading account securities. As part of this effort, the Company has increased its investments in more traditional sectors of the fixed income market such as mortgage-backed securities and municipal bonds. In addition, while in recent years the Company has been maintaining a significant portion of its portfolio in short-term investments, which totaled $277.6 million at December 31, 2011, the Company has made progress in its recent efforts to deploy a portion of these investments into longer-term fixed maturity securities which offer more attractive yields. At March 31, 2012, the Company’s short-term investments had decreased to $141.5 million.

The Company continued to achieve improved levels of investment income in its repositioned investment portfolio during the first quarter of 2012. However, in light of the continuing volatility in financial market conditions, significant fluctuations in the Company’s net investment income, and as a result, in its results of operations may occur. Accordingly, there can be no assurance as to the impact of the Company’s investment repositioning on the level or variability of its future net investment income. In addition, while the levels of the Company’s realized investment losses from declines in market value relative to the amortized cost of various securities that it determined to be other than temporary decreased significantly in the first quarter of 2012 as compared to the same period of 2011, investment losses may recur in the future and it is not possible to predict the timing or magnitude of such losses.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A (the “2011 Form 10-K”). Capitalized terms used herein without definition have the meanings ascribed to them in the 2011 Form 10-K. The preparation of financial statements in conformity with GAAP requires management, in some instances, to make judgments about the application of these principles. The amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could differ materially from the amounts reported if different conditions existed or different judgments were utilized. A discussion of how management applies certain critical accounting policies and makes certain estimates is contained in the 2011 Form 10-K in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and should be read in conjunction with the following discussion and analysis of results of operations and financial condition of the Company. In addition, a discussion of uncertainties and contingencies which can affect actual results and could cause future results to differ materially from those expressed in certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found below under the caption “Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results,” in Part I, Item 1A of the 2011 Form 10-K, “Risk Factors”.

Recent Developments

On December 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Tokio Marine Holdings, Inc., a Japanese corporation (“Tokio Marine”), and TM Investment (Delaware) Inc., a Delaware corporation and wholly owned subsidiary of Tokio Marine (“TM Sub”). The Merger Agreement provides that at the effective time of the merger, TM Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Tokio Marine. Pursuant to the Merger Agreement, at the effective time of the merger (1) each share of the Company’s Class A Common Stock (other than (a) shares of the Company’s Class A Common Stock owned by the Company, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (b) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $43.875 in cash, without interest and less any applicable withholding taxes, and (2) each share of the Company’s Class B Common Stock (other than (a) shares of the Company’s Class B Common Stock owned by the Company, Tokio Marine or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties, and (b) shares in respect of which appraisal rights have been properly demanded and those demands not effectively withdrawn) will be converted into the right to receive $52.875 in cash, without interest and less any applicable withholding taxes. In addition, the Merger Agreement provides that record holders of common stock immediately prior to the effective time of the merger will be entitled to receive a special dividend of $1.00 in cash per share that is contingent upon the completion of the merger and will be paid shortly after closing. The acquisition has been approved by the Company’s stockholders and by the relevant regulatory authorities in Japan and in the U.S. The closing of the merger, which remains subject to the satisfaction of other customary closing conditions, is expected to occur on or about May 15, 2012.

On February 21, 2012, the Company filed a definitive proxy statement with the Securities and Exchange Commission which contains detailed information about the merger and the board and special committee process conducted in connection with the merger.

Results of Operations

Three Months Ended March 31, 2012 Compared to

Three Months Ended March 31, 2011

Summary of Results. Net income attributable to shareholders was $34.9 million, or $0.60 per diluted share, for the first quarter of 2012 as compared to $50.2 million, or $0.89 per diluted share, for the first quarter of 2011. Net income in the first quarter of 2012 compared to the first quarter of 2011 benefited from an increase in net investment income, a decreased level of realized investment losses and growth in income from the Company’s core group employee benefit products. Net income in the first quarter of 2012 was adversely impacted by merger-related corporate expenses, net of related income tax, of $23.0 million or $0.39 per diluted share. Net income in the first quarter of 2012 and 2011 included net realized investment gains (losses), net of the related income tax (expense) benefits, of $0.7 million, or $0.01 per diluted share, and $(1.3) million, or $(0.02) per diluted share, respectively. Net realized investment losses in the first quarter of 2012 and 2011 included losses, net of the related income tax benefit, of $4.2 million, or $0.07 per diluted share, and $5.9 million, or $0.10 per diluted share, respectively, due to credit loss-related impairments in the values of certain investments.

The Company believes the non-GAAP financial measure of “operating earnings” is informative when analyzing the trends relating to the Company’s insurance operations. Operating earnings consist of net income attributable to shareholders excluding after-tax realized investment gains and losses, losses on early retirement of senior notes and junior subordinated deferrable interest debentures, merger-related corporate expenses and results from discontinued operations, as applicable. The Company believes that because these excluded items arise from events that are largely within management’s discretion and whose fluctuations can distort comparisons between periods, a measure excluding their impact is useful in analyzing the Company's operating trends. Investment gains or losses are realized based on management’s decision to dispose of an investment, and investment losses are realized based on management’s judgment that a decline in the market value of an investment is other than temporary. Early retirement of senior notes occurs based on management’s decision to redeem or repurchase these notes prior to maturity. Merger-related corporate expenses represent costs incurred during the first quarter of 2012 relating to the pending merger with Tokio Marine. Discontinued operations results from management’s decision to exit or sell a particular business. Thus, these excluded items are not reflective of the Company’s ongoing earnings capacity, and trends in the earnings of the Company’s underlying insurance operations can be more clearly identified without the effects. For these reasons, management uses the measure of operating earnings to assess performance and make operating plans and decisions, and the Company believes that analysts and investors typically utilize measures of this type as one element of their evaluations of insurers’ financial performance. However, gains or losses from the excluded items, particularly as to investments, can occur frequently and should not be considered as nonrecurring items. Further, operating earnings should not be considered a substitute for net income attributable to shareholders, the most directly comparable GAAP measure, as an indication of the Company’s overall financial performance and may not be calculated in the same manner as similarly titled measures utilized by other companies.

Operating earnings were $57.2 million, or $0.98 per diluted share, in the first quarter of 2012 compared to $51.5 million, or $0.91 per diluted share, in the first quarter of 2011.

The following table reconciles the amount of operating earnings to the corresponding amount of net income attributable to shareholders for the indicated periods:

	Three Months Ended March 31,
	2012	2011
Operating earnings	$57,237	$51,506
Net realized investment gains (losses), net of taxes (A)	670	(1,282)
Merger-related corporate expenses, net of taxes (B)	(22,967)	—

Net income attributable to shareholders	$34,940	$50,224

Diluted results per share of common stock
Operating earnings	$0.98	$0.91
Net realized investment gains (losses), net of taxes (A)	0.01	(0.02)
Merger-related corporate expenses, net of taxes (B)	(0.39)	—

Net income attributable to shareholders	$0.60	$0.89

(A)	Net of an income tax (expense) benefit of $(0.4) million and $0.7 million, or $(0.01) per diluted share and $0.01 per diluted share, for the three months ended March 31, 2012 and 2011, respectively. The tax effect is calculated using the Company's statutory tax rate of 35%.
(B)	Net of an income tax benefit of $7.7 million or $0.13 per diluted share for the three months ended March 31, 2012. These expenses are included in the "Other Operating Expenses" line of the Consolidated Statements of Income.

Premium and Fee Income. Premium and fee income for the first quarter of 2012 was $418.4 million as compared to $376.4 million for the first quarter of 2011, an increase of 11%. Premiums from core group employee benefit products, which include disability, life, excess workers’ compensation, travel accident and dental insurance and workers’ compensation and casualty treaty reinsurance, increased 11% to $399.0 million for the first quarter of 2012 from $359.4 million for the first quarter of 2011, reflecting new business production, price increases and improved persistency. New business production for the Company’s core group employee benefit products was $80.0 million and $82.5 million in the first quarter of 2012 and 2011, respectively. Premiums from excess workers’ compensation insurance for self-insured employers increased 20% to $89.7 million in the first quarter of 2012 from $74.9 million in the first quarter of 2011. Excess workers’ compensation new business production, which represents the annualized amount of new premium sold, was $16.9 million in the first quarter of 2012 as compared to $19.1 million in the first quarter of 2011. Premiums from workers’ compensation and casualty treaty reinsurance increased 27% to $21.9 million in the first quarter of 2012 from $17.3 million in the first quarter of 2011. Workers’ compensation and casualty treaty reinsurance production was $14.3 million in the first quarter of 2012 as compared to $7.3 million in the first quarter of 2011, an increase of 96%. SNCC’s retention of its existing excess workers’ compensation customers remained strong in the first quarter of 2012.

Premiums from the Company’s other core group employee benefit products increased 8% to $287.4 million in the first quarter of 2012 as compared to $267.2 million in the first quarter of 2011. Premiums from the Company’s group disability products increased 10% to $154.5 million in the first quarter of 2012 from $140.8 million in the first quarter of 2011. Premiums from the Company’s turnkey disability business were $15.1 million during the first quarter of 2012 as compared to $12.2 million during the first quarter of 2011. Premiums from the Company’s group life products increased 5% to $108.4 million in the first quarter of 2012 from $103.4 million in the first quarter of 2011. New business production for the Company’s other core group employee benefit products was $48.8 million in the first quarter of 2012 as compared to $56.1 million in the first quarters of 2011. The Company continues to implement price increases for certain group disability and group life insurance customers; in particular, where warranted in particular instances due to adverse claims experience. The payments received by the Company in connection with LPT’s, which are episodic in nature and are recorded as liabilities rather than as premiums, were $27.7 million in the first quarter of 2012 as compared to $25.0 million in the first quarter of 2011.

Deposits from the Company’s asset accumulation products were $87.5 million in the first quarter of 2012 as compared to $97.6 million in the first quarter of 2011. Deposits from the Company’s asset accumulation products, consisting of new annuity sales and issuances of funding agreements, are recorded as liabilities rather than as premiums. The Company is continuing to maintain its discipline in setting the crediting rates offered on its asset accumulation products in 2012 in an effort to achieve its targeted interest rate spreads on these products. The Company’s funds under management increased 24% to $2,144.4 million at March 31, 2012 from $1,728.4 million at March 31, 2011.

Net Investment Income. Net investment income in the first quarter of 2012 was $105.8 million as compared to $92.3 million in the first quarter of 2011, an increase of 15%. This increase reflects a 16% increase in average invested assets to $7,637.6 million in 2012 from $6,598.3 million in 2011 and a higher level of investment income from the Company’s fixed maturity security portfolio. The tax equivalent weighted average annualized yield on invested assets was 6.0% for the first quarters of both 2012 and 2011.

Net Realized Investment Gains (Losses). Net realized investment gains were $1.0 million in the first quarter of 2012 as compared to net realized investment losses of $(2.0) million in the first quarter of 2011. The Company monitors its investments on an ongoing basis. When the fair value of an available for sale security declines below its amortized cost, the decline is included as a component of accumulated other comprehensive income or loss, net of the related income tax benefit and adjustment to cost of business acquired, on the Company’s balance sheet. In the case of a fixed maturity security, if management judges the decline to be other than temporary, the portion of the decline representing credit loss is recognized as a realized investment loss in the Company’s income statement and the remaining portion of the decline continues to be included as a component of accumulated other comprehensive income or loss. For all other types of investments, the entire amount of the decline is recognized as a realized investment loss. During the first quarter of 2012, the Company recognized $6.8 million of losses due to the other than temporary declines in the fair values of certain fixed maturity securities available for sale and other investments, of which $6.4 million was recognized as credit-related realized investment losses and $0.4 million remained as a component of accumulated other comprehensive income. The Company recognized $7.5 million of credit losses in the first quarter of 2011 due to the other than temporary declines in the fair values of certain fixed maturity securities available for sale and other investments. In total, $9.0 million of impairment losses were recognized, including an additional $1.5 million of losses previously recognized as a component of accumulated other comprehensive income on the balance sheet that became credit losses during the first three months of 2011. The Company’s investment strategy results in periodic sales of securities and, therefore, the recognition of realized investment gains and losses. During the first quarters of 2012 and 2011, the Company recognized $7.5 million and $7.0 million, respectively, of net gains on sales of securities.

The Company may continue to recognize losses due to other than temporary declines in security fair values in the future, and such losses may be significant. The extent of such losses will depend on, among other things, future developments in the United States and global economies, financial and credit markets, credit spreads, interest rates, foreign currency exchange rates, expected future cash flows from structured securities, the outlook for the performance by the security issuers of their obligations and changes in security values. The Company continuously monitors its investments in securities whose fair values are below the Company’s amortized cost pursuant to its procedures for evaluation for other than temporary impairment in valuation. See Note B to the Consolidated Financial Statements and the section in the 2011 Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for a description of these procedures, which take into account a number of factors. It is not possible to predict the extent of any future changes in value, positive or negative, or the results of the future application of these procedures, with respect to these securities. For further information concerning the Company’s investment portfolio, see “Liquidity and Capital Resources – Investments.”

Benefits and Expenses. Policyholder benefits and expenses were $471.8 million in the first quarter of 2012 as compared to $390.7 million in the first quarter of 2011. This increase reflects an increase in premiums from the Company’s group employee benefit products discussed above, and does not reflect significant additions to reserves for prior years’ claims and claim expenses. However, there can be no assurance that future periods will not include additions to reserves of this type, which will depend on the Company’s future loss development. If the Company were to experience significant adverse loss development in the future, the Company’s results of operations could be materially adversely affected. This increase also reflects $30.7 million of merger-related corporate expenses incurred during the first quarter of 2012 relating to the pending merger with Tokio Marine. The combined ratio (loss ratio plus expense ratio) for group employee benefit products was 96.7% and 95.2% in the first quarters of 2012 and 2011, respectively. The weighted average annualized crediting rate on the Company’s asset accumulation products was 4.0% in the first quarters of 2012 and 2011.

Interest Expense. Interest expense was $9.4 million and $9.3 million in the first quarters of 2012 and 2011, respectively.

Income Tax Expense. Income tax expense was $10.9 million in the first quarter of 2012 as compared to $16.4 million in the first quarter of 2011. This decrease primarily reflects a lower level of operating income during the first quarter of 2012. The Company’s effective tax rate was 23.8% in the first quarter of 2012 as compared to 24.6% in the first quarter of 2011, primarily due to the higher proportion of net investment income represented by tax-exempt interest income.

Liquidity and Capital Resources

General. The Company’s current liquidity needs include principal and interest payments on outstanding borrowings under its bank credit facility and interest payments on the 2020 Senior Notes and 2007 Junior Debentures, as well as funding its operating expenses and dividends to stockholders. The 2007 Junior Debentures will become due on May 15, 2037, but only to the extent that the Company has received sufficient net proceeds from the sale of certain specified qualifying capital securities. Any remaining outstanding principal amount will be due on May 1, 2067. The 2020 Senior Notes and 2007 Junior Debentures are not subject to any sinking fund requirements and contain certain provisions permitting their early redemption by the Company. For descriptions of these provisions, see Notes E and H to the Consolidated Financial Statements included in the 2011 Form 10-K. The Company announced on April 27, 2012 that it plans to voluntarily delist from the New York Stock Exchange the 2007 Junior Debentures and to terminate the registration of 2007 Junior Debentures and the 2020 Senior Notes and its reporting obligations with respect to the 2007 Junior Debentures and the 2020 Senior Notes under the Securities Exchange Act of 1934, as amended. If the closing of the merger with Tokio Marine does not occur, the Company does not expect to proceed with such delisting and deregistration.

The Company entered into a Credit Agreement with Bank of America, N.A. as administrative agent and a group of banking institutions (the “Credit Agreement”) providing for a revolving loan facility of $205.0 million which matures on December 22, 2013 and a term loan facility of $125.0 million which matures on December 22, 2015. Interest on borrowings under the Credit Agreement is payable, at the Company’s election, either at a floating rate based on LIBOR plus a specified margin which varies based upon the specified ratings of the Company’s senior unsecured debt, as in effect from time to time, or a base rate equal to the highest of Bank of America’s prime rate, LIBOR plus a specified margin or the federal funds rate plus a specified margin. The Credit Agreement contains various financial and other affirmative and negative covenants, along with various representations and warranties. The covenants include, among others, a maximum Company consolidated debt to capital ratio, a minimum Company consolidated net worth, minimum statutory risk-based capital requirements for RSLIC and SNCC, and certain limitations on subsidiary indebtedness. As of March 31, 2012, the Company was in compliance in all material respects with the financial and various other affirmative and negative covenants in the Credit Agreement. At March 31, 2012, the Company had $125.0 million of outstanding borrowings and $205.0 million of borrowings remaining available under the Credit Agreement.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of its ownership interests in its insurance subsidiaries. In addition, the Company had approximately $169.8 million of financial resources available at the holding company level at March 31, 2012, primarily comprised of short-term investments, equity securities and investments in investment subsidiaries whose assets are primarily invested in investment funds organized as limited partnerships and limited liability companies. Other sources of liquidity at the holding company level include dividends paid from subsidiaries, primarily generated from operating cash flows and investments, and borrowings under the Credit Agreement. During 2012, the Company’s insurance subsidiaries will be permitted, without prior regulatory approval, to make dividend payments totaling $91.1 million, in addition to the dividend payments of $58.0 million made during the first three months of 2012. However, the level of dividends that could be paid consistent with maintaining the insurance subsidiaries’ RBC and other measures of capital adequacy at levels consistent with its current claims-paying and financial strength ratings from rating agencies is likely to be substantially lower than such amount. In general, dividends from the Company’s non-insurance subsidiaries are not subject to regulatory or other restrictions. In addition, the Company is presently categorized as a well-known seasoned issuer under Rule 405 of the Securities Act. As such, the Company has the ability to file automatically effective shelf registration statements for unspecified amounts of different securities, allowing for immediate, on-demand offerings.

The Company and its subsidiaries expect available sources of liquidity to exceed their current and long-term cash requirements.

Investments. The Company’s overall investment strategy emphasizes safety and liquidity, while seeking the best available return, by focusing on, among other things, managing the Company’s interest-sensitive assets and liabilities and seeking to minimize the Company’s exposure to fluctuations in interest rates. The Company’s investment portfolio, which totaled $7,919.7 million at March 31, 2012, consists primarily of investments in fixed maturity securities available for sale, short-term investments, mortgage loans and equity securities. The Company’s investment portfolio also includes investments in investment funds organized as limited partnerships and limited liability companies and trading account securities which collectively totaled $321.9 million at March 31, 2012.

During the first three months of 2012, the fair value of the Company’s available for sale fixed maturity investment portfolio, in relation to its amortized cost, increased by $150.6 million from year-end 2011, before the related decrease in the cost of business acquired of $15.6 million and a decrease in the federal income tax provision of $47.3 million. At March 31, 2012, gross unrealized appreciation and gross unrealized depreciation, before the related income tax expense or benefit and the related adjustment to cost of business acquired, with respect to the available for sale fixed maturity securities in the Company’s portfolio totaled $438.1 million (of which $367.6 million was attributable to investment grade securities) and $79.0 million (of which $27.6 million was attributable to investment grade securities), respectively. During the first three months of 2012, the Company recognized pre-tax net investment gains of $1.0 million. The weighted average credit rating of the securities in the Company’s fixed maturity portfolio having ratings by nationally recognized statistical rating organizations, based upon the highest of the ratings assigned to the respective securities, was “A” at March 31, 2012. While ratings of this type are intended to address credit risk, they do not address other risks, such as prepayment and extension risks.

See “Forward-Looking Statements and Cautionary Statements Regarding Certain Factors That May Affect Future Results,” and Part I, Item 1A of the 2010 Form 10-K, “Risk Factors”, for a discussion of various risks relating to the Company’s investment portfolio.

Cash Flows. Operating activities increased cash by $94.0 million and $117.4 million in the first three months of 2012 and 2011, respectively. Net investing activities used $179.1 million and $95.7 million of cash during the first three months of 2012 and 2011, respectively, primarily for the purchase of securities. Financing activities provided $100.3 million of cash during the first three months of 2012, principally from deposits to policyholder accounts. During the first three months of 2011, financing activities used $1.5 million of cash, reflecting, among other things, the repayment of $65.0 million in aggregate principal amount of fixed rate funding agreements at their maturity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s exposure to market risk or its management of such risk since December 31, 2011.

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

Forward-Looking Statements And Cautionary Statements Regarding Certain Factors That May Affect Future Results

In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether in future filings with the Securities and Exchange Commission or otherwise. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, prospects, outlooks or other developments. Some forward-looking statements may be identified by the use of terms such as “expects,” “believes,” “anticipates,” “intends,” “judgment,” “outlook,” “effort,” “attempt,” “achieve,” “project” or other similar expressions. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as the economic and interest rate environment, federal and state legislative and regulatory developments, including but not limited to changes in financial services, employee benefit and tax laws and regulations, changes in accounting rules and interpretations thereof, market pricing and competitive trends relating to insurance products and services, acts of terrorism or war, and the availability and cost of reinsurance, and those relating specifically to the Company’s business, such as the level of its insurance premiums and fee income, the claims experience, persistency and other factors affecting the profitability of its insurance products, the performance of its investment portfolio and changes in the Company’s investment strategy, acquisitions of companies or blocks of business, and ratings by major rating organizations of the Company and its insurance subsidiaries. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain of these uncertainties and contingencies are described in more detail in Part I, Item 1A of the 2011 Form 10-K, “Risk Factors”. The Company disclaims any obligation to update forward-looking information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, Mr. Rosenkranz, certain other members of the Company’s management, members of the Company’s board of directors, Tokio Marine and TM Sub have been named as defendants in four lawsuits brought by and on behalf of the Company’s stockholders in the Court of Chancery of the State of Delaware (the “Court”) challenging certain aspects of the merger. These lawsuits have been consolidated by the Court into a single action known as In re Delphi Financial Group Shareholder Litigation, Consolidated C.A. No. 7144-VCG. On February 16, 2012, plaintiffs filed a second amended complaint in the consolidated action, which alleges, among other things, that Mr. Rosenkranz has breached his fiduciary duties by (1) engaging in improper related-party transactions and using the Company’s resources to run a competing business, and (2) appropriating for himself a disproportionate amount of the merger consideration through (a) an incremental premium being paid to Class B stockholders and (b) an alleged agreement with Tokio Marine to compensate Mr. Rosenkranz in connection with the related-party transactions referred to above. The second amended complaint further alleges that the Company’s directors have breached their fiduciary duties by (1) approving the merger agreement, which the plaintiffs allege to be unfair to the Company’s public stockholders, (2) approving the payment of additional consideration to the Class B stockholders, and (3) structuring the vote on a proposed amendment to the Company’s certificate of incorporation in an improperly coercive manner. In addition, the complaint alleges that members of the Company’s management breached their fiduciary duties to the Company’s public stockholders by aiding Mr. Rosenkranz in seeking additional merger consideration. The complaint alleges that Mr. Rosenkranz and the Company breached the implied covenant of good faith allegedly inherent in the Company’s certificate of incorporation. The second amended complaint also alleges that Tokio Marine and TM Sub aided and abetted these alleged breaches. Finally, the second amended complaint alleges that the preliminary proxy statement omitted material information and provided materially misleading information. Based on these allegations, the second amended complaint in the consolidated action seeks, among other relief, certain injunctive relief, including enjoining the merger, and damages. It also purports to seek recovery of the costs of the actions, including attorneys’ fees.

In a memorandum opinion, issued March 6, 2012, the Court denied plaintiffs’ motion for a preliminary injunction in the consolidated action.

On April 9, 2012, the Company announced that a settlement in principle had been reached, contingent on, among other things, definitive documentation and Court approval. If the settlement is finalized and approved, Delphi’s Class A stockholders and certain option holders as of the effective time of the merger, other than the defendants to the consolidated action and their affiliates, will receive a payment equal to $49 million less plaintiffs’ counsel fees and expenses, which have not yet been determined, and less other administrative expenses such as the costs of providing notice to stockholders and option holders. The payment will be made after and subject to approval of the settlement by the Court. A hearing to consider the settlement is expected to occur subsequent to the closing of the merger. The amount of plaintiffs’ counsel fees and expenses will be determined at or after the time the Court decides whether to approve the settlement agreement.

The settlement is contingent upon, among other things, completion of the merger and approval by the Court. In the event the court does not approve the settlement or the other conditions are not satisfied, the Delphi defendants will continue to vigorously defend all claims. The payment described above is separate and distinct from the merger consideration payable to Delphi’s Class A stockholders.

On April 24, 2012, pursuant to a stipulation among the parties to the action, Harold F. Ilg, a former director of the Company, was dismissed as a defendant from the action with prejudice.

In addition, the Company is a party to various litigation and proceedings in the ordinary course of its business, primarily involving its subsidiaries’ insurance operations. In some cases, these proceedings entail claims for punitive damages and similar types of relief. The ultimate disposition of such litigation and proceedings is not expected to have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Item 1A. Risk Factors

The following discussion, which supplements the significant factors that may affect our business and operations described in Part I, Item 1A of the 2011.

Form 10-K, “Risk Factors”, updates and supersedes the discussion contained therein relating to this risk factor.

Certain risks and uncertainties are associated with the pending merger with Tokio Marine.

On December 21, 2011, the Company entered into a merger agreement with Tokio Marine and TM Sub pursuant to which all of the Company’s outstanding shares will be acquired by Tokio Marine. While the Company expects that the merger with Tokio Marine will close on or about May 15, 2012, certain risks and uncertainties remain associated with the merger. For example, the merger may not be consummated in the time frame or manner currently anticipated or at all, as a result of several factors, including, among other things, the failure of one or more of the merger agreement’s closing conditions to be satisfied. There can be no assurance that the closing conditions will be satisfied or, to the extent permitted, waived or that other events will not intervene to delay or result in the termination of the merger. If the merger is not completed, the price of the Company’s Class A Common Stock may decrease to the extent that the current market price of such stock reflects an assumption that the merger will be consummated. Pending the closing of the merger, the merger agreement also restricts the Company from engaging in certain actions without Tokio Marine’s consent, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on the Company’s business and the Company’s stock price as well as the relationships of the Company’s subsidiaries with customers or employees, as well as a negative impact on the Company’s ability to pursue alternative strategic transactions and/or the Company’s ability to implement alternative business plans. In addition, if the merger agreement is terminated under certain circumstances, the Company would be required to pay a termination fee of $82 million to Tokio Marine.

The Company’s business could be adversely impacted as a result of uncertainty related to the pending merger.

The pending merger with Tokio Marine could cause disruptions to the Company’s business or business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the attention of the Company’s management may be directed to merger-related considerations; the Company’s employees may experience uncertainty about their future roles with the Company, which may adversely affect the Company’s ability to hire and retain key personnel; and parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with the Company. In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable regardless of whether or not the merger is consummated.

Item 6.	Exhibits

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note F to the Consolidated Financial Statements included elsewhere herein)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Executive Vice President and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2012 and 2011 (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

Date: May 09, 2012