Form 10-Q/A
period 2012-03-31
DELPHI FINANCIAL GROUP INC/DE
filed 2012-05-10
CIK 859139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A for Delphi Financial Group, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on May 9, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. The Form 10-Q, as amended by this Form 10-Q/A, continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures contained in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

11.1	Computation of Results per Share of Common Stock (incorporated by reference to Note F to the Consolidated Financial Statements on Form 10-Q)

31.1	Certification by the Chairman of the Board and Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (incorporated by reference)

31.2	Certification by the Executive Vice President and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or 15d-14(a) (incorporated by reference)

32.1	Certification of Periodic Report Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference)

101.	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2012 and 2011 (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

Date: May 10, 2012